Form 10-Q
period 2010-06-30
CIGNA CORP
filed 2010-08-05
CIK 701221

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Registrant’s facsimile number, including area code (215) 761-3596
Not Applicable
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 16, 2010, 272,188,406 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
INDEX

Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Income and Changes in Total Equity	3

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	78

Item 4. Controls and Procedures	79

PART II OTHER INFORMATION

Item 1. Legal Proceedings	80

Item 1. A. Risk Factors	81

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	82

Item 6. Exhibits	83

SIGNATURE	84

INDEX TO EXHIBITS	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
CIGNA Corporation
Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Revenues
Premiums and fees	$4,504	$4,013	$9,047	$8,064
Net investment income	283	260	549	489
Mail order pharmacy revenues	351	316	699	628
Other revenues	193	(83)	247	134
Realized investment gains (losses):
Other-than-temporary impairments on debt securities, net	—	(9)	(1)	(26)
Other realized investment gains (losses)	22	(9)	17	(28)

Total realized investment gains (losses)	22	(18)	16	(54)

Total revenues	5,353	4,488	10,558	9,261

Benefits and Expenses
Health Care medical claims expense	2,078	1,748	4,287	3,528
Other benefit expenses	977	689	1,856	1,797
Mail order pharmacy cost of goods sold	290	255	575	507
GMIB fair value (gain) loss	164	(164)	160	(196)
Other operating expenses	1,405	1,330	2,819	2,722

Total benefits and expenses	4,914	3,858	9,697	8,358

Income from Continuing Operations before Income Taxes	439	630	861	903

Income taxes:
Current	68	155	155	70
Deferred	76	40	127	190

Total taxes	144	195	282	260

Income from Continuing Operations	295	435	579	643
Income from Discontinued Operations, Net of Taxes	—	—	—	1

Net Income	295	435	579	644
Less: Net Income Attributable to Noncontrolling Interest	1	—	2	1

Shareholders’ Net Income	$294	$435	$577	$643

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$1.07	$1.59	$2.10	$2.35
Shareholders’ income from discontinued operations	—	—	—	—

Shareholders’ net income	$1.07	$1.59	$2.10	$2.35

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$1.06	$1.58	$2.08	$2.34
Shareholders’ income from discontinued operations	—	—	—	—

Shareholders’ net income	$1.06	$1.58	$2.08	$2.34

Dividends Declared Per Share	$—	$—	$0.040	$0.040

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$294	$435	$577	$642
Shareholders’ income from discontinued operations	—	—	—	1

Shareholders’ Net Income	$294	$435	$577	$643

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		June 30,		December 31,
(In millions, except per share amounts)		2010		2009
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $13,322; $12,580)		$14,744		$13,443
Equity securities, at fair value (cost, $138; $137)		117		113
Commercial mortgage loans		3,409		3,522
Policy loans		1,558		1,549
Real estate		195		124
Other long-term investments		608		595
Short-term investments		153		493

Total investments		20,784		19,839
Cash and cash equivalents		1,449		924
Accrued investment income		231		238
Premiums, accounts and notes receivable, net		1,457		1,361
Reinsurance recoverables		6,483		6,597
Deferred policy acquisition costs		997		943
Property and equipment		875		862
Deferred income taxes, net		868		1,029
Goodwill		2,879		2,876
Other assets, including other intangibles		1,195		1,056
Separate account assets		7,214		7,288

Total assets		$44,432		$43,013

Liabilities
Contractholder deposit funds		$8,519		$8,484
Future policy benefits		8,358		8,136
Unpaid claims and claim expenses		3,947		3,968
Health Care medical claims payable		1,268		921
Unearned premiums and fees		410		427

Total insurance and contractholder liabilities		22,502		21,936
Accounts payable, accrued expenses and other liabilities		5,866		5,797
Short-term debt		326		104
Long-term debt		2,510		2,436
Nonrecourse obligations		23		23
Separate account liabilities		7,214		7,288

Total liabilities		38,441		37,584

Contingencies — Note 17
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,526		2,514
Net unrealized appreciation, fixed maturities	$569		$378
Net unrealized appreciation, equity securities	3		4
Net unrealized depreciation, derivatives	(10)		(30)
Net translation of foreign currencies	(51)		(12)
Postretirement benefits liability adjustment	(1,050)		(958)

Accumulated other comprehensive loss		(539)		(618)
Retained earnings		9,129		8,625
Less treasury stock, at cost		(5,228)		(5,192)

Total shareholders’ equity		5,976		5,417
Noncontrolling interest		15		12

Total equity		5,991		5,429

Total liabilities and equity		$44,432		$43,013

Shareholders’ Equity Per Share		$21.89		$19.75

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	Unaudited
	2010		2009
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Three Months Ended June 30,	Income	Equity	Income	Equity
Common Stock, April 1 and June 30,		$88		$88

Additional Paid-In Capital, April 1,		2,522		2,505
Effects of stock issuance for employee benefit plans		4		1

Additional Paid-In Capital, June 30,		2,526		2,506

Accumulated Other Comprehensive Loss, April 1,		(530)		(1,036)
Implementation effect of updated guidance on other-than-temporary impairments		—		(18)
Net unrealized appreciation, fixed maturities	$119	119	$212	212
Net unrealized appreciation (depreciation), equity securities	(1)	(1)	2	2

Net unrealized appreciation on securities	118		214
Net unrealized appreciation (depreciation), derivatives	16	16	(19)	(19)
Net translation of foreign currencies	(43)	(43)	42	42
Postretirement benefits liability adjustment	(100)	(100)	(20)	(20)

Other comprehensive income (loss)	(9)		217

Accumulated Other Comprehensive Loss, June 30,		(539)		(837)

Retained Earnings, April 1,		8,840		7,536
Shareholders’ net income	294	294	435	435
Effects of stock issuance for employee benefit plans		(5)		(3)
Implementation effect of updated guidance on other-than-temporary impairment		—		18

Retained Earnings, June 30,		9,129		7,986

Treasury Stock, April 1,		(5,119)		(5,262)
Repurchase of common stock		(123)		—
Other, primarily issuance of treasury stock for employee benefit plans		14		8

Treasury Stock, June 30,		(5,228)		(5,254)

Shareholders’ Comprehensive Income and Shareholders’ Equity	285	5,976	652	4,489

Noncontrolling interest, April 1,		14		7
Net income attributable to noncontrolling interest	1	1	—	—
Accumulated other comprehensive income attributable to noncontrolling interest	—	—	2	2

Noncontrolling interest, June 30,	1	15	2	9

Total Comprehensive Income and Total Equity	$286	$5,991	$654	$4,498

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

	Unaudited
	2010		2009
	Compre-		Compre-
(In millions, except per share amounts)	hensive	Total	hensive	Total
Six Months Ended June 30,	Income	Equity	Income	Equity
Common Stock, January 1 and June 30,		$88		$88

Additional Paid-In Capital, January 1,		2,514		2,502
Effects of stock issuance for employee benefit plans		12		4

Additional Paid-In Capital, June 30,		2,526		2,506

Accumulated Other Comprehensive Loss, January 1,		(618)		(1,074)
Implementation effect of updated guidance on other-than-temporary impairments		—		(18)
Net unrealized appreciation, fixed maturities	$191	191	$265	265
Net unrealized depreciation, equity securities	(1)	(1)	—	—

Net unrealized appreciation on securities	190		265
Net unrealized appreciation (depreciation), derivatives	20	20	(8)	(8)
Net translation of foreign currencies	(39)	(39)	14	14
Postretirement benefits liability adjustment	(92)	(92)	(16)	(16)

Other comprehensive income	79		255

Accumulated Other Comprehensive Loss, June 30,		(539)		(837)

Retained Earnings, January 1,		8,625		7,374
Shareholders’ net income	577	577	643	643
Effects of stock issuance for employee benefit plans		(62)		(38)
Implementation effect of updated guidance on other-than-temporary impairments		—		18
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, June 30,		9,129		7,986

Treasury Stock, January 1,		(5,192)		(5,298)
Repurchase of common stock		(123)		—
Other, primarily issuance of treasury stock for employee benefit plans		87		44

Treasury Stock, June 30,		(5,228)		(5,254)

Shareholders’ Comprehensive Income and Shareholders’ Equity	656	5,976	898	4,489

Noncontrolling interest, January 1,		12		6
Net income attributable to noncontrolling interest	2	2	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	1	1	2	2

Noncontrolling interest, June 30,	3	15	3	9

Total Comprehensive Income and Total Equity	$659	$5,991	$901	$4,498

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income	$579	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	145
Realized investment (gains) losses	(16)	54
Deferred income taxes	127	190
Gains on sale of businesses (excluding discontinued operations)	(12)	(16)
Income from discontinued operations, net of taxes	—	(1)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(100)	(90)
Reinsurance recoverables	17	10
Deferred policy acquisition costs	(87)	(38)
Other assets	(165)	292
Insurance liabilities	375	(72)
Accounts payable, accrued expenses and other liabilities	(87)	(1,076)
Current income taxes	18	41
Other, net	(4)	29

Net cash provided by operating activities	773	112

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	446	397
Equity securities	3	13
Commercial mortgage loans	37	18
Other (primarily short-term and other long-term investments)	641	432
Investment maturities and repayments:
Fixed maturities	426	640
Commercial mortgage loans	51	12
Investments purchased:
Fixed maturities	(1,617)	(1,612)
Equity securities	(4)	—
Commercial mortgage loans	(65)	(51)
Other (primarily short-term and other long-term investments)	(329)	(361)
Property and equipment purchases	(120)	(136)
Other (primarily other acquisitions/dispositions)	(5)	—

Net cash used in investing activities	(536)	(648)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	701	706
Withdrawals and benefit payments from contractholder deposit funds	(629)	(618)
Change in cash overdraft position	32	(13)
Net change in short-term debt	—	(197)
Issuance of long-term debt	296	346
Repayment of long-term debt	(3)	(2)
Repurchase of common stock	(113)	—
Issuance of common stock	28	—
Common dividends paid	(11)	(11)

Net cash provided by financing activities	301	211

Effect of foreign currency rate changes on cash and cash equivalents	(13)	5

Net increase (decrease) in cash and cash equivalents	525	(320)
Cash and cash equivalents, January 1,	924	1,342

Cash and cash equivalents, June 30,	$1,449	$1,022

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$134	$33
Interest paid	$84	$75
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
Note 2 — Recent Accounting Pronouncements
Variable interest entities. Effective January 1, 2010, the Company adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance that requires ongoing qualitative analysis to determine whether a variable interest entity must be consolidated based on the entity’s purpose and design, the Company’s ability to direct the entity’s activities that most significantly impact its economic performance, and the Company’s right or obligation to participate in that performance (ASC 810). A variable interest entity is insufficiently capitalized or is not controlled by its equity owners through voting or similar rights. These amendments must be applied to qualifying special-purpose entities and troubled debt restructures formerly excluded from such analysis. On adoption and through June 30, 2010, the Company was not required to consolidate any variable interest entities and there were no effects to its results of operations or financial condition. Although consolidation was not required, disclosures about the Company’s involvement with variable interest entities have been provided in Note 10.
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

Note 3 — Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2010
Shareholders’ income from continuing operations	$294		$294

Shares (in thousands):
Weighted average	275,107		275,107
Common stock equivalents		2,429	2,429

Total shares	275,107	2,429	277,536

EPS	$1.07	$(0.01)	$1.06

2009
Shareholders’ income from continuing operations	$435		$435

Shares (in thousands):
Weighted average	274,086		274,086
Common stock equivalents		969	969

Total shares	274,086	969	275,055

EPS	$1.59	$(0.01)	$1.58

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Six Months Ended June 30,
2010
Shareholders’ income from continuing operations	$577		$577

Shares (in thousands):
Weighted average	275,398		275,398
Common stock equivalents		2,421	2,421

Total shares	275,398	2,421	277,819

EPS	$2.10	$(0.02)	$2.08

2009
Shareholders’ income from continuing operations	$642		$642

Shares (in thousands):
Weighted average	273,342		273,342
Common stock equivalents		623	623

Total shares	273,342	623	273,965

EPS	$2.35	$(0.01)	$2.34

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Antidilutive options	6.8	9.9	6.0	10.6
The Company held 77,905,033 shares of common stock in Treasury as of June 30, 2010, and 78,223,221 shares as of June 30, 2009.

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

	June 30,	December 31,
(In millions)	2010	2009
Incurred but not yet reported	$1,133	$790
Reported claims in process	116	114
Other medical expense payable	19	17

Medical claims payable	$1,268	$921

Activity in medical claims payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2010	2009
Balance at January 1,	$921	$924
Less: Reinsurance and other amounts recoverable	206	211

Balance at January 1, net	715	713

Incurred claims related to:
Current year	4,362	6,970
Prior years	(75)	(43)

Total incurred	4,287	6,927
Paid claims related to:
Current year	3,397	6,278
Prior years	567	647

Total paid	3,964	6,925
Ending Balance, net	1,038	715
Add: Reinsurance and other amounts recoverable	230	206

Ending Balance	$1,268	$921

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the six months ended June 30, 2010, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $75 million, or 1.1% of the current year incurred claims as reported for the year ended December 31, 2009. Actual completion factors resulted in a reduction in medical claims payable of $39 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $36 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business.
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
The corresponding impact of prior year development on shareholders’ net income was not material for the six months ended June 30, 2010 and 2009. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
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
During 2008 and 2009, the Company conducted a comprehensive review to reduce the operating expenses of its ongoing businesses (“cost reduction program”). As a result, the Company recognized severance-related and real estate charges in other operating expenses. As a result, in the second quarter of 2009 the Company recognized in other operating expenses a total charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of 465 positions in its workforce. There have been no charges in 2010.
Substantially all of these charges were recorded in the Health Care segment, and are expected to be paid in cash by the end of 2010.
Cost reduction activity for 2010 was as follows:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2010	$33	$8	$41
Less:
First quarter payments	10	1	11
Second quarter payments	8	5	13

Balance, June 30, 2010	$15	$2	$17

Note 6 — Guaranteed Minimum Death Benefit Contracts
The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.3 billion as of June 30, 2010 and December 31, 2009. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, claim mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
In 2000, the Company determined that the GMDB reinsurance business was premium deficient because the recorded future policy benefit reserve was less than the expected present value of future claims and expenses less the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience. The Company tests for premium deficiency by reviewing its reserve each quarter using current market conditions and its long-term assumptions. Under premium deficiency accounting, if the recorded reserve is determined insufficient, an increase to the reserve is reflected as a charge to current period income. Consistent with GAAP, the Company does not recognize gains on premium deficient long duration products.
The following provides updates to the Company’s long-term assumptions for GMDB since December 31, 2009:
•	The annual election rates used to estimate the provision for partial surrenders that essentially lock in the death benefit for a particular policy were updated from 0%-22% at December 31, 2009 to 0%-21% at June 30, 2010. The range of rates reflects the variation in the net amount at risk for each policy and whether surrender charges apply.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The volatility assumption for equity fund types has been updated from 16%-30% at December 31, 2009 to 16%-27% at June 30, 2010.

•	The claim mortality assumption has been updated from 70%-75% of the 1994 Group Annuity Mortality table at December 31, 2009 to 65%-89% at June 30, 2010, with 1% annual improvement beginning January 1, 2000 applying to both periods. The update reflects that for certain contracts, a spousal beneficiary is allowed to elect to continue a contract by becoming its new owner, thereby postponing the death claim rather than receiving the death benefit currently. For certain issuers of these contracts, the claim mortality assumption depends on age, gender, and net amount at risk for the policy. Overall assumed claim mortality rates have increased since December 31, 2009.
•	The lapse rate assumption has been updated from 0%-21% at December 31, 2009 to 0%-24% at June 30, 2010, depending on contract type, policy duration and the ratio of the net amount at risk to account value. Although the upper end of the range has increased, there is also a higher proportion of policies experiencing lower lapse rates, so overall, assumed lapse rates have declined since December 31, 2009.
In the first quarter of 2009, the Company reported a charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves. The reserve strengthening primarily reflected an increase in the provision for future partial surrenders due to market declines, adverse volatility-related impacts due to turbulent equity market conditions, and interest rate impacts.
Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2010	2009
Balance at January 1	$1,285	$1,609
Add: Unpaid Claims	36	34
Less: Reinsurance and other amounts recoverable	53	83

Balance at January 1, net	1,268	1,560
Add: Incurred benefits	90	(122)
Less: Paid benefits	61	170

Ending balance, net	1,297	1,268
Less: Unpaid Claims	36	36
Add: Reinsurance and other amounts recoverable	61	53

Ending balance	$1,322	$1,285

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charge discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
The aggregate value of the underlying mutual fund investments was $15.3 billion as of June 30, 2010 and $17.2 billion as of December 31, 2009. The death benefit coverage in force was $7.4 billion as of June 30, 2010 and $7.0 billion as of December 31, 2009. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 560,000 as of June 30, 2010 and 590,000 as of December 31, 2009).
The Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines, and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at June 30, 2010 was $1.2 billion. The Company recorded in other revenues pre-tax gains of $92 million for the three months and $47 million for the six months ended June 30, 2010, and pre-tax losses of $188 million for the three months and $71 million for the six months ended June 30, 2009.
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

Financial Assets and Financial Liabilities Carried at Fair Value
The following tables provide information as of June 30, 2010 and December 31, 2009 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.
June 30, 2010

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$139	$614	$5	$758
State and local government	—	2,545	—	2,545
Foreign government	—	1,079	17	1,096
Corporate	—	9,190	361	9,551
Federal agency mortgage-backed	—	26	—	26
Other mortgage-backed	—	88	8	96
Other asset-backed	—	152	520	672

Total fixed maturities (1)	139	13,694	911	14,744
Equity securities	2	81	34	117

Subtotal	141	13,775	945	14,861
Short-term investments	—	153	—	153
GMIB assets (2)	—	—	658	658
Other derivative assets (3)	—	30	—	30

Total financial assets at fair value, excluding separate accounts	$141	$13,958	$1,603	$15,702

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,221	$1,221
Other derivative liabilities (3)	—	15	—	15

Total financial liabilities at fair value	$—	$15	$1,221	$1,236

(1)	Fixed maturities includes $544 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $99 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3)	Other derivative assets includes $26 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.

December 31, 2009

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$43	$527	$1	$571
State and local government	—	2,521	—	2,521
Foreign government	—	1,056	14	1,070
Corporate	—	8,241	344	8,585
Federal agency mortgage-backed	—	34	—	34
Other mortgage-backed	—	114	7	121
Other asset-backed	—	92	449	541

Total fixed maturities (1)	43	12,585	815	13,443
Equity securities	2	81	30	113

Subtotal	45	12,666	845	13,556
Short-term investments	—	493	—	493
GMIB assets (2)	—	—	482	482
Other derivative assets (3)	—	16	—	16

Total financial assets at fair value, excluding separate accounts	$45	$13,175	$1,327	$14,547

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$903	$903
Other derivative liabilities (3)	—	30	—	30

Total financial liabilities at fair value	$—	$30	$903	$933

(1)	Fixed maturities includes $274 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $38 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3)	Other derivative assets include $12 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.
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
Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2010 or December 31, 2009. The nature and use of these other derivatives are described in Note 9.
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
Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	June 30,	December 31,
(In millions)	2010	2009
Other asset and mortgage-backed securities	$528	$456
Corporate bonds	310	288
Subordinated loans and private equity investments	107	101

Total	$945	$845

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
These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of June 30, 2010 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 2.42% at June 30, 2010 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 56% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 17% to 37% for equity funds, 4% to 12% for bond funds and 1% to 2% for money market funds.

•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•	The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts. This range has been updated from 2% to 17% at December 31, 2009 to 1% to 19% as of June 30, 2010, and depends on the time since contract issue and the relative value of the guarantee. Although the upper end of the range has increased, there is also a higher proportion of policies experiencing lower lapse rates, so overall, assumed lapse rates have declined since December 31, 2009.

•	The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. Actual data is still emerging for the Company as well as the industry and the estimates are based on this limited data.

•	The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 20 to 110 basis points for the GMIB liability and from 15 to 95 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.
•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date. Capital markets assumptions are expected to change at each valuation date reflecting currently observable market conditions. Other assumptions may also change based on a hypothetical market participant’s view of actual experience as it emerges over time or other factors that impact the net liability. If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company’s consolidated results of operations, and in certain situations, could be material to the Company’s financial condition.
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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2010 and 2009. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.
For the Three Months Ended June 30, 2010

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2010	$884	$479	$(886)	$(407)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	187	(351)	(164)
Other	8	—	—	—

Total gains (losses) included in shareholders’ net income	8	187	(351)	(164)

Gains included in other comprehensive income	9	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	43	—	—	—
Purchases, issuances, settlements	(15)	(8)	16	8
Transfers into/(out of) Level 3:
Transfers into Level 3	18	—	—	—
Transfers out of Level 3	(2)	—	—	—

Total transfers into/(out of) Level 3	16	—	—	—

Balance at June 30, 2010	$945	$658	$(1,221)	$(563)

Total gains (losses) included in income attributable to instruments held at the reporting date	$5	$187	$(351)	$(164)

(1)	Amounts do not accrue to shareholders.
For the Three Months Ended June 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2009	$910	$908	$(1,641)	$(733)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	(198)	362	164
Other	(6)	—	—	—

Total gains (losses) included in shareholders’ net income	(6)	(198)	362	164

Gains included in other comprehensive income	29	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(31)	—	—	—
Purchases, sales, settlements	(7)	(25)	55	30
Transfers into/(out of) Level 3:
Transfers into Level 3	80	—	—	—
Transfers out of Level 3	(52)	—	—	—

Total transfers into/(out of) Level 3	28	—	—	—

Balance at June 30, 2009	$923	$685	$(1,224)	$(539)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(6)	$(198)	$362	$164

(1)	Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2010

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	187	(347)	(160)
Other	12	—	—	—

Total gains (losses) included in shareholders’ net income	12	187	(347)	(160)

Gains included in other comprehensive income	21	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	61	—	—	—
Purchases, issuances, settlements	(26)	(11)	29	18
Transfers into/(out of) Level 3:
Transfers into Level 3	72	—	—	—
Transfers out of Level 3	(40)	—	—	—

Total transfers into/(out of) Level 3	32	—	—	—

Balance at June 30, 2010	$945	$658	$(1,221)	$(563)

Total gains (losses) included in income attributable to instruments held at the reporting date	$9	$187	$(347)	$(160)

(1)	Amounts do not accrue to shareholders.
For the Six Months Ended June 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2009	$889	$953	$(1,757)	$(804)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	(236)	432	196
Other	(10)	—	—	—

Total gains (losses) included in shareholders’ net income	(10)	(236)	432	196

Gains included in other comprehensive income	10	—	—	—
Losses required to adjust future policy benefits for settlement annuities (1)	(107)	—	—	—
Purchases, issuances, settlements	(10)	(32)	101	69
Transfers into/(out of) Level 3:
Transfers into Level 3	235	—	—	—
Transfers out of Level 3	(84)	—	—	—

Total transfers into/(out of) Level 3	151	—	—	—

Balance at June 30, 2009	$923	$685	$(1,224)	$(539)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(10)	$(236)	$432	$196

(1)	Amounts do not accrue to shareholders.
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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the six months ended June 30, 2009, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.
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
GMIB fair value losses of $164 million for the three months ended June 30, 2010, and $160 million for the six months ended June 30, 2010, were primarily due to declining interest rates and decreases in underlying account values that occurred during the second quarter of 2010.
GMIB fair value gains of $164 million for the three months ended June 30, 2009 and $196 million for the six months ended June 30, 2009, were primarily a result of increases in interest rates and underlying account values during the second quarter of 2009, partially offset by increases to the annuitization assumption, and in the six months ended June 30, 2009, updates to the lapse assumption.

Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of June 30, 2010 and December 31, 2009 separate account assets were as follows:
June 30, 2010

	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$241	$1,489	$—	$1,730
Non-guaranteed separate accounts (1)	1,680	3,270	534	5,484

Total separate account assets	$1,921	$4,759	$534	$7,214

(1)	As of June 30, 2010, non-guaranteed separate accounts include $2.5 billion in assets supporting the Company’s pension plans, including $515 million classified in Level 3.
December 31, 2009

	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 17)	$275	$1,480	$—	$1,755
Non-guaranteed separate accounts (1)	1,883	3,100	550	5,533

Total separate account assets	$2,158	$4,580	$550	$7,288

(1)	As of December 31, 2009, non-guaranteed separate accounts include $2.6 billion in assets supporting the Company’s pension plans, including $517 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is their exit price.
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
The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2010 and 2009.

	Three Months Ended
	June 30,
(In millions)	2010	2009
Balance at April 1	$544	$597
Policyholder losses (1)	(2)	(21)
Purchases, issuances, settlements	(8)	49
Transfers into/(out of) Level 3:
Transfers into Level 3	1	—
Transfers out of Level 3	(1)	—

Net transfers into/(out of) Level 3	—	—

Balance at June 30	$534	$625

(1)	Includes losses of $3 million attributable to instruments still held at June 30, 2010 and losses of $21 million attributable to instruments still held at June 30, 2009.

	Six Months Ended
	June 30,
(In millions)	2010	2009
Balance at January 1	$550	$475
Policyholder gains (losses) (1)	14	(67)
Purchases, issuances, settlements	(11)	57
Transfers into/(out of) Level 3:
Transfers into Level 3	1	174
Transfers out of Level 3	(20)	(14)

Net transfers into/(out of) Level 3	(19)	160

Balance at June 30	$534	$625

(1)	Includes gains of $12 million attributable to instruments still held at June 30, 2010 and losses of $67 million attributable to instruments still held at June 30, 2009.
For the six months ended June 30, 2009, transfers into Level 3 primarily represented fixed income funds that are priced using the net asset value where restrictions were placed on withdrawal.
Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the three months ended June 30, 2010, impaired commercial mortgage loans with carrying values of $27 million were written down to their fair values of $22 million, resulting in pre-tax realized investment losses of $5 million. During the six months ended June 30, 2010, impaired commercial mortgage loans with carrying values of $91 million were written down to their fair values of $75 million, resulting in pre-tax realized investment losses of $16 million. Also during the six months ended June 30, 2010, impaired real estate entities carried at cost of $35 million were written down to their fair values of $21 million, resulting in pre-tax realized investment losses of $14 million.
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
These fair values were calculated by discounting the expected future cash flows at estimated market interest rates. Such market rates were derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the characteristics of the underlying collateral, including the type, quality and location of the assets. The fair value measurements were classified in Level 3 because these cash flow models incorporate significant unobservable inputs.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		Carrying		Carrying
(In millions)	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,370	$3,409	$3,323	$3,522
Contractholder deposit funds, excluding universal life products	$1,001	$988	$940	$941
Long-term debt, including current maturities, excluding capital leases	$3,004	$2,727	$2,418	$2,427
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
Note 8 — Investments
Total Realized Investment Gains and Losses
The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Fixed maturities	$19	$5	$34	$(11)
Equity securities	(1)	11	3	(6)
Commercial mortgage loans	(4)	1	(15)	—
Other investments, including derivatives	8	(35)	(6)	(37)

Realized investment gains (losses), before income taxes	22	(18)	16	(54)
Less income taxes (benefits)	8	(9)	5	(21)

Net realized investment gains (losses)	$14	$(9)	$11	$(33)

Included in pre-tax realized investment gains (losses) above were other-than-temporary impairments on debt securities, asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Credit-related (1)	$5	$43	$30	$54
Other (2)	—	(1)	1	9

Total (3)	$5	$42	$31	$63

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of GAAP guidance for other-than-temporary impairments on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million for the six months ended June 30, 2010 and $9 million for the three months ended June 30, 2009 and $26 million for the six months ended June 30, 2009. These impairments are included in the other category in 2010 and in both the credit-related and other categories for 2009.
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

	As of June 30,	As of December 31,
(In millions)	2010	2009
Included in fixed maturities:
Trading securities (amortized cost: $7; $8)	$7	$8
Hybrid securities (amortized cost: $33; $37)	37	43

Total	$44	$51

Included in equity securities:
Hybrid securities (amortized cost: $106; $109)	$81	$81

Fixed maturities included $173 million at June 30, 2010, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2010:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$797	$814
Due after one year through five years	4,272	4,556
Due after five years through ten years	4,952	5,411
Due after ten years	2,589	3,126
Other asset and mortgage-backed securities	672	793

Total	$13,282	$14,700

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Mortgage-backed securities consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $29 million of fair value were residential mortgages and home equity lines of credit, all of which were originated using standard underwriting practices and are not sub-prime loans.
Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $44 million at June 30, 2010 and $51 million at December 31, 2009) by type of issuer is shown below.

	June 30, 2010
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value
Federal government and agency	$496	$262	$—	$758
State and local government	2,336	213	(4)	2,545
Foreign government	1,036	62	(2)	1,096
Corporate	8,742	809	(43)	9,508
Federal agency mortgage-backed	24	2	—	26
Other mortgage-backed	93	8	(6)	95
Other asset-backed	555	123	(6)	672

Total	$13,282	$1,479	$(61)	$14,700

(In millions)	December 31, 2009

Federal government and agency	$398	$174	$(1)	$571
State and local government	2,341	188	(8)	2,521
Foreign government	1,040	38	(8)	1,070
Corporate	8,104	529	(98)	8,535
Federal agency mortgage-backed	33	1	—	34
Other mortgage-backed	125	5	(10)	120
Other asset-backed	494	55	(8)	541

Total	$12,535	$990	$(133)	$13,392

The above table includes investments with a fair value of $2.6 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $568 million and gross unrealized depreciation of $24 million at June 30, 2010. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2009, investments supporting this business had a fair value of $2.3 billion, gross unrealized appreciation of $326 million and gross unrealized depreciation of $52 million.
Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Proceeds from sales	$209	$291	$449	$410
Gross gains on sales	$12	$12	$27	$15
Gross losses on sales	$(2)	$—	$(3)	$(3)

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
Excluding trading and hybrid securities, as of June 30, 2010, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$320	$326	$(6)	94
Below investment grade	$170	$177	$(7)	105
More than one year:
Investment grade	$392	$431	$(39)	75
Below investment grade	$62	$71	$(9)	30
The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of June 30, 2010.
Short-term investments and cash equivalents. Short-term investments and cash equivalents includes corporate securities of $1.0 billion, federal government securities of $116 million and money market funds of $113 million at June 30, 2010. The Company’s short-term investments and cash equivalents at December 31, 2009 included corporate securities of $624 million, federal government securities of $402 million and money market funds of $104 million.

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
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain provisions requiring both parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of June 30, 2010 was $15 million for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of June 30, 2010, the Company would be required to post collateral equal to the total net liability. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of June 30, 2010, there was no net liability position under such derivative instruments.
See Note 6 for a discussion of derivatives associated with GMDB contracts and Note 7 for a discussion of derivatives associated with GMIB contracts. The effects of other derivatives were not material to the Company’s consolidated results of operations, liquidity or financial condition for the six months ended June 30, 2010 and 2009.
The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges
Interest rate swaps — $158 million of par value of related investments Foreign currency swaps — $179 million of U.S. dollar equivalent par value of related investments	Interest rate and foreign currency	To hedge the interest and/or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 11 years.	The Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Net interest cash flows are reported in net investment income and included in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Combination swaps (interest rate and foreign currency) — $54 million of U.S. dollar equivalent par value of related investments

Fair Value Effect on the Financial Statements (in millions)

					Gain (Loss) Recognized in
			Accounts Payable, Accrued Expenses and		Other Comprehensive
	Other Long-Term Investments		Other Liabilities		Income
	As of	As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	2010	2009	2010	2009
Interest rate swaps	$10	$8	$—	$—	$1	$(4)	$2	$(5)
Foreign currency swaps	13	4	14	24	15	(17)	19	(15)
Interest rate and foreign currency swaps	3	—	1	6	8	(9)	8	(7)

Total	$26	$12	$15	$30	$24	$(30)	$29	$(27)

Purchased options — $315 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to other benefit expenses over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

Fair values reported in other assets and other comprehensive income were not significant.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contract at the expiration. Cash flows were reported in operating activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.

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

For the three and six month periods ended June 30, 2010 and 2009, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume of
Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Not Designated As Accounting Hedges
Futures — $1,205 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee minimum death benefits (GMDB) resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

Fair Value Effect on the Financial Statements (In millions)
	Other Revenues
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Futures	$92	$(188)	$47	$(71)

Interest rate swaps — $45 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates for both principal and interest. Net interest cash flows are reported in other realized investment gains (losses) and included in operating activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.

Fair Value Effect on the Financial Statements (In millions)
			Realized Investment Gains (Losses)
	Other Long-Term Investments		Three Months Ended		Six Months Ended
	As of	As of	June 30,		June 30,
	June 30, 2010	December 31, 2009	2010	2009	2010	2009
Interest rate swaps	$4	$4	$2	$1	$2	$1

Written options (GMIB liability) — $1,360 million of maximum potential undiscounted future payments as defined in Note 17

Purchased options (GMIB asset) — $748 million of maximum potential undiscounted future receipts as defined in Note 17
Equity and interest rate	The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits, resulting from the level of variable annuity account values compared with a contractually guaranteed amount. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in GMIB fair value (gain)/loss.

Fair Value Effect on the Financial Statements (In millions)
			Accounts Payable, Accrued Expenses and		GMIB Fair Value
	Other Assets		Other Liabilities		(Gain)/Loss
	As of	As of	As of	As of	Three Months Ended June 30,		Six Months Ended June 30,
Instrument	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	2010	2009	2010	2009
Written options (GMIB liability)	$—	$—	$1,221	$903	$351	$(362)	$347	$(432)
Purchased options (GMIB asset)	658	482	—	—	(187)	198	(187)	236

Total	$658	$482	$1,221	$903	$164	$(164)	$160	$(196)

Note 10 — Variable Interest Entities
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
In the normal course of its investing activities, the Company makes passive investments in debt and equity securities that are issued by variable interest entities. The Company does not consolidate these entities because either:
•	it was not the sponsor or manager and had no power to direct the activities that most significantly impacted the entities’ economic performance; or
•	it had no right to receive benefits nor obligation to absorb losses that could be significant to these variable interest entities.
The Company’s maximum exposure to loss related to these entities is limited to the carrying amount of its investment. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.
The Company recorded pre-tax income of $5 million for the three months ended June 30, 2010 and $13 million for the six months ended June 30, 2010 from these investments. Additional information about the nature and activities of these unconsolidated variable interest entities is provided below.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Foreign bank obligations — $409 million par value interest of total $1,131 million par value	To create a more active market for perpetual floating-rate subordinated notes issued by foreign banks, special-purpose trusts are formed to purchase these notes and sell participation interests to investors in the form of fixed-rate debt securities and equity interests. The trusts also purchase derivative contracts to exchange the floating-rate cash flows for fixed-rate and obtain guarantees from third parties to support these fixed-rate payments to its debt holders. In certain trusts, the foreign bank perpetual notes were replaced with U.S. government-sponsored bonds. The Company owns a share of the debt securities issued by the trust and receives fixed-rate cash flows for a stated period.	The third-party guarantors of the debt securities issued by the trust generally control the activities that most significantly impact the trusts’ economic performance, are obligated to absorb any losses, and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)
	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income (1)		Income Taxes (1)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
As of June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010
$498	$5	$7	$1	$2

(1)	Other comprehensive income excludes gains of $40 million for the three months and gains of $57 million for the six months ended June 30, 2010 and income from continuing operations before income taxes excludes gains of $6 million for the three months and gains of $13 million for the six months ended June 30, 2010 of amounts required to adjust future policy benefits for the run-off settlement annuity business.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Mortgage and other asset backed securities — $360 million par value interest of total $47,369 million par value	Special-purpose entities are created by third-party sponsors to increase the availability of financing for commercial or residential mortgages or other assets and provide investors with diversified exposure to these assets. Generally, the entities purchase mortgage loans or other assets, assemble pools of these assets and sell senior or subordinated securities to investors based on their risk tolerance. The securities represent a right to a share of the cash flows from the underlying assets in the pool. Typically, the most subordinate holder bears the first risk of loss and potential for higher returns. The Company owns a minority share of senior securities and receives fixed-rate cash flows.	Third-party sponsors generally control the activities that most significantly impact the entities’ economic performance, bear the first risk of loss and receive any residual returns, and are primary beneficiaries. In certain circumstances (such as when unexpected losses occur), the sponsor may lose the power to direct the entity’s activities and control would rest with the next most subordinate investor.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)
	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income		Income Taxes
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
As of June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010
$336	$6	$15	$5	$9

Equity securities and fixed maturities — Other — $56 million par value interest of total $6,145 million par value	Special-purpose trust entities are created by banks to gain access to capital markets, maintain required regulatory capital and receive tax deductions for interest paid on debt obligations. These entities purchase subordinated notes issued and guaranteed by the sponsoring banks and sell debt or equity securities. Equity interests in these entities are held by their sponsoring banks. The Company owns a minority share of these debt and equity securities and receives fixed cash flows.	The banks that create these trusts control the activities that most significantly impact their economic performance, are obligated to absorb any losses and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in equity securities and fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)
Equity Securities and	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income (1)		Income Taxes (1)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
As of June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010	June 30, 2010
$46	$—	$—	$(1)	$2

(1)	Other comprehensive income excludes losses of $1 million for the three months and gains of $4 million for the six months ended June 30, 2010 and income from continuing operations before income taxes excludes gains of $1 million for the six months ended June 30, 2010 of amounts required to adjust future policy benefits for the run-off settlement annuity business.

In addition to the variable interest entities described above, as of June 30, 2010 the Company was also involved in:
•	trusts that are variable interest entities controlled by contractual provisions and holding investments that secure certain reinsurance recoverables resulting from the sales of the retirement benefits and individual life insurance and annuity businesses (see Note 11 for further information);
•	real estate joint ventures with carrying values of $10 million where all decisions significantly affecting the entities’ economic performance are subject to unanimous approval by the equity holders. As a result, the Company determined that the power over these entities is shared equally, and there is no primary beneficiary. The Company’s maximum exposure to loss was equal to its carrying value; and
•	certain fixed maturities with an aggregate fair value of $13 million issued by entities subject to troubled debt restructurings or bankruptcy proceedings. As a result, the equity owners no longer have the power to direct the significant activities of the entities. The Company’s maximum exposure to loss was equal to its fair value.
The Company does not have the power to direct these entities’ activities; therefore, it was not the primary beneficiary and did not consolidate these entities.
Note 11 — Reinsurance
The Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability. The Company regularly evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.
Retirement benefits business. The Company had reinsurance recoverables of $1.7 billion as of June 30, 2010 and December 31, 2009 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of June 30, 2010, the book value of the trust assets exceeded the recoverable.
Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.4 billion as of June 30, 2010 and December 31, 2009 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. At June 30, 2010, the $4 billion reinsurance recoverable from The Lincoln National Life Insurance Company was secured by assets held in a trust established for the benefit of the Company, and was less than the market value of the trust assets. The remaining recoverable from Lincoln Life & Annuity of New York of $411 million is currently unsecured, however, if this reinsurer does not maintain a specified minimum credit or claims paying rating, it is required to fully secure the outstanding balance. As of June 30, 2010 both companies had ratings sufficient to not trigger a contractual obligation.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $284 million as of June 30, 2010 are expected to be collected from more than 90 reinsurers.
The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2010, the Company’s recoverables related to these segments were net of a reserve of $9 million.
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

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $114 million as of June 30, 2010 are expected to be collected from approximately 80 retrocessionaires.
The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2010, the Company’s recoverables related to this segment were net of a reserve of $6 million.
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
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2010, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Ceded premiums and fees
Individual life insurance and annuity business sold	$49	$50	$95	$101
Other	65	55	129	115

Total	$114	$105	$224	$216

Reinsurance recoveries
Individual life insurance and annuity business sold	$81	$59	$148	$127
Other	49	24	93	82

Total	$130	$83	$241	$209

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
During the second quarter of 2010, the annual actuarial study was completed. Based on the results of the 2010 study, the Company updated its mortality assumption to provide for mortality improvement. Primarily as a result of this mortality assumption change, the Company increased its postretirement benefits liability and decreased shareholders’ equity by $155 million pre-tax ($100 million after-tax) for the three months ended June 30, 2010 and by $152 million pre-tax ($92 million after-tax) for the six months ended June 30, 2010.
As a result of the 2009 plan freeze discussed above, a curtailment of benefits occurred in the second quarter of 2009 because it eliminated all future service for active employees in the domestic plans. Accordingly, the Company recognized a pre-tax curtailment gain of $46 million ($30 million after-tax) during the second quarter of 2009, which was the remaining unamortized negative prior service cost at May 31, 2009.
Pension and Other Postretirement Benefits. Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$1	$21	$1	$42	$1	$—	$1	$—
Interest cost	61	62	120	123	6	6	11	12
Expected long-term return on plan assets	(63)	(60)	(126)	(120)	(1)	(1)	(1)	(1)
Amortization of:
Net loss from past experience	7	10	14	27	—	—	—	(2)
Prior service cost	—	(1)	—	(4)	(5)	(4)	(9)	(9)
Curtailment gain	—	(46)	—	(46)	—	—	—	—

Net pension cost	$6	$(14)	$9	$22	$1	$1	$2	$—

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006, which requires companies to fully fund defined benefit pension plans over a seven-year period beginning in 2008. For the six months ended June 30, 2010, the Company contributed $212 million, of which $69 million was required and $143 million was voluntary. For the remainder of 2010, the Company is not required to make any additional contributions.

Note 13 — Debt
Short-term and long-term debt were as follows:

	June 30,	December 31,
(In millions)	2010	2009
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	226	4

Total short-term debt	$326	$104

Long-term:
Uncollateralized debt:
7% Notes due 2011	$—	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	349
5.125% Notes due 2020	299	—
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	8	11

Total long-term debt	$2,510	$2,436

In the first quarter of 2010, the 7% Notes due 2011 were reclassified into current maturities of long-term debt because they will mature in less than one year.
On May 12, 2010, the Company issued $300 million of 5.125% Notes ($299 million, net of discount, with an effective interest rate of 5.36% per year). Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. The proceeds of this debt were used for general corporate purposes. These Notes will mature on June 15, 2020.
On May 4, 2009, the Company issued $350 million of 8.5% Notes ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of a treasury lock. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. The proceeds of this debt were used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper. These Notes will mature on May 1, 2019.
The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable treasury rate plus 25 basis points (5.125% Notes due 2020) or 50 basis points (8.5% Notes due 2019).

Note 14 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$198	$(69)	$129
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	7	(11)

Net unrealized appreciation, securities	$180	$(62)	$118

Net unrealized appreciation, derivatives	$24	$(8)	$16

Net translation of foreign currencies	$(59)	$16	$(43)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$2	$—	$2
Net change due to valuation update	(157)	55	(102)

Net postretirement benefits liability adjustment	$(155)	$55	$(100)

Three Months Ended June 30, 2009
Net unrealized appreciation, securities:
Implementation effect of updated guidance on other-than-temporary impairments	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the period	345	(119)	226
Reclassification adjustment for (gains) included in shareholders’ net income	(16)	4	(12)

Net unrealized appreciation, securities	$302	$(106)	$196

Net unrealized depreciation, derivatives	$(30)	$11	$(19)

Net translation of foreign currencies	$66	$(24)	$42

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$(1)	$4
Curtailment gain	(46)	16	(30)

Reclassification adjustment for (gains) included in shareholders’ net income	(41)	15	(26)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(31)	$11	$(20)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$325	$(111)	$214
Reclassification adjustment for (gains) included in shareholders’ net income	(37)	13	(24)

Net unrealized appreciation, securities	$288	$(98)	$190

Net unrealized appreciation, derivatives	$30	$(10)	$20

Net translation of foreign currencies	$(53)	$14	$(39)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$5	$10
Net change due to valuation update	(157)	55	(102)

Net postretirement benefits liability adjustment	$(152)	$60	$(92)

Six Months Ended June 30, 2009
Net unrealized appreciation, securities:
Implementation effect of updated guidance on other-than-temporary impairments	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the year	388	(132)	256
Reclassification adjustment for losses included in shareholders’ net income	17	(8)	9

Net unrealized appreciation, securities	$378	$(131)	$247

Net unrealized depreciation, derivatives	$(13)	$5	$(8)

Net translation of foreign currencies	$22	$(8)	$14

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$12	$(4)	$8
Curtailment gain	(46)	16	(30)

Reclassification adjustment for (gains) included in shareholders’ net income	(34)	12	(22)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(24)	$8	$(16)

Note 15 — Income Taxes
A. Income Tax Expense
The Company has historically accrued U.S. income taxes on the undistributed earnings of foreign subsidiaries. Though this practice continues relative to most of the Company’s foreign subsidiaries, it recently began computing income taxes attributable to its South Korea and Hong Kong operations using the foreign jurisdiction tax rate as compared to the higher U.S. statutory tax rate. The change was made because the Company determined that the prospective earnings of these operations are to be permanently invested overseas.
As a result, shareholders’ net income for the six months ended June 30, 2010 increased by $20 million, which included $11 million relative to South Korea and $9 million related to Hong Kong (which includes $6 million associated with first quarter implementation). Shareholders’ net income for the six months ended June 30, 2009 included $20 million attributable to South Korea. As of June 30, 2010, deferred tax liabilities not recognized as a result of the permanent investment of South Korea and Hong Kong operation earnings was $43 million.
B. Unrecognized Tax Benefits
Gross unrecognized tax benefits declined for the six months ended June 30, 2010 by $60 million which was primarily due to the reversal of previously established liabilities that were reevaluated in light of new factors and regulatory guidance. The effect on shareholders’ net income was not material.

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
Over the next twelve months, the Company has determined it is reasonably possible that the level of unrecognized tax benefits could increase or decrease significantly, subject to developments in certain matters in dispute with the IRS. It is also reasonably possible there could be a significant decline in the level of valuation allowances recorded against deferred tax benefits of the reinsurance operations within the next twelve months. A potential decline in these unrecognized tax benefits and valuation allowances could increase shareholders’ net income by approximately $30 million in the second half of 2010, subject to the settlement of certain disputed matters for tax years 2005 and 2006. It is also reasonably possible that additional shareholders’ net income of approximately $60 million could be recognized for tax years after 2006; the timing of which is uncertain.
C. Other Tax Matters
During the first quarter of 2009, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009 the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. Though the Company expects to prevail, an unfavorable resolution of this litigation would result in a charge to shareholders’ net income of up to approximately $20 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, two issues remain unresolved from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns. One of these unresolved issues is the same matter that remains in dispute from the prior IRS examination. The Company is attempting to resolve the other matter through the administrative appeals process, and filed a formal protest of the proposed adjustments on March 31, 2009.
The recently enacted Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income for the six months ended June 30, 2010 by $6 million. The Company will continue to evaluate the tax effect of these provisions.

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
Summarized segment financial information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,692	$3,240	$7,423	$6,529
Disability and Life	678	689	1,368	1,390
International	550	467	1,084	906
Run-off Reinsurance	98	(183)	60	(62)
Other Operations	45	46	88	90
Corporate	(15)	(13)	(30)	(27)

Total	$5,048	$4,246	$9,993	$8,826

Shareholders’ income from continuing operations
Health Care	$247	$194	$414	$349
Disability and Life	89	93	159	156
International	64	64	136	106
Run-off Reinsurance	(104)	112	(100)	86
Other Operations	24	21	43	40
Corporate	(40)	(40)	(86)	(62)

Segment Earnings	280	444	566	675
Realized investment gains (losses), net of taxes	14	(9)	11	(33)

Shareholders’ income from continuing operations	$294	$435	$577	$642

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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2010, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of June 30, 2010. Approximately 76% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2010. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 7 for further information on the fair value hierarchy.
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
The Company is required to disclose the maximum potential undiscounted future payments for GMIB contracts. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	no annuitants surrendered their accounts;
•	all annuitants lived to elect their benefit;
•	all annuitants elected to receive their benefit on the next available date (2010 through 2014); and
•	all underlying mutual fund investment values remained at the June 30, 2010 value of $1.2 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.4 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers which covers 55% of the exposures on these contracts. The receivable from one of these reinsurers is substantially collateralized by assets held in a trust. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Certain other guarantees. The Company had indemnification obligations to lenders of up to $229 million as of June 30, 2010, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2011 through 2017. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2010.
As of June 30, 2010, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $9 million as of June 30, 2010.
As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At June 30, 2010, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $20 million.
The Company had indemnification obligations as of June 30, 2010 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2010.
The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for ASO and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The guarantee fluctuates daily. As of June 30, 2010, the aggregate maximum exposure under these guarantees was approximately $411 million and there were no liabilities required. After-tax charges related to this guarantee were approximately $3 million for the six months ended June 30, 2010 and there were no charges for the same period in 2009. Through July 28, 2010, the exposure that existed at June 30, 2010 has been reduced by approximately 92% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.
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
Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s employee benefits businesses include:
•	additional mandated benefits or services that increase costs;
•	legislation that would grant plan participants broader rights to sue their health plans;
•	changes in public policy and in the political environment, which could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services;
•	changes in Employee Retirement Income Security Act of 1974 (“ERISA”) regulations resulting in increased administrative burdens and costs;
•	additional restrictions on the use of prescription drug formularies and rulings from pending purported class action litigation, which could result in adjustments to or the elimination of the average wholesale price of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;
•	additional privacy legislation and regulations that interfere with the proper use of medical information for research, coordination of medical care and disease and disability management;
•	additional variations among state laws mandating the time periods and administrative processes for payment of health care provider claims;
•	legislation that would exempt independent physicians from antitrust laws; and
•	changes in federal tax laws, such as amendments that could affect the taxation of employer provided benefits.
The employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues and 44% of the segment’s earnings for the three months ended June 30, 2010. For the six months ended June 30, 2010, South Korea generated 32% of the segment’s revenues and 41% of the segment’s earnings. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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
In 2004, the court approved a settlement agreement between the physician class and CIGNA. However, a dispute over disallowed claims under the settlement submitted by a representative of certain class member physicians is in arbitration. Separately, in 2005, the court approved a settlement between CIGNA and a class of non-physician health care providers. Only the American Dental Association case remains unresolved. On March 2, 2009, the Court dismissed with prejudice five of the six counts of the complaint. On March 20, 2009, the Court declined to exercise supplemental jurisdiction over the remaining state law claim and dismissed the case. Plaintiffs filed a notice of appeal with the Eleventh Circuit Court of Appeals on April 17, 2009. On May 14, 2010, the Court of Appeals issued a decision affirming the District Court’s dismissal.
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

In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, the Company and the plaintiffs filed separate petitions for a writ of certiorari to the United States Supreme Court. On June 28, 2010, CIGNA’s petition was granted and is scheduled to be argued at the December 2010 session. The Unites States Supreme Court held the plaintiffs’ petition for writ of certiorari and the Company expects it to be disposed of when an opinion is issued. The implementation of the judgment is currently stayed. The Company will continue to vigorously defend itself in this case. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order.
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
The Company was named as a defendant in eight putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. Three actions were brought on behalf of members, (Franco v. CIGNA Corp. et al., Chazen v. CIGNA Corp. et al and Nelson v. Connecticut General Life Insurance Co. et al..), and five actions were brought on behalf of providers, (American Medical Association et al. v. CIGNA Corp. et al., Shiring et al. v. CIGNA Corp. et al.; Higashi et al. v. CGLIC et al.; Pain Management and Surgery Center of Southern Indiana v. CGLIC et al.; and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.), all of which were consolidated into the Franco case pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009, which is now fully briefed and pending. Plaintiffs filed their motion for class certification on May 28, 2010, and CIGNA filed an opposition on July 2, 2010.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the In re Managed Care Litigation settlement described above by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose prior to and were released in the April 2004 settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation by December 21, 2009. The plaintiffs filed notices of appeal with the United States Court of Appeals for the Eleventh Circuit on December 10 and 11, 2009. On April 21, 2010 and June 16, 2010, the appeals were dismissed for lack of appellate jurisdiction. Plaintiffs filed a motion for rehearing on July 6, 2010.
Two of the provider plaintiffs, Higashi and Pain Management and Surgery Center of Southern Indiana, have voluntarily dismissed their claims.
It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
INDEX

Introduction	45
Consolidated Results of Operations	48
Critical Accounting Estimates	52
Segment Reporting
Health Care	53
Disability and Life	57
International	59
Run-off Reinsurance	61
Other Operations	63
Corporate	64
Discontinued Operations	64
Industry Developments	65
Liquidity and Capital Resources	66
Investment Assets	70
Market Risk	75
Cautionary Statement	76
INTRODUCTION
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (“the Company”) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2010”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 76. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of June 30, 2010, compared with December 31, 2009, and its results of operations for the three and six months ended June 30, 2010 compared with the same periods last year. This discussion should be read in conjunction with MD&A included in the Company’s 2009 Form 10-K, to which the reader is directed for additional information.
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
Strategy
As a global health service organization, CIGNA’s mission remains focused on helping the people it serves improve their health, well-being and sense of security. CIGNA’s long-term growth strategy is based on: (1) growth in targeted geographies, product lines, buying segments and distribution channels; (2) pursuing additional opportunities in high-growth markets with particular focus on individuals; and (3) improving its strategic and financial flexibility.
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
In addition, the Company is focused on improving its strategic and financial flexibility in an effort to optimize value for its shareholders. The Company is continually evaluating various strategic options and risk mitigation alternatives related to the Run-off Reinsurance business including expanding its current hedging program to cover unhedged equity risks and interest rate risk inherent in our growth assumptions related to the GMDB and GMIB products.
Also, in connection with CIGNA’s long-term business strategy, the Company remains committed to health advocacy as a means of creating sustainable solutions for employers, improving the health of the individuals that the Company serves, and lowering the costs of health care for all constituencies.
Health Care Reform
In the first quarter of 2010, the Patient Protection and Affordable Care Act, including the Reconciliation Act of 2010, (collectively, “the Act”) was signed into law. The Act mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. The Act includes provisions for mandatory coverage of benefits and a minimum medical loss ratio, eliminates lifetime and annual benefit limits and creates health insurance exchanges. These provisions are expected to take effect over the next several years from 2010 to 2018 and several have yet to be finalized. Given the broad scope of these changes, many of which have yet to be finalized, it is possible that the effects of the Act could have a material impact on the Company’s results of operations. The Company is evaluating potential business opportunities resulting from the Act that will enable it to leverage the strengths and capabilities of its broad health and wellness portfolio.

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
The Act also changes certain tax laws which affect the Company’s 2010 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments. The Company recorded after-tax charges of approximately $1 million for the three months ended and $6 million for the six months ended June 30, 2010 related to these changes. The Company expects to record additional after-tax charges of approximately $4 million for the balance of the year with respect to the known effects of the tax provisions, but will continue to evaluate their impact as further guidance is made available.
Management is currently unable to estimate the ultimate impact of the Act on the Company’s results of operations, and its financial condition and liquidity due to the uncertainties of interpretation, implementation and timing of the many provisions of the Act. It is possible, however, that this impact could be material to results of operations. Management is closely monitoring this legislation and has formed a task force to implement and report on the Company’s compliance with the Act, to actively engage with regulators to assist with the conversion of legislation to regulation and to assess potential opportunities arising from the Act.
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
Summary
The Company’s overall results are influenced by a range of economic and other factors, especially:
•	cost trends and inflation for medical and related services;
•	utilization patterns of medical and other services;
•	employment levels;
•	the tort liability system;
•	developments in the political environment both domestically and internationally;
•	interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and
•	federal, state and international regulation, including the implementation of U.S. health care reform.
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
Summarized below is a reconciliation between shareholders’ income from continuing operations and adjusted income from operations.
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$4,504	$4,013	$9,047	$8,064
Net investment income	283	260	549	489
Mail order pharmacy revenues	351	316	699	628
Other revenues	193	(83)	247	134
Total realized investment gains (losses)	22	(18)	16	(54)

Total revenues	5,353	4,488	10,558	9,261
Benefits and expenses	4,914	3,858	9,697	8,358

Income from continuing operations before taxes	439	630	861	903
Income taxes	144	195	282	260

Income from continuing operations	295	435	579	643
Less: Net income attributable to noncontrolling interest	1	—	2	1

Shareholders’ income from continuing operations	294	435	577	642
Less: realized investment gains (losses), net of taxes	14	(9)	11	(33)

Segment earnings	280	444	566	675
Less adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	(104)	110	(99)	133
Special items (after-tax):
Curtailment gain (See Note 12 to the Consolidated Financial Statements)	—	30	—	30
Cost reduction charge (See Note 5 to the Consolidated Financial Statements)	—	(9)	—	(9)
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	20

Adjusted income from operations	$384	$313	$665	$501

Summarized below is adjusted income from operations by segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Adjusted Income (Loss) From Operations
Health Care	$247	$177	$414	$331
Disability and Life	89	90	159	148
International	64	63	136	104
Run-off Reinsurance	—	2	(1)	(47)
Other Operations	24	21	43	39
Corporate	(40)	(40)	(86)	(74)

Total	$384	$313	$665	$501

Overview of June 30, 2010 Consolidated Results of Operations
Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
Adjusted income from operations increased for the three months ended June 30, 2010 compared to the same period in 2009, due to higher earnings in the Health Care segment as well as continued strong results from the Disability and Life and International segments. See the individual segment sections of this MD&A for further discussion.
Shareholders’ income from continuing operations decreased for the three months ended June 30, 2010 compared with the same period in 2009 due to a loss in the GMIB business in 2010 compared to a gain in 2009 as well as the absence in 2010 of a pension curtailment gain that was recognized in 2009. See the Run-off Reinsurance section of this MD&A beginning on page 61 for further discussion about the GMIB business. These effects were partially offset by higher adjusted income from operations as discussed above.
Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
Adjusted income from operations increased for the six months ended June 30, 2010 compared to the same period in 2009, primarily reflecting strong earnings growth in the ongoing business segments (Health Care, Disability and Life and International) as well as improved results in the Run-off Reinsurance segment primarily due to the absence of a charge in the first quarter of 2009 related to the GMDB business.
Shareholders’ income from continuing operations decreased for the six months ended June 30, 2010 compared with the same period in 2009 due to a loss in the GMIB business in 2010 compared to a gain in 2009 as well as the absence in 2010 of a pension curtailment gain and a benefit from the completion of an IRS examination recognized in 2009. See the “Special Items and GMIB” section below for further description of these special items. These effects were partially offset by higher adjusted income from operations as discussed above.
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
There were no special items for the three or six months ended June 30, 2010.
The special items for the three months ended June 30, 2009 reflect the benefit associated with the pension curtailment and charges related to cost reduction actions. The special items for the six months ended June 30, 2009 reflect benefits for the pension curtailment and completion of the 2005 and 2006 IRS examination and charges related to cost reduction actions. See Notes 5, 12 and 15 to the Consolidated Financial Statements for additional information.
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

Outlook for 2010
The Company expects 2010 adjusted income from operations to be higher than 2009. Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. This outlook reflects approximately break-even results for GMDB (also known as “VADBe”) for full-year 2010. This assumes that actual experience, including capital markets performance, will be consistent with long term reserve assumptions. However, if the current environment of sustained equity market volatility and low levels of interest rates persists, the Company may increase reserves, which could result in losses in the second half of 2010 for GMDB. See Note 6 to the Consolidated Financial Statements and the Critical Accounting Estimates section on page 56 of the MD&A of the Company’s 2009 Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2010; however they may include potential adjustments associated with cost reduction, litigation, and tax-related items.
This outlook reflects the Company’s best estimate of the impacts of Health Care Reform (“the Act”, see the Introduction section of this MD&A beginning on page 45) on its 2010 results of operations subject to the factors cited in the Cautionary Statement beginning on page 76 of the MD&A. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.
Revenues
Total revenues increased by 19% for the three months and 14% for the six months ended June 30, 2010, compared with the same periods in 2009. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees increased by 12% for the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily reflecting membership growth in the Health Care segment’s risk businesses as well as growth in the International segment.
Net Investment Income
Net investment income increased by 9% for the three months and 12% for the six months ended June 30, 2010, compared with the same periods in 2009, primarily reflecting higher assets due to business growth and improved results from security partnerships and real estate investments.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased by 11% for the three and six months ended June 30, 2010, compared with the same periods in 2009, primarily reflecting increases in volume and price.
Other Revenues
Other revenues included the impact of the futures contracts associated with the GMDB equity hedge program. Losses on futures contracts reflect stock market gains, whereas gains reflect stock market losses. The Company reported gains of $92 million for the three months ended June 30, 2010 compared to losses of $188 million in the same period of 2009 associated with the GMDB equity hedge program. The Company recorded gains of $47 million for the six months ended June 30, 2010 compared to losses of $71 million for the same period in 2009 associated with the GMDB equity hedge program. Excluding the impact of these futures contracts, other revenues decreased slightly for the three and six months ended June 30, 2010 compared with the same periods in 2009 reflecting lower other revenues in the Health Care segment.

Realized Investment Results
Realized investment results improved for the three months ended June 30, 2010, compared with the same period in 2009 primarily due to:
•	the absence in 2010 of impairments on real estate funds and fixed maturities recorded in 2009;
•	prepayment fees on fixed maturities received in 2010 as a result of debt restructurings; and
•	gain on the sale of a real estate joint venture in 2010.
These favorable effects were partially offset by decreases in the value of hybrid securities in 2010, compared with increases in 2009. Changes in the fair value of hybrid securities are reported in realized investment results. In addition, the Company recorded commercial mortgage loan impairments in 2010 compared with none in 2009.
Realized investment results improved for the six months ended June 30, 2010, compared with the same period in 2009 primarily due to:
•	lower impairments on real estate funds and fixed maturities in 2010;
•	prepayment fees on fixed maturities received in 2010 as a result of debt restructurings;
•	higher gains on sales of fixed maturities; and
•	gains on sale of a real estate joint venture and other investments in 2010.
These favorable effects were partially offset by commercial mortgage loan impairments recorded in 2010, reflecting the continued weakness in the commercial real estate markets, compared with none in 2009.
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
The Company regularly evaluates items which may impact critical accounting estimates. As of June 30, 2010, there are no significant changes to the critical accounting estimates from what was reported in the Company’s 2009 Form 10-K.
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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings and adjusted income from operations;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$3,276	$2,855	$6,595	$5,766
Net investment income	64	46	118	80
Mail order pharmacy revenues	351	316	699	628
Other revenues	65	69	129	135

Segment revenues	3,756	3,286	7,541	6,609

Mail order pharmacy cost of goods sold	290	255	575	507
Benefits and other expenses	3,082	2,729	6,322	5,562

Benefits and expenses	3,372	2,984	6,897	6,069

Income before taxes	384	302	644	540
Income taxes	137	108	230	191

Segment earnings	247	194	414	349
Less special items (after-tax) included in segment earnings:
Curtailment gain (See Note 12 to the Consolidated Financial Statements)	—	25	—	25
Cost reduction charge (See Note 5 to the Consolidated Financial Statements)	—	(8)	—	(8)
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$247	$177	$414	$331

Realized investment gains (losses), net of taxes	$8	$(11)	$5	$(16)

The Health Care segment’s adjusted income from operations for the three months ended June 30, 2010 increased by 40%, compared with the same period in 2009 primarily due to:
•	increased membership in risk businesses, as well as higher specialty earnings;
•	a lower guaranteed cost medical care ratio and higher experience-rated margins driven by favorable prior year and first quarter 2010 claim development due, in part, to lower fourth quarter utilization benefiting from fewer large dollar claims. In addition, results reflect favorable H1N1 claim experience, as well as the impact of a change in business mix resulting from significant growth in high deductible plans, which generally experience lower dollar value of claims in the first half of the year followed by higher dollar value of claims in the second half of the year; and
•	higher net investment income due to higher assets driven by membership growth and improved real estate and security partnership income.
These favorable effects were partially offset by a higher medical care ratio in stop loss products due to unfavorable claim experience.
The Health Care segment’s adjusted income from operations for the six months ended June 30, 2010 increased by 25%, compared with the same period in 2009 primarily due to:
•	increased membership in risk businesses, as well as higher specialty earnings;
•	a lower guaranteed cost medical care ratio and higher experience-rated margins driven by favorable prior year claim development due, in part, to lower fourth quarter utilization benefiting from fewer large dollar claims. In addition, results reflect the impact of a change in business mix resulting from significant growth in high deductible plans, which generally experience lower dollar value of claims in the first half of the year followed by higher dollar value of claims in the second half of the year; and
•	higher net investment income due to higher assets driven by membership growth and improved real estate and security partnership income, as well as higher underlying yields.
These favorable effects were partially offset by a higher medical care ratio in stop loss products due to unfavorable claim experience.

Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Medical:
Guaranteed cost (1),(2)	$955	$844	$1,883	$1,701
Experience-rated(2),(3)	427	426	910	858
Stop loss	321	320	642	653
Dental	198	185	398	371
Medicare	371	153	733	291
Medicare Part D	146	92	316	202
Other (4)	133	127	271	258

Total medical	2,551	2,147	5,153	4,334
Life and other non-medical	29	46	62	96

Total premiums	2,580	2,193	5,215	4,430
Fees(2),(5)	696	662	1,380	1,336

Total premiums and fees	$3,276	$2,855	$6,595	$5,766

(1)	Includes guaranteed cost premiums primarily associated with open access, commercial HMO and voluntary/limited benefits, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $12 million for the three months and $22 million for the six months ended June 30, 2010 and $9 million for three months and $17 million for the six months ended June 30, 2009.
Premiums and fees increased by 15% for the three months and 14% for the six months ended June 30, 2010 compared with the same periods of 2009 primarily reflecting membership growth in most products, predominantly in Medicare and guaranteed cost products, as well as rate increases, partially offset by lower service membership. The membership growth was driven by strong retention and new sales in targeted market segments. These increases also reflect the Company’s efforts to enhance customer access, improve the quality of care and provide products and services on a cost effective basis.
Net investment income increased by 39% for the three months and 48% for the six months ended June 30, 2010 compared with the same periods of 2009 reflecting higher assets driven by membership growth, as well as improved real estate and security partnership income. In addition, the year-to-date results reflect higher underlying yields.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Medical claims expense	$2,078	$1,748	$4,287	$3,528
Other benefit expenses	29	38	57	86
Mail order pharmacy cost of goods sold	290	255	575	507
Other operating expenses excluding special item(s)	975	969	1,978	1,974
Special item(s) (1)	—	(26)	—	(26)

Total benefits and expenses	$3,372	$2,984	$6,897	$6,069

(1)	Pre-tax special items of $26 million for the three and six months ended June 30, 2009 included a $39 million curtailment gain associated with the freeze of the Company’s pension plan, partially offset by a $13 million cost reduction charge. For further discussion of special items, see the “Consolidated Results of Operations” section of this MD&A beginning on page 48.
Medical claims expense increased by 19% for the three months and 22% for the six months ended June 30, 2010 compared with the same periods in 2009 largely due to higher medical membership, particularly in the Medicare Private Fee For Service (“Medicare PFFS”) which resulted in an increase of approximately $200 million for the three months ended and approximately $405 million for the six months ended June 30, 2010 compared with the same periods last year. The increases also reflect higher membership in the commercial risk business as well as increases in medical cost inflation.
Other operating expenses for the three and six months ended June 30, 2010 were higher than the same periods in 2009 primarily reflecting the impact of membership growth in risk products, largely offset by the effect of cost reduction initiatives including pension plan changes and staffing reductions, as well as lower amortization expenses.
Other Items Affecting Health Care Results
Health Care Medical Claims Payable
Medical claims payable increased $347 million for the six months ended June 30, 2010 largely driven by medical membership growth, particularly in the Medicare PFFS and commercial risk business as noted above, reflecting new business growth, as well as seasonality in the Stop Loss products (see Note 4 to the Consolidated Financial Statements for additional information).
Medical Membership
The Health Care segment’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of June 30, estimated medical membership was as follows:

(In thousands)	2010	2009
Guaranteed cost (1)	1,113	992
Experience-rated (2)	826	773

Total commercial risk	1,939	1,765
Medicare	147	49

Total risk	2,086	1,814
Service	9,279	9,375

Total medical membership	11,365	11,189

(1)	Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical membership as of June 30, 2010 increased 2% when compared with June 30, 2009, primarily driven by significant new business sales and improved persistency in the risk businesses, offset by a decline in service membership largely reflecting disenrollment after June 30, 2009.
Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management services for disability and workers’ compensation.
Key factors for this segment are:
•	premium and fee growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$650	$661	$1,311	$1,333
Net investment income	67	61	131	118
Other revenues	28	28	57	57

Segment revenues	745	750	1,499	1,508
Benefits and expenses	618	618	1,274	1,296

Income before taxes	127	132	225	212
Income taxes	38	39	66	56

Segment earnings	89	93	159	156
Less special items (after-tax) included in segment earnings:
Curtailment gain (See Note 12 to the Consolidated Financial Statements)	—	4	—	4
Cost reduction charge (See Note 5 to the Consolidated Financial Statements)	—	(1)	—	(1)
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	5

Adjusted income from operations	$89	$90	$159	$148

Realized investment gains (losses), net of taxes	$2	$3	$3	$(7)

Segment adjusted income from operations for the three months ended June 30, 2010 are in line with the same period in 2009 reflecting:
•	continued strong disability claims management;
•	higher net investment income; and
•	favorable life claims experience.
These favorable impacts were offset by life and accident claims associated with the Gulf of Mexico oil rig accident ($5 million after-tax) and less favorable accident claims experience. Disability claim experience in 2010 includes the $29 million after-tax favorable impact of disability reserve studies as compared with the $20 million after-tax favorable impact of reserve studies in 2009. The impact of the reserve studies reflects strong operational performance from disability claims management.

Segment adjusted income from operations increased 7% for the six months ended June 30, 2010 compared with the same period in 2009 reflecting:
•	continued strong disability claims management;
•	favorable accident claims experience; and
•	higher net investment income.
These favorable impacts were partially offset by less favorable life claims experience, the impact of life and accident claims associated with the Gulf of Mexico oil rig accident and a slightly higher expense ratio. Results in 2010 include the $39 million after-tax favorable impact of reserve studies as compared with the $29 million after-tax favorable impact of reserve studies in 2009.
Revenues
Premiums and fees declined 2% for the three and six months ended June 30, 2010 compared with the same periods of 2009 reflecting the Company’s decision to exit a large, low margin assumed government life insurance program (a reduction of $38 million for the three months and $77 million for the six months ended June 30, 2010) and the sale of the renewal rights to the student and participant accident business (a reduction of $5 million for the three months and $11 million for the six months ended June 30, 2010). Excluding the impact of these two items, premiums and fees increased 5% for the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of disability and life sales growth and continued solid persistency.
Net investment income increased 10% for the first three months and 11% for the six months of 2010 compared with the same periods of 2009 due to higher security partnership income and invested assets.
Benefits and Expenses
Benefits and expenses excluding special items for the three months ended June 30, 2010 were level compared with the same period of 2009, primarily as a result of the Company’s exit from the government life insurance program and the sale of renewal rights to the student and participant accident business. Excluding the impact of these two items, benefits and expenses increased 6%, reflecting disability and life business growth, less favorable accident claims experience partially offset by favorable disability and life claims experience. The less favorable accident claims experience was driven by the impact of the Gulf of Mexico oil rig accident and slightly higher new claim counts. The favorable disability claims expenses was due to the $43 million pre-tax favorable impact of reserve studies as compared to the $29 million favorable pre-tax impact of reserve studies in 2009, partially offset by higher paid claims. The favorable life claims experience reflects lower mortality experience.
Benefits and expenses excluding special items for the six months ended June 30, 2010 declined 2% compared with the same period of 2009, primarily as a result of the Company’s exit from the government life insurance program and the sale of renewal rights to the student and participant accident business. Excluding the impact of those two items, benefits and expenses increased 5%, reflecting disability and life business growth, less favorable life claims experience and a higher expense ratio, partially offset by favorable disability claims experience. The less favorable life claims experience was primarily driven by higher new claim counts. The higher operating expense ratio reflects the Company’s strategic investments in information technology and the claims operations. The favorable disability claims experience is due to the impact of the reserve studies, partially offset by higher paid claims. Benefits and expenses in 2010 include the $58 million pre-tax favorable impact of reserve studies as compared to the $42 million favorable pre-tax impact of reserve studies in 2009.

International Segment
Segment Description
The International segment includes supplemental health, life and accident insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio);
•	operating expense as a percentage of earned premium (expense ratio); and
•	impact of foreign currency movements.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$542	$462	$1,069	$896
Net investment income	20	17	39	33
Other revenues	8	5	15	10

Segment revenues	570	484	1,123	939
Benefits and expenses	479	414	938	804

Income before taxes	91	70	185	135
Income taxes	26	6	47	28
Income attributable to noncontrolling interest	1	—	2	1

Segment earnings	64	64	136	106
Less special items (after-tax) included in segment earnings:
Curtailment gain (See Note 12 to the Consolidated Financial Statements)	—	1	—	1
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$64	$63	$136	$104

Impact of foreign currency movements on current period segment earnings	$4		$11

Impact of permanent investment of overseas earnings:
Implementation effect	$—	$14	$5	$14
Effect of recording taxes at the tax rates of respective foreign jurisdictions	6	5	14	5

Total	$6	$19	$19	$19

Realized investment gains, net of taxes	$—	$3	$2	$1

During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its Hong Kong operation overseas. Income taxes for this operation, and the South Korean operation that implemented a similar strategy in the second quarter of 2009, are recorded at the tax rate of the respective foreign jurisdiction. Excluding the impact of these tax adjustments and foreign currency movements (presented in the table above), the International segment’s adjusted income from operations increased 23% for the three months and 25% for the six months ended June 30, 2010 compared with the same periods last year. The increases for the three and six months ended June 30, 2010, were primarily due to strong revenue growth and higher persistency in the supplemental health, life and accident insurance business, particularly in South Korea, as well as favorable loss ratios and membership growth in the expatriate employee benefits business. Both businesses continue to deliver competitively strong margins. Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $523 million for the second quarter of 2010, compared with reported premiums of $462 million for the second quarter of 2009, an increase of 13%, and $1.0 billion for the six months ended June 30, 2010, compared with reported premiums of $896 million for the same period last year, an increase of 12%. These increases were primarily attributable to new sales growth in the supplemental health, life and accident insurance operations, particularly in South Korea, and rate increases and membership growth in the expatriate employee benefits business.
Net investment income increased by 18% for the three months and the six months ended June 30, 2010, compared with the same periods last year. The increase was primarily due to favorable foreign currency movements and asset growth, particularly in South Korea.
Benefits and Expenses
Excluding the impact of foreign currency movements, benefits and expenses were $464 million for the second quarter of 2010, compared with reported benefits and expenses of $414 million for the second quarter of 2009, an increase of 12% and $880 million for the six months ended June 30, 2010, compared to reported benefits and expenses of $804 million for the six months ended June 30, 2009, an increase of 9%. These increases were primarily due to business growth and higher claims in the supplemental health, life and accident insurance business, particularly in South Korea.
Loss ratios were flat for the three months and increased for the six months ended June 30, 2010 in the supplemental health, life and accident insurance business compared to the same periods last year. In the expatriate benefits business, loss ratios improved for the three and six months ended June 30, 2010, compared to the same periods last year, reflecting favorable claim experience and rate increases on renewal business.
Policy acquisition expenses increased for the three and six months ended June 30, 2010, reflecting foreign currency movements and business growth partially offset by lower amortization of deferred acquisition costs associated with higher persistency in the supplemental health, life and accident insurance business.
Expense ratios increased for the second quarter of 2010 and were flat for the six months ended June 30, 2010, compared to the same periods last year. The increase for the three months ended June 30, 2010, reflects spending related to geographic and product expansion.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues for the three and six months ended June 30, 2010. South Korea generated 44% of the segment’s earnings for the second quarter of 2010 and 41% of the segment’s earnings for the six months ended June 30, 2009. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$6	$6	$14	$12
Net investment income	28	34	56	58
Other revenues	92	(189)	46	(74)

Segment revenues	126	(149)	116	(4)
Benefits and expenses	285	(321)	268	(136)

Income (loss) before income taxes	(159)	172	(152)	132
Income taxes (benefits)	(55)	60	(52)	46

Segment earnings (loss)	(104)	112	(100)	86
Less: results of GMIB business	(104)	110	(99)	133

Adjusted income (loss) from operations	$—	$2	$(1)	$(47)

Realized investment gains (losses), net of taxes	$2	$(3)	$1	$(6)

Segment results for the three and six months ended June 30, 2010 reflect significant losses for the GMIB business (presented in the table above) compared with significant earnings for the GMIB business for the same periods last year. Excluding the results of the GMIB business and the charge taken to strengthen GMDB reserves in the six months ended June 30, 2009, results were essentially break-even for all periods presented.
See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.
Other Revenues
Other revenues included pre-tax gains of $92 million for the three months and $47 million for the six months ended June 30, 2010 from futures contracts used in the GMDB equity hedge program (see Note 6 to the Consolidated Financial Statements), compared with losses of $188 million for the three months and $71 million for the six months ended June 30, 2009. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The Company held futures contract positions related to this program with a notional amount of $1.2 billion at June 30, 2010.

Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
GMIB fair value (gain) loss	$164	$(164)	$160	$(196)
Other benefits and expenses	121	(157)	108	60

Benefits and expenses	$285	$(321)	$268	$(136)

GMIB fair value (gain) loss. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 7 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.
GMIB fair value losses of $164 million for the three months ended June 30, 2010, and $160 million for the six months ended June 30, 2010, were primarily due to declining interest rates and decreases in underlying account values that occurred during the second quarter of 2010.
GMIB fair value gains of $164 million for the three months ended June 30, 2009, and $196 million and for the six months ended June 30, 2009, were primarily a result of increases in interest rates and underlying account values during the second quarter of 2009, partially offset by increases to the annuitization assumption and for the six months ended June 30, 2009, updates to the lapse assumption.
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
However, significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year Treasury rates (used to determine claim payments) similar to what occurred periodically during the last few years would increase the expected amount of claims that would be paid out for contractholders who choose to annuitize. It is also possible that such unfavorable market conditions would have an impact on the level of contractholder annuitizations, particularly if such unfavorable market conditions persisted for an extended period.
Other Benefits and Expenses. Other benefits and expenses reflected expense for the three months and six months ended June 30, 2010, compared to income for the three months and expense for the six months ended June 30, 2009. These fluctuations reflect the impacts of changes in equity markets on the Company’s liabilities for guaranteed minimum death benefit contracts. Equity market declines during the second quarter 2010 decreased the underlying annuity account values, which increased the exposure under the contracts and related benefits expense for the three and six months ended June 30, 2010. Equity market improvements during the second quarter of 2009 increased the underlying annuity account values, which decreased the exposure under the contracts and related benefits expense. For the six months ended June 30, 2009, this activity was partially offset by the impacts of equity market declines during the first quarter of 2009, in addition to a pre-tax charge of $73 million to strengthen GMDB reserves (see below). These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
For the three and six months ended June 30, 2010, no reserve strengthening for GMDB reserves was required. In the first quarter of 2009, the Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) to strengthen GMDB reserves. The amounts were primarily due to an increase in the provision for future partial surrenders due to overall market declines, adverse volatility-related impacts due to turbulent equity market conditions and adverse interest rate impacts.

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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2010, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (“COLI”);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$30	$29	$58	$57
Net investment income	104	102	205	200
Other revenues	15	17	30	33

Segment revenues	149	148	293	290
Benefits and expenses	114	116	229	242

Income before taxes	35	32	64	48
Income taxes	11	11	21	8

Segment earnings	24	21	43	40
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$24	$21	$43	$39

Realized investment gains (losses), net of taxes	$2	$(1)	$—	$(5)

Adjusted income from operations for Other Operations increased for the three and six months ended June 30, 2010 compared with the same periods in 2009, reflecting higher COLI earnings driven by higher investment income and favorable mortality, offset by a continued decline in deferred gain amortization associated with the sold businesses.

Revenues
Net investment income. Net investment income increased 2% for the three months and 3% for the six months ended June 30, 2010, compared with the same periods in 2009, reflecting higher COLI average invested assets and higher income on partnership investments, offset by lower settlement annuity average invested assets and yields.
Other revenues. Other revenues decreased 12% for three months and 9% for the six months ended June 30, 2010, compared with the same periods in 2009 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. The amount of the deferred gain amortization recorded was $6 million in the three months and $12 million in the six months ended June 30, 2010, compared to $8 million in the three months and $16 million in the six months ended June 30, 2009.
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
FINANCIAL SUMMARY

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Segment loss	$(40)	$(40)	$(86)	$(62)
Less special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	12

Adjusted loss from operations	$(40)	$(40)	$(86)	$(74)

Corporate’s adjusted loss from operations was flat for the three months ended June 30, 2010 compared with the same period in 2009 reflecting:
•	higher net interest expense, primarily driven by a higher long-term debt balance; and
•	pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010.
These two unfavorable items were offset by lower expenses, including lower directors’ expense resulting from a lower stock price in 2010 compared to 2009.
Corporate’s adjusted loss from operations was greater for the six months ended June 30, 2010 compared with the same period in 2009, primarily reflecting:
•	higher net interest expense, primarily driven by a higher long-term debt balance;
•	pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010; and
•	for the six months ended June 30, 2010, tax expense for postretirement benefits resulting from health care reform (“the Act”, see the Introduction section of the MD&A beginning on page 45).
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the six months ended 2009 primarily represented a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.

INDUSTRY DEVELOPMENTS
There have been inquiries by regulators and legislators with respect to offset practices regarding Social Security Disability Insurance (“SSDI”), specifically as to the industry’s role in providing assistance to individuals with their applications for SSDI. The Company has received one Congressional inquiry and has responded to the information request. Also, legislation prohibiting the offset of SSDI payments against private disability insurance payments for prospectively issued policies was introduced but not enacted in the Connecticut state legislature. The Company was involved in related pending litigation which was resolved in the second quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and

•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	using cash flows from operating activities;

•	selling investments;

•	matching investment durations to those estimated for the related insurance and contractholder liabilities; and

•	borrowing from its parent company.
Liquidity requirements at the parent company level generally consist of:
•	debt service and dividend payments to shareholders; and

•	pension plan funding.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;

•	collecting dividends from its subsidiaries;

•	using proceeds from issuance of debt and equity securities; and

•	borrowing from its subsidiaries.
Cash flows for the six months ended June 30, were as follows:

(In millions)	2010	2009
Operating activities	$773	$112
Investing activities	$(536)	$(648)
Financing activities	$301	$211
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

2010:
Operating activities
For the six months ended June 30, 2010, cash flows from operating activities were higher than net income by $194 million. Net income contains certain after-tax non-cash income and expense items, including:
•	unfavorable results of the GMIB business of $99 million;

•	depreciation and amortization charges of $83 million; and

•	realized investment gains of $11 million.
Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $23 million. Excluding cash inflows of $47 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $24 million. This result primarily reflects pension contributions of $212 million offset by premium growth in the Health Care segment’s risk businesses due to significant new business in 2010.
Cash flows from operating activities increased by $661 million compared with the six months ended June 30, 2009. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities increased by $543 million. This increase primarily reflects premium growth in the Health Care segment’s risk businesses as noted above and earnings growth in the Health Care, Disability and Life and International segments as well as lower contributions to the qualified domestic pension plan ($212 million for the six months ended June 30, 2010, compared with $320 million for the six months ended June 30, 2009). These favorable effects were partially offset by higher management compensation and income tax payments for the six months ended June 30, 2010 compared with the same period last year.
Investing activities
Cash used in investing activities was $536 million. This use of cash consisted primarily of net purchases of investments of $411 million and net purchases of property and equipment of $120 million.
Financing activities
Cash provided from financing activities consisted primarily of net proceeds from the issuance of long-term debt of $296 million, changes in cash overdraft position of $32 million, proceeds from issuances of common stock from employee benefit plans of $28 million and net deposits to contractholder deposit funds of $72 million. These inflows were partially offset by cash used for common stock repurchases of $113 million.
2009:
Operating activities
For the six months ended June 30, 2009, cash flows from operating activities were less than net income by $532 million. Net income contains certain after-tax non-cash income and expense items, including:
•	favorable results of the GMIB business of $133 million;

•	a curtailment gain of $30 million, net of a cost reduction charge of $9 million;

•	tax benefits related to the IRS examination of $20 million;

•	depreciation and amortization charges of $94 million; and

•	realized investment losses of $33 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $485 million. This decrease was primarily due to cash outflows of $71 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, contributions to the qualified domestic pension plan of approximately $320 million and increases in receivables.

Investing activities
Cash used in investing activities was $648 million. This use of cash consisted primarily of net purchases of investments of $512 million and net purchases of property and equipment of $136 million.
Financing activities
Cash provided from financing activities consisted primarily of proceeds from the net issuance of long-term debt of $346 million, offset by repayments of short-term debt, primarily commercial paper, of $197 million. Financing activities also included net deposits to contractholder deposit funds of $88 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Interest expense	$45	$41	$88	$79

The increase in interest expense for the three and six months ended June 30, 2010 was primarily due to higher long-term debt outstanding in 2010, resulting from the issuance of debt in May, 2010 and May, 2009 used for general corporate purposes.
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
The Company prioritizes its use of capital resources to:
•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries which includes evaluating potential solutions for the Company’s run-off reinsurance business and pension funding obligations;
•	consider acquisitions that are strategically and economically advantageous; and
•	return capital to investors through share repurchase.
The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities.
On May 12, 2010, the Company issued $300 million of 5.125% Notes ($299 million, net of discount, with an effective interest rate of 5.36% per year). Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. The proceeds of this debt were used for general corporate purposes. These Notes will mature on June 15, 2020.
On May 4, 2009, the Company issued $350 million of 8.5% Notes ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of a treasury lock. See Note 13 to the Consolidated Financial Statements for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. The proceeds of this debt were used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper. These Notes will mature on May 1, 2019.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:
•	100% of the principal amount of the Notes to be redeemed; or
•	the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable treasury rate plus 25 basis points (5.125% Notes due 2020) or 50 basis points (8.5% Notes due 2019).
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
Through August 4, 2010, the Company repurchased 6.2 million shares for approximately $200 million but did not repurchase any shares during 2009. The total remaining share repurchase authorization as of August 5, 2010 was $247 million.
Liquidity and Capital Resources Outlook
At June 30, 2010, there was approximately $720 million in cash and short-term investments available at the parent company level. For the remainder of 2010, the parent company’s cash requirements include scheduled interest payments of approximately $90 million on outstanding long-term debt (including current maturities) of $2.6 billion at June 30, 2010. In addition, approximately $100 million of commercial paper will mature over the next month and scheduled long-term debt repayments of $222 million are due in January of 2011. The Company made pension plans contributions of $212 million through June 30, 2010 and is not required to make any additional contributions for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.
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
In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of June 30, 2010, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $1.25 billion to be used for letters of credit. As of June 30, 2010, there were two letters totaling $82 million issued out of the credit facility. As of June 30, 2010, the Company had an additional $1.5 billion of borrowing capacity under the credit facility.
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
Contractual obligations. The Company has updated its contractual obligations previously provided on page 85 of the Company’s 2009 Form 10-K for certain items as follows:
•	Future policy benefit liabilities associated with GMDB contracts as a result of an unfavorable equity market during the second quarter of 2010;
•	Long-term debt, primarily due to the issuance of new debt on May 12, 2010. See Note 13 to the Consolidated Financial Statements for additional information; and
•	Other long-term liabilities associated with GMIB contracts primarily as a result of declining interest rates as well as the unfavorable equity market environment during the second quarter of 2010.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Future policy benefits	$11,355	$484	$925	$902	$9,044
Long-term debt	$5,072	$174	$799	$309	$3,790
Other long-term liabilities	$1,546	$614	$329	$165	$438
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
As of June 30, 2010, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2009. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of June 30, 2010. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.
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
The value of the Company’s fixed maturity portfolio increased $403 million in the three months and $559 million in the six months ended June 30, 2010 driven by a decline in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $61 million as of June 30, 2010.
As of June 30, 2010, approximately 63% or $1,595 million of the Company’s total investments in state and local government securities of $2,545 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of June 30, 2010 were as follows:

		As of June 30, 2010
		Fair Value
		With	Without
(In millions)	Quality Rating	Guarantee	Guarantee
State and local governments	Aaa	$91	$88
	Aa1-Aa3	1,214	1,131
	A1-A3	244	267
	Baa1-Baa3	46	54
	Not available	—	55

Total state and local governments		$1,595	$1,595

As of June 30, 2010, approximately 74% or $498 million of the Company’s total investments in other asset-backed securities of $672 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of June 30, 2010, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of June 30, 2010 were:

(In millions)	As of June 30, 2010
Guarantor	Indirect Exposure
AMBAC	$189
National Public Finance Guarantee (formerly MBIA, Inc.)	1,264
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	600
Financial Guaranty Insurance Co.	40

Total	$2,093

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 93% rated A3 or better without their guarantees.
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

The Company completed its annual in depth review of its commercial mortgage loan portfolio in July, 2010. This review included an analysis of each property’s year-end 2009 financial statements, rent rolls and operating plans and budgets for 2010, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio modestly improved, decreasing from 77% as of December 31, 2009 to 76% at June 30, 2010. The portfolio’s average debt service coverage ratio was estimated to be 1.36 as of June 30, 2010, down from 1.48 at completion of the previous review.
Values estimated for the properties in CIGNA’s mortgage portfolio reflect improving commercial real estate capital markets, with stabilizing, and in some instances, increasing values, for well leased, quality commercial real estate located in strong institutional investment markets, the quality reflected by the vast majority of properties securing our mortgages. The deterioration in property cash flows (and resulting debt service coverage levels) estimated as part of the review were as expected, reflecting weak fundamentals (higher vacancy and reduced rental rates) across property types and markets. While there are some early signs of improvement in commercial real estate fundamentals, a sustained recovery will be dependent on continued improvement in local markets and the broader national economy.
The following table reflects the commercial mortgage loan portfolio as of June 30, 2010 summarized by loan-to-value ratio based on the annual loan review completed in July, 2010.

Loan-to-Value Distribution
Loan-to-Value Ratios	Amortized Cost
(In millions)	Senior	Subordinated	Total	% of Mortgage Loans
Below 50%	$180	$158	$338	10%
50% to 59%	420	33	453	13%
60% to 69%	526	60	586	17%
70% to 79%	298	34	332	10%
80% to 89%	811	34	845	25%
90% to 99%	573	27	600	18%
100% or above	255	—	255	7%

Totals	$3,063	$346	$3,409	100%

As summarized above, $346 million or 10% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $312 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans with strong borrower sponsorship, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company will pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but will receive repayment only after satisfaction of the senior interest.
There are seven loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $17 million. Five of these loans have current debt service coverage of 1.0 or greater and two with debt service coverage below 1.0 have other mitigating factors including strong borrower sponsorship. All but three of the approximately 160 loans that comprise the Company’s total mortgage loan portfolio continue to perform under their contractual terms, and the actual aggregate default rate is 3%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and with only $228 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required. While considered unlikely, a scenario where property values were to decrease 10% from those levels estimated during the annual in-depth loan review would cause approximately 20% of the portfolio’s carrying values to exceed the fair values of their underlying properties by approximately $85 million.

Other Long-term Investments
The Company’s other long-term investments include $561 million in private equity and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and equity real estate. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities have experienced a decline in value over the last several quarters due to economic weakness and the disruption in the capital markets, particularly in the commercial real estate market. These total asset values exceeded their carrying values as of June 30, 2010. However, the fair value of the Company’s ownership interest in certain funds (those carried at cost) was less than its carrying value by $55 million. The Company believes these declines in value are temporary and expects to recover its carrying value over the remaining lives of the funds. To mitigate risk, these investments are diversified across approximately 60 separate partnerships, and approximately 35 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 8% of the Company’s private equity and real estate partnership portfolio. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.
Problem and Potential Problem Investments
“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms (interest rate or maturity date). “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:
•	request from the borrower for restructuring;
•	principal or interest payments past due by more than 30 but fewer than 60 days;
•	downgrade in credit rating;
•	collateral losses on asset-backed securities; and
•	for commercial mortgages, deterioration of debt service coverage below 1.0 or estimated loan-to-value ratios increasing to 100% or more.
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2010 and 2009.
The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2010			December 31, 2009
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$97	$(46)	$51	$103	$(49)	$54
Problem commercial mortgage loans	111	(5)	106	169	(11)	158
Foreclosed real estate	142	(12)	130	59	—	59

Total problem investments	$350	$(63)	$287	$331	$(60)	$271

Potential problem bonds	$39	$(10)	$29	$94	$(10)	$84
Potential problem commercial mortgage loans	355	(5)	350	245	(6)	239

Total potential problem investments	$394	$(15)	$379	$339	$(16)	$323

Net problem investments represent 1.5% of total investments excluding policy loans. Net problem investments increased $16 million during the six months ended June 30, 2010 primarily reflecting the reclassification of two commercial mortgage loans totaling $53 million from potential problem loans to problem loans, partially offset by the subsequent sale of one of the reclassified loans.
Net potential problem investments represent 2.0% of total investments excluding policy loans. Net potential problem investments increased $56 million during the six months ended June 30, 2010 reflecting the addition of eight commercial mortgage loans totaling $188 million, five of which were identified as a result of management’s in-depth portfolio loan review completed in July 2010. These additions were exhibiting signs of distress such as an elevated loan-to-value ratio or a low or negative debt service coverage. All eight loans are performing according to their original contractual terms as of June 30, 2010. This increase to potential problem investments was partially offset by the removal of two commercial mortgage loans totaling $64 million, one of which was sold and the other foreclosed, and by a decline in potential problem bonds of $55 million primarily due to improved bond performance as well as redemption activity.
Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $129 million, at June 30, 2010, are considered impaired. In 2010, the Company recorded a $16 million pre-tax ($10 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.
Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2010	2009	2010	2009
Credit-related (1)	$3	$28	$19	$35
Other (2)	—	(1)	1	6

Total (3)	$3	$27	$20	$41

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, Other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million in the six months ended June 30, 2010 and $6 million in the three months and $17 million in the six months ended June 30, 2009. These impairments are included in the other category in 2010 and in both the credit related and other categories in 2009.

The financial markets were generally stable during the three and six months ended June 30, 2010 although equity markets experienced increased volatility during the second quarter. Both investment grade and below investment grade corporate credit indices remained fairly consistent with the fourth quarter of 2009 and the S&P 500 posted a loss of approximately 7% during this period. While credit spreads were relatively stable in the three and six months ended June 30, 2010, asset values increased reflecting lower treasury yields. As a result of this economic environment, risks in the Company’s investment portfolio, while declining, remain elevated.
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
While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater position, the commercial real estate market continues to exhibit significant signs of distress and if these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.
MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $120 million in the fair value of the futures contracts outstanding under this program as of June 30, 2010. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
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
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality member and provider service using effective technology solutions, (vi) lowering administrative costs and (vii) transitioning to an integrated operating company model, including operating efficiencies related to the transition;
4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to providers, government investigations and proceedings, and tax audits and related litigation;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;
6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
7.	significant changes in interest rates and deterioration in the loan to value ratios of commercial real estate investments for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;
9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
10.	the inability of the hedge program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions (including lapse, partial surrender, claim mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;
13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plan in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;
16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);
17.	adverse changes in state and federal law, including health care reform legislation and regulation which could, among other items, affect the way the Company does business, increase cost, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company’s health care products, services, technology and processes;
18.	amendments to income tax laws, which could affect the taxation of employer provided benefits, the taxation of certain insurance products such as corporate-owned life insurance, or the financial decisions of individuals whose variable annuities are covered under reinsurance contracts issued by the Company;
19.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
20.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
21.	challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors, including the agreement with IBM for provision of technology infrastructure and related services; and
22.	the ability to successfully complete the integration of the businesses acquired from Great-West by, among other things, effectively leveraging the information technology platforms and other capabilities of the acquired business to enhance the combined organization’s network access position, underwriting effectiveness, delivery of quality member and provider service, and increased penetration of its membership base with differentiated product offerings.
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2009 Annual Report on Form 10-K, including the “Risk Factors” section, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Item 1A.	RISK FACTORS
CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed description of its risk factors.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended June 30, 2010:

Issuer Purchases of Equity Securities
	Total # of			Approximate dollar value of shares that
	shares	Average price paid	Total # of shares purchased as part	may yet be purchased as part of publicly
Period	purchased (1)	per share	of publicly announced program (2)	announced program (3)
April 1-30, 2010	1,372	$33.90	0	$448,919,605
May 1-31, 2010	1,494,499	$33.20	1,489,000	$399,484,416
June 1-30, 2010	2,170,370	$34.03	2,169,104	$325,678,793

Total	3,666,241	$33.69	3,658,104	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 1,372 shares in April, 5,499 shares in May and 1,266 shares in June.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $326 million as of June 30, 2010 and $247 million as of August 5, 2010.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.	EXHIBITS
(a)	See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Annmarie T. Hagan
Annmarie T. Hagan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Date: August 5, 2010

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 28, 2009	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.1	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.

4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.1	Amendment No. 1 to the CIGNA Long-Term Incentive Plan	Filed herewith.

10.2	CIGNA Executive Severance Benefit Plan amended and restated effective as of April 27, 2010	Filed herewith.

10.3	Amendment No. 1 to the CIGNA Stock Unit Plan	Filed herewith.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1