Form 10-Q
period 2010-09-30
CIGNA CORP
filed 2010-10-29
CIK 701221

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 15, 2010, 270,920,033 shares of the issuer’s common stock were outstanding.

CIGNA CORPORATION
INDEX

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Income	1

Consolidated Balance Sheets	2

Consolidated Statements of Comprehensive Income and Changes in Total Equity	3

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3. Quantitative and Qualitative Disclosures About Market Risk	81

Item 4. Controls and Procedures	82

PART II OTHER INFORMATION

Item 1. Legal Proceedings	83

Item 1. A. Risk Factors	84

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 6. Exhibits	86

SIGNATURE	87

INDEX TO EXHIBITS	E-1

Exhibit 12
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
CIGNA Corporation
Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2010	2009	2010	2009
Revenues
Premiums and fees	$4,621	$3,985	$13,668	$12,049
Net investment income	280	263	829	752
Mail order pharmacy revenues	354	316	1,053	944
Other revenues	(17)	(61)	230	73
Realized investment gains (losses):
Other-than-temporary impairments on debt securities, net	—	(16)	(1)	(42)
Other realized investment gains	28	30	45	2

Total realized investment gains (losses)	28	14	44	(40)

Total revenues	5,266	4,517	15,824	13,778

Benefits and Expenses
Health Care medical claims expense	2,148	1,698	6,435	5,226
Other benefit expenses	892	754	2,748	2,551
Mail order pharmacy cost of goods sold	291	255	866	762
GMIB fair value (gain) loss	22	(19)	182	(215)
Other operating expenses	1,449	1,342	4,268	4,064

Total benefits and expenses	4,802	4,030	14,499	12,388

Income from Continuing Operations before Income Taxes	464	487	1,325	1,390

Income taxes:
Current	101	68	256	138
Deferred	55	89	182	279

Total taxes	156	157	438	417

Income from Continuing Operations	308	330	887	973
Income from Discontinued Operations, Net of Taxes	—	—	—	1

Net Income	308	330	887	974
Less: Net Income Attributable to Noncontrolling Interest	1	1	3	2

Shareholders’ Net Income	$307	$329	$884	$972

Basic Earnings Per Share:
Shareholders’ income from continuing operations	$1.13	$1.20	$3.23	$3.55
Shareholders’ income from discontinued operations	—	—	—	—

Shareholders’ net income	$1.13	$1.20	$3.23	$3.55

Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$1.13	$1.19	$3.20	$3.54
Shareholders’ income from discontinued operations	—	—	—	—

Shareholders’ net income	$1.13	$1.19	$3.20	$3.54

Dividends Declared Per Share	$—	$—	$0.040	$0.040

Amounts Attributable to CIGNA:
Shareholders’ income from continuing operations	$307	$329	$884	$971
Shareholders’ income from discontinued operations	—	—	—	1

Shareholders’ Net Income	$307	$329	$884	$972

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Balance Sheets

		Unaudited
		As of		As of
		September 30,		December 31,
(In millions, except per share amounts)		2010		2009
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $13,488; $12,580)		$15,354		$13,443
Equity securities, at fair value (cost, $139; $137)		124		113
Commercial mortgage loans		3,486		3,522
Policy loans		1,577		1,549
Real estate		180		124
Other long-term investments		670		595
Short-term investments		132		493

Total investments		21,523		19,839
Cash and cash equivalents		1,404		924
Accrued investment income		266		238
Premiums, accounts and notes receivable, net		1,438		1,361
Reinsurance recoverables		6,406		6,597
Deferred policy acquisition costs		1,069		943
Property and equipment		894		862
Deferred income taxes, net		602		1,029
Goodwill		3,119		2,876
Other assets, including other intangibles		1,460		1,056
Separate account assets		7,798		7,288

Total assets		$45,979		$43,013

Liabilities
Contractholder deposit funds		$8,532		$8,484
Future policy benefits		8,460		8,136
Unpaid claims and claim expenses		3,985		3,968
Health Care medical claims payable		1,300		921
Unearned premiums and fees		415		427

Total insurance and contractholder liabilities		22,692		21,936
Accounts payable, accrued expenses and other liabilities		6,144		5,797
Short-term debt		326		104
Long-term debt		2,510		2,436
Nonrecourse obligations		23		23
Separate account liabilities		7,798		7,288

Total liabilities		39,493		37,584

Contingencies — Note 18
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,530		2,514
Net unrealized appreciation, fixed maturities	$767		$378
Net unrealized appreciation, equity securities	3		4
Net unrealized depreciation, derivatives	(21)		(30)
Net translation of foreign currencies	15		(12)
Postretirement benefits liability adjustment	(1,049)		(958)

Accumulated other comprehensive loss		(285)		(618)
Retained earnings		9,421		8,625
Less treasury stock, at cost		(5,285)		(5,192)

Total shareholders’ equity		6,469		5,417
Noncontrolling interest		17		12

Total equity		6,486		5,429

Total liabilities and equity		$45,979		$43,013

Shareholders’ Equity Per Share		$23.88		$19.75

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity
(In millions, except per share amounts)

	Unaudited
Three Months Ended September 30,	2010		2009
	Compre-		Compre-
	hensive	Total	hensive	Total
	Income	Equity	Income	Equity
Common Stock, July 1 and September 30,		$88		$88

Additional Paid-In Capital, July 1,		2,526		2,506
Effects of stock issuance for employee benefit plans		4		4

Additional Paid-In Capital, September 30,		2,530		2,510

Accumulated Other Comprehensive Loss, July 1,		(539)		(837)
Net unrealized appreciation, fixed maturities	$198	198	$302	302
Net unrealized depreciation, equity securities	—	—	(3)	(3)

Net unrealized appreciation on securities	198		299
Net unrealized depreciation, derivatives	(11)	(11)	(6)	(6)
Net translation of foreign currencies	66	66	29	29
Postretirement benefits liability adjustment	1	1	(1)	(1)

Other comprehensive income	254		321

Accumulated Other Comprehensive Loss, September 30,		(285)		(516)

Retained Earnings, July 1,		9,129		7,986
Shareholders’ net income	307	307	329	329
Effects of stock issuance for employee benefit plans		(15)		(12)

Retained Earnings, September 30,		9,421		8,303

Treasury Stock, July 1,		(5,228)		(5,254)
Repurchase of common stock		(78)		—
Other, primarily issuance of treasury stock for employee benefit plans		21		26

Treasury Stock, September 30,		(5,285)		(5,228)

Shareholders’ Comprehensive Income and Shareholders’ Equity	561	6,469	650	5,157

Noncontrolling interest, July 1,		15		9
Net income attributable to noncontrolling interest	1	1	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	1	1	1	1

Noncontrolling interest, September 30,	2	17	2	11

Total Comprehensive Income and Total Equity	$563	$6,486	$652	$5,168

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts)

	Unaudited
Nine Months Ended September 30,	2010		2009
	Compre-		Compre-
	hensive	Total	hensive	Total
	Income	Equity	Income	Equity
Common Stock, January 1 and September 30,		$88		$88

Additional Paid-In Capital, January 1,		2,514		2,502
Effects of stock issuance for employee benefit plans		16		8

Additional Paid-In Capital, September 30,		2,530		2,510

Accumulated Other Comprehensive Loss, January 1,		(618)		(1,074)
Implementation effect of updated guidance on other-than-temporary impairments		—		(18)
Net unrealized appreciation, fixed maturities	$389	389	$567	567
Net unrealized depreciation, equity securities	(1)	(1)	(3)	(3)

Net unrealized appreciation on securities	388		564
Net unrealized appreciation (depreciation), derivatives	9	9	(14)	(14)
Net translation of foreign currencies	27	27	43	43
Postretirement benefits liability adjustment	(91)	(91)	(17)	(17)

Other comprehensive income	333		576

Accumulated Other Comprehensive Loss, September 30,		(285)		(516)

Retained Earnings, January 1,		8,625		7,374
Shareholders’ net income	884	884	972	972
Effects of stock issuance for employee benefit plans		(77)		(50)
Implementation effect of updated guidance on other-than-temporary impairments		—		18
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)

Retained Earnings, September 30,		9,421		8,303

Treasury Stock, January 1,		(5,192)		(5,298)
Repurchase of common stock		(201)		—
Other, primarily issuance of treasury stock for employee benefit plans		108		70

Treasury Stock, September 30,		(5,285)		(5,228)

Shareholders’ Comprehensive Income and Shareholders’ Equity	1,217	6,469	1,548	5,157

Noncontrolling interest, January 1,		12		6
Net income attributable to noncontrolling interest	3	3	2	2
Accumulated other comprehensive income attributable to noncontrolling interest	2	2	3	3

Noncontrolling interest, September 30,	5	17	5	11

Total Comprehensive Income and Total Equity	$1,222	$6,486	$1,553	$5,168

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA Corporation
Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2010	2009
Cash Flows from Operating Activities
Net income	$887	$974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	207
Realized investment (gains) losses	(44)	40
Deferred income taxes	182	279
Gains on sale of businesses (excluding discontinued operations)	(20)	(24)
Income from discontinued operations, net of taxes	—	(1)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(55)	(72)
Reinsurance recoverables	12	(1)
Deferred policy acquisition costs	(118)	(60)
Other assets	(191)	350
Insurance liabilities	409	(271)
Accounts payable, accrued expenses and other liabilities	16	(1,126)
Current income taxes	38	(29)
Other, net	(37)	3

Net cash provided by operating activities	1,283	269

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	685	655
Equity securities	3	21
Commercial mortgage loans	45	23
Other (primarily short-term and other long-term investments)	800	485
Investment maturities and repayments:
Fixed maturities	575	791
Commercial mortgage loans	60	44
Investments purchased:
Fixed maturities	(2,047)	(2,257)
Equity securities	(5)	(8)
Commercial mortgage loans	(160)	(121)
Other (primarily short-term and other long-term investments)	(473)	(489)
Property and equipment purchases	(209)	(218)
Acquisitions, net of cash acquired	(332)	—

Net cash used in investing activities	(1,058)	(1,074)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,019	1,011
Withdrawals and benefit payments from contractholder deposit funds	(920)	(946)
Change in cash overdraft position	38	82
Net change in short-term debt	—	(199)
Issuance of long-term debt	296	346
Repayment of long-term debt	(2)	(2)
Repurchase of common stock	(201)	—
Issuance of common stock	31	9
Common dividends paid	(11)	(11)

Net cash provided by financing activities	250	290

Effect of foreign currency rate changes on cash and cash equivalents	5	9

Net increase (decrease) in cash and cash equivalents	480	(506)
Cash and cash equivalents, January 1,	924	1,342

Cash and cash equivalents, September 30,	$1,404	$836

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$215	$171
Interest paid	$116	$107
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
Discontinued operations for the nine months ended September 30, 2009 primarily represented a tax benefit associated with a past divestiture related to the completion of the 2005 and 2006 IRS examinations.
Unless otherwise indicated, amounts in these Notes exclude the effects of discontinued operations.
Note 2 — Recent Accounting Pronouncements
Deferred acquisition costs. In October 2010, the Financial Accounting Standards Board (“FASB”) amended guidance (ASC 944) for the accounting of costs related to the acquisition or renewal of insurance contracts to require costs such as certain sales compensation or telemarketing costs that are related to unsuccessful efforts and any indirect costs to be expensed as incurred. This new guidance must be implemented on January 1, 2012 or may be implemented earlier and any changes in the Company’s consolidated financial statements may be recognized prospectively for acquisition costs incurred beginning in 2012 or through retrospective adjustment of comparative prior periods. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment and, to a lesser extent, the Health Care and corporate-owned life insurance businesses. The Company is presently evaluating these new requirements to determine the timing, method and potential effects of their implementation.
Variable interest entities. Effective January 1, 2010, the Company adopted the FASB’s amended guidance that requires ongoing qualitative analysis to determine whether a variable interest entity must be consolidated based on the entity’s purpose and design, the Company’s ability to direct the entity’s activities that most significantly impact its economic performance, and the Company’s right or obligation to participate in that performance (ASC 810). A variable interest entity is insufficiently capitalized or is not controlled by its equity owners through voting or similar rights. These amendments must be applied to qualifying special-purpose entities and troubled debt restructures formerly excluded from such analysis. On adoption and through September 30, 2010, the Company was not required to consolidate any variable interest entities and there were no effects to its results of operations or financial condition. Although consolidation was not required, disclosures about the Company’s involvement with variable interest entities have been provided in Note 11.
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
Fair value measurements. The Company adopted the FASB’s updated guidance on fair value measurements (ASU 2010-06) in the first quarter of 2010, which requires separate disclosures of significant transfers between levels in the fair value hierarchy. See Note 8 for additional information.

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
Note 3 — Acquisitions
The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.
Vanbreda International. On August 31, 2010, the Company acquired 100% of the voting stock of Vanbreda International NV (Vanbreda International), based in Antwerp, Belgium for a cash purchase price of approximately $410 million. Vanbreda International specializes in providing worldwide medical insurance and employee benefits to intergovernmental and non-governmental organizations, including international humanitarian operations, as well as corporate clients. Vanbreda International’s strong presence in Europe complements the Company’s position in providing expatriate benefits primarily to corporate clients in North America, as well as Europe and Asia.
In accordance with GAAP, the total estimated purchase price has been allocated on a provisional basis to the tangible and intangible net assets acquired based on management’s estimates of their fair values and may change when appraisals are finalized and as additional information becomes available over the next several months. The condensed balance sheet at the acquisition date was estimated as follows:

(In millions)
Tangible net assets acquired	$41
Intangible assets (primarily customer relationships)	220
Goodwill	223
Deferred tax liability	(74)

Net assets acquired	$410

Goodwill is allocated to the International segment. For foreign tax purposes, the acquisition of Vanbreda International is being treated as a stock purchase. Accordingly, goodwill and other intangible assets will not be amortized for foreign tax purposes but may reduce the taxability of earnings repatriated to the U.S. by Vanbreda International. Since the difference between the Belgium and U.S. corporate tax rates is only 1%, U.S. income taxes on repatriated earnings are expected to be immaterial.
The results of Vanbreda International are included in the Company’s Consolidated Financial Statements from the date of acquisition. The pro forma effect on total revenues and net income assuming the acquisition had occurred as of January 1, 2009 was not material to the Company’s total revenues and shareholders’ net income for the three months and nine months ended September 30, 2010 or 2009.

Note 4 — Earnings Per Share (“EPS”)
Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2010
Shareholders’ income from continuing operations	$307		$307

Shares (in thousands):
Weighted average	270,497		270,497
Common stock equivalents		2,343	2,343

Total shares	270,497	2,343	272,840

EPS	$1.13	$—	$1.13

2009
Shareholders’ income from continuing operations	$329		$329

Shares (in thousands):
Weighted average	274,398		274,398
Common stock equivalents		1,732	1,732

Total shares	274,398	1,732	276,130

EPS	$1.20	$(0.01)	$1.19

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2010
Shareholders’ income from continuing operations	$884		$884

Shares (in thousands):
Weighted average	273,748		273,748
Common stock equivalents		2,395	2,395

Total shares	273,748	2,395	276,143

EPS	$3.23	$(0.03)	$3.20

2009
Shareholders’ income from continuing operations	$971		$971

Shares (in thousands):
Weighted average	273,698		273,698
Common stock equivalents		993	993

Total shares	273,698	993	274,691

EPS	$3.55	$(0.01)	$3.54

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Antidilutive options	6.7	8.7	6.2	10.0

The Company held 80,096,166 shares of common stock in Treasury as of September 30, 2010, and 77,475,700 shares as of September 30, 2009.
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

	September 30,	December 31,
(In millions)	2010	2009
Incurred but not yet reported	$1,127	$790
Reported claims in process	158	114
Other medical expense payable	15	17

Medical claims payable	$1,300	$921

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2010	2009
Balance at January 1,	$921	$924
Less: Reinsurance and other amounts recoverable	206	211

Balance at January 1, net	715	713

Incurred claims related to:
Current year	6,527	6,970
Prior years	(92)	(43)

Total incurred	6,435	6,927
Paid claims related to:
Current year	5,514	6,278
Prior years	584	647

Total paid	6,098	6,925
Ending Balance, net	1,052	715
Add: Reinsurance and other amounts recoverable	248	206

Ending Balance	$1,300	$921

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 12 for additional information on reinsurance. For the nine months ended September 30, 2010, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $92 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2009. Actual completion factors resulted in a reduction in medical claims payable of $49 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $43 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business.
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
The corresponding impact of prior year development on shareholders’ net income was not material for the nine months ended September 30, 2010 and 2009. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:
First, due to the nature of the Company’s retrospectively experience-rated business, only adjustments to medical claims payable on experience-rated accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.
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

Note 6 — Cost Reduction
As part of its strategy, the Company has undertaken several initiatives to realign its organization and consolidate support functions in an effort to increase efficiency and responsiveness to customers and to reduce costs.
During 2008 and 2009, the Company conducted a comprehensive review to reduce the operating expenses of its ongoing businesses (“cost reduction program”). As a result, the Company recognized severance-related and real estate charges in other operating expenses as follows:
•	during the fourth quarter of 2009, a charge of $20 million pre-tax ($13 million after-tax), for severance resulting from reductions of approximately 470 positions in its workforce;
•	during the third quarter of 2009, a charge of $10 million pre-tax ($7 million after-tax), for severance resulting from reductions of approximately 230 positions in its workforce; and
•	during the second quarter of 2009, a charge of $14 million pre-tax ($9 million after-tax), for severance resulting from reductions of approximately 480 positions in its workforce. There have been no charges in 2010.
Substantially all of these charges were recorded in the Health Care segment, and are expected to be paid in cash by the end of 2010.
Cost reduction activity, related to the 2009 charges listed above, for 2010 was as follows:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2010	$33	$8	$41
Less:
First quarter payments	10	1	11
Second quarter payments	8	5	13
Third quarter payments	7	1	8

Balance, September 30, 2010	$8	$1	$9

Note 7 — Guaranteed Minimum Death Benefit Contracts
The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.2 billion as of September 30, 2010 and $1.3 billion as of December 31, 2009. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, claim mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.
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
During the third quarter of 2010, the Company performed its periodic review of assumptions resulting in a charge of $52 million pre-tax ($34 million after-tax) to strengthen GMDB reserves. At December 31, 2009, the Company considered the low level of current short-term interest rates in determining the mean investment performance assumption. As of September 30, 2010, current short-term interest rates had declined from the level anticipated at December 31, 2009, leading the Company to increase reserves. Interest rate risk is not covered by the GMDB equity hedge program discussed below. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

In the first quarter of 2009, the Company reported a charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves. The reserve strengthening primarily reflected an increase in the provision for future partial surrenders due to market declines, adverse volatility-related impacts due to turbulent equity market conditions, and interest rate impacts.
The following provides updates to the Company’s long-term assumptions for GMDB since December 31, 2009:
•	The annual election rates used to estimate the provision for partial surrenders that essentially lock in the death benefit for a particular policy were updated from 0%-22% at December 31, 2009 to 0%-21% at September 30, 2010. The range of rates reflects the variation in the net amount at risk for each policy and whether surrender charges apply.
•	The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The volatility assumption for equity fund types has been updated from 16%-30% at December 31, 2009 to 16%-26% at September 30, 2010.
•	The claim mortality assumption has been updated from 70%-75% of the 1994 Group Annuity Mortality table at December 31, 2009 to 65%-89% at September 30, 2010, with 1% annual improvement beginning January 1, 2000 applying to both periods. The update reflects that for certain contracts, a spousal beneficiary is allowed to elect to continue a contract by becoming its new owner, thereby postponing the death claim rather than receiving the death benefit currently. For certain issuers of these contracts, the claim mortality assumption depends on age, gender, and net amount at risk for the policy. Overall assumed claim mortality rates have increased since December 31, 2009.
•	The lapse rate assumption has been updated from 0%-21% at December 31, 2009 to 0%-24% at September 30, 2010, depending on contract type, policy duration and the ratio of the net amount at risk to account value. Although the upper end of the range has increased, there is also a higher proportion of policies experiencing lower lapse rates, so overall, assumed lapse rates have declined since December 31, 2009.
•	The assumed mean investment performance for the underlying equity mutual funds considers the Company’s GMDB equity hedge program using futures contracts, and is based on the Company’s view of average short-term interest rates over future periods, but considers the current level of short-term interest rates. The current level of short-term rates remains below the level anticipated when the impact of the current level of short-term interest rates was last reviewed at December 31, 2009. As a result, in consideration of the current level of short-term rates, the liability was increased as of September 30, 2010.
Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2010	2009
Balance at January 1	$1,285	$1,609
Add: Unpaid Claims	36	34
Less: Reinsurance and other amounts recoverable	53	83

Balance at January 1, net	1,268	1,560
Add: Incurred benefits	44	(122)
Less: Paid benefits	94	170

Ending balance, net	1,218	1,268
Less: Unpaid Claims	39	36
Add: Reinsurance and other amounts recoverable	56	53

Ending balance	$1,235	$1,285

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charge discussed above. As discussed below, losses or gains have been recorded in other revenues as a result of the GMDB equity hedge program to reduce equity market exposures.
The aggregate value of the underlying mutual fund investments was $16.0 billion as of September 30, 2010 and $17.2 billion as of December 31, 2009. The death benefit coverage in force was $6.2 billion as of September 30, 2010 and $7.0 billion as of December 31, 2009. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 540,000 as of September 30, 2010 and 590,000 as of December 31, 2009).

The Company operates a GMDB equity hedge program to substantially reduce the equity market exposures of this business by selling exchange-traded futures contracts, which are expected to rise in value as the equity market declines, and decline in value as the equity market rises. In addition, the Company uses foreign currency futures contracts to reduce the international equity market and foreign currency risks associated with this business. The notional amount of futures contract positions held by the Company at September 30, 2010 was $1.1 billion. The Company recorded in other revenues pre-tax losses of $119 million for the three months and $72 million for the nine months ended September 30, 2010, and pre-tax losses of $161 million for the three months and $232 million for the nine months ended September 30, 2009.
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

Financial Assets and Financial Liabilities Carried at Fair Value
The following tables provide information as of September 30, 2010 and December 31, 2009 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.
September 30, 2010

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$136	$685	$4	$825
State and local government	—	2,604	—	2,604
Foreign government	—	1,143	19	1,162
Corporate	—	9,580	368	9,948
Federal agency mortgage-backed	—	17	—	17
Other mortgage-backed	—	85	5	90
Other asset-backed	—	152	556	708

Total fixed maturities (1)	136	14,266	952	15,354
Equity securities	3	87	34	124

Subtotal	139	14,353	986	15,478
Short-term investments	—	129	3	132
GMIB assets (2)	—	—	673	673
Other derivative assets (3)	—	21	—	21

Total financial assets at fair value, excluding separate accounts	$139	$14,503	$1,662	$16,304

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$1,246	$1,246
Other derivative liabilities (3)	—	26	—	26

Total financial liabilities at fair value	$—	$26	$1,246	$1,272

(1)	Fixed maturities includes $683 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $129 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3)	Other derivative assets includes $17 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 10 for additional information.

December 31, 2009

	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$43	$527	$1	$571
State and local government	—	2,521	—	2,521
Foreign government	—	1,056	14	1,070
Corporate	—	8,241	344	8,585
Federal agency mortgage-backed	—	34	—	34
Other mortgage-backed	—	114	7	121
Other asset-backed	—	92	449	541

Total fixed maturities (1)	43	12,585	815	13,443
Equity securities	2	81	30	113

Subtotal	45	12,666	845	13,556
Short-term investments	—	493	—	493
GMIB assets (2)	—	—	482	482
Other derivative assets (3)	—	16	—	16

Total financial assets at fair value, excluding separate accounts	$45	$13,175	$1,327	$14,547

Financial liabilities at fair value:
GMIB liabilities	$—	$—	$903	$903
Other derivative liabilities (3)	—	30	—	30

Total financial liabilities at fair value	$—	$30	$903	$933

(1)	Fixed maturities includes $274 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $38 million of appreciation for securities classified in Level 3.

(2)	The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3)	Other derivative assets include $12 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $4 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 10 for additional information.
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
Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2010 or December 31, 2009. The nature and use of these other derivatives are described in Note 10.
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
The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.
Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	September 30,	December 31,
(In millions)	2010	2009
Other asset and mortgage-backed securities	$561	$456
Corporate bonds (1)	320	288
Subordinated loans and private equity investments	108	101

Total	$989	$845

(1)	As of September 30, 2010, corporate bonds include $3 million of short-term investments.
Fair values of mortgage and asset-backed securities and corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation. Subordinated loans and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

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
These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of September 30, 2010 were as follows:
•	The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.
•	The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.91% at September 30, 2010 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.
•	The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 55% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 17% to 34% for equity funds, 4% to 12% for bond funds, and 1% to 2% for money market funds.
•	The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.
•	The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts. This range has been updated from 2% to 17% at December 31, 2009 to 1% to 19% as of September 30, 2010, and depends on the time since contract issue and the relative value of the guarantee. Although the upper end of the range has increased, there is also a higher proportion of policies experiencing lower lapse rates, so overall, assumed lapse rates have declined since December 31, 2009.
•	The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 30%. Actual data is still emerging for the Company as well as the industry and the estimates are based on this limited data.

•	The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 15 to 115 basis points for the GMIB liability and from 20 to 85 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.
•	The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.
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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value
The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2010 and 2009. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.
For the Three Months Ended September 30, 2010

	Fixed Maturities &
(In millions)	Equity Securities (2)	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2010	$945	$658	$(1,221)	$(563)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	24	(46)	(22)
Other	5	—	—	—

Total gains (losses) included in shareholders’ net income	5	24	(46)	(22)

Gains included in other comprehensive income	9	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	30	—	—	—
Purchases, issuances, settlements, net	(3)	(9)	21	12
Transfers into/(out of) Level 3:
Transfers into Level 3	27	—	—	—
Transfers out of Level 3	(24)	—	—	—

Total transfers into/(out of) Level 3	3	—	—	—

Balance at September 30, 2010	$989	$673	$(1,246)	$(573)

Total gains (losses) included in income attributable to instruments held at the reporting date	$5	$24	$(46)	$(22)

(1)	Amounts do not accrue to shareholders.

(2)	Amounts include $3 million of short-term investments.
For the Three Months Ended September 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2009	$923	$685	$(1,224)	$(539)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	(27)	46	19
Other	(9)	—	—	—

Total gains (losses) included in shareholders’ net income	(9)	(27)	46	19

Gains included in other comprehensive income	36	—	—	—
Gains required to adjust future policy benefits for settlement annuities	56	—	—	—
Purchases, sales, settlements, net	7	(44)	52	8
Transfers into/(out of) Level 3:
Transfers into Level 3	40	—	—	—
Transfers out of Level 3	(53)	—	—	—

Total transfers into/(out of) Level 3	(13)	—	—	—

Balance at September 30, 2009	$1,000	$614	$(1,126)	$(512)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(9)	$(27)	$46	$19

(1)	Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2010

	Fixed Maturities &
(In millions)	Equity Securities (2)	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	211	(393)	(182)
Other	17	—	—	—

Total gains (losses) included in shareholders’ net income	17	211	(393)	(182)

Gains included in other comprehensive income	30	—	—	—
Gains required to adjust future policy benefits for settlement annuities (1)	91	—	—	—
Purchases, issuances, settlements, net	(29)	(20)	50	30
Transfers into/(out of) Level 3:
Transfers into Level 3	99	—	—	—
Transfers out of Level 3	(64)	—	—	—

Total transfers into/(out of) Level 3	35	—	—	—

Balance at September 30, 2010	$989	$673	$(1,246)	$(573)

Total gains (losses) included in income attributable to instruments held at the reporting date	$14	$211	$(393)	$(182)

(1)	Amounts do not accrue to shareholders.

(2)	Amounts include $3 million of short-term investments.
For the Nine Months Ended September 30, 2009

	Fixed Maturities &
(In millions)	Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2009	$889	$953	$(1,757)	$(804)

Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	—	(263)	478	215
Other	(19)	—	—	—

Total gains (losses) included in shareholders’ net income	(19)	(263)	478	215

Gains included in other comprehensive income	46	—	—	—
Losses required to adjust future policy benefits for settlement annuities(1)	(51)	—	—	—
Purchases, issuances, settlements, net	(3)	(76)	153	77
Transfers into/(out of) Level 3:
Transfers into Level 3	275	—	—	—
Transfers out of Level 3	(137)	—	—	—

Total transfers into/(out of) Level 3	138	—	—	—

Balance at September 30, 2009	$1,000	$614	$(1,126)	$(512)

Total gains (losses) included in income attributable to instruments held at the reporting date	$(19)	$(263)	$478	$215

(1)	Amounts do not accrue to shareholders.
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
Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the nine months ended September 30, 2009, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.
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
GMIB fair value losses of $22 million for the three months ended September 30, 2010, and $182 million for the nine months ended September 30, 2010 were primarily due to declining interest rates, partially offset by increases in underlying account values that occurred during the three and nine months ended September 30, 2010.
GMIB fair value gains of $19 million for the three months ended September 30, 2009 were primarily a result of increases in underlying account values during the period and updates to the risk and profit charge estimates, partially offset by decreases in interest rates and experience varying from assumptions. GMIB fair value gains of $215 million for the nine months ended September 30, 2009, were primarily a result of increases in interest rates, increases in underlying account values and updates to the risk and profit charge estimates, partially offset by increases to the annuitization assumption, experience varying from assumptions and updates to the lapse assumption.

Separate account assets
Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of September 30, 2010 and December 31, 2009 separate account assets were as follows:
September 30, 2010

	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 18)	$271	$1,496	$—	$1,767
Non-guaranteed separate accounts (1)	1,801	3,666	564	6,031

Total separate account assets	$2,072	$5,162	$564	$7,798

(1)	As of September 30, 2010, non-guaranteed separate accounts include $2.7 billion in assets supporting the Company’s pension plans, including $515 million classified in Level 3.
December 31, 2009

	Quoted Prices in Active
	Markets for Identical	Significant Other	Significant
	Assets	Observable Inputs	Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
Guaranteed separate accounts (See Note 18)	$275	$1,480	$—	$1,755
Non-guaranteed separate accounts (1)	1,883	3,100	550	5,533

Total separate account assets	$2,158	$4,580	$550	$7,288

(1)	As of December 31, 2009, non-guaranteed separate accounts include $2.6 billion in assets supporting the Company’s pension plans, including $517 million classified in Level 3.
Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:
•	equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and
•	actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is their exit price.
Separate account assets classified in Level 3 include investments primarily in securities partnerships and real estate generally valued based on the separate account’s ownership share of the equity of the investee including changes in the fair values of its underlying investments. In addition, certain fixed income funds priced using their net asset values are classified in Level 3 due to restrictions on their withdrawal.
The following tables summarize the changes in separate account assets reported in Level 3 for the three months and nine months ended September 30, 2010 and 2009.

	Three Months Ended
	September 30,
(In millions)	2010	2009
Balance at July 1	$534	$625
Policyholder gains (losses) (1)	17	(18)
Purchases, issuances, settlements	12	(23)
Transfers into/(out of) Level 3:
Transfers into Level 3	3	—
Transfers out of Level 3	(2)	—

Total transfers into/(out of) Level 3	1	—

Balance at September 30	$564	$584

(1)	Includes gains of $5 million attributable to instruments still held at September 30, 2010 and losses of $20 million attributable to instruments still held at September 30, 2009.

	Nine Months Ended
	September 30,
(In millions)	2010	2009
Balance at January 1	$550	$475
Policyholder gains (losses) (1)	31	(85)
Purchases, issuances, settlements, net	1	34
Transfers into/(out of) Level 3:
Transfers into Level 3	4	174
Transfers out of Level 3	(22)	(14)

Total transfers into/(out of) Level 3	(18)	160

Balance at September 30	$564	$584

(1)	Includes gains of $16 million attributable to instruments still held at September 30, 2010 and losses of $88 million attributable to instruments still held at September 30, 2009.
For the nine months ended September 30, 2009, transfers into Level 3 primarily represented fixed income funds that are priced using the net asset value where restrictions were placed on withdrawal.
Assets and Liabilities Measured at Fair Value under Certain Conditions
Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the three months ended September 30, 2010, impaired commercial mortgage loans with carrying values of $47 million were written down to their fair values of $46 million, resulting in pre-tax realized investment losses of $1 million. During the nine months ended September 30, 2010, impaired commercial mortgage loans with carrying values of $138 million were written down to their fair values of $121 million, resulting in pre-tax realized investment losses of $17 million. Also during the nine months ended September 30, 2010, impaired real estate entities carried at cost of $35 million were written down to their fair values of $21 million, resulting in pre-tax realized investment losses of $14 million.
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
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		Carrying		Carrying
(In millions)	Fair Value	Value	Fair Value	Value
Commercial mortgage loans	$3,508	$3,486	$3,323	$3,522
Contractholder deposit funds, excluding universal life products	$1,008	$986	$940	$941
Long-term debt, including current maturities, excluding capital leases	$3,087	$2,727	$2,418	$2,427

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
Note 9 — Investments
Total Realized Investment Gains and Losses
The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Fixed maturities	$14	$2	$48	$(9)
Equity securities	4	16	7	10
Commercial mortgage loans	(1)	(4)	(16)	(4)
Other investments, including derivatives	11	—	5	(37)

Realized investment gains (losses), before income taxes	28	14	44	(40)
Less income taxes (benefits)	10	5	15	(16)

Net realized investment gains (losses)	$18	$9	$29	$(24)

Included in pre-tax realized investment gains (losses) above were other-than-temporary impairments on debt securities, asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Credit-related (1)	$1	$18	$31	$72
Other (2)	—	3	1	12

Total (3)	$1	$21	$32	$84

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of GAAP guidance for other-than-temporary impairments on April 1, 2009, other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million for the nine months ended September 30, 2010 and $16 million for the three months ended September 30, 2009 and $42 million for the nine months ended September 30, 2009. These impairments are included in the other category in 2010 and in both the credit-related and other categories for 2009.
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

	As of September 30,	As of December 31,
(In millions)	2010	2009
Included in fixed maturities:
Trading securities (amortized cost: $7; $8)	$7	$8
Hybrid securities (amortized cost: $36; $37)	43	43

Total	$50	$51

Included in equity securities:
Hybrid securities (amortized cost: $106; $109)	$87	$81

Fixed maturities included $181 million at September 30, 2010, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily corporate securities.
The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2010:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$876	$896
Due after one year through five years	4,424	4,777
Due after five years through ten years	4,907	5,538
Due after ten years	2,582	3,279
Other asset and mortgage-backed securities	656	814

Total	$13,445	$15,304

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Mortgage-backed securities consist principally of commercial mortgage-backed securities and collateralized mortgage obligations of which $20 million of fair value were residential mortgages and home equity lines of credit, all of which were originated using standard underwriting practices and are not sub-prime loans.
Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $50 million at September 30, 2010 and $51 million at December 31, 2009) by type of issuer is shown below.

	September 30, 2010
		Unrealized	Unrealized
	Amortized	Appre-	Depre-	Fair
(In millions)	Cost	ciation	ciation	Value
Federal government and agency	$514	$311	$—	$825
State and local government	2,337	270	(3)	2,604
Foreign government	1,074	89	(1)	1,162
Corporate	8,864	1,056	(21)	9,899
Federal agency mortgage-backed	16	1	—	17
Other mortgage-backed	85	10	(6)	89
Other asset-backed	555	160	(7)	708

Total	$13,445	$1,897	$(38)	$15,304

(In millions)	December 31, 2009
Federal government and agency	$398	$174	$(1)	$571
State and local government	2,341	188	(8)	2,521
Foreign government	1,040	38	(8)	1,070
Corporate	8,104	529	(98)	8,535
Federal agency mortgage-backed	33	1	—	34
Other mortgage-backed	125	5	(10)	120
Other asset-backed	494	55	(8)	541

Total	$12,535	$990	$(133)	$13,392

The above table includes investments with a fair value of $2.7 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $697 million and gross unrealized depreciation of $14 million at September 30, 2010. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2009, investments supporting this business had a fair value of $2.3 billion, gross unrealized appreciation of $326 million and gross unrealized depreciation of $52 million.
Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Proceeds from sales	$239	$266	$688	$676
Gross gains on sales	$9	$24	$36	$39
Gross losses on sales	$—	$(5)	$(3)	$(8)

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
Excluding trading and hybrid securities, as of September 30, 2010, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

	Fair	Amortized	Unrealized	Number
(In millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$180	$183	$(3)	75
Below investment grade	$43	$45	$(2)	30
More than one year:
Investment grade	$297	$325	$(28)	60
Below investment grade	$52	$57	$(5)	30
The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of September 30, 2010.
Short-term investments and cash equivalents. Short-term investments and cash equivalents includes corporate securities of $933 million, federal government securities of $82 million and money market funds of $78 million at September 30, 2010. Short-term investments also include $3 million of hybrid securities carried at fair value. The Company’s short-term investments and cash equivalents at December 31, 2009 included corporate securities of $624 million, federal government securities of $402 million and money market funds of $104 million.

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
Certain subsidiaries of the Company are parties to over-the-counter derivative instruments that contain provisions requiring both parties to such instruments to post collateral depending on net liability thresholds and the party’s financial strength or credit rating. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where a subsidiary of the Company was in a net liability position as of September 30, 2010 was $24 million for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of September 30, 2010, the Company would be required to post collateral equal to the total net liability. Such subsidiaries are parties to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the subsidiary were to decline below specified levels. As of September 30, 2010, there was no net liability position under such derivative instruments.
See Note 7 for a discussion of derivatives associated with GMDB contracts and Note 8 for a discussion of derivatives associated with GMIB contracts. The effects of other derivatives were not material to the Company’s consolidated results of operations, liquidity or financial condition for the nine months ended September 30, 2010 and 2009.
The tables below present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

Instrument / Volume
of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy

Derivatives Designated as Accounting Hedges — Cash Flow Hedges

Interest rate swaps — $157 million of par value of related investments

Foreign currency swaps — $169 million of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $64 million of U.S. dollar equivalent par value of related investments
	Interest rate and foreign currency	To hedge the interest and/or foreign currency cash flows of fixed maturities and commercial mortgage loans to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 11 years.	The Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Net interest cash flows are reported in operating activities.	Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Fair Value Effect on the Financial Statements (In millions)

			Accounts Payable, Accrued		Gain (Loss) Recognized in Other
	Other Long-Term Investments		Expenses and Other Liabilities		Comprehensive Income (1)
	As of	As of	As of	As of	Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Instrument	2010	2009	2010	2009	2010	2009	2010	2009
Interest rate swaps	$12	$8	$—	$—	$1	$1	$4	$(4)
Foreign currency swaps	5	4	19	24	(11)	(7)	7	(22)
Interest rate and foreign currency swaps	—	—	7	6	(9)	(4)	(1)	(11)

Total	$17	$12	$26	$30	$(19)	$(10)	$10	$(37)

(1)	Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

Purchased options — $318 million of cash surrender value of related life insurance policies	Interest rate	To hedge the possibility of early policyholder cash surrender when the amortized cost of underlying invested assets is greater than their fair values.	The Company pays a fee and may receive or pay cash, based on the difference between the amortized cost and fair values of underlying invested assets at the time of policyholder surrender. These cash flows will be reported in financing activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to other benefit expenses over the life of the underlying invested assets.

Fair Value Effect on the Financial Statements

Fair values reported in other assets and other comprehensive income were not significant.

Treasury lock	Interest rate	To hedge the variability of and fix at inception date, the benchmark Treasury rate component of future interest payments on debt to be issued.	The Company paid the fair value of the contract at the expiration. Cash flows were reported in operating activities.	Using cash flow hedge accounting, fair values are reported in other assets or other liabilities, with changes in fair value reported in accumulated other comprehensive income and amortized to interest expense over the life of the debt issued.

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
For the three and nine months ended September 30, 2010 and 2009, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

Instrument / Volume
of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy
Derivatives Not Designated As Accounting Hedges

Futures — $1,103 million of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency	To reduce domestic and international equity market exposures for certain reinsurance contracts that guarantee minimum death benefits (GMDB) resulting from changes in variable annuity account values based on underlying mutual funds. Currency futures are primarily euros, Japanese yen and British pounds.	The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in premiums, accounts and notes receivable, net or accounts payable, accrued expenses and other liabilities.

Fair Value Effect on the Financial Statements (In millions)

	Other Revenues
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Futures	$(119)	$(161)	$(72)	$(232)

Interest rate swaps — $45 million of par value of related investments	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates and these cash flows are included in investing activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments		Realized Investment Gains (Losses)
	As of	As of	Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Interest rate swaps	$4	$4	$—	$—	$2	$(1)

Written options (GMIB liability) — $1,289 million of maximum potential undiscounted future payments as defined in Note 18

Purchased options (GMIB asset) — $709 million of maximum potential undiscounted future receipts as defined in Note 18
Equity and interest rate	The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits, resulting from the level of variable annuity account values compared with a contractually guaranteed amount. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the market risks assumed. These contracts are accounted for as written and purchased options.	The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.	Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in GMIB fair value (gain)/loss.

Fair Value Effect on the Financial Statements (In millions)

			Accounts Payable, Accrued
			Expenses and Other
	Other Assets		Liabilities		GMIB Fair Value (Gain)/Loss
	As of	As of	As of	As of	Three Months Ended		Nine Months Ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Instrument	2010	2009	2010	2009	2010	2009	2010	2009
Written options (GMIB liability)	$—	$—	$1,246	$903	$46	$(46)	$393	$(478)
Purchased options (GMIB asset)	673	482	—	—	(24)	27	(211)	263

Total	$673	$482	$1,246	$903	$22	$(19)	$182	$(215)

Note 11 — Variable Interest Entities
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
The Company recorded pre-tax income of $9 million for the three months and $22 million for the nine months ended September 30, 2010 from these investments. Additional information about the nature and activities of these unconsolidated variable interest entities is provided below.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Foreign bank obligations — $409 million par value interest of total $1,125 million par value	To create a more active market for perpetual floating-rate subordinated notes issued by foreign banks, special-purpose trusts are formed to purchase these notes and sell participation interests to investors in the form of fixed-rate debt securities and equity interests. The trusts also purchase derivative contracts to exchange the floating-rate cash flows for fixed-rate and obtain guarantees from third parties to support these fixed-rate payments to its debt holders. In certain trusts, the foreign bank perpetual notes were replaced with U.S. government-sponsored bonds. The Company owns a share of the debt securities issued by the trust and receives fixed-rate cash flows for a stated period.	The third-party guarantors of the debt securities issued by the trust generally control the activities that most significantly impact the trusts’ economic performance, are obligated to absorb any losses, and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)

	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income (1)		Income Taxes (1)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
As of September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010
$534	$3	$10	$1	$3

(1)	Other comprehensive income excludes gains of $30 million for the three months and gains of $87 million for the nine months ended September 30, 2010 and income from continuing operations before income taxes excludes gains of $7 million for the three months and gains of $20 million for the nine months ended September 30, 2010 of amounts required to adjust future policy benefits for the run-off settlement annuity business.

Variable		Factors Considered in Determining	Risk Exposure and Effect on the
Interests	Nature, Purpose and Activities	Consolidation Not Required	Financial Statements

Fixed maturities — Mortgage and other asset backed securities — $338 million par value interest of total $44,075 million par value	Special-purpose entities are created by third-party sponsors to increase the availability of financing for commercial or residential mortgages or other assets and provide investors with diversified exposure to these assets. Generally, the entities purchase mortgage loans or other assets, assemble pools of these assets and sell senior or subordinated securities to investors based on their risk tolerance. The securities represent a right to a share of the cash flows from the underlying assets in the pool. Typically, the most subordinate holder bears the first risk of loss and potential for higher returns. The Company owns a minority share of senior securities and receives fixed-rate cash flows.	Third-party sponsors generally control the activities that most significantly impact the entities’ economic performance, bear the first risk of loss and receive any residual returns, and are primary beneficiaries. In certain circumstances (such as when unexpected losses occur), the sponsor may lose the power to direct the entity’s activities and control would rest with the next most subordinate investor.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)

	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income		Income Taxes
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
As of September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010
$319	$4	$19	$5	$14

Equity securities and fixed maturities — Other — $56 million par value interest of total $6,145 million par value	Special-purpose trust entities are created by banks to gain access to capital markets, maintain required regulatory capital and receive tax deductions for interest paid on debt obligations. These entities purchase subordinated notes issued and guaranteed by the sponsoring banks and sell debt or equity securities. Equity interests in these entities are held by their sponsoring banks. The Company owns a minority share of these debt and equity securities and receives fixed cash flows.	The banks that create these trusts control the activities that most significantly impact their economic performance, are obligated to absorb any losses and are the primary beneficiaries.	The Company’s maximum exposure to loss is equal to the fair value of its variable interests reported on the balance sheet in equity securities and fixed maturities. Unrealized changes in fair value are reported in accumulated other comprehensive income. Realized changes in fair value (impairment or sale) are reported in realized investment gains (losses), and interest earned is reported in net investment income.

Effect on the Financial Statements (In millions)

Equity Securities and	Gain (Loss) Recognized in Other		Income from Continuing Operations before
Fixed Maturities	Comprehensive Income (1)		Income Taxes (1)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
As of September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010	September 30, 2010
$52	$—	$—	$3	$5

(1)	Other comprehensive income excludes gains of $2 million for the three months and gains of $6 million for the nine months ended September 30, 2010 and income from continuing operations before income taxes excludes gains of $1 million for the three months and gains of $2 million for the nine months ended September 30, 2010 of amounts required to adjust future policy benefits for the run-off settlement annuity business.

In addition to the variable interest entities described above, as of September 30, 2010 the Company was also involved in:
•	trusts that are variable interest entities controlled by contractual provisions and holding investments that secure certain reinsurance recoverables resulting from the sales of the retirement benefits and individual life insurance and annuity businesses (see Note 12 for further information);
•	a real estate joint venture with a carrying value of $11 million where all decisions significantly affecting the entity’s economic performance are subject to unanimous approval by the equity holders. As a result, the Company determined that the power over this entity is shared equally, and there is no primary beneficiary. The Company’s maximum exposure to loss was equal to its carrying value; and
•	certain fixed maturities with an aggregate fair value of $13 million issued by entities subject to troubled debt restructurings or bankruptcy proceedings. As a result, the equity owners no longer have the power to direct the significant activities of the entities. The Company’s maximum exposure to loss was equal to its fair value.
The Company does not have the power to direct these entities’ activities; therefore, it was not the primary beneficiary and did not consolidate these entities.
Note 12 — Reinsurance
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
Retirement benefits business. The Company had reinsurance recoverables of $1.7 billion as of September 30, 2010 and December 31, 2009 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of September 30, 2010, the book value of the trust assets exceeded the recoverable.
Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.3 billion as of September 30, 2010 and $4.4 billion as of December 31, 2009 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. At September 30, 2010, the $3.9 billion reinsurance recoverable from The Lincoln National Life Insurance Company was secured by assets held in a trust established for the benefit of the Company, and was less than the market value of the trust assets. The remaining recoverable from Lincoln Life & Annuity of New York of $410 million is currently unsecured, however, if this reinsurer does not maintain a specified minimum credit or claims paying rating, it is required to fully secure the outstanding balance. As of September 30, 2010 both companies had ratings sufficient to avoid triggering a contractual obligation.
Other Ceded and Assumed Reinsurance
Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $295 million as of September 30, 2010 are expected to be collected from more than 90 reinsurers.
The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2010, the Company’s recoverables related to these segments were net of a reserve of $8 million.
Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Company’s Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts.

Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the caption Other assets, including other intangibles and the liability related to GMIB is recorded in the caption Accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets (see Notes 8 and 18 for additional discussion of the GMIB assets and liabilities).
The reinsurance recoverables for GMDB, workers’ compensation, and personal accident of $108 million as of September 30, 2010 are expected to be collected from approximately 80 retrocessionaires.
The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2010, the Company’s recoverables related to this segment were net of a reserve of $6 million.
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
Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2010, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.
Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Ceded premiums and fees
Individual life insurance and annuity business sold	$47	$49	$142	$150
Other	52	56	181	171

Total	$99	$105	$323	$321

Reinsurance recoveries
Individual life insurance and annuity business sold	$87	$87	$235	$214
Other	45	42	138	124

Total	$132	$129	$373	$338

Note 13 — Pension and Other Postretirement Benefit Plans
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
For the nine months ended September 30, 2010, the Company’s postretirement benefits liability increased by $150 million pre-tax ($91 million after-tax). This was primarily a result of the completion of the annual actuarial study during second quarter. The Company updated its mortality assumption to provide for mortality improvement, which resulted in most of the increase in the liability.
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
Pension and Other Postretirement Benefits. Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$—	$1	$1	$43	$—	$1	$1	$1
Interest cost	61	64	181	187	7	6	17	18
Expected long-term return on plan assets	(63)	(60)	(189)	(180)	(1)	—	(1)	(1)
Amortization of:
Net (gain) loss from past experience	7	3	21	30	—	(1)	—	(3)
Prior service cost	—	—	—	(4)	(5)	(5)	(14)	(14)
Curtailment gain	—	—	—	(46)	—	—	—	—

Net pension cost	$5	$8	$14	$30	$1	$1	$3	$1

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the nine months ended September 30, 2010, the Company contributed $212 million, of which $69 million was required and $143 million was voluntary. For the remainder of 2010, the Company is not required to make any additional contributions.

Note 14 — Debt
Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2010	2009
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	226	4

Total short-term debt	$326	$104

Long-term:
Uncollateralized debt:
7% Notes due 2011	$—	$222
6.375% Notes due 2011	226	226
5.375% Notes due 2017	250	250
6.35% Notes due 2018	300	300
8.5% Notes due 2019	349	349
5.125% Notes due 2020	299	—
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
Other	8	11

Total long-term debt	$2,510	$2,436

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

Note 15 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$320	$(110)	$210
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	6	(12)

Net unrealized appreciation, securities	$302	$(104)	$198

Net unrealized depreciation, derivatives	$(17)	$6	$(11)

Net translation of foreign currencies	$95	$(29)	$66

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$2	$(1)	$1

Net postretirement benefits liability adjustment	$2	$(1)	$1

Three Months Ended September 30, 2009
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$479	$(168)	$311
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	6	(12)

Net unrealized appreciation, securities	$461	$(162)	$299

Net unrealized depreciation, derivatives	$(9)	$3	$(6)

Net translation of foreign currencies	$46	$(17)	$29

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$(3)	$2	$(1)

Net postretirement benefits liability adjustment	$(3)	$2	$(1)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$645	$(221)	$424
Reclassification adjustment for (gains) included in shareholders’ net income	(55)	19	(36)

Net unrealized appreciation, securities	$590	$(202)	$388

Net unrealized appreciation, derivatives	$13	$(4)	$9

Net translation of foreign currencies	$42	$(15)	$27

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$4	$11
Net change due to valuation update	(157)	55	(102)

Net postretirement benefits liability adjustment	$(150)	$59	$(91)

Nine Months Ended September 30, 2009
Net unrealized appreciation, securities:
Implementation effect of updated guidance on other-than-temporary impairments	$(27)	$9	$(18)
Net unrealized appreciation on securities arising during the year	867	(300)	567
Reclassification adjustment for losses included in shareholders’ net income	(1)	(2)	(3)

Net unrealized appreciation, securities	$839	$(293)	$546

Net unrealized depreciation, derivatives	$(22)	$8	$(14)

Net translation of foreign currencies	$68	$(25)	$43

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$9	$(2)	$7
Curtailment gain	(46)	16	(30)

Reclassification adjustment for (gains) included in shareholders’ net income	(37)	14	(23)
Net change due to valuation update	10	(4)	6

Net postretirement benefits liability adjustment	$(27)	$10	$(17)

Note 16 — Income Taxes
A. Income Tax Expense
The Company has historically accrued U.S. income taxes on the undistributed earnings of its foreign subsidiaries. However, the Company recently began computing income taxes attributable to the South Korea and Hong Kong operations using the foreign jurisdiction tax rate, as compared to the higher U.S. statutory tax rate. This change, adopted in 2009 for South Korea and earlier in 2010 for Hong Kong, was based upon a determination that the prospective earnings of these operations would be permanently invested overseas.
As a result, shareholders’ net income for the nine months ended September 30, 2010 increased by $25 million, which included $15 million relative to South Korea and $10 million relative to Hong Kong. The Hong Kong amount includes $6 million associated with first quarter transition. Shareholders’ net income for the nine months of 2009 increased by $22 million, all attributable to South Korea. Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $49 million through September 30, 2010.
B. Unrecognized Tax Benefits
Gross unrecognized tax benefits declined for the nine months ended September 30, 2010 by $36 million due primarily to the reversal of previously established liabilities which were reevaluated in light of new factors and regulatory guidance. The effect on shareholders’ net income was not material.

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
Within the next twelve months, the Company has determined it is reasonably possible that the level of unrecognized tax benefits could change significantly, subject to the development of matters in dispute with the IRS. These same developments could also, within the next twelve months, result in a significant decline in the level of valuation allowances recorded against deferred tax benefits of the reinsurance operations. These potential changes could increase shareholders’ net income by approximately $30 million in the fourth quarter of 2010, subject to the settlement of certain disputed matters for tax years 2005 and 2006, and an additional $60 million for post-2006 tax years, the timing of which is uncertain.
C. Other Tax Matters
During the first quarter of 2009, final resolution was reached in one of the two disputed issues associated with the IRS examination of the Company’s 2003 and 2004 consolidated federal income tax returns. The second of these disputed matters remains unresolved and on June 4, 2009 the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, the timing of the resolution of this matter is uncertain. Though the Company expects to prevail, an unfavorable resolution of this litigation would result in a charge to shareholders’ net income of approximately $20 million, representing net interest expense on the cumulative incremental tax for all affected years. In addition, two issues remain unresolved from the IRS examination of the Company’s 2005 and 2006 consolidated federal income tax returns, for which a formal protest of the proposed adjustments was filed on March 31, 2009. One of these unresolved issues relates to the same matter that is the subject of the litigation in the U.S. Tax Court. The Company continues its effort to resolve the other matter through the administrative appeals process.
The recently enacted Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income for the nine months ended September 30, 2010 by $8 million. The Company will continue to evaluate guidance as issued relative to these provisions.

Note 17 — Segment Information
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
Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,771	$3,194	$11,194	$9,723
Disability and Life	692	684	2,060	2,074
International	582	486	1,666	1,392
Run-off Reinsurance	(113)	(149)	(53)	(211)
Other Operations	42	42	130	132
Corporate	(16)	(17)	(46)	(44)

Total	$4,958	$4,240	$14,951	$13,066

Shareholders’ income from continuing operations
Health Care	$240	$200	$654	$549
Disability and Life	60	64	219	220
International	50	38	186	144
Run-off Reinsurance	(37)	30	(137)	116
Other Operations	22	23	65	63
Corporate	(46)	(35)	(132)	(97)

Segment Earnings	289	320	855	995
Realized investment gains (losses), net of taxes	18	9	29	(24)

Shareholders’ income from continuing operations	$307	$329	$884	$971

Note 18 — Contingencies and Other Matters
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
The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2010, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.8 billion as of September 30, 2010. Approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2010. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 8 for further information on the fair value hierarchy.
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
The Company is required to disclose the maximum potential undiscounted future payments for GMIB contracts. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, which must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company has estimated the maximum potential undiscounted future payments using hypothetical adverse assumptions, defined as follows:
•	no annuitants surrendered their accounts;
•	all annuitants lived to elect their benefit;
•	all annuitants elected to receive their benefit on the next available date (2010 through 2014); and
•	all underlying mutual fund investment values remained at the September 30, 2010 value of $1.2 billion with no future returns.

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
Certain other guarantees. The Company had indemnification obligations to lenders of up to $192 million as of September 30, 2010, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2011 through 2017. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2010.
As of September 30, 2010, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $10 million as of September 30, 2010.
As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At September 30, 2010, there were no receivables recorded for paid claims due from third party reinsurers for this business and unpaid claims related to this business were estimated at $20 million.
The Company had indemnification obligations as of September 30, 2010 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of September 30, 2010.
The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for ASO and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of September 30, 2010, the aggregate maximum exposure under these guarantees was approximately $329 million and there were no liabilities required. After-tax charges related to these guarantees were approximately $3 million for the nine months ended September 30, 2010 and there were no charges for the same period in 2009. Through October 22, 2010, the exposure that existed at September 30, 2010 has been reduced by approximately 89% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.
The Company contracts on an administrative services only (“ASO”) basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 12% of ASO fees reported for the nine months ended September 30, 2010 were at risk, with reimbursements estimated to be less than 1%.

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
Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues and 53% of the segment’s earnings for the three months ended September 30, 2010. For the nine months ended September 30, 2010, South Korea generated 32% of the segment’s revenues and 45% of the segment’s earnings. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Litigation and Other Legal Matters
The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs including payments to providers and benefit level disputes. Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information can be found in Note 16. An increasing number of claims are being made for substantial non-economic, extra-contractual or punitive damages. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously and has recorded accruals in accordance with GAAP. Nevertheless, it is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.
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
CIGNA has received insurance recoveries related to the In re Managed Care Litigation. In 2008, the Court of Common Pleas of Philadelphia County ruled that the Company is not entitled to insurance recoveries from one of the two insurers from which the Company is pursuing further recoveries. CIGNA appealed that decision and on June 3, 2009, the Superior Court of Pennsylvania reversed the trial court’s decision, remanding the case to the trial court for further proceedings. Trial is scheduled for the week of November 8, 2010.
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
On August 1, 2005, two CIGNA subsidiaries, Connecticut General Life Insurance Company and Life Insurance Company of North America, were named as defendants in a multi-district litigation proceeding, In re Insurance Brokerage Antitrust Litigation, consolidated in the United States District Court for the District of New Jersey. The complaint alleges that brokers and insurers conspired to hide commissions, thus increasing the cost of employee benefit plans, and seeks treble damages and injunctive relief. Numerous insurance brokers and other insurance companies are named as defendants. In 2008, the court ordered the clerk to enter judgment against plaintiffs and in favor of the defendants. Plaintiffs appealed. On August 16, 2010, the Third Circuit Court of Appeals affirmed that decision as to employee benefit companies. On September 27, 2010, the District Court entered final judgment against plaintiffs consistent with the Third Circuit Court of Appeals’ opinion.
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

In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, the Company and the plaintiffs filed separate petitions for a writ of certiorari to the United States Supreme Court. On June 28, 2010, CIGNA’s petition was granted and is scheduled to be argued on November 30, 2010. The United States Supreme Court held the plaintiffs’ petition for writ of certiorari and the Company expects it to be disposed of when an opinion is issued. The implementation of the judgment is currently stayed. The Company will continue to vigorously defend itself in this case. In the second quarter of 2008, the Company recorded a charge of $80 million pre-tax ($52 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order.
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
The Company was named as a defendant in eight putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. Three actions were brought on behalf of members, (Franco v. CIGNA Corp. et al., Chazen v. CIGNA Corp. et al and Nelson v. Connecticut General Life Insurance Co. et al.), and five actions were brought on behalf of providers, (American Medical Association et al. v. CIGNA Corp. et al., Shiring et al. v. CIGNA Corp. et al.; Higashi et al. v. CGLIC et al.; Pain Management and Surgery Center of Southern Indiana v. CGLIC et al.; and North Peninsula Surgical Center v. Connecticut General Life Insurance Co. et al.), all of which were consolidated into the Franco case pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009, which is fully briefed and pending. Plaintiffs filed a motion for class certification on May 28, 2010, which is also fully briefed and pending.
On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce the In re Managed Care Litigation settlement described above by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose prior to and were released in the April 2004 settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation by December 21, 2009. The plaintiffs filed notices of appeal with the United States Court of Appeals for the Eleventh Circuit on December 10 and 11, 2009. On April 21, 2010 and June 16, 2010, the appeals were dismissed for lack of appellate jurisdiction. Plaintiffs’ motion for reconsideration was denied on August 18, 2010.
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
In this filing and in other marketplace communications, CIGNA Corporation and its subsidiaries (“the Company”) make certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2010”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 79. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.
The following discussion addresses the financial condition of the Company as of September 30, 2010, compared with December 31, 2009, and its results of operations for the three and nine months ended September 30, 2010 compared with the same periods last year. This discussion should be read in conjunction with MD&A included in the Company’s 2009 Form 10-K, to which the reader is directed for additional information.
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
In addition, the Company is focused on improving its strategic and financial flexibility in an effort to optimize value for its shareholders, including the consideration of various financing alternatives. The Company is also continually evaluating various strategic options and risk mitigation alternatives related to the Run-off Reinsurance business including expanding its current hedging program to cover unhedged equity risks and interest rate risk inherent in our growth assumptions related to the GMDB and GMIB products.
Also, in connection with CIGNA’s long-term business strategy, the Company remains committed to health advocacy as a means of creating sustainable solutions for employers, improving the health of the individuals that the Company serves, and lowering the costs of health care for all constituencies.
Acquisition of Vanbreda International
On August 31, 2010, the Company acquired 100% of the voting stock of Vanbreda International NV (Vanbreda International), based in Antwerp, Belgium for a cash purchase price of approximately $410 million. Vanbreda International specializes in providing worldwide medical insurance and employee benefits to intergovernmental and non-governmental organizations, including international humanitarian operations, as well as corporate clients. Vanbreda International’s strong presence in Europe complements the Company’s position in providing expatriate benefits primarily to corporate clients in North America, as well as Europe and Asia. See Note 3 to the Consolidated Financial Statements for additional information about the acquisition of Vanbreda International.

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
The Act also changes certain tax laws which affect the Company’s 2010 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments. The Company recorded after-tax charges of approximately $2 million for the three months ended and $8 million for the nine months ended September 30, 2010 related to these changes. The Company expects to record additional after-tax charges of approximately $2 million in the fourth quarter of 2010 with respect to the known effects of the tax provisions, but will continue to evaluate their impact as further guidance is made available.
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
Summarized below is a reconciliation between shareholders’ income from continuing operations and adjusted income from operations.
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$4,621	$3,985	$13,668	$12,049
Net investment income	280	263	829	752
Mail order pharmacy revenues	354	316	1,053	944
Other revenues	(17)	(61)	230	73
Total realized investment gains (losses)	28	14	44	(40)

Total revenues	5,266	4,517	15,824	13,778
Benefits and expenses	4,802	4,030	14,499	12,388

Income from continuing operations before taxes	464	487	1,325	1,390
Income taxes	156	157	438	417

Income from continuing operations	308	330	887	973
Less: Net income attributable to noncontrolling interest	1	1	3	2

Shareholders’ income from continuing operations	307	329	884	971
Less: realized investment gains (losses), net of taxes	18	9	29	(24)

Segment earnings	289	320	855	995
Less adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	(10)	16	(109)	149
Special items (after-tax):
Curtailment gain (See Note 13 to the Consolidated Financial Statements)	—	—	—	30
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	—	(7)	—	(16)
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	—	—	—	20

Adjusted income from operations	$299	$311	$964	$812

Summarized below is adjusted income from operations by segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Adjusted Income (Loss) From Operations
Health Care	$240	$204	$654	$535
Disability and Life	60	65	219	213
International	50	40	186	144
Run-off Reinsurance	(27)	14	(28)	(33)
Other Operations	22	23	65	62
Corporate	(46)	(35)	(132)	(109)

Total	$299	$311	$964	$812

Overview of September 30, 2010 Consolidated Results of Operations
Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
Adjusted income from operations decreased for the three months ended September 30, 2010 compared to the same period in 2009, due to losses in the Run-off Reinsurance segment resulting from a required reserve strengthening in 2010 related to the GMDB business, partially offset by improved results in the Health Care and International segments. See the individual segment sections of this MD&A for further discussion.
Shareholders’ income from continuing operations decreased for the three months ended September 30, 2010 compared with the same period in 2009 due to a loss in the GMIB business in 2010 compared to a gain in 2009 and losses in the Run-off Reinsurance segment resulting from a required reserve strengthening in 2010 related to the GMDB business. These losses were partially offset by improved results in the Health Care and International segments in 2010. See the Run-off Reinsurance section of this MD&A beginning on page 63 for further discussion about the GMIB and GMDB businesses.
Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
Adjusted income from operations increased for the nine months ended September 30, 2010 compared to the same period in 2009, primarily reflecting strong earnings growth in the ongoing business segments (Health Care, Disability and Life and International) as well as improved results in the Run-off Reinsurance segment primarily due to less reserve strengthening required in 2010 related to the GMDB business.
Shareholders’ income from continuing operations decreased for the nine months ended September 30, 2010 compared with the same period in 2009 due to a loss in the GMIB business in 2010 compared to a gain in 2009 as well as the absence in 2010 of a pension curtailment gain and a benefit from the completion of an IRS examination recognized in 2009. See the “Special Items and GMIB” section below for further description of these special items. These effects were partially offset by higher adjusted income from operations as discussed above and the absence in 2010 of charges for cost reduction initiatives.
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
There were no special items for the three or nine months ended September 30, 2010.
The special item for the three months ended September 30, 2009 reflects charges related to cost reduction actions. The special items for the nine months ended September 30, 2009 reflect benefits for the pension curtailment and completion of the 2005 and 2006 IRS examination and charges related to cost reduction actions. See Notes 6, 13 and 16 to the Consolidated Financial Statements for additional information.
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

Outlook for 2010
The Company expects 2010 adjusted income from operations to be higher than 2009. Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. This outlook reflects break-even results for GMDB (also known as “VADBe”) for the fourth quarter of 2010, which assumes that actual experience, including capital markets performance, will be consistent with long-term reserve assumptions. See Note 7 to the Consolidated Financial Statements and the Critical Accounting Estimates section on page 56 of the MD&A of the Company’s 2009 Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2010; however they may include potential adjustments associated with cost reduction, litigation, and tax-related items.
This outlook reflects the Company’s best estimate of the impacts of Health Care Reform (“the Act”, see the Introduction section of this MD&A beginning on page 46) on its 2010 results of operations subject to the factors cited in the Cautionary Statement beginning on page 79 of the MD&A. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.
Revenues
Total revenues increased by 17% for the three months and 15% for the nine months ended September 30, 2010, compared with the same periods in 2009. Changes in the components of total revenue are described more fully below.
Premiums and Fees
Premiums and fees increased by 16% for the three months and 13% for the nine months ended September 30, 2010, compared with the same periods in 2009, primarily reflecting membership growth in the Health Care segment’s risk business as well as growth in the International segment. Excluding the Medicare Private Fee For Service (“Medicare PFFS”) Individual business, premiums and fees increased by 11% for the three months and 9% for the nine months ended September 30, 2010.
Net Investment Income
Net investment income increased by 6% for the three months and 10% for the nine months ended September 30, 2010, compared with the same periods in 2009, primarily reflecting improved results from security partnerships and real estate investments and higher assets due to business growth, partially offset by lower reinvestment yields.
Mail Order Pharmacy Revenues
Mail order pharmacy revenues increased by 12% for the three and nine months ended September 30, 2010, compared with the same periods in 2009, primarily reflecting increases in volume and price.
Other Revenues
Other revenues included the impact of the futures contracts associated with the GMDB equity hedge program. Losses on futures contracts reflect stock market gains, whereas gains reflect stock market losses. The Company reported losses of $119 million for the three months ended September 30, 2010 compared to losses of $161 million in the same period of 2009 associated with the GMDB equity hedge program. The Company recorded losses of $72 million for the nine months ended September 30, 2010 compared to losses of $232 million for the same period in 2009 associated with the GMDB equity hedge program. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists. Excluding the impact of these futures contracts, other revenues were flat for the three and nine months ended September 30, 2010 compared with the same periods in 2009.

Realized Investment Results
Realized investment results improved for the three months ended September 30, 2010, compared with the same period in 2009 primarily due to:
•	the absence in 2010 of impairments on fixed maturities recorded in 2009; and
•	gain on the sale of real estate held in a joint venture in 2010.
These favorable effects were partially offset by a decrease in realized gains recorded on the sale of fixed maturities and equity securities.
Realized investment results improved for the nine months ended September 30, 2010, compared with the same period in 2009 primarily due to:
•	lower impairments on real estate funds and fixed maturities in 2010;
•	gains on sales of real estate held in joint ventures and other investments in 2010; and
•	increased prepayment fees on fixed maturities received in 2010 as a result of debt restructurings, compared to 2009.
These favorable effects were partially offset by an increase in commercial mortgage loan impairments recorded in 2010, reflecting continued weakness in the commercial real estate markets.
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
Management has discussed the development and selection of its critical accounting estimates and reviewed the disclosures presented below with the Audit Committee of the Company’s Board of Directors.
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
The Company regularly evaluates items which may impact critical accounting estimates. As of September 30, 2010, there are no significant changes to the critical accounting estimates from what was reported in the Company’s 2009 Form 10-K.
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
Beginning in 2010, the Company began reporting the expense associated with its frozen pension plans in Corporate. Prior periods were not restated; the effect on prior periods was not material.

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
The Company measures the operating effectiveness of the Health Care segment using the following key factors:
•	segment earnings and adjusted income from operations;
•	membership growth;
•	sales of specialty products to core medical customers;
•	changes in operating expenses per member; and
•	medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$3,350	$2,812	$9,945	$8,578
Net investment income	63	52	181	132
Mail order pharmacy revenues	354	316	1,053	944
Other revenues	67	66	196	201

Segment revenues	3,834	3,246	11,375	9,855

Mail order pharmacy cost of goods sold	291	255	866	762
Benefits and other expenses	3,167	2,681	9,489	8,243

Benefits and expenses	3,458	2,936	10,355	9,005

Income before taxes	376	310	1,020	850
Income taxes	136	110	366	301

Segment earnings	240	200	654	549
Less special items (after-tax) included in segment earnings:
Curtailment gain (See Note 12 to the Consolidated Financial Statements)	—	—	—	25
Cost reduction charge (See Note 5 to the Consolidated Financial Statements)	—	(4)	—	(12)
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$240	$204	$654	$535

Realized investment gains (losses), net of taxes	$10	$(1)	$15	$(17)

The Health Care segment’s adjusted income from operations for the three months ended September 30, 2010 increased by 18%, compared with the same period in 2009 primarily due to:
•	increased membership in risk businesses, as well as higher specialty earnings;
•	a lower guaranteed cost medical care ratio and higher experience-rated margins driven by favorable prior year and current year claim development reflecting lower utilization levels; and
•	higher investment results due to improved real estate and security partnership income and higher assets driven by membership growth, partially offset by lower yields.
These favorable effects were partially offset by:
•	higher operating expenses reflecting the impact of membership growth in risk products and investment in individual segment expansion, partially offset by the effect of cost reduction initiatives including pension plan changes and staffing reductions, as well as lower amortization expenses; and
•	a higher medical care ratio in Medicare HMO and lower revenue driven by lower utilization in the Company’s wholly-owned physician practice.
The Health Care segment’s adjusted income from operations for the nine months ended September 30, 2010 increased by 22%, compared with the same period in 2009 primarily due to:
•	increased membership in risk businesses, as well as higher specialty earnings;
•	a lower guaranteed cost medical care ratio and higher experience-rated margins driven by favorable prior year claim development and current year experience reflecting lower utilization levels. In addition, results reflect the impact of a change in business mix resulting from significant growth in high deductible plans, which generally experience lower dollar value of claims in the first half of the year followed by higher dollar value of claims in the second half of the year; and
•	higher net investment income due to improved real estate and security partnership income and higher assets driven by membership growth, partially offset by lower yields.
These favorable effects were partially offset by:
•	higher operating expenses reflecting the impact of membership growth in risk products and investment in individual segment expansion, partially offset by the effect of cost reduction initiatives including pension plan changes and staffing reductions, as well as lower amortization expenses; and
•	a higher medical care ratio in stop loss products and Medicare HMO due to unfavorable claim experience, as well as lower revenue driven by lower utilization in the Company’s wholly-owned physician practice.

Revenues
The table below shows premiums and fees for the Health Care segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Medical:
Guaranteed cost(1),(2)	$1,007	$842	$2,890	$2,543
Experience-rated(2),(3)	453	418	1,363	1,276
Stop loss	323	312	965	965
Dental	204	179	602	550
Medicare	372	152	1,105	443
Medicare Part D	118	71	434	273
Other (4)	138	124	409	382

Total medical	2,615	2,098	7,768	6,432
Life and other non-medical	24	46	86	142

Total premiums	2,639	2,144	7,854	6,574
Fees(2),(5)	711	668	2,091	2,004

Total premiums and fees	$3,350	$2,812	$9,945	$8,578

(1)	Includes guaranteed cost premiums primarily associated with open access, commercial HMO and voluntary/limited benefits, as well as other risk-related products.

(2)	Premiums and/or fees associated with certain specialty products are also included.

(3)	Includes minimum premium members who have a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4)	Other medical premiums include risk revenue for specialty products.

(5)	Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $17 million for the three months and $39 million for the nine months ended September 30, 2010 and $11 million for three months and $28 million for the nine months ended September 30, 2009.
Premiums and fees increased by 19% for the three months and 16% for the nine months ended September 30, 2010 compared with the same periods of 2009 primarily reflecting membership growth in most products, predominantly in Medicare and guaranteed cost products, as well as rate increases, partially offset by modestly lower service membership. The membership growth was driven by strong retention and new sales in targeted market segments. These increases also reflect the Company’s efforts to enhance customer access, improve the quality of care and provide products and services on a cost effective basis. Excluding the Medicare PFFS Individual business, premiums and fees increased by 12% for the three months and 9% for the nine months ended September 30, 2010.
Net investment income increased by 21% for the three months and 37% for the nine months ended September 30, 2010 compared with the same periods of 2009 reflecting improved real estate and security partnership income, as well as, higher assets driven by membership growth, partially offset by lower yields.
Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses
Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Medical claims expense	$2,148	$1,698	$6,435	$5,226
Other benefit expenses	22	48	79	134
Mail order pharmacy cost of goods sold	291	255	866	762
Other operating expenses excluding special item(s)	997	928	2,975	2,902
Special item(s) (1)	—	7	—	(19)

Total benefits and expenses	$3,458	$2,936	$10,355	$9,005

(1)	Pre-tax special items of $7 million for the three months ended September 30, 2009, included a cost reduction charge and pre-tax special items of ($19 million) for the nine months ended September 30, 2009 included a $39 million curtailment gain associated with the freeze of the Company’s pension plan, partially offset by a $20 million cost reduction charge. For further discussion of special items, see the “Consolidated Results of Operations” section of this MD&A beginning on page 50.
Medical claims expense increased by 27% for the three months and 23% for the nine months ended September 30, 2010 compared with the same periods in 2009 largely due to higher medical membership, particularly in the Medicare PFFS Individual business which resulted in an increase of approximately $190 million for the three months ended and approximately $560 million for the nine months ended September 30, 2010 compared with the same periods last year. The increases also reflect higher membership in the commercial risk business as well as increases in medical cost inflation.
Other operating expenses increased by 7% for the three months and 3% for the nine months ended September 30, 2010 compared to the same periods in 2009 reflecting the impact of membership growth in risk products and investment in individual segment expansion, partially offset by the effect of cost reduction initiatives including pension plan changes and staffing reductions, as well as lower amortization expenses.
Other Items Affecting Health Care Results
Health Care Medical Claims Payable
Medical claims payable increased $379 million for the nine months ended September 30, 2010 largely driven by medical membership growth, particularly in the Medicare PFFS and commercial risk business as noted above, as well as seasonality in the Stop Loss products (see Note 5 to the Consolidated Financial Statements for additional information).
Medical Membership
The Health Care segment’s medical membership includes any individual for whom the Company retains medical underwriting risk, who uses the Company’s network for services covered under their medical coverage or for whom the Company administers medical claims. As of September 30, estimated medical membership was as follows:

(In thousands)	2010	2009
Guaranteed cost (1)	1,157	982
Experience-rated (2)	859	764

Total commercial risk	2,016	1,746
Medicare	148	51

Total risk	2,164	1,797
Service	9,279	9,307

Total medical membership	11,443	11,104

(1)	Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2)	Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical membership as of September 30, 2010 increased 3% when compared with September 30, 2009, primarily driven by new business sales and improved persistency in the risk businesses, offset by a modest decline in service membership largely reflecting disenrollment after September 30, 2009.
Disability and Life Segment
Segment Description
The Disability and Life segment includes group disability, life, accident and specialty insurance and case management services for disability and workers’ compensation.
Key factors for this segment are:
•	premium and fee growth, including new business and customer retention;
•	net investment income;
•	benefits expense as a percentage of earned premium (loss ratio); and
•	other operating expense as a percentage of earned premiums and fees (expense ratio).
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$663	$654	$1,974	$1,987
Net investment income	66	62	197	180
Other revenues	29	30	86	87

Segment revenues	758	746	2,257	2,254
Benefits and expenses	675	656	1,949	1,952

Income before taxes	83	90	308	302
Income taxes	23	26	89	82

Segment earnings	60	64	219	220
Less special items (after-tax) included in segment earnings:
Curtailment gain (See Note 13 to the Consolidated Financial Statements)	—	—	—	4
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	—	(1)	—	(2)
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	—	—	—	5

Adjusted income from operations	$60	$65	$219	$213

Realized investment gains (losses), net of taxes	$5	$5	$8	$(2)

Segment adjusted income from operations for the three months ended September 30, 2010 was flat compared with the same period in 2009, excluding the $5 million favorable after-tax impact of a reserve study in the third quarter of 2009. These results reflect:
•	higher net investment income;
•	a lower operating expense ratio; and
•	favorable disability claims experience.
These factors were partially offset by less favorable life claims experience.

Segment adjusted income from operations increased 3% for the nine months ended September 30, 2010 compared with the same period in 2009 reflecting:
•	higher net investment income;
•	a lower operating expense ratio; and
•	continued strong disability claims management.
These favorable impacts were partially offset by less favorable life claims experience. Results in 2010 include the $39 million after-tax favorable impact of reserve studies as compared with the $34 million after-tax favorable impact of reserve studies in 2009.
Revenues
Premiums and fees increased 1% for the three months and decreased 1% for the nine months ended September 30, 2010 compared with the same periods of 2009 reflecting the Company’s decision to exit two large, non-strategic assumed government life insurance programs (a reduction of $48 million for the three months and $125 million for the nine months ended September 30, 2010) and the sale of the renewal rights for the student and participant accident business (a reduction of $2 million for the three months and $12 million for the nine months ended September 30, 2010). Excluding the impact of these two items, premiums and fees increased 10% for the three months and 7% for the nine months ended September 30, 2010 compared to the same periods in 2009 as a result of disability and life sales growth and continued solid persistency.
Net investment income increased 6% for the three months and 9% for the nine months ended September 30, 2010 compared with the same periods of 2009 due to higher income from security and real estate partnerships and higher invested assets, somewhat offset by lower yields.
Benefits and Expenses
Benefits and expenses excluding special items for the three months ended September 30, 2010 increased by 3% as compared with the same period of 2009, which included the impact of the Company’s exit from the two large, non-strategic assumed government life insurance programs and the sale of the renewal rights for the student and participant accident business. Excluding the impact of these two items, benefits and expenses increased 11%, reflecting disability and life business growth, less favorable life claims and the absence of the favorable impact of the 2009 reserve study, partially offset by a lower operating expense ratio and favorable disability claims experience. The less favorable life results reflect higher claims in the group universal life and waiver of premium products. The lower operating expense ratio is driven by the absence of a 2009 expense charge related to a settlement. The favorable disability claims experience was due to continued strong claims management performance.
Benefits and expenses excluding special items for the nine months ended September 30, 2010 were essentially flat as compared with the same period of 2009, which included the Company’s exit from the two large, non-strategic assumed government life insurance programs and the sale of the renewal rights to the student and participant accident business. Excluding the impact of those two items, benefits and expenses increased 7%, reflecting disability and life business growth, less favorable life claims experience, partially offset by a lower operating expense ratio. The less favorable life claims experience was primarily driven by lower experience rated margins and the impact of the Gulf oil rig accident. The lower operating expense ratio reflects the absence of a 2009 expense charge related to a settlement and strong expense management partially offset by the Company’s strategic investments in information technology and the claims operations. Benefits and expenses in 2010 include the $56 million pre-tax favorable impact of reserve studies as compared to the $49 million favorable pre-tax impact of reserve studies in 2009.

International Segment
Segment Description
The International segment includes supplemental health, life and accident insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations.
The key factors for this segment are:
•	premium growth, including new business and customer retention;
•	benefits expense as a percentage of earned premium (loss ratio);
•	operating expense as a percentage of earned premium (expense ratio); and
•	impact of foreign currency movements.
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$574	$482	$1,643	$1,378
Net investment income	20	17	59	50
Other revenues	8	4	23	14

Segment revenues	602	503	1,725	1,442
Benefits and expenses	525	447	1,463	1,251

Income before taxes	77	56	262	191
Income taxes	26	17	73	45
Income attributable to noncontrolling interest	1	1	3	2

Segment earnings	50	38	186	144
Less special items (after-tax) included in segment earnings:
Cost reduction charge (See Note 6 to the Consolidated Financial Statements)	—	(2)	—	(2)
Curtailment gain (See Note 13 to the Consolidated Financial Statements)	—	—	—	1
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$50	$40	$186	$144

Impact of foreign currency movements on current period segment earnings	$1		$12

Impact of permanent investment of overseas earnings:
Implementation effect	$—	$—	$5	$14
Effect of recording taxes at the tax rates of respective foreign jurisdictions	4	3	18	8

Total	$4	$3	$23	$22

Realized investment gains, net of taxes	$—	$—	$2	$1

Excluding the impact of the tax adjustments discussed below and foreign currency movements (presented in the table above), the International segment’s adjusted income from operations increased 22% for the three months and 24% for the nine months ended September 30, 2010 compared with the same periods last year. The increases for the three and nine months ended September 30, 2010, were primarily due to strong revenue growth and higher persistency in the supplemental health, life and accident insurance business, particularly in South Korea, as well as favorable loss ratios and membership growth in the expatriate employee benefits business. Both businesses continue to deliver attractive margins.
During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its Hong Kong operation overseas. Income taxes for this operation, and the South Korean operation that implemented a similar strategy in the second quarter of 2009, are recorded at the tax rate of the respective foreign jurisdiction. See the Financial Summary table for the effect of these capital management strategies on International’s adjusted income from operations for each applicable period.
Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.
Revenues
Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $568 million for the third quarter of 2010, compared with reported premiums of $482 million for the third quarter of 2009, an increase of 18%, and $1.6 billion for the nine months ended September 30, 2010, compared with reported premiums of $1.4 billion for the same period last year, an increase of 14%. These increases were primarily attributable to new sales growth in the supplemental health, life and accident insurance operations, particularly in South Korea, and rate increases and membership growth in the expatriate employee benefits business.
Net investment income increased by 18% for the three months and the nine months ended September 30, 2010, compared with the same periods last year. The increase was primarily due to favorable foreign currency movements and asset growth, particularly in South Korea.
Benefits and Expenses
Excluding the impact of foreign currency movements, benefits and expenses were $520 million for the third quarter of 2010, compared with reported benefits and expenses of $447 million for the third quarter of 2009, an increase of 16% and $1.4 billion for the nine months ended September 30, 2010, compared to reported benefits and expenses of $1.3 billion for the nine months ended September 30, 2009, an increase of 12%. These increases were primarily due to business growth and higher claims in the supplemental health, life and accident insurance business, particularly in South Korea.
Loss ratios were flat for the three months and increased for the nine months ended September 30, 2010 in the supplemental health, life and accident insurance business compared to the same periods last year. In the expatriate benefits business, loss ratios improved for the three and nine months ended September 30, 2010, compared to the same periods last year, reflecting favorable claim experience and rate increases on renewal business.
Policy acquisition expenses increased for the three and nine months ended September 30, 2010, reflecting business growth and foreign currency movements partially offset by lower amortization of deferred acquisition costs associated with higher persistency in the supplemental health, life and accident insurance business.
Expense ratios increased for the third quarter of 2010 and for the nine months ended September 30, 2010, compared to the same periods last year. The increase for the three months ended September 30, 2010, reflects the acquisition costs associated with the purchase of Vanbreda International.
Other Items Affecting International Results
For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues for the three and nine months ended September 30, 2010. South Korea generated 53% of the segment’s earnings for the third quarter of 2010 and 45% of the segment’s earnings for the nine months ended September 30, 2010. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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
Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$6	$11	$20	$23
Net investment income	31	28	87	86
Other revenues	(119)	(160)	(73)	(234)

Segment revenues	(82)	(121)	34	(125)
Benefits and expenses	(21)	(159)	247	(295)

Income (loss) before income taxes	(61)	38	(213)	170
Income taxes (benefits)	(24)	8	(76)	54

Segment earnings (loss)	(37)	30	(137)	116
Less: results of GMIB business	(10)	16	(109)	149

Adjusted income (loss) from operations	$(27)	$14	$(28)	$(33)

Realized investment gains (losses), net of taxes	$1	$4	$2	$(2)

Segment results for the three months ended September 30, 2010 reflect losses for both the GMDB and GMIB businesses (presented in the table above) compared with essentially break-even results for the GMDB business and earnings for the GMIB business for the same period last year. The GMDB results for the three months ended September 30, 2010 included a reserve strengthening of $34 million after-tax primarily to reflect management’s consideration of the anticipated impact of the continued low level of current short-term interest rates and, to a lesser extent, a reduction in assumed lapse rates for policies that have taken or are assumed to take significant partial withdrawals. Losses on the GMIB business are primarily attributable to the impact of declines in interest rates on the GMIB fair value calculation during the three months ended September 30, 2010, partially offset by the impact of improvements in equity markets. Segment results also include favorable after-tax impacts of reserve studies for the workers compensation and personal accident businesses of $4 million for the three months ended September 30, 2010 and $14 million for the same period of 2009.
Segment results for the nine months ended September 30, 2010 reflect losses for both the GMDB and GMIB businesses (presented in the table above) compared to losses for the GMDB business and favorable results for the GMIB business during the nine months ended September 30, 2009. The GMDB results include charges for strengthening reserves during each of these periods ($34 million after-tax for the nine months ended September 30, 2010, compared to $47 million after-tax for the nine months ended September 30, 2009). Significant losses for the GMIB business for the nine months ended September 30, 2010 are attributed to declining market interest rates during the period, while significant gains on the GMIB business for the nine months ended September 30, 2009 are attributed to increasing interest rates and equity markets during that period. Segment results also include favorable after-tax impacts of reserve studies for the workers compensation and personal accident businesses of $1 million for the nine months ended September 30, 2010 and $16 million for the same period of 2009.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.
Other Revenues
Other revenues included pre-tax losses of $119 million for the three months and $72 million for the nine months ended September 30, 2010 from futures contracts used in the GMDB equity hedge program (see Note 7 to the Consolidated Financial Statements), compared with losses of $161 million for the three months and $232 million for the nine months ended September 30, 2009. Amounts reflecting corresponding changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). The Company held futures contract positions related to this program with a notional amount of $1.1 billion at September 30, 2010.
Benefits and Expenses
Benefits and expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
GMIB fair value (gain) loss	$22	$(19)	$182	$(215)
Other benefits and expenses	(43)	(140)	65	(80)

Benefits and expenses	$(21)	$(159)	$247	$(295)

GMIB fair value (gain) loss. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 8 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.
GMIB fair value losses of $22 million for the three months ended September 30, 2010, and $182 million for the nine months ended September 30, 2010, were primarily due to declining interest rates, partially offset by improving equity markets which result in decreased exposures.
GMIB fair value gains of $19 million for the three months ended September 30, 2009 were primarily due to increases in underlying account values in the period, driven by favorable equity market and bond fund returns, resulting in reduced exposures and updates to the risk and profit charge estimates. These favorable effects were partially offset by decreases in interest rates and other amounts, including experience varying from assumptions, model and in-force updates.
GMIB fair value gains of $215 million and for the nine months ended September 30, 2009, were primarily due to increases in interest rates, increases in underlying account values in the period and updates to the risk and profit charge estimates. These favorable effects were partially offset by increases to the annuitization assumption, updates to the lapse assumption and other amounts, including experience varying from assumptions, model and in-force updates.
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

Other Benefits and Expenses. Other benefits and expenses reflected income for the three months and expense for the nine months ended September 30, 2010, compared to income for the three months and nine months ended September 30, 2009. These fluctuations reflect the impacts of changes in equity markets on the Company’s liabilities for guaranteed minimum death benefit contracts. Equity market improvements during the third quarter 2010 increased the underlying annuity account values, which decreased the exposure under the contracts and related benefits expense for the three months ended September 30, 2010. However, this was partially offset by additional other benefits and expenses of $52 million to strengthen GMDB reserves (see below) during the three months ended September 30, 2010. The nine months ended September 30, 2010 reflects this additional benefits expense, as well as the impact of decreases in equity markets earlier in the year, partially offset by increasing equity markets in the third quarter. Equity market improvements during the second and third quarters of 2009 increased the underlying annuity account values, which decreased the exposure under the contracts and related benefits expense. For the nine months ended September 30, 2009, this activity was partially offset by the impacts of equity market declines during the first quarter of 2009, in addition to a pre-tax charge of $73 million to strengthen GMDB reserves (see below). These changes in benefits expense are partially offset by futures gains and losses, discussed in Other Revenues above.
During the third quarter of 2010, the Company recorded additional other benefits and expenses of $52 million ($34 million after-tax) to strengthen GMDB reserves. The reserve strengthening was primarily to reflect management’s consideration of the anticipated impact of the continued low level of current short-term interest rates and, to a lesser extent, a reduction in assumed lapse rates for policies that have taken or are assumed to take significant partial withdrawals. In the first quarter of 2009, the Company recorded additional other benefits and expenses of $73 million ($47 million after-tax) to strengthen GMDB reserves. The amounts were primarily due to an increase in the provision for future partial surrenders due to overall market declines, adverse volatility-related impacts due to turbulent equity market conditions and adverse interest rate impacts.
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
The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2010, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.
Other Operations Segment
Segment Description
Other Operations consist of:
•	non-leveraged and leveraged corporate-owned life insurance (“COLI”);
•	deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and
•	run-off settlement annuity business.

Results of Operations
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Premiums and fees	$28	$26	$86	$83
Net investment income	100	104	305	304
Other revenues	14	16	44	49

Segment revenues	142	146	435	436
Benefits and expenses	113	111	342	353

Income before taxes	29	35	93	83
Income taxes	7	12	28	20

Segment earnings	22	23	65	63
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	—	—	—	1

Adjusted income from operations	$22	$23	$65	$62

Realized investment gains (losses), net of taxes	$2	$1	$2	$(4)

Adjusted income from operations for Other Operations decreased for the three months ended September 30, 2010 compared with the same period in 2009, reflecting lower COLI earnings driven by lower investment income and a continued decline in deferred gain amortization associated with the sold businesses, partially offset by a favorable state income tax benefit. Adjusted income from operations increased for the nine months ended September 30, 2010 compared with the same period in 2009, reflecting higher COLI earnings driven by higher investment income and favorable mortality and a favorable state income tax benefit, partially offsetting these factors was a continued decline in deferred gain amortization associated with the sold businesses.
Revenues
Net investment income. Net investment income decreased 4% for the three months ended September 30, 2010, compared with the same period in 2009, reflecting lower average yields in both the COLI and settlement annuity businesses. For the nine months ended September 30, 2010, net investment income was in line with the same period in 2009, reflecting higher COLI average invested assets and higher income on partnership investments, offset by lower settlement annuity average invested assets and reinvestment yields.
Other revenues. Other revenues decreased 13% for three months and 10% for the nine months ended September 30, 2010, compared with the same periods in 2009 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. The amount of the deferred gain amortization recorded was $7 million in the three months and $19 million in the nine months ended September 30, 2010, compared to $8 million in the three months and $24 million in the nine months ended September 30, 2009.
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
FINANCIAL SUMMARY

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Segment loss	$(46)	$(35)	$(132)	$(97)
Less special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	—	—	—	12

Adjusted loss from operations	$(46)	$(35)	$(132)	$(109)

Corporate’s adjusted loss from operations was greater for the three months ended September 30, 2010 compared with the same period in 2009 reflecting:
•	higher net interest expense, primarily driven by a higher long-term debt balance;
•	tax adjustments related to compensation resulting from health care reform; and
•	pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010.
Corporate’s adjusted loss from operations was greater for the nine months ended September 30, 2010 compared with the same period in 2009, primarily reflecting:
•	higher net interest expense, primarily driven by a higher long-term debt balance;
•	tax adjustments related to postretirement benefits and compensation resulting from health care reform; and
•	pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010.
DISCONTINUED OPERATIONS
Description
Discontinued operations represent results associated with certain investments or businesses that have been sold or are held for sale.
Discontinued operations for the nine months ended 2009 primarily represented a tax benefit from a past divestiture resolved at the completion of the 2005 and 2006 IRS examinations.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
The Company maintains liquidity at two levels: the subsidiary level and the parent company level.
Liquidity requirements at the subsidiary level generally consist of:
•	claim and benefit payments to policyholders; and
•	operating expense requirements, primarily for employee compensation and benefits.
The Company’s subsidiaries normally meet their operating requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	using cash flows from operating activities;
•	selling investments;
•	matching investment durations to those estimated for the related insurance and contractholder liabilities; and
•	borrowing from its parent company.
Liquidity requirements at the parent company level generally consist of:
•	debt service and dividend payments to shareholders; and
•	pension plan funding.
The parent normally meets its liquidity requirements by:
•	maintaining appropriate levels of cash, cash equivalents and short-term investments;
•	collecting dividends from its subsidiaries;
•	using proceeds from issuance of debt and equity securities; and
•	borrowing from its subsidiaries.
Cash flows for the nine months ended September 30, were as follows:

(In millions)	2010	2009
Operating activities	$1,283	$269
Investing activities	$(1,058)	$(1,074)
Financing activities	$250	$290
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

2010:
Operating activities
For the nine months ended September 30, 2010, cash flows from operating activities were higher than net income by $396 million. Net income contains certain after-tax income and expense items which neither provide nor use operating cash flow, including:
•	unfavorable results of the GMIB business of $109 million;

•	depreciation and amortization charges of $133 million; and

•	realized investment gains of $29 million.
Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $183 million. Excluding cash outflows of $72 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were higher than net income by $255 million. This result primarily reflects premium growth in the Health Care segment’s risk businesses due to significant new business in 2010, partially offset by pension contributions of $212 million.
Cash flows from operating activities increased by $1,014 million compared with the nine months ended September 30, 2009. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities increased by $854 million. This increase primarily reflects premium growth in the Health Care segment’s risk businesses as noted above and earnings growth in the Health Care, Disability and Life and International segments as well as lower contributions to the qualified domestic pension plan ($212 million for the nine months ended September 30, 2010, compared with $354 million for the nine months ended September 30, 2009). These favorable effects were partially offset by higher management compensation and income tax payments for the nine months ended September 30, 2010 compared with the same period last year.
Investing activities
Cash used in investing activities was $1,058 million. This use of cash consisted primarily of net purchases of investments of $517 million, cash used to fund acquisitions (net of cash acquired) of $332 million, and net purchases of property and equipment of $209 million.
Financing activities
Cash provided from financing activities consisted primarily of net proceeds from the issuance of long-term debt of $296 million, changes in cash overdraft position of $38 million, proceeds from issuances of common stock from employee benefit plans of $31 million and net deposits to contractholder deposit funds of $99 million. These inflows were partially offset by cash used for common stock repurchases of $201 million.
2009:
Operating activities
For the nine months ended September 30, 2009, cash flows from operating activities were less than net income by $705 million. Net income contains certain after-tax income and expense items which neither provide nor use operating cash flow, including:
•	favorable results of the GMIB business of $149 million;

•	a curtailment gain of $30 million, net of a cost reduction charge of $16 million;

•	tax benefits related to the IRS examination of $20 million;

•	depreciation and amortization charges of $135 million; and

•	realized investment losses of $24 million.
Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $681 million. This decrease was primarily due to cash outflows of $232 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, contributions to the qualified domestic pension plan of approximately $354 million and increases in receivables.

Investing activities
Cash used in investing activities was $1.1 billion. This use of cash consisted primarily of net purchases of investments of $856 million and net purchases of property and equipment of $218 million.
Financing activities
Cash provided from financing activities consisted primarily of proceeds from the net issuance of long-term debt of $346 million, offset by repayments of short-term debt, primarily commercial paper, of $199 million. Financing activities also included net deposits to contractholder deposit funds of $65 million.
Interest Expense
Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Interest expense	$47	$43	$135	$122

The increase in interest expense for the three and nine months ended September 30, 2010 was primarily due to higher long-term debt outstanding in 2010, resulting from the issuance of debt in May, 2010 and May, 2009 used for general corporate purposes.
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
Sources of Capital
On May 12, 2010, the Company issued $300 million of 5.125% Notes ($299 million, net of discount, with an effective interest rate of 5.36% per year). Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. The proceeds of this debt were used for general corporate purposes. These Notes will mature on June 15, 2020.
On May 4, 2009, the Company issued $350 million of 8.5% Notes ($349 million, net of debt discount, with an effective interest rate of 9.90% per year). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. See Note 14 to the Consolidated Financial Statements for further information. Interest is payable on May 1 and November 1 of each year beginning November 1, 2009. The proceeds of this debt were used for general corporate purposes, including the repayment of some of the Company’s outstanding commercial paper. These Notes will mature on May 1, 2019.

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
Uses of Capital
For the nine months ended September 30, 2010, the Company’s uses of capital included the following.
Pension funding. The Company contributed $212 million to the pension plans, of which $69 million was required and $143 million was voluntary.
Acquisition of Vanbreda International. In the third quarter of 2010, the Company acquired Vanbreda International for approximately $410 million. The acquisition was funded from available cash. Approximately $400 million was paid during the third quarter of 2010, with the remainder expected to be paid during the fourth quarter of 2010.
Share Repurchase. The Company maintains a share repurchase program, which was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan which permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.
Through October 29, 2010, the Company repurchased 6.2 million shares for approximately $200 million but did not repurchase any shares during 2009. The total remaining share repurchase authorization as of October 29, 2010 was $247 million.
Liquidity and Capital Resources Outlook
At September 30, 2010, there was $637 million in cash and short-term investments available at the parent company level. For the remainder of 2010, the parent company’s cash requirements include scheduled interest payments of $58 million on outstanding long-term debt (including current maturities) of $2.6 billion at September 30, 2010. In addition, approximately $100 million of commercial paper will mature over the next three months and scheduled long-term debt repayments of $222 million are due in January of 2011. The Company is not required to make any additional contributions to the pension plan for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.
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
In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of September 30, 2010, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $1.25 billion to be used for letters of credit. As of September 30, 2010, there were two letters totaling $82 million issued out of the credit facility. As of September 30, 2010, the Company had an additional $1.7 billion of borrowing capacity under the credit facility.
Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.
As of September 30, 2010, discount rates used annually to measure pension liabilities had declined by approximately 100 basis points since December 31, 2009. As required by GAAP, the Company will update its pension liability at December 31, 2010 using an updated discount rate. The Critical Accounting Estimates section of the Company’s 2009 Form 10-K indicates that a 50 basis point decrease in the discount rate would increase the pension liability by approximately $200 million. Accordingly, if discount rates at September 30, 2010 remain level through year-end 2010, the pension liability is expected to increase by approximately $400 million in the fourth quarter of 2010 resulting in an after-tax decline in shareholders’ equity of approximately $260 million. The amount of the year-end adjustment will also be influenced by asset performance in 2010. The potential decline in the discount rate is not expected to increase pension expense in 2011. Because different discount rates are used for pension funding purposes, this potential increase in the pension liability would not significantly increase the amount of required funding for the pension plan in 2011. Accordingly, the Company believes there will be no change in its plan for funding pension contributions in 2011, and it has adequate liquidity to fund those planned contributions.
Guarantees and Contractual Obligations
The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 18 to the Consolidated Financial Statements for additional information.
Contractual obligations. The Company has updated its contractual obligations previously provided on page 85 of the Company’s 2009 Form 10-K for certain items as follows:
•	Future policy benefit liabilities associated with GMDB contracts. See Note 7 to the Consolidated Financial Statements;
•	Long-term debt, primarily due to the issuance of new debt on May 12, 2010. See Note 14 to the Consolidated Financial Statements for additional information;
•	Other long-term liabilities associated with GMIB contracts. See Note 8 to the Consolidated Financial Statements; and
•	Off-balance sheet purchase obligations associated with contracts for certain outsourced business processes and IT maintenance and support.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet:
Future policy benefits	$11,264	$485	$885	$885	$9,009
Long-term debt	$5,071	$174	$800	$309	$3,788
Other long-term liabilities	$1,513	$590	$326	$162	$435
Off-Balance Sheet:
Purchase obligations	$1,603	$569	$669	$281	$84
INVESTMENT ASSETS
The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 8, 9, 10, 11 and 15 to the Consolidated Financial Statements. More detailed information about the fixed maturities and mortgage loan portfolios by type of issuer, maturity dates, and, for mortgages by property type and location is included in Note 9 to the Consolidated Financial Statements and Notes 2, 11, 12 and 17 to the Consolidated Financial Statements in the Company’s 2009 Form 10-K.
As of September 30, 2010, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2009. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of September 30, 2010. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

Fixed Maturities
Investments in fixed maturities (bonds) include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor, hybrid and trading securities. Fair values are based on quoted market prices when available. When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality. In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.
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
The net appreciation of the Company’s fixed maturity portfolio increased $444 million in the three months and $1,003 million in the nine months ended September 30, 2010 driven by a decline in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $38 million as of September 30, 2010. See Note 9 to the Consolidated Financial Statements for further information.
As of September 30, 2010, approximately 62% or $1,625 million of the Company’s total investments in state and local government securities of $2,604 million were guaranteed by monoline bond insurers. The quality ratings of these investments with and without this guaranteed support as of September 30, 2010 were as follows:

		As of September 30, 2010
		Fair Value
			Without
(In millions)	Quality Rating	With Guarantee	Guarantee
State and local governments	Aaa	$87	$83
	Aa1-Aa3	1,241	1,159
	A1-A3	257	277
	Baa1-Baa3	40	50
	Not available	—	56

Total state and local governments		$1,625	$1,625

As of September 30, 2010, approximately 76% or $535 million of the Company’s total investments in other asset-backed securities of $708 million were guaranteed by monoline bond insurers. All of these securities had quality ratings of Baa2 or better. Quality ratings without considering the guarantees for these other asset-backed securities were not available.
As of September 30, 2010, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of September 30, 2010 were:

(In millions)	As of September 30, 2010
Guarantor	Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,317
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	613
AMBAC	190
Financial Guaranty Insurance Co.	40

Total	$2,160

The Company continues to underwrite investments in these securities focusing on the underlying issuer’s credit quality, without regard for guarantees. As such, this portfolio of state and local government securities, guaranteed by monoline bond insurers is of high quality with approximately 93% rated A3 or better without their guarantees.
Commercial Mortgage Loans
The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial and multi-family property and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, debt service coverage, which is the ratio of the estimated cash flows from the property to the required loan payments (principal and interest), is an important underwriting consideration.
The Company completed its annual in depth review of its commercial mortgage loan portfolio in July, 2010. This review included an analysis of each property’s year-end 2009 financial statements, rent rolls, operating plans and budgets for 2010, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, along with updates for portfolio activity subsequent to the review, the portfolio’s average loan-to-value ratio modestly improved, decreasing from 77% as of December 31, 2009 to 75% at September 30, 2010. The portfolio’s average debt service coverage was estimated to be 1.37 as of September 30, 2010, down from 1.48 as of December 31, 2009.
Values estimated for the properties in CIGNA’s mortgage portfolio reflect improving commercial real estate capital markets, with stabilizing, and in some instances, increasing values, for well leased, quality commercial real estate located in strong institutional investment markets, the quality reflected by the vast majority of properties securing the mortgages. The deterioration in property cash flows (and resulting debt service coverage levels) estimated as part of the review reflects generally weak fundamentals (higher vacancy and reduced rental rates) across property types and markets. While commercial real estate capital markets continued to improve and there are some signs of improvement in fundamentals, a sustained recovery will be dependent on continued improvement in local markets and the broader national economy.
The following table reflects the commercial mortgage loan portfolio as of September 30, 2010 summarized by loan-to-value ratio based on the annual loan review completed in July, 2010.

Loan-to-Value Distribution
Loan-to-Value Ratios	Amortized Cost			% of Mortgage Loans
(In millions)	Senior	Subordinated	Total
Below 50%	$179	$158	$337	10%
50% to 59%	439	33	472	13%
60% to 69%	588	59	647	19%
70% to 79%	297	34	331	9%
80% to 89%	822	34	856	25%
90% to 99%	594	27	621	18%
100% or above	222	—	222	6%

Totals	$3,141	$345	$3,486	100%

As summarized above, $345 million or 10% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $311 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company will pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but will receive repayment only after satisfaction of the senior interest.

There are seven loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $17 million. Five of these loans have current debt service coverage of 1.0 or greater and two with debt service coverage below 1.0 have other mitigating factors, including strong borrower sponsorship. The mortgage portfolio contains approximately 160 loans, and all but five loans totaling $135 million, continue to perform under their contractual terms with the actual aggregate default rate at 4%. Given the quality and diversity of the underlying real estate, positive debt service coverage, significant borrower cash investment averaging nearly 30%, and only $383 million of loans maturing in the next twelve months, the Company remains confident that the vast majority of borrowers will continue to perform as required. While considered unlikely, if property values were to decrease 10% from those levels estimated during the annual in-depth loan review, this would cause approximately 20% of the portfolio’s carrying values to exceed the fair values of their underlying properties by approximately $85 million.
Other Long-term Investments
The Company’s other long-term investments include $625 million in private equity and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies and equity real estate. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. Many of these entities experienced a decline in value during 2008 and 2009 due to economic weakness and the disruption in the capital markets, particularly in the commercial real estate market. Although these total asset values exceeded their carrying values as of September 30, 2010, the fair value of the Company’s ownership interest in certain funds (those carried at cost) was less than its carrying value by $55 million. The Company believes these declines in value are temporary and expects to recover its carrying value over the remaining lives of the funds. To mitigate risk, these investments are diversified across approximately 60 separate partnerships, and approximately 35 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 7% of the Company’s private equity and real estate partnership portfolio. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition.
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
The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2010 and 2009.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2010			December 31, 2009
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$91	$(40)	$51	$103	$(49)	$54
Problem commercial mortgage loans	122	(6)	116	169	(11)	158
Foreclosed real estate	120	(6)	114	59	—	59

Total problem investments	$333	$(52)	$281	$331	$(60)	$271

Potential problem bonds	$40	$(10)	$30	$94	$(10)	$84
Potential problem commercial mortgage loans	325	(4)	321	245	(6)	239

Total potential problem investments	$365	$(14)	$351	$339	$(16)	$323

Net problem investments represent 1.4% of total investments excluding policy loans. Net problem investments increased $10 million during the nine months ended September 30, 2010 primarily reflecting the reclassification of three commercial mortgage loans totaling $63 million from potential problem loans to problem loans, partially offset by the subsequent sale of one of the reclassified loans and the partial sale and reclassification of a foreclosed real estate asset. This asset was transferred to a joint venture and recapitalized with a contribution of new equity from a third-party investor, resulting in the reclassification of the retained interest in the asset from foreclosed real estate to other long-term investments.
Net potential problem investments represent 1.8% of total investments excluding policy loans. Net potential problem investments increased $28 million during the nine months ended September 30, 2010 reflecting the addition of eight commercial mortgage loans totaling $192 million, five of which were identified as a result of management’s in-depth portfolio loan review completed in July 2010. These loans were exhibiting signs of distress such as an elevated loan-to-value ratio or a low or negative debt service coverage. Seven of these loans continue to perform according to their original contractual terms as of September 30, 2010, while one of the loans was reclassified to problem status. This increase to potential problem investments was partially offset by commercial mortgage loans totaling $74 million that were sold, foreclosed or reclassified to problem commercial mortgage loans, commercial mortgage loans totaling $34 million that were reclassified to loans in good standing, and a decline in potential problem bonds of $54 million primarily due to improved bond performance as well as redemption activity.
Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $148 million, at September 30, 2010, are considered impaired. In 2010, the Company recorded a $17 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.

Summary
The Company recorded after-tax realized investment losses for investment asset write-downs and changes in valuation reserves as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2010	2009	2010	2009
Credit-related (1)	$1	$12	$20	$47
Other (2)	—	2	1	8

Total (3)	$1	$14	$21	$55

(1)	Credit-related losses include other-than-temporary declines in value of fixed maturities and equity securities, and impairments of commercial mortgage loans and real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was not significant.

(2)	Prior to adoption of new GAAP guidance for other-than-temporary impairments on April 1, 2009, Other primarily represented the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

(3)	Includes other-than-temporary impairments on debt securities of $1 million in the nine months ended September 30, 2010 and $11 million in the three months and $27 million in the nine months ended September 30, 2009. These impairments are included in the Other category in 2010 and in both the Credit-related and Other categories in 2009.
The financial markets including credit spreads were generally stable during the three and nine months ended September 30, 2010, however, asset values increased reflecting lower treasury yields. In the current economic environment, risks in the Company’s investment portfolio, while declining, remain elevated. Continued economic weakness for an extended period could cause default rates to increase and recoveries to decline resulting in additional impairment losses for the Company. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.
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

MARKET RISK
Financial Instruments
The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk. Foreign currency exchange rate risk of the U.S. dollar primarily to the euro, South Korean won, Taiwan dollar, British pound, New Zealand dollar, and Hong Kong dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.
The Company’s foreign operations hold investment assets such as fixed maturities, which are generally invested in the currency of the related liabilities. The effect of a hypothetical 10% strengthening in the U.S. dollar relative to the foreign currencies held by the Company would increase $20 million as of September 30, 2010 largely due to the growth in its international insurance businesses and the increase in fair value of fixed maturities.
The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $100 million in the fair value of the futures contracts outstanding under this program as of September 30, 2010. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.
Stock Market Performance
The performance of equity markets can have a significant effect on the Company’s businesses, including on:
•	risks and exposures associated with GMDB (see Note 7 to the Consolidated Financial Statements) and GMIB contracts (see Note 8 to the Consolidated Financial Statements); and
•	pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 68 for further information.

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
You should not place undue reliance on these forward-looking statements. The Company cautions that actual results could differ materially from those that management expects, depending on the outcome of certain factors. Some factors that could cause actual results to differ materially from the forward-looking statements include:
1.	increased medical costs that are higher than anticipated in establishing premium rates in the Company’s health care operations, including increased use and costs of medical services;
2.	increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company’s employee benefits businesses;
3.	challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality member and provider service using effective technology solutions, (vi) lowering administrative costs and (vii) transitioning to an integrated operating company model, including operating efficiencies related to the transition;
4.	risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to providers, government investigations and proceedings, and tax audits and related litigation;
5.	heightened competition, particularly price competition, which could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;
6.	risks associated with the Company’s mail order pharmacy business which, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
7.	significant changes in interest rates and deterioration in the loan-to-value ratios of commercial real estate investments for a sustained period of time;
8.	downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business as well as the downgrade in the financial strength ratings of reinsurers which could result in increased statutory reserve or capital requirements;
9.	limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
10.	the inability of the hedge program adopted by the Company to substantially reduce equity market risks for reinsurance contracts that guarantee minimum death benefits under certain variable annuities (including possible market difficulties in entering into appropriate futures contracts and in matching such contracts to the underlying equity risk);
11.	adjustments to the reserve assumptions (including lapse, partial surrender, claim mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
12.	adjustments to the assumptions (including annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;
13.	significant stock market declines, which could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plan in future periods as well as the recognition of additional pension obligations;
14.	unfavorable claims experience related to workers’ compensation and personal accident exposures of the run-off reinsurance business, including losses attributable to the inability to recover claims from retrocessionaires;

15.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;
16.	significant deterioration in economic conditions and significant market volatility, which could have an adverse effect on the businesses of our customers (including the amount and type of healthcare services provided to their workforce and our customers’ ability to pay receivables) and our vendors (including their ability to provide services);
17.	adverse changes in state and federal law, including health care reform legislation and regulation which could, among other items, affect the way the Company does business, increase cost, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company’s health care products, services, technology and processes;
18.	amendments to income tax laws, which could affect the taxation of employer provided benefits, the taxation of certain insurance products such as corporate-owned life insurance, or the financial decisions of individuals whose variable annuities are covered under reinsurance contracts issued by the Company;
19.	potential public health epidemics and bio-terrorist activity, which could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
20.	risks associated with security or interruption of information systems, which could, among other things, cause operational disruption;
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
This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2009 Annual Report on Form 10-K, including the “Risk Factors” section, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Part II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
The information contained under “Litigation and Other Legal Matters” in Note 18 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS
CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed description of its risk factors.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information about CIGNA’s share repurchase activity for the quarter ended September 30, 2010:

Issuer Purchases of Equity Securities
	Total # of			Approximate dollar value of shares that
	shares	Average price paid	Total # of shares purchased as part	may yet be purchased as part of publicly
Period	purchased (1)	per share	of publicly announced program (2)	announced program (3)
July 1-31, 2010	2,366,171	$30.88	2,218,900	$257,028,442
August 1-31, 2010	306,805	$31.83	304,800	$247,329,268
September 1-30, 2010	2,497	$34.99	0	$247,329,268

Total	2,675,473	$31.00	2,523,700	N/A

(1)	Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 147,271 shares in July, 2,005 shares in August and 2,497 shares in September.

(2)	CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $247 million as of September 30, 2010 and October 29, 2010.

(3)	Approximate dollar value of shares is as of the last date of the applicable month.

Item 6. EXHIBITS
(a) See Exhibit Index

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Thomas A. McCarthy
Thomas A. McCarthy
Acting Chief Financial Officer (Principal Financial Officer)
Date: October 29, 2010

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.

3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on October 26, 2010 and incorporated herein by reference.

4.1	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.

4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

10.1	Agreement and Release dated September 20, 2010 with Mr. Woeller	Filed as Exhibit 10.1 to the registrant’s Form 8-K on September 20, 2010 and incorporated herein by reference.

10.2	Agreement and Release dated August 31, 2010 with Ms. Hagan	Filed as Exhibit 10.1 to the registrant’s Form 8-K on September 1, 2010 and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-1