Form 10-K/A
period 2010-12-31
CIGNA CORP
filed 2011-02-28
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

___________________

(Mark One)
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

Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $8.5 billion.

As of January 31, 2011, 271,234,488 shares of the registrant’s Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 18, 2011.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2010 ("Form 10-K"), as filed with the Securities and Exchange Commission on February 25, 2011, is to furnish Exhibit 101 to the Form 10-K which provides certain items from our Form 10-K formatted in eXtensible Business Reporting Language ("XBRL").

No other changes have been made to the Form 10-K other than the furnishing of the exhibit described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
Date:	February 28, 2011
By:	/s/ Thomas A. McCarthy
Name:	Thomas A. McCarthy
Title:	Acting Chief Financial Officer (Principal Financial Officer)

Index to Exhibits

Number	Description	Method of Filing
101.INS	EX-101 INSTANCE DOCUMENT	Furnished herewith.
101.SCH	EX-101 SCHEMA DOCUMENT	Furnished herewith.
101.CAL	EX-101 CALCULATION LINKBASE DOCUMENT	Furnished herewith.
101.LAB	EX-101 LABELS LINKBASE DOCUMENT	Furnished herewith.
101.PRE	EX-101 PRESENTATION LINKBASE DOCUMENT	Furnished herewith.
101.DEF	EX-101 DEFINITION LINKBASE DOCUMENT	Furnished herewith.