Form 10-Q
period 2011-03-31
CIGNA CORP
filed 2011-05-05
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Commission file number 1-08323

CIGNA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-1059331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two Liberty Place, 1601 Chestnut Street Philadelphia, Pennsylvania	19192
(Address of principal executive offices)	(Zip Code)
(215) 761-1000
Registrant’s telephone number, including area code
(215) 761-3596
Registrant’s facsimile number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark			Yes	No

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

As of April 15, 2011, 270,569,454 shares of the issuer’s common stock were outstanding.

Back to Contents

Index

PART I	FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	72
ITEM 4	Controls and Procedures	73
PART II	OTHER INFORMATION	74
ITEM 1	Legal Proceedings	74
ITEM 1A	Risk Factors	75
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	76
ITEM 6	Exhibits	77
Signature	78
Index to Exhibits	E1

As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1  Financial Statements

CIGNA Corporation

Consolidated Statements of Income

(In millions, except per share amounts)	Unaudited Three Months Ended March 31,
	2011	2010
Revenues
Premiums and fees	$4,733	$4,543
Net investment income	279	266
Mail order pharmacy revenues	339	348
Other revenues	36	54
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	-	(1)
Other realized investment gains (losses)	26	(5)
Total realized investment gains (losses)	26	(6)
TOTAL REVENUES	5,413	5,205
Benefits and Expenses
Health Care medical claims expense	2,077	2,209
Other benefit expenses	994	879
Mail order pharmacy cost of goods sold	276	285
GMIB fair value (gain)	(16)	(4)
Other operating expenses	1,482	1,414
TOTAL BENEFITS AND EXPENSES	4,813	4,783
Income before Income Taxes	600	422
Income taxes:
Current	22	87
Deferred	148	51
TOTAL TAXES	170	138
Net Income	430	284
Less: Net Income Attributable to Noncontrolling Interest	1	1
Shareholders’ Net Income	$429	$283
Shareholders’ Net Income Per Share:
Basic	$1.59	$1.03
Diluted	$1.57	$1.02
Dividends Declared Per Share	$0.040	$0.040
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 1

Back to Contents

CIGNA Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of March 31, 2011		As of December 31, 2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $13,838; $13,445)		$15,033		$14,709
Equity securities, at fair value (cost, $152; $144)		140		127
Commercial mortgage loans		3,402		3,486
Policy loans		1,583		1,581
Real estate		113		112
Other long-term investments		829		759
Short-term investments		149		174
Total investments		21,249		20,948
Cash and cash equivalents		1,656		1,605
Accrued investment income		276		235
Premiums, accounts and notes receivable, net		1,441		1,318
Reinsurance recoverables		6,386		6,495
Deferred policy acquisition costs		1,209		1,122
Property and equipment		912		912
Deferred income taxes, net		621		782
Goodwill		3,135		3,119
Other assets, including other intangibles		1,219		1,238
Separate account assets		8,413		7,908
TOTAL ASSETS		$46,517		$45,682
LIABILITIES
Contractholder deposit funds		$8,471		$8,509
Future policy benefits		8,050		8,147
Unpaid claims and claim expenses		4,083		4,017
Health Care medical claims payable		1,248		1,246
Unearned premiums and fees		452		416
Total insurance and contractholder liabilities		22,304		22,335
Accounts payable, accrued expenses and other liabilities		5,563		5,936
Short-term debt		330		552
Long-term debt		2,883		2,288
Separate account liabilities		8,413		7,908
TOTAL LIABILITIES		39,493		39,019
Contingencies — Note 16
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,547		2,534
Net unrealized appreciation, fixed maturities	$521		$529
Net unrealized appreciation, equity securities	5		3
Net unrealized depreciation, derivatives	(29)		(24)
Net translation of foreign currencies	77		25
Postretirement benefits liability adjustment	(1,143)		(1,147)
Accumulated other comprehensive loss		(569)		(614)
Retained earnings		10,270		9,879
Less treasury stock, at cost		(5,312)		(5,242)
Total shareholders’ equity		7,024		6,645
Noncontrolling interest		-		18
Total equity		7,024		6,663
Total liabilities and equity		$46,517		$45,682
SHAREHOLDERS’ EQUITY PER SHARE		$25.95		$24.44
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 2

Back to Contents

CIGNA Corporation

Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts) Three Months Ended March 31,	Unaudited
	2011		2010
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, January 1 and March 31,		$88		$88
Additional Paid-In Capital, January 1,		2,534		2,514
Effects of stock issuance for employee benefit plans		9		8
Effects of acquisition of noncontrolling interest		4		-
Additional Paid-In Capital, March 31,		2,547		2,522
Accumulated Other Comprehensive Loss, January 1,		(614)		(618)
Net unrealized appreciation (depreciation), fixed maturities	$(8)	(8)	$72	72
Net unrealized appreciation, equity securities	2	2	-	-
Net unrealized appreciation (depreciation) on securities	(6)		72
Net unrealized appreciation (depreciation), derivatives	(5)	(5)	4	4
Net translation of foreign currencies	52	52	4	4
Postretirement benefits liability adjustment	4	4	8	8
Other comprehensive income	45		88
Accumulated Other Comprehensive Loss, March 31,		(569)		(530)
Retained Earnings, January 1,		9,879		8,625
Shareholders’ net income	429	429	283	283
Effects of stock issuance for employee benefit plans		(27)		(57)
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)
Retained Earnings, March 31,		10,270		8,840
Treasury Stock, January 1,		(5,242)		(5,192)
Repurchase of common stock		(163)		-
Other, primarily issuance of treasury stock for employee benefit plans		93		73
Treasury Stock, March 31,		(5,312)		(5,119)
Shareholders’ Comprehensive Income and Shareholders’ Equity	474	7,024	371	5,801
Noncontrolling interest, January 1,		18		12
Net income attributable to noncontrolling interest	1	1	1	1
Accumulated other comprehensive income attributable to noncontrolling interest		-	1	1
Acquisition of noncontrolling interest		(19)	-	-
Noncontrolling interest, March 31,	1	-	2	14
Total Comprehensive Income and Total Equity	$475	$7,024	$373	$5,815
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 3

Back to Contents

CIGNA Corporation

Consolidated Statements of Cash Flows

(In millions)	Unaudited Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$430	$284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83	61
Realized investment (gains) losses	(26)	6
Deferred income taxes	148	51
Gains on sale of businesses (excluding discontinued operations)	(5)	(6)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(129)	(148)
Reinsurance recoverables	(2)	23
Deferred policy acquisition costs	(67)	(60)
Other assets	39	41
Insurance liabilities	77	406
Accounts payable, accrued expenses and other liabilities	(366)	(299)
Current income taxes	(87)	79
Other, net	(44)	(44)
Net cash provided by operating activities	51	394
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from investments sold:
Fixed maturities	155	240
Commercial mortgage loans	28	1
Other (primarily short-term and other long-term investments)	221	443
Investment maturities and repayments:
Fixed maturities	319	172
Commercial mortgage loans	75	11
Investments purchased:
Fixed maturities	(790)	(752)
Equity securities	(8)	(4)
Commercial mortgage loans	(18)	(32)
Other (primarily short-term and other long-term investments)	(213)	(145)
Property and equipment purchases	(73)	(52)
Acquisitions, net of cash acquired	(12)	(5)
Net cash used in investing activities	(316)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES
Deposits and interest credited to contractholder deposit funds	321	354
Withdrawals and benefit payments from contractholder deposit funds	(303)	(309)
Change in cash overdraft position	6	40
Net change in short-term debt	(222)	-
Issuance of long-term debt	591	-
Repayment of long-term debt	(2)	(2)
Repurchase of common stock	(152)	-
Issuance of common stock	66	24
Net cash provided by financing activities	305	107
Effect of foreign currency rate changes on cash and cash equivalents	11	(3)
Net increase in cash and cash equivalents	51	375
Cash and cash equivalents, January 1,	1,605	924
CASH AND CASH EQUIVALENTS, MARCH 31,	$1,656	$1,299
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$106	$6
Interest paid	$27	$32
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 4

Back to Contents

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1  Basis of Presentation

CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in its Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). As used in this document, “CIGNA” or “the Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. The Consolidated Financial Statements include the accounts of CIGNA Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2010 Form 10-K.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

During the three months ended March 31, 2011, the Company acquired the noncontrolling interest in a majority-owned subsidiary that the Company continues to consolidate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 2  Recent Accounting Pronouncements

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

Troubled debt restructurings

In April 2011, the FASB amended guidance (ASU 2011-02) to clarify for lenders that a troubled debt restructuring occurs when a debt modification is a concession to the borrower and the borrower is experiencing financial difficulties. The amendments are effective July 1, 2011 and are to be applied retrospectively to loan restructurings occurring on or after January 1, 2011. The amendment also requires new disclosures to be provided in the third quarter 2011 addressing certain troubled debt restructurings. The Company is presently evaluating these new requirements to determine the potential effects of their implementation.

CIGNA CORPORATION – Form 10-Q – 5

Back to Contents

NOTE 3  Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts) Three Months Ended March 31,	Basic	Effect of Dilution	Diluted
2011
Shareholders’ net income	$429		$429
Shares (in thousands):
Weighted average	270,377		270,377
Common stock equivalents		3,496	3,496
TOTAL SHARES	270,377	3,496	273,873
EPS	$1.59	$(0.02)	$1.57
2010
Shareholders’ net income	$283		$283
Shares (in thousands):
Weighted average	275,688		275,688
Common stock equivalents		2,412	2,412
TOTAL SHARES	275,688	2,412	278,100
EPS	$1.03	$(0.01)	$1.02

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	Three Months Ended March 31,
	2011	2010
Antidilutive options	4.1	5.2

The Company held 80,240,471 shares of common stock in Treasury as of March 31, 2011, and 74,283,513 shares as of March 31, 2010.

NOTE 4  Health Care Medical Claims Payable

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those which have been reported but not yet paid (reported claims in process) and other medical expense payable, which primarily comprises accruals for incentives and other amounts payable to health care professionals and facilities. Incurred but not yet reported comprises the majority of the reserve balance as follows:

(In millions)	March 31, 2011	December 31, 2010
Incurred but not yet reported	$1,050	$1,067
Reported claims in process	182	164
Other medical expense payable	16	15
MEDICAL CLAIMS PAYABLE	$1,248	$1,246

CIGNA CORPORATION – Form 10-Q – 6

Back to Contents

Activity in medical claims payable was as follows:

(In millions)	For the period ended
	March 31, 2011	December 31, 2010
Balance at January 1,	$1,246	$921
Less: Reinsurance and other amounts recoverable	236	206
Balance at January 1, net	1,010	715
Incurred claims related to:
Current year	2,151	8,663
Prior years	(74)	(93)
Total incurred	2,077	8,570
Paid claims related to:
Current year	1,325	7,682
Prior years	736	593
Total paid	2,061	8,275
Ending Balance, net	1,026	1,010
Add: Reinsurance and other amounts recoverable	222	236
ENDING BALANCE	$1,248	$1,246

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 10 for additional information on reinsurance. For the three months ended March 31, 2011, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $74 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction in medical claims payable of $54 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $20 million, or 0.2% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

For the year ended December 31, 2010, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $93 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2009. Actual completion factors resulted in a reduction of the medical claims payable of $51 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business. Actual medical cost trend resulted in a reduction of the medical claims payable of $42 million, or 0.6% of the current year incurred claims as reported for the year ended December 31, 2009 for the insured book of business.

The favorable impacts in 2011 and 2010 relating to completion factors and medical cost trend variances are primarily due to the release of the provision for moderately adverse conditions, which is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.

The corresponding impact of prior year development on shareholders’ net income was $22 million for the three months ended March 31, 2011 and not material for the three months ended March 31, 2010. The favorable effect of prior year development on net income in 2011 primarily reflects continued low utilization of medical services. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

CIGNA CORPORATION – Form 10-Q – 7

Back to Contents

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

Second, changes in reserves for the Company’s retrospectively experience-rated business do not always impact shareholders’ net income. For the Company’s retrospectively experience-rated business only adjustments to medical claims payable on accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Health Care medical claims payable required the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.

NOTE 5  Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.1 billion as of March 31, 2011 and December 31, 2010. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

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

See Note 8 for further information on the Company’s recently expanded dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

Since December 31, 2010, the Company updated its long-term assumption for assumed mean investment performance (“growth interest rate”) of the underlying equity mutual funds to use the market-observable LIBOR swap curve for the portion of the liability that is covered by the Company’s newly implemented growth interest rate hedge program. The mean investment performance for the remaining liability has not changed since December 31, 2010.

During 2010, the Company performed its periodic review of assumptions and recorded a charge in the third quarter of $52 million pre-tax ($34 million after-tax) to strengthen GMDB reserves. During 2010, current short-term interest rates had declined from the level anticipated at December 31, 2009, leading the Company to increase reserves. Interest rate risk was not covered by the GMDB equity hedge program discussed above. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

CIGNA CORPORATION – Form 10-Q – 8

Back to Contents

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	For the period ended
	March 31, 2011	December 31, 2010
Balance at January 1	$1,138	$1,285
Add: Unpaid Claims	37	36
Less: Reinsurance and other amounts recoverable	51	53
Balance at January 1, net	1,124	1,268
Add: Incurred benefits	(20)	(20)
Less: Paid benefits	30	124
Ending balance, net	1,074	1,124
Less: Unpaid Claims	35	37
Add: Reinsurance and other amounts recoverable	47	51
ENDING BALANCE	$1,086	$1,138

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the 2010 charge discussed above.

The aggregate value of the underlying mutual fund investments was $16.8 billion as of March 31, 2011 and $16.6 billion as of December 31, 2010. The death benefit coverage in force was $4.6 billion as of March 31, 2011 and $5.2 billion as of December 31, 2010. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 520,000 as of March 31, 2011 and 530,000 as of December 31, 2010).

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (“GMIB”). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 6 for further information.

NOTE 6  Fair Value Measurements

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

CIGNA CORPORATION – Form 10-Q – 9

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2011 and December 31, 2010 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

March 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$202	$541	$4	$747
State and local government	-	2,417	-	2,417
Foreign government	-	1,142	15	1,157
Corporate	-	9,416	364	9,780
Federal agency mortgage-backed	-	10	-	10
Other mortgage-backed	-	79	2	81
Other asset-backed	-	332	509	841
Total fixed maturities (1)	202	13,937	894	15,033
Equity securities	9	97	34	140
Subtotal	211	14,034	928	15,173
Short-term investments	-	149	-	149
GMIB assets (2)	-	-	459	459
Other derivative assets (3)	-	19	-	19
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$211	$14,202	$1,387	$15,800
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$850	$850
Other derivative liabilities (3)	-	38	-	38
TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$-	$38	$850	$888

(1) Fixed maturities includes $385 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $68 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3) Other derivative assets includes $13 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $6 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 8 for additional information.

CIGNA CORPORATION – Form 10-Q – 10

Back to Contents

December 31, 2010 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$133	$550	$4	$687
State and local government	-	2,467	-	2,467
Foreign government	-	1,137	17	1,154
Corporate	-	9,080	364	9,444
Federal agency mortgage-backed	-	10	-	10
Other mortgage-backed	-	85	3	88
Other asset-backed	-	348	511	859
Total fixed maturities (1)	133	13,677	899	14,709
Equity securities	6	87	34	127
Subtotal	139	13,764	933	14,836
Short-term investments	-	174	-	174
GMIB assets (2)	-	-	480	480
Other derivative assets (3)	-	19	-	19
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$139	$13,957	$1,413	$15,509
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$903	$903
Other derivative liabilities (3)	-	32	-	32
TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$-	$32	$903	$935

(1) Fixed maturities includes $443 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $74 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3) Other derivative assets include $16 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $3 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 8 for additional information.

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

CIGNA CORPORATION – Form 10-Q – 11

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2011 or December 31, 2010. The nature and use of these other derivatives are described in Note 8.

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

Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	March 31, 2011	December 31, 2010
Other asset and mortgage-backed securities – valued using pricing models	$511	$514
Corporate and government bonds – valued using pricing models	314	312
Corporate bonds – valued at transaction price	69	73
Equity securities – valued at transaction price	34	34
TOTAL	$928	$933

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

CIGNA CORPORATION – Form 10-Q – 12

Back to Contents

Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non-performance risk, as well as risk and profit charges. As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:

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

These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of March 31, 2011 were as follows:

•

The market return (“growth interest rate”) and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 2.90% at March 31, 2011 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 53% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 30% for equity funds, 4% to 11% for bond funds, and 1% to 2% for money market funds.

•

The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•

The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 1% to 12%, and depends on the time since contract issue and the relative value of the guarantee.

•

The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 35%.

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 115 basis points for the GMIB liability and from 10 to 80 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.

CIGNA CORPORATION – Form 10-Q – 13

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2011 and 2010. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

CIGNA CORPORATION – Form 10-Q – 14

Back to Contents

For the Three Months Ended March 31, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(21)	37	16
Other	5	-	-	-
Total gains (losses) included in shareholders’ net income	5	(21)	37	16
Gains included in other comprehensive income	2	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(6)	-	-	-
Purchases, sales and settlements:
Purchases	7	-	-	-
Settlements	(12)	-	16	16
Total purchases, sales and settlements	(5)	-	16	16
Transfers into/(out of) Level 3:
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(1)	-	-	-
Total transfers into/(out of) Level 3	(1)	-	-	-
Balance at March 31, 2011	$928	$459	$(850)	$(391)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$5	$(21)	$37	$16
(1) Amounts do not accrue to shareholders.
For the Three Months Ended March 31, 2010 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	-	4	4
Other	4	-	-	-
Total gains (losses) included in shareholders’ net income	4	-	4	4
Gains included in other comprehensive income	12	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	18	-	-	-
Purchases, sales and settlements:
Purchases	15	-	-	-
Settlements	(26)	(3)	13	10
Total purchases, sales and settlements	(11)	(3)	13	10
Transfers into/(out of) Level 3:
Transfers into Level 3	54	-	-	-
Transfers out of Level 3	(38)	-	-	-
Total transfers into/(out of) Level 3	16	-	-	-
Balance at March 31, 2010	$884	$479	$(886)	$(407)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$4	$-	$4	$4
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 15

Back to Contents

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the three months ended March 31, 2010, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.

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

GMIB fair value gains of $16 million for the three months ended March 31, 2011, were primarily due to increases in interest rates and underlying account values during the period due to favorable equity market returns, partially offset by updates to the risk and profit charges that the Company anticipates a hypothetical market participant would require to assume this business.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts (“GMIB growth interest rate hedge program”) using LIBOR swap contracts and exchange-traded treasury futures contracts. See Note 8 for further information.

GMIB fair value gains of $4 million for the three months ended March 31, 2010 were primarily a result of increases in underlying account values during the period due to favorable equity market returns, offset by declining interest rates.

CIGNA CORPORATION – Form 10-Q – 16

Back to Contents

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of March 31, 2011 and December 31, 2010 separate account assets were as follows:

March 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$297	$1,418	$-	$1,715
Non-guaranteed separate accounts (1)	2,138	4,001	559	6,698
TOTAL SEPARATE ACCOUNT ASSETS	$2,435	$5,419	$559	$8,413
(1) As of March 31, 2011, non-guaranteed separate accounts include $3.2 billion in assets supporting the Company’s pension plans, including $517 million classified in Level 3.
December 31, 2010 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$286	$1,418	$-	$1,704
Non-guaranteed separate accounts (1)	1,947	3,663	594	6,204
TOTAL SEPARATE ACCOUNT ASSETS	$2,233	$5,081	$594	$7,908
(1) As of December 31, 2010, non-guaranteed separate accounts include $2.8 billion in assets supporting the Company’s pension plans, including $557 million classified in Level 3.

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

CIGNA CORPORATION – Form 10-Q – 17

Back to Contents

The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2011 and 2010.

(In millions)	Three Months Ended March 31,
	2011	2010
Balance at January 1	$594	$550
Policyholder gains (1)	58	16
Purchases, sales and settlements:
Purchases	9	24
Sales	(40)	(18)
Settlements	(59)	(9)
Total purchases, sales and settlements	(90)	(3)
Transfers into/(out of) Level 3:
Transfers into Level 3	-	-
Transfers out of Level 3	(3)	(19)
Total transfers into/(out of) Level 3	(3)	(19)
BALANCE AT MARCH 31	$559	$544
(1) Included in this amount are gains of $40 million and $15 million attributable to instruments still held at March 31, 2011 and March 31, 2010 respectively.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the three months ended March 31, 2011, no commercial mortgage loans or real estate entities were written down to their fair values.

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

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2011 and December 31, 2010:

(In millions)	March 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	$3,434	$3,402	$3,470	$3,486
Contractholder deposit funds, excluding universal life products	$990	$979	$1,001	$989
Long-term debt, including current maturities, excluding capital leases	$3,290	$3,087	$2,926	$2,709

The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.

CIGNA CORPORATION – Form 10-Q – 18

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

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities. Approximately 50% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts. The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts.

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

NOTE 7  Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

(In millions)	Three Months Ended March 31,
	2011	2010
Fixed maturities	$21	$15
Equity securities	3	4
Commercial mortgage loans	-	(11)
Other investments, including derivatives	2	(14)
Realized investment gains (losses), before income taxes	26	(6)
Less income taxes (benefits)	9	(3)
NET REALIZED INVESTMENT GAINS (LOSSES)	$17	$(3)

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended March 31,
	2011	2010
Credit-related (1)	$-	$25
Other	-	1
TOTAL (2)	$-	$26

(1) Credit related losses include changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities.

(2) Other-than-temporary impairments on fixed maturities for the three months ended March 31, 2011 and March 31, 2010 were not significant.

CIGNA CORPORATION – Form 10-Q – 19

Back to Contents

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

(In millions)	As of March 31, 2011	As of December 31, 2010
Included in fixed maturities:
Trading securities (amortized cost: $3; $3)	$3	$3
Hybrid securities (amortized cost: $54; $45)	63	52
TOTAL	$66	$55
Included in equity securities:
Hybrid securities (amortized cost: $113; $108)	$94	$86

Fixed maturities included $55 million at March 31, 2011, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities.

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2011:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$709	$721
Due after one year through five years	4,714	5,000
Due after five years through ten years	4,966	5,370
Due after ten years	2,570	2,947
Other asset and mortgage-backed securities	822	929
TOTAL	$13,781	$14,967

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $66 million at March 31, 2011 and $55 million at December 31, 2010) by type of issuer is shown below.

CIGNA CORPORATION – Form 10-Q – 20

Back to Contents

(In millions)	March 31, 2011
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$539	$210	$(2)	$747
State and local government	2,264	165	(12)	2,417
Foreign government	1,104	58	(5)	1,157
Corporate	9,052	711	(46)	9,717
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	72	10	(2)	80
Other asset-backed	741	109	(11)	839
TOTAL	$13,781	$1,264	$(78)	$14,967
(In millions)	December 31, 2010
Federal government and agency	$459	$229	$(1)	$687
State and local government	2,305	172	(10)	2,467
Foreign government	1,095	63	(4)	1,154
Corporate	8,697	744	(49)	9,392
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	80	10	(3)	87
Other asset-backed	752	117	(12)	857
TOTAL	$13,397	$1,336	$(79)	$14,654

The above table includes investments with a fair value of $2.4 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $421 million and gross unrealized depreciation of $36 million at March 31, 2011. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2010, investments supporting this business had a fair value of $2.5 billion, gross unrealized appreciation of $476 million and gross unrealized depreciation of $33 million.

Sales information for available-for-sale fixed maturities and equity securities were as follows:

(In millions)	Three Months Ended March 31,
	2011	2010
Proceeds from sales	$155	$240
Gross gains on sales	$14	$15
Gross losses on sales	$-	$(1)

CIGNA CORPORATION – Form 10-Q – 21

Back to Contents

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

Excluding trading and hybrid securities, as of March 31, 2011, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
Fixed maturities:
One year or less:
Investment grade	$1,178	$1,213	$(35)	371
Below investment grade	$105	$107	$(2)	71
More than one year:
Investment grade	$296	$333	$(37)	66
Below investment grade	$37	$41	$(4)	18

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of March 31, 2011.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are secured by high quality, primarily completed and substantially leased operating properties, generally carried at unpaid principal balances and issued at a fixed rate of interest.

Credit quality. The Company has one portfolio segment and one class of mortgage loans and applies a consistent and disciplined approach to evaluating and monitoring credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal rating system developed from the Company’s experience in real estate investing and mortgage lending. A quality rating, designed to evaluate the relative risk of the transaction, is assigned at each loan’s origination and is updated each year as part of the annual portfolio loan review. The Company monitors credit quality on an ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

Quality ratings are based on internal evaluations of each loan’s specific characteristics considering a number of key inputs, including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics. However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios. The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt. A debt service coverage ratio below 1.0 indicates that there is not enough cash flow to cover the loan payments. The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan. Based on property valuations and cash flows estimated as part of the most recent annual review completed in July, 2010, and considering updates for loans where material changes were subsequently identified, at March 31, 2011 both the portfolio’s average loan-to-value ratio of 74% and debt service coverage ratio of 1.38 were unchanged from December 31, 2010.

CIGNA CORPORATION – Form 10-Q – 22

Back to Contents

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2011:

(Dollars in millions) Loan-to-Value Ratios	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$330	$-	$-	$-	$29	$359
50% to 59%	382	54	56	-	-	492
60% to 69%	534	72	5	29	25	665
70% to 79%	218	78	33	55	66	450
80% to 89%	186	186	165	125	13	675
90% to 99%	15	54	181	185	119	554
100% or above	-	-	47	43	117	207
TOTAL	$1,665	$444	$487	$437	$369	$3,402

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $373 million at March 31, 2011 and $383 million at December 31, 2010, with no significant concentrations by property type or geographic region in either year.

Impaired commercial mortgage loans. A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due (principal and interest) according to the terms of the original loan agreement. The Company assesses each loan individually for impairment, utilizing the information obtained from the quality review process discussed above. Impaired loans are carried at the lower of unpaid principal balance or the fair value of the underlying collateral. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company expects to recover their remaining carrying value primarily because it is less than the fair value of the underlying property.

CIGNA CORPORATION – Form 10-Q – 23

Back to Contents

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

(In millions)	March 31, 2011			December 31, 2010
	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$36	$(11)	$25	$47	$(12)	$35
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
TOTAL	$96	$(11)	$85	$107	$(12)	$95

During the three months ended March 31, 2010, the Company recorded an $11 million pre-tax ($7 million after-tax) increase in valuation reserves on impaired commercial mortgage loans primarily due to decreased valuations of certain office properties collateralizing the loans. The average recorded investment in impaired loans was $102 million at March 31, 2011 and $221 million at March 31, 2010. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the three months ended March 31, 2011or 2010. Interest income on impaired commercial mortgage loans was not significant for the three months ended March 31, 2011 or 2010.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2011	2010
Reserve balance, January 1,	$12	$17
Increase in valuation reserves	-	11
Charge-offs upon sales and repayments, net of recoveries	(1)	-
RESERVE BALANCE, MARCH 31,	$11	$28

Short-term investments and cash equivalents. Short-term investments and cash equivalents includes corporate securities of $1.2 billion, federal government securities of $124 million and money market funds of $43 million as of March 31, 2011. The Company’s short-term investments and cash equivalents as of December 31, 2010 included corporate securities of $1.1 billion, federal government securities of $137 million and money market funds of $40 million.

NOTE 8  Derivative Financial Instruments

Derivative instruments associated with the Company’s run-off reinsurance segment

The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”). The Company has purchased retrocessional coverage for a portion of these contracts (“GMIB assets”). Because cash flows are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments, the Company reports these GMIB liabilities and assets as derivatives at fair value.

During the first quarter of 2011, the Company expanded its dynamic hedge program that substantially reduces equity market exposures associated with its GMDB business to include a portion of equity market exposures associated with its GMIB business (approximately one-quarter). The Company also implemented a dynamic hedge program to reduce the growth interest rate exposures for approximately one-third of its GMDB and one-quarter of its GMIB businesses (“GMDB and GMIB growth interest rate hedge program”). These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change.

The Company manages these hedge programs using exchange-traded equity, foreign currency and Treasury futures contracts, and interest rate swap contracts. These contracts are generally expected to rise in value as equity markets and interest rates decline, and decline in value as equity markets and interest rates rise.

CIGNA CORPORATION – Form 10-Q – 24

Back to Contents

These hedge programs do not qualify for GAAP hedge accounting. Although these hedge programs effectively reduce equity market and interest rate exposures, changes in the fair values of the swap and futures contracts may not exactly offset changes in the portions of the GMDB and GMIB liabilities covered by these hedges, in part because the market does not offer contracts that exactly match the targeted exposure profile. The results of the swaps and futures contracts are included in other revenues and amounts reflecting corresponding changes in liabilities for GMDB contracts are included in benefits and expenses. Related changes in liabilities for GMIB contracts are reported in GMIB fair value (gain) loss.

See Notes 5 and 6 for further details regarding these businesses.

Derivative instruments used in the Company’s investment risk management

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

Accounting for derivative instruments

The Company applies hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.

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

Collateral and termination features

Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where the Company was in a net liability position was $30 million at March 31, 2011 and $25 million at December 31, 2010 for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of the balance sheet date, the Company would be required to post collateral equal to the total net liability. The Company is a party to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the Company were to decline below specified levels. As of March 31, 2011 and December 31, 2010, there was no net liability position under such derivative instruments.

The following tables present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of March 31, 2011 and December 31, 2010, and for the periods ended March 31, 2011 and March 31, 2010. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

CIGNA CORPORATION – Form 10-Q – 25

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
DERIVATIVES DESIGNATED AS ACCOUNTING HEDGES - CASH FLOW HEDGES

Interest rate swaps — $153 million of par value of related investments as of March 31, 2011 and December 31, 2010

Foreign currency swaps — $159 million of U.S. dollar equivalent par value of related investments as of March 31, 2011 and December 31, 2010

Combination swaps (interest rate and foreign currency) — $64 million of U.S. dollar equivalent par value of related investments as of March 31, 2011 and December 31, 2010

	Interest rate and foreign currency

To hedge the interest and/or foreign currency cash flows of fixed maturities to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars and British pounds for periods of up to 10 years.

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

	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
		As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010	Three Months Ended March 31,
						2011	2010
	Interest rate swaps	$8	$10	$-	$-	$(2)	$1
	Foreign currency swaps	5	6	23	20	(4)	4
	Interest rate and foreign currency swaps	-	-	15	12	(3)	-
	TOTAL	$13	$16	$38	$32	$(9)	$5
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

	Fair Value Effect on the Financial Statements

In the first quarter of 2009, all treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income, resulting in net cumulative losses of $26 million, to be amortized to interest expense over the period of expected hedged cash flows. In the second quarter of 2009, the Company issued debt and began amortizing this loss to interest expense.

For the three months ended March 31, 2011 and 2010, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not significant. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

CIGNA CORPORATION – Form 10-Q – 26

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES

Written options (GMIB liability) — $1,065 million as of March 31, 2011 and $1,134 million as of December 31, 2010 of maximum potential undiscounted future payments as defined in Note 16

Purchased options (GMIB asset) — $586 million as of March 31, 2011 and $624 million as of December 31, 2010 of maximum potential undiscounted future receipts as defined in Note 16

	Equity and interest rate

The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. According to the contractual terms of written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company purchased reinsurance contracts to reduce a portion of the risks assumed. These contracts are accounted for as written and purchased options.

The Company periodically receives (pays) fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay (receive) cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.

						Fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset). Changes in fair value are reported in GMIB fair value (gain) loss.
	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
		As of March 31, 2011	As of December 31, 2010	As of March 31, 2011	As of December 31, 2010	Three Months Ended March 31,
						2011	2010
	Written options (GMIB liability)			$850	$903	$(37)	$(4)
	Purchased options (GMIB asset)	$459	$480			21	-
	TOTAL	$459	$480	$850	$903	$(16)	$(4)

CIGNA CORPORATION – Form 10-Q – 27

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy
DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES
Futures — $839 million as of March 31, 2011 and $878 million as of December 31, 2010 of U.S. dollar equivalent market price of outstanding contracts	Equity and foreign currency

To reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits (GMDB) (excluding exposures due to partial surrenders) and a portion (approximately one-quarter) of these risks associated with certain reinsurance contracts that guarantee minimum income benefits (GMIB). Currency futures are euros, Japanese yen and British pounds.

			The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.	Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in other assets and other liabilities.
	Fair Value Effect on the Financial Statements (In millions)
			Other Revenues
			Three Months Ended March 31,
			2011	2010
	Futures for GMDB exposures		$(44)	$(45)
	Futures for GMIB exposures		-	-
	TOTAL FUTURES		$(44)	$(45)
Interest rate swaps — $240 million of swap notional value as of March 31, 2011	Interest rate

To reduce the exposure to changes in interest rates levels on the growth rate for certain contracts that guarantee minimum death benefits and minimum income benefits. The hedge program covers approximately one-third of the GMDB and approximately one-quarter of the GMIB growth interest exposures.

			For interest rate swaps, the Company periodically exchanges cash flows between variable and fixed interest rates. Cash flows are included in operating activities.	For interest rate swaps, fair values are reported in other assets and other liabilities, with changes in fair value and interest income and interest expense reported in other revenues.
Interest rate futures — $45 million market price of outstanding contracts as of March 31, 2011			For interest rate futures, the Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.

For interest rate futures, fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in other assets and other liabilities.

	Fair Value Effect on the Financial Statements (In millions)
			Other assets, including other intangibles	Other Revenues
			As of March 31, 2011	Three Months Ended March 31, 2011
	Interest rate swaps		$4	$4
	Interest rate futures			1
	Total swaps and futures			$5

	Derivatives for GMDB exposures			$4
	Derivatives for GMIB exposures			1
	TOTAL SWAPS AND FUTURES			$5

CIGNA CORPORATION – Form 10-Q – 28

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose	Cash Flows	Accounting Policy
DERIVATIVES NOT DESIGNATED AS ACCOUNTING HEDGES
Interest rate swaps — $45 million of par value of related investments as of March 31, 2011 and December 31, 2010	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.	The Company periodically exchanges cash flows between variable and fixed interest rates and these cash flows are included in investing activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.
	Fair Value Effect on the Financial Statements (In millions)
		Other Long-Term Investments		Realized Investment Gains (Losses)
		As of March 31, 2011	As of December 31, 2010	Three Months Ended March 31,
				2011	2010
	Interest rate swaps	$3	$3	$-	$-

NOTE 9  Variable Interest Entities

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

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager. These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations and mortgage-backed securities. The asset-backed securities largely represent fixed-rate debt securities issued by trusts which hold perpetual floating-rate subordinated notes issued by foreign banks. The mortgage-backed securities represent senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets. The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools. The Company is not the primary beneficiary and does not consolidate any of these entities because either:

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

NOTE 10  Reinsurance

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

CIGNA CORPORATION – Form 10-Q – 29

Back to Contents

Retirement benefits business

The Company had reinsurance recoverables of $1.6 billion as of March 31, 2011 and $1.7 billion as of December 31, 2010 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of March 31, 2011, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance

The Company had reinsurance recoverables of $4.2 billion as of March 31, 2011 and $4.3 billion as of December 31, 2010 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. At March 31, 2011, the $3.8 billion reinsurance recoverable from The Lincoln National Life Insurance Company was secured by assets held in a trust established for the benefit of the Company, and was less than the market value of the trust assets. The trust was established to allow the Company to take statutory reserve credit in New York for business ceded to Lincoln National Life Insurance Company. Under Section 532 of the Dodd-Frank Act, which becomes effective July 21, 2011, the trust will no longer be required in order for the Company to take statutory reserve credit. The remaining recoverable from Lincoln Life & Annuity of New York of $393 million is currently unsecured, however, if this reinsurer does not maintain a specified minimum credit or claims paying rating, it is required to fully secure the outstanding balance. Similarly, in the event the trust were terminated because of the Dodd-Frank Act, failure of Lincoln National Life Insurance Company to maintain a specified minimum claims paying rating would require the outstanding balance to be fully secured. As of March 31, 2011 both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations

The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $291 million as of March 31, 2011 are expected to be collected from more than 70 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2011, the Company’s recoverables related to these segments were net of a reserve of $8 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment

The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business and also purchased retrocessional coverage to reduce the risk of loss on these contracts. In December 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers’ compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers. See CIGNA’s 2010 Form 10-K for further details regarding this arrangement.

Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the caption Other assets, including other intangibles and the liability related to GMIB is recorded in the caption Accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets (see Notes 6 and 16 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $259 million as of March 31, 2011. Of this amount, approximately 78% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2011, the Company’s recoverables related to this segment were net of a reserve of $1 million.

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

Summary

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2011, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

CIGNA CORPORATION – Form 10-Q – 30

Back to Contents

Effects of reinsurance

In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	Three Months Ended March 31,
	2011	2010
Ceded premiums and fees
Individual life insurance and annuity business sold	$47	$46
Other	58	64
TOTAL	$105	$110
Reinsurance recoveries
Individual life insurance and annuity business sold	$65	$67
Other	47	44
TOTAL	$112	$111

NOTE 11  Pension and Other Postretirement Benefit Plans

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

For the three months ended March 31, 2011, the Company’s postretirement benefits liability decreased by $5 million pre-tax ($4 million after-tax) resulting in an increase in shareholders’ equity. This was primarily a result of net amortization of actuarial losses and prior service cost.

Pension and Other Postretirement Benefits

Components of net pension and net other postretirement benefit costs were as follows:

(In millions)	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost	$1	$-	$-	$-
Interest cost	57	59	5	5
Expected long-term return on plan assets	(65)	(63)	-	-
Amortization of:
Net (gain) loss from past experience	9	7	-	-
Prior service cost	-	-	(4)	(4)
NET PENSION COST	$2	$3	$1	$1

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the three months ended March 31, 2011, the Company contributed $141 million, of which $16 million was required and $125 million was voluntary. For the remainder of 2011, the Company expects to make additional contributions of $109 million.

CIGNA CORPORATION – Form 10-Q – 31

Back to Contents

NOTE 12  Debt

Short-term and long-term debt were as follows:

(In millions)	March 31, 2011	December 31, 2010
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	230	452
TOTAL SHORT-TERM DEBT	$330	$552
Long-term:
Uncollateralized debt:
5.375% Notes due 2017	$250	$250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	298	-
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	-
Other	29	30
TOTAL LONG-TERM DEBT	$2,883	$2,288

On March 7, 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million, net of discount, with an effective interest rate of 4.683% per year) and $300 million of 30-Year Notes due March 15, 2041 at a stated interest rate of 5.875% ($298 million, net of discount, with an effective interest rate of 6.008% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2011. The proceeds of this debt will be used for general corporate purposes, including the repayment of debt maturing in 2011.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable treasury rate plus 20 basis points (10-Year 4.5% Notes due 2021) or 25 basis points (30-Year 5.875% Notes due 2041).

CIGNA CORPORATION – Form 10-Q – 32

Back to Contents

NOTE 13  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended March 31, 2011
Net unrealized depreciation, securities:
Net unrealized appreciation on securities arising during the period	$15	$(5)	$10
Reclassification adjustment for (gains) included in shareholders’ net income	(24)	8	(16)
Net unrealized depreciation, securities	$(9)	$3	$(6)
Net unrealized depreciation, derivatives	$(8)	$3	$(5)
Net translation of foreign currencies	$60	$(8)	$52
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$(1)	$4
Three Months Ended March 31, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$127	$(42)	$85
Reclassification adjustment for (gains) included in shareholders’ net income	(19)	6	(13)
Net unrealized appreciation, securities	$108	$(36)	$72
Net unrealized appreciation, derivatives	$6	$(2)	$4
Net translation of foreign currencies	$6	$(2)	$4
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$3	$5	$8

NOTE 14  Income Taxes

A. Income Tax Expense

Except for its South Korea and Hong Kong operations, the Company accrues U.S. income taxes on the undistributed earnings of its foreign subsidiaries. The Company computes income taxes attributable to the South Korea and Hong Kong operations using the foreign jurisdiction tax rate, as compared to the higher U.S. statutory tax rate, based upon a determination that the prospective earnings of these operations would be permanently invested overseas. The Company is currently in the process of evaluating the permanent investment of foreign earnings for additional jurisdictions.

As a result, shareholders’ net income for the three months ended March 31, 2011 increased by $9 million, which included $6 million relative to South Korea and $3 million relative to Hong Kong. Shareholders’ net income for the three months ended March 31, 2010 increased by $14 million, which included $6 million related to the first quarter 2010 Hong Kong implementation and $8 million attributable to recording taxes for the South Korea and Hong Kong operations at the foreign jurisdiction’s tax rate. Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $63 million through March 31, 2011.

B. Unrecognized Tax Benefits

During the first quarter of 2011, the IRS completed its examination of the Company’s 2007 and 2008 consolidated federal income tax returns, resulting in an increase to shareholders’ net income of $24 million ($33 million reported in income tax expense, partially offset by a $9 million pre-tax charge). The increase in shareholders’ net income included a reduction in net unrecognized tax benefits of $11 million and a reduction of interest expense of $11 million (reported in income tax expense).

CIGNA CORPORATION – Form 10-Q – 33

Back to Contents

Gross unrecognized tax benefits declined for the three months ended March 31, 2011 by $79 million due primarily to the completion of the 2007 and 2008 IRS examinations. The effect of this change on shareholders’ net income was $11 million, resulting from completion of the IRS examination.

Within the next twelve months, it is at least reasonably possible there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters, including the tax litigation described below. Any changes are not expected to have a material impact on shareholder’s net income.

C. Other Tax Matters

One disputed matter remains unresolved related to the IRS examination of the 2003 and 2004 consolidated federal income tax returns and on June 4, 2009, the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process timing of the resolution of this matter is uncertain, though the Court has now set a trial date for mid-September 2011. This same issue also remains unresolved in the IRS examinations of the 2005 through 2008 consolidated federal income tax returns. Though the Company expects to prevail, unfavorable resolution of this litigation could result in a significant cash outlay and a charge to shareholders’ net income of up to $23 million, representing net interest on the cumulative incremental tax for all affected years. Since this dispute relates to the timing of recognition of tax deductions, in the event of an unfavorable resolution, the Company would expect to recover the cash outlay (except for interest) in future periods.

The Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income by $2 million for the three months ended March 31, 2011 and $5 million for the three months ended March 31, 2010. The Company will continue to evaluate guidance as issued relative to these provisions.

NOTE 15  Segment Information

The Company’s operating segments generally reflect groups of related products, except for the International segment which is generally based on geography. In accordance with GAAP, operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

(In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,719	$3,731
Disability and Life	688	690
International	706	534
Run-off Reinsurance	(34)	(38)
Other Operations	44	43
Corporate	(15)	(15)
TOTAL	$5,108	$4,945
Shareholders’ net income
Health Care	$247	$167
Disability and Life	82	70
International	77	72
Run-off Reinsurance	13	4
Other Operations	23	19
Corporate	(30)	(46)
Segment Earnings	412	286
Realized investment gains (losses), net of taxes	17	(3)
SHAREHOLDERS’ NET INCOME	$429	$283

CIGNA CORPORATION – Form 10-Q – 34

Back to Contents

Concentration of risk

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 30% of the segment’s revenues and 47% of the segment’s earnings for the three months ended March 31, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory, and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

NOTE 16  Contingencies and Other Matters

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2011, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of March 31, 2011. Approximately 73% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2011. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 6 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

Other Financial Guarantees

Guaranteed minimum income benefit (GMIB) contracts

The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect to annuitize the benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

In periods of declining equity markets or declining interest rates, the Company’s GMIB liabilities increase. Conversely, in periods of rising equity markets and rising interest rates, the Company’s liabilities for these benefits decrease.

The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, nonperformance risk, and risk and profit charges. See Note 6 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined and Note 8 for information on the Company’s dynamic equity and growth interest rate hedge programs for this business.

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

CIGNA CORPORATION – Form 10-Q – 35

Back to Contents

•

all annuitants lived to elect their benefit;

•

all annuitants elected to receive their benefit on the next available date (2011 through 2018); and

•

all underlying mutual fund investment values remained at the March 31, 2011 value of $1.3 billion with no future returns.

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

Certain other guarantees

The Company had indemnification obligations to lenders of up to $227 million as of March 31, 2011, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2011 through 2021. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2011.

As of March 31, 2011, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $12 million as of March 31, 2011.

As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At March 31, 2011, there were receivables recorded for paid claims due from third party reinsurers of less than $1 million and unpaid claims related to this business were estimated at $19 million.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of March 31, 2011, the aggregate maximum exposure under these guarantees was approximately $346 million and there were no liabilities required. There were no after-tax charges related to these guarantees for the three months ended March 31, 2011 and there were $1 million in charges for the same period in 2010. Through April 27, 2011, the exposure that existed at March 31, 2011 has been reduced by approximately 91% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 14% of ASO fees reported for the three months ended March 31, 2011 were at risk, with reimbursements estimated to be less than 1%.

The Company had indemnification obligations as of March 31, 2011 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2011.

CIGNA CORPORATION – Form 10-Q – 36

Back to Contents

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Regulatory and Industry Developments

Employee benefits regulation

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

Guaranty fund assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the three months ended March 31, 2011 and 2010, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. As of March 31, 2011, the regulator had petitioned the state court for liquidation and the Company believes it is likely that the state court will rule on insolvency for this insurer within the next nine months. If the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums. Based on current information available, which is subject to change, the Company has estimated that potential future assessments could decrease its future results of operations by up to $40 million after-tax. The ultimate amount and timing of any future charges for this potential insolvency will depend on several factors, including the declaration of insolvency and the amount of the potential insolvency, the basis, amount and timing of associated estimated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets. Cash payments, if any, by the Company’s insurance subsidiaries are likely to extend over several years. The Company will continue to monitor the outcome of the court’s deliberations and may record a liability and expense in a future reporting period.

CIGNA CORPORATION – Form 10-Q – 37

Back to Contents

Litigation and Other Legal Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of the business of administering and insuring employee benefit programs including payments to providers and benefit level disputes. Such legal matters include benefit claims, breach of contract claims, tort claims, disputes regarding reinsurance arrangements, employment related suits, employee benefit claims, wage and hour claims, and intellectual property and real estate related disputes. Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information can be found in Note 14. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.

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

In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest. Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, the Company and the plaintiffs filed separate petitions for a writ of certiorari to the United States Supreme Court. CIGNA’s petition was granted on June 28, 2010 and was argued on November 30, 2010. The United States Supreme Court held the plaintiffs’ petition for writ of certiorari and the Company expects it to be disposed of when an opinion is issued. The implementation of the judgment is currently stayed. The Company will continue to vigorously defend itself in this case. As of March 31, 2011, the Company is carrying a liability of $82 million pre-tax ($53 million after-tax), which principally reflects the Company’s best estimate of the liabilities related to the court order.

Ingenix

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

CIGNA CORPORATION – Form 10-Q – 38

Back to Contents

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

Karp gender discrimination litigation

On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit, captioned Bretta Karp on behalf of herself individually and others similarly situated v. CIGNA Healthcare, Inc., in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and parallel Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company denies the allegations asserted in the litigation and will vigorously defend itself in this case. Due to numerous uncertain and unpredictable factors presented in this case, including the merits of the case and the lack of any clear basis to determine the definition of a class of claimants, it is not possible to estimate a range of loss (if any) at this time.

CIGNA CORPORATION – Form 10-Q – 39

Back to Contents

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index
Introduction	40
Consolidated Results of Operations	44
Critical Accounting Estimates	47
Segment Reporting
Health Care	48
Disability and Life	51
International	53
Run-off Reinsurance	55
Other Operations	58
Corporate	59
Liquidity and Capital Resources	60
Investment Assets	65
Market Risk	69
Cautionary Statement	70

Introduction

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2011”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 70. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of March 31, 2011, compared with December 31, 2010, and its results of operations for the three months ended March 31, 2011 compared with the same period last year. This discussion should be read in conjunction with the MD&A included in the Company’s 2010 Form 10-K, to which the reader is directed for additional information.

CIGNA is a global health service organization with subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and in selected international markets, CIGNA offers supplemental health, life and accident insurance products, international health care coverage, expatriate benefits and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with GAAP. Certain reclassifications have been made to prior period amounts to conform to the presentation of 2011 amounts. See Note 1 to the Consolidated Financial Statements for additional information.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

CIGNA CORPORATION – Form 10-Q – 40

Back to Contents

Key Consolidated Financial Data

(Dollars in millions)	Three Months Ended March 31,
	2011	2010
Revenues	$5,413	$5,205
Medical membership (in thousands)(1)	12,532	11,952
Shareholders’ net income	$429	$283
Adjusted income from operations(2)	$375	$281
Cash flows from operating activities	$51	$394
Shareholders’ equity	$7,024	$5,801

(1) Includes medical members of the Company’s Health Care segment as well as the International health care business, including expatriate benefits.

(2) For a definition of adjusted income from operations, see the “Consolidated Results of Operations” section of this MD&A beginning on page 44.

Results of Operations

•

Revenues rose 4% in the first quarter of 2011, reflecting solid growth in the Company’s strategically targeted domestic and international markets in its ongoing health care, disability, expatriate benefits, and supplemental health, life and accident businesses. In addition, net investment income and realized investment results both improved. These increases were partially offset by the exit from certain non-strategic markets, primarily the Medicare Advantage Individual Private Fee For Service (“Medicare IPFFS”) business.

•

Medical membership increased 5% primarily reflecting the acquisition of Vanbreda, and growth in strategically targeted markets, partially offset by the exit from certain non-strategic markets, primarily Medicare IPFFS.

•

Shareholders’ net income increased, reflecting strong adjusted income from operations as discussed below as well as the effect of the completion of the 2007 and 2008 IRS examination, improved realized investment results and more favorable GMIB results.

•

Adjusted income from operations increased 33% in the first quarter of 2011, demonstrating the value of the Company’s diversified portfolio of businesses, continued focus and effective execution of the Company’s business strategy and continued low medical utilization.

•

Cash flows from operating activities declined, primarily reflecting higher pension contributions due to timing, higher payouts of incentive compensation and the run-off of the Medicare IPFFS business in the first quarter of 2011.

Liquidity and Financial Condition

During the first quarter of 2011, the Company entered into several transactions to strengthen liquidity and financial condition:

•

deployed $150 million of capital to its subsidiary, CIGNA Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses. See page 43 of this MD&A for additional discussion of this matter;

•

issued $600 million of new debt primarily to fund debt maturing in 2011;

•

contributed $141 million to the Company’s pension plans; and

•

repurchased 3.9 million shares of stock for $163 million.

Cash at the parent company as of March 31, 2011 was approximately $790 million. Shareholders’ equity increased substantially since the first quarter of 2010, reflecting strong earnings in 2010 and the first quarter of 2011 as well as a significant increase in unrealized appreciation on investments during 2010 primarily due to lower interest rates.

CIGNA CORPORATION – Form 10-Q – 41

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

For additional information on the Company’s business strategy, see the “Introduction” section of the Company’s MD&A on page 47 of its 2010 Form 10-K.

Run-off Operations

The Company’s run-off reinsurance operations have significant exposures, primarily for its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) products. As part of its strategy to effectively manage these exposures, the Company operates an equity hedge program to substantially reduce the impact of equity market movements on the liability for the GMDB business. In February 2011, the Company implemented a hedge designed to offset a portion of the equity market risk for GMIB contracts as well as hedges designed to offset a portion of the interest rate risk related to GMDB and GMIB. The Company actively monitors the performance of the hedging programs, and will continue to evaluate further adjustments to the hedging programs.

These products are also influenced by a range of economic and behavioral factors that were not hedged or only partially hedged as of March 31, 2011, including:

•

a portion of equity market risk for GMIB contracts;

•

a portion of interest rates risk;

•

future partial surrender elections for GMDB contracts;

•

annuity election rates for GMIB contracts;

•

annuitant and mortality lapse rates; and

•

the collection of amounts recoverable from retrocessionaires.

In order to manage these factors, the Company

•

actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted;

•

actively monitors the hedging programs and will continue to evaluate further adjustments to the hedging program;

•

performs regular audits of ceding companies to ensure compliance with agreements as well as to help maximize the collection of receivables from retrocessionaires; and

•

monitors the financial strength and credit standing of its retrocessionaires and establishes or collects collateral when warranted.

CIGNA CORPORATION – Form 10-Q – 42

Back to Contents

In addition, on January 1, 2011, the Company entered into an internal reinsurance arrangement whereby 100% of the Company’s GMDB and GMIB business was ceded from Connecticut General Life Insurance Company to CIGNA Arbor Life Insurance Company (Arbor), a Connecticut-domiciled company. While this reinsurance arrangement does not affect consolidated results of operations, financial condition, or liquidity of the Company, it

•

focuses the financial management of these businesses in Arbor; and

•

separates the impact of the run-off reinsurance business from the Company’s core operating subsidiaries.

In the first quarter of 2011, the Company contributed $150 million to Arbor. The Company believes that the resulting level of capital in Arbor is sufficient to cover potential adverse effects of reasonably likely market downturns on the GMDB and GMIB businesses.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act, including the Reconciliation Act of 2010, (“Health Care Reform”) was signed into law. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among others, provisions for mandatory coverage of benefits, a minimum medical loss ratio for insured business, eliminates lifetime and annual benefit limits and creates health insurance exchanges. The law contains numerous provisions certain of which became effective during 2010 and others that will take effect from 2011 to 2018. It is possible that the ultimate impact of Health Care Reform could have a material impact on the Company’s results of operations due to the provisions that have not yet become effective and uncertainty as to their interpretation. The Company is evaluating potential business opportunities resulting from Health Care Reform that will enable it to leverage the strengths and capabilities of its broad health and wellness portfolio.

On January 1, 2011, the minimum loss ratio became effective and will require payment of premium rebates beginning in 2012 to employers and customers covered under the Company’s comprehensive medical insurance if certain annual minimum medical loss ratios are not met. At the close of each quarter, the Company records its rebate accrual based on year-to-date estimated medical loss ratios calculated as prescribed by Health Care Reform using year-to-date premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance. Since this accrual reflects the amount of rebate that would be payable based on year-to-date estimated medical loss ratios, the amount of rebate will fluctuate as actual claim experience develops each calendar quarter. For the three months ended March 31, 2011, the Company accrued an estimated after-tax rebate of $10 million.

Health Care Reform also changes certain tax laws which will affect the Company’s 2011 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments earned after 2009. The Company recorded after-tax charges of approximately $2 million for the three months ended March 31, 2011 related to these changes. The Company will continue to evaluate the impact of these tax laws as further guidance is made available.

During the first quarter of 2011, the Company incurred total after-tax costs of approximately $6 million related to Health Care Reform comprised of:

•

$2 million of additional income tax related to the impact of the tax law changes as described in the previous paragraph, and

•

$4 million of after-tax costs related to building the infrastructure necessary to comply with the provisions of Health Care Reform that became effective in 2011. These costs represent the estimated cost of internal staff redeployed to work on Health Care Reform initiatives. The Company expects to spend an additional $16 million after-tax for the remainder of 2011 related to Health Care Reform initiatives.

Health Care Reform will require the assessment of fees and excise taxes on health services companies such as CIGNA and others in the health care industry to help fund the additional insurance benefits and coverages provided by this legislation. The amount that the Company will be required to pay for these fees and excise taxes starting in 2013 and 2014, will result in charges to the Company’s financial statements in future periods. In addition, since these fees and excise taxes will generally not be tax deductible, the Company’s effective tax rate is expected to increase in future periods. However, the Company is unable to estimate the amount of these fees and excise taxes or the increase in the effective tax rate because guidance for the calculation has not been finalized.

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

CIGNA CORPORATION – Form 10-Q – 43

Back to Contents

Consolidated Results of Operations

The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ net income (loss) before after-tax realized investment results. Adjusted income from operations is defined as consolidated segment earnings (loss) excluding special items (defined below) and the results of the GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders’ net income.

Summarized below is a reconciliation between shareholders’ net income and adjusted income from operations.

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$4,733	$4,543
Net investment income	279	266
Mail order pharmacy revenues	339	348
Other revenues	36	54
Total realized investment gains (losses)	26	(6)
Total revenues	5,413	5,205
Benefits and expenses	4,813	4,783
Income before taxes	600	422
Income taxes	170	138
Net Income	430	284
Less: Net income attributable to noncontrolling interest	1	1
Shareholders’ net income	429	283
Less: realized investment gains (losses), net of taxes	17	(3)
Segment earnings	412	286
Less adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	13	5
Special item (after-tax):
Completion of IRS Examination (See Note 14 to the Consolidated Financial Statements)	24	-
Adjusted income from operations	$375	$281

Summarized below is adjusted income from operations by segment:

(In millions)	Three Months Ended March 31,
	2011	2010
Adjusted Income (Loss) From Operations
Health Care	$246	$167
Disability and Life	77	70
International	77	72
Run-off Reinsurance	-	(1)
Other Operations	19	19
Corporate	(44)	(46)
TOTAL	$375	$281

CIGNA CORPORATION – Form 10-Q – 44

Back to Contents

Overview of March 31, 2011 Consolidated Results of Operations

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Shareholders’ net income increased for the three months ended March 31, 2011 compared with the same period in 2010 due to higher adjusted income from operations as explained further below as well as the impact of the settlement of the 2007 and 2008 IRS audit, favorable realized investment results and higher GMIB income. See the Run-off Reinsurance section of this MD&A beginning on page 55 for further discussion about the GMIB businesses.

Adjusted income from operations increased 33% for the three months ended March 31, 2011 compared to the same period in 2010, due to improved results in each of its three ongoing businesses, primarily Health Care, reflecting the solid business growth in strategically targeted markets and favorable medical utilization. See the individual segment sections of this MD&A for further discussion.

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

The special item for the three months ended March 31, 2011 resulted from the completion of the 2007 and 2008 IRS examinations. See Note 14 to the Consolidated Financial Statements for additional information. There were no special items for the three months ended March 31, 2010.

The Company also excludes the results of the GMIB business, including the results of the related hedges starting in 2011, from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable. See the Critical Accounting Estimates section of the MD&A beginning on page 57 of the Company’s 2010 Form 10-K for more information on the effect of capital market assumption changes on shareholders’ net income. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

Outlook for 2011

The Company expects 2011 consolidated adjusted income from operations to be higher than 2010. This outlook includes an assumption that GMDB (also known as “VADBe”) results will be approximately break-even for 2011, which assumes that actual experience, including capital market performance, will be consistent with long-term reserve assumptions. See Note 5 to the Consolidated Financial Statements as well as the 2010 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 57 for more information on the potential effect of capital market and other assumption changes on shareholders’ net income.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2011, however they may include potential adjustments associated with litigation, tax and assessment-related matters.

The Company’s outlook for 2011 is subject to the factors cited above and in the Cautionary Statement beginning on page 70 of this Form 10-Q and the sensitivities discussed in the 2010 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 57. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 4% for the three months ended March 31, 2011, compared with the same period in 2010. Changes in the components of total revenue are described more fully below.

CIGNA CORPORATION – Form 10-Q – 45

Back to Contents

Premiums and Fees

Premiums and fees increased 4% for the three months ended March 31, 2011, compared with the same period in 2010, primarily reflecting membership growth in the Health Care and International segments partially offset by the Company’s exit from the Medicare IPFFS business. Excluding this business that the Company exited in 2011, premiums and fees increased by 9% for the three months ended March 31, 2011.

Net Investment Income

Net investment income increased 5% for the three months ended March 31, 2011, compared with the same period in 2010, primarily reflecting the absence of losses from real estate investments and higher investment assets, partially offset by lower yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues decreased by 3% for the three months ended March 31, 2011, compared with the same period in 2010, primarily reflecting a decline in volume, partially offset by price increases.

Other Revenues

Other revenues included pre-tax losses of $44 million for the three months ended March 31, 2011 from futures contracts used in the GMDB equity hedge program (see Note 8 to the Consolidated Financial Statements), compared with losses of $45 million for the three months ended March 31, 2010. There were less than $1 million of losses recorded in the first quarter for the GMIB equity hedge program that began in February 2011. Other revenues in 2011 also include gains of $5 million on LIBOR swap and treasury futures contracts associated with the GMDB and GMIB growth interest rate hedge programs. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss. Excluding the impact of these swaps and futures contracts, other revenues declined 24% for the three months ended March 31, 2011 compared with the same periods in 2010, primarily reflecting the absence of revenue in 2011 from the workers’ compensation and case management business, which was sold in the fourth quarter of 2010.

Realized Investment Results

Realized investment results improved for the three months ended March 31, 2011, compared with the same period in 2010 primarily due to the absence of impairments in first quarter 2011, compared with after-tax impairments of $17 million in the first quarter of 2010.

See Note 7 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – Form 10-Q – 46

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

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2010 Form 10-K beginning on page 57 and are as follows:

•

future policy benefits – guaranteed minimum death benefits;

•

Health Care medical claims payable;

•

accounts payable, accrued expenses and other liabilities, and other assets – guaranteed minimum income benefits;

•

reinsurance recoverables for Run-off Reinsurance;

•

accounts payable, accrued expenses and other liabilities – pension liabilities;

•

investments – fixed maturities; and

•

investments – commercial mortgage loans – valuation reserves.

The Company regularly evaluates items which may impact critical accounting estimates. As of March 31, 2011, there are no significant changes to the critical accounting estimates from what was reported in the 2010 Form 10-K.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses. “Adjusted income from operations” for each segment is defined as segment earnings excluding special items and the results of the Company’s GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the segment and permits analysis of trends. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is segment earnings. Each segment provides a reconciliation between segment earnings and adjusted income from operations.

CIGNA CORPORATION – Form 10-Q – 47

Back to Contents

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

•

operating expense as a percentage of segment revenues (operating expense ratio); and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.

Results of Operations

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$3,311	$3,319
Net investment income	67	54
Mail order pharmacy revenues	339	348
Other revenues	69	64
Segment revenues (1)	3,786	3,785
Mail order pharmacy cost of goods sold	276	285
Benefits and other expenses	3,126	3,240
Benefits and expenses	3,402	3,525
Income before taxes	384	260
Income taxes	137	93
Segment earnings	247	167
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	1	-
Adjusted income from operations	$246	$167
Realized investment gains (losses), net of taxes	$10	$(3)

(1) Segment revenues for the three months ended March 31, 2010 included $202 million related to the Medicare IPFFS business, that the company exited effective January 1, 2011.

Segment earnings for the Health Care segment increased 48%, reflecting significantly higher adjusted income from operations as explained below.

CIGNA CORPORATION – Form 10-Q – 48

Back to Contents

The Health Care segment’s adjusted income from operations for the three months ended March 31, 2011 increased by 47%, compared with the same period in 2010 reflecting:

•

growth in premium and fees of 6%, excluding the impact of exiting the Medicare IPFFS business, primarily due to increased membership in the guaranteed cost business, particularly in the targeted market segments: Middle, Select and Individual, as well as growth in specialty revenues;

•

a lower guaranteed cost medical care ratio driven by continued low utilization levels for medical services, as well as favorable prior year development, partially offset by the estimated cost of premium rebates calculated under the minimum medical loss ratio requirements of Health Care Reform;

•

higher investment income from real estate partnerships and increased average asset levels driven by membership growth; and

•

solid management of medical operating expenses offset by an increase in other operating expenses, reflecting higher premium taxes and commissions due to membership growth and costs related to strategic investments to expand market capabilities.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	Three Months Ended March 31,
	2011	2010
Medical:
Guaranteed cost (1),(2)	$1,057	$928
Experience-rated(2),(3)	474	483
Stop loss	349	321
Dental	221	200
Medicare	125	362
Medicare Part D	196	170
Other (4)	142	138
Total medical	2,564	2,602
Life and other non-medical	20	33
Total premiums	2,584	2,635
Fees(2),(5)	727	684
TOTAL PREMIUMS AND FEES	$3,311	$3,319

(1) Includes guaranteed cost premiums primarily associated with open access, commercial HMO and voluntary/limited benefits, as well as other risk-related products.

(2) Premiums and/or fees associated with certain specialty products are also included.

(3) Includes minimum premium business that has a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(4) Other medical premiums include risk revenue for specialty products.

(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members, as well as fees related to Medicare Part D of $12 million for the three months March 31, 2011 and $10 million for the three months ended March 31, 2010.

Premiums and fees were up 6% for the three months ended March 31, 2011 compared with the same period of 2010, excluding the impact of exiting the Medicare IPFFS business, primarily reflecting membership growth in the guaranteed cost business driven by strong retention and sales in targeted market segments as noted above. Higher penetration of specialty products, as well as increased membership and rates, drove the increase in fees. These increases reflect the Company’s success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income increased by 24% for the three months ended March 31, 2011 compared with the same periods of 2010 reflecting higher real estate partnership results and increased average asset levels driven by membership growth.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

CIGNA CORPORATION – Form 10-Q – 49

Back to Contents

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	Three Months Ended March 31,
	2011	2010
Medical claims expense	$2,077	$2,209
Other benefit expenses	24	28
Mail order pharmacy cost of goods sold	276	285
Operating expenses:
Medical operating expenses	673	678
Other operating expenses (ex. Medicare IPFFS)	352	301
Operating expenses (ex. Medicare IPFFS)	1,025	979
Other operating expenses - Medicare IPFFS	-	24
Total operating expenses	1,025	1,003
TOTAL BENEFITS AND EXPENSES	$3,402	$3,525

Medical claims expense increased by 3% for the three months ended March 31, 2011 compared with the same period in 2010, excluding the impact of exiting the Medicare IPFFS business, largely due to growth in the guaranteed cost book and medical cost inflation, tempered by continued low utilization in commercial risk businesses.

Operating expenses increased 2% for the three months ended March 31, 2011 compared to the same period in 2010, and increased 5% after adjusting for the impact of exiting the Medicare IPFFS business, reflecting higher premium taxes and commissions due to membership growth in the guaranteed cost business, as well as strategic investments to expand market capabilities. The operating expense ratio increased from 26.5% to 27.1% for March 31, 2011 when compared to the same period in 2010. Excluding the impact of exiting the Medicare IPFFS business, the operating expense ratio improved from 27.3% to 27.1% driven, in part, by revenue growth and a reduction of medical operating expenses.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable is essentially flat for the three months ended March 31, 2011. This reflects the run-out of the Medicare IPFFS business, which the Company exited in 2011, and is mostly offset by the seasonal buildup of Stop Loss reserves. (See Note 4 to the Consolidated Financial Statements for additional information).

Medical Membership

A medical member reported within the Health Care segment (excluding members in the International and Disability and Life segments) is defined as a person meeting any one of the following criteria:

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company’s provider network for covered services under their medical plan;

•

has medical claims that are administered by the Company; or

•

is covered under an insurance policy that is (i) marketed by the Company, and (ii) for which the Company assumes reinsurance of at least 50%.

CIGNA CORPORATION – Form 10-Q – 50

Back to Contents

As of March 31, estimated medical membership was as follows:

(In thousands)	2011	2010
Guaranteed cost (1)	1,178	1,083
Experience-rated (2)	791	811
Total commercial risk	1,969	1,894
Medicare	44	145
Total risk	2,013	2,039
Service	9,409	9,314
TOTAL MEDICAL MEMBERSHIP	11,422	11,353

(1) Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2) Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical membership as of March 31, 2011 increased 1.4% when compared with March 31, 2010, excluding the impact of exiting the Medicare IPFFS business, primarily reflecting new business sales and improved persistency in the guaranteed cost businesses.

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

Results of Operations

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$688	$661
Net investment income	65	64
Other revenues	-	29
Segment revenues	753	754
Benefits and expenses	647	656
Income before taxes	106	98
Income taxes	24	28
Segment earnings	82	70
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	5	-
Adjusted income from operations	$77	$70
Realized investment gains, net of taxes	$5	$1

CIGNA CORPORATION – Form 10-Q – 51

Back to Contents

Segment earnings increased 17%, reflecting improved adjusted income from operations (see below) as well as the effect of the special item related to the completion of the 2007 and 2008 IRS examinations.

Segment adjusted income from operations for the three months ended March 31, 2011 increased compared with the same period in 2010, primarily reflecting favorable life and accident claims experience and continued strong disability claims management partially offset by a higher operating expense ratio. Results in 2011 include the $6 million after-tax favorable effect of reserve studies as compared with the $10 million after-tax favorable impact of reserve studies in 2010.

Revenues

Premiums and fees: Excluding the impact of the Company’s exit from two large, low-margin assumed government life insurance programs, premiums and fees increased 5% for the three months ended March 31, 2011 compared with the same period of 2010 reflecting disability and life sales growth and continued solid persistency.

Net investment income increased 2% for the three months ended March 31, 2011 compared with the same period of 2010 due to higher average invested assets.

Other revenues: The absence of other revenues for the three months ended March 31, 2011 reflects the sale of the workers compensation case management business which was completed during the fourth quarter of 2010.

Benefits and Expenses

Benefits and expenses for the three months ended March 31, 2011 decreased by 1% as compared with the same period of 2010, reflecting the absence of operating expenses associated with the sold workers compensation case management business. Excluding the impact of the sale, benefits and expenses increased by 3% as a result of disability and life business growth and a higher operating expense ratio, partially offset by more favorable life and accident claims experience. The higher operating expense ratio reflects strategic information technology investments. The more favorable life claims experience reflects lower mortality. The more favorable accident claims experience reflects lower claim sizes and counts.

CIGNA CORPORATION – Form 10-Q – 52

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

•

operating expense as a percentage of revenue (expense ratio); and

•

impact of foreign currency movements.

Results of Operations

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$698	$527
Net investment income	23	19
Other revenues	8	7
Segment revenues	729	553
Benefits and expenses	621	459
Income before taxes	108	94
Income taxes	30	21
Income attributable to noncontrolling interest	1	1
Segment earnings	77	72
Adjusted income from operations	$77	$72
Impact of foreign currency movements on current period segment earnings	$1
Impact of permanent investment of overseas earnings:
Implementation effect	$-	$5
Effect of recording taxes at the tax rates of respective foreign jurisdictions	8	8
Total	$8	$13
Realized investment gains, net of taxes	$-	$2

CIGNA CORPORATION – Form 10-Q – 53

Back to Contents

Excluding the impact of the tax adjustments discussed below and foreign currency movements (presented in the table above), the International segment’s adjusted income from operations (and segment earnings) increased 15% for the three months ended March 31, 2011 compared with the same period last year. The increase for the three months ended March 31, 2011, was primarily due to revenue growth, including the aquisition of Vanbreda International, higher persistency in the supplemental health, life and accident business, particularly in South Korea, as well as earnings from Vanbreda International, included in the expatriate employee benefits business, and higher net investment income, partially offset by higher loss ratios in both the expatriate employee benefits and supplemental health, life and accident businesses.

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

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $686 million for the first quarter of 2011, compared with reported premiums of $527 million for the first quarter of 2010, an increase of 30%. This increase is primarily attributable to higher membership from new sales and the acquisition of Vanbreda International in the expatriate employee benefits business and new sales growth in the supplemental health, life and accident business, particularly in South Korea and Taiwan.

Net investment income increased by 21% for the three months ended March 31, 2011, compared with the same period last year. The increase was primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $610 million for the first quarter of 2011, compared with reported benefits and expenses of $459 million for the first quarter of 2010, an increase of 33%. This increase was primarily due to business growth, the acquisition of Vanbreda International and higher loss ratios in both the expatriate employee benefits and supplemental health, life and accident businesses.

Loss ratios increased for the three months ended March 31, 2011 in the expatriate benefits business and the supplemental health, life and accident insurance business compared to the same period last year reflecting less favorable claims experience.

Policy acquisition expenses increased for the three months ended March 31, 2011, reflecting business growth and foreign currency movements.

Expense ratios increased for the three months ended March 31, 2011, compared to the same period last year. The increase reflects the higher expense ratios associated with the service nature of the Vanbreda International business.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 30% of the segment’s revenues and 47% of the segment’s earnings for the three months ended March 31, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

CIGNA CORPORATION – Form 10-Q – 54

Back to Contents

Run-off Reinsurance Segment

Segment Description

The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of guaranteed minimum death benefit (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefit (“GMIB”) products. In December 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring the ongoing administration of this business to the reinsurer. See Note 3 to the Consolidated Financial Statements included in the Company’s 2010 Form 10-K for further information regarding this transaction. Segment results prior to this transaction also included results from its workers’ compensation and personal accident reinsurance business.

The determination of liabilities for GMDB and GMIB requires the Company to make assumptions and critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 5 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 6 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 57 of the Company’s 2010 Form 10-K.

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable.

Results of Operations

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$6	$8
Net investment income	24	28
Other revenues	(40)	(46)
Segment revenues	(10)	(10)
Benefits and expenses	(30)	(17)
Income before income taxes	20	7
Income taxes	7	3
Segment earnings	13	4
Less: results of GMIB business	13	5
Adjusted (loss) from operations	$-	$(1)
Realized investment (losses), net of taxes	$-	$(1)

Segment results for the three months ended March 31, 2011 reflect a larger gain for the GMIB business (presented in the table above) compared to the same period last year.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

CIGNA CORPORATION – Form 10-Q – 55

Back to Contents

Other Revenues

Other revenues included pre-tax losses of $44 million for the three months ended March 31, 2011 from futures contracts used in the GMDB equity hedge program (see Note 5 to the Consolidated Financial Statements), compared with losses of $45 million for the three months ended March 31, 2010. There were less than $1 million of losses recorded in the first quarter for the GMIB equity hedge program. Other revenues in 2011 also include gains on LIBOR swap and treasury futures contracts associated with the GMDB and GMIB growth interest rate hedge programs of $5 million. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss. The Company held futures contract positions related to the equity programs with a notional amount of $839 million, and LIBOR swaps and treasury futures related to the growth interest rate hedge programs with a notional amount of $285 million at March 31, 2011.

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	Three Months Ended March 31,
	2011	2010
GMIB fair value (gain)	$(16)	$(4)
Other benefits and expenses	(14)	(13)
BENEFITS AND EXPENSES	$(30)	$(17)

GMIB fair value gain. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 6 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.

GMIB fair value gains of $16 million for the three months ended March 31, 2011 were primarily due to increases in interest rates as well as increases in underlying account values in the period, driven by favorable equity market returns, partially offset by updates to the risk and profit charge estimate.

GMIB fair value gains of $4 million and for the three months ended March 31, 2010, were primarily due to increases in underlying account values due to favorable equity market and bond fund returns, partially offset by generally lower interest rates.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB (“GMIB growth interest rate program”) using LIBOR swap contracts and exchange-traded treasury futures contracts. The hedge programs are designed to partially offset both positive and negative changes in equity markets and interest rates related to GMIB. The results of the swaps and futures contracts are included in other revenue and provide a partial offset to the GMIB fair value gains and losses discussed above. For the three months ended March 31, 2011, other revenue included a $1 million gain related to the GMIB growth interest rate hedge program. There were less than $1 million of losses recorded in the first quarter of 2011 related to the GMIB equity hedge program.

The GMIB liabilities and related assets are calculated using a complex internal model and assumptions from the viewpoint of a hypothetical market participant. This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because market-observable interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant. The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected. Management does not believe that current market-observable interest rates reflect (i) actual growth expected for the underlying mutual funds over that timeframe, or (ii) the interest rates expected to be achieved from the invested assets supporting the block, and therefore believes that the recorded liability and related asset do not represent what management believes will ultimately be required as this business runs off.

CIGNA CORPORATION – Form 10-Q – 56

Back to Contents

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

Other Benefits and Expenses. Other benefits and expenses are comprised of the following:

(In millions)	Three Months Ended March 31,
	2011	2010
Results of GMDB equity and interest rate hedging programs	$(40)	$(45)
Other GMDB, primarily accretion of discount	20	22
GMDB benefits expense (income)	(20)	(23)
Other including operating expenses	6	10
Other benefits and expenses	$(14)	$(13)

Equity market movements. The reduction in benefits expense in 2011 and 2010 reflects favorable equity market performance. As explained in Other revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures contracts used to hedge equity market performance.

See Note 5 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Other, including operating expenses. The decrease is due to lower expenses following the reinsurance of the workers’ compensation and personal accident business to Enstar Group Limited on December 31, 2010.

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

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2011, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

CIGNA CORPORATION – Form 10-Q – 57

Back to Contents

Other Operations Segment

Segment Description

Other Operations consist of:

•

corporate–owned life insurance (“COLI”);

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Results of Operations

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Premiums and fees	$30	$28
Net investment income	99	101
Other revenues	14	15
Segment revenues	143	144
Benefits and expenses	123	115
Income before taxes	20	29
Income taxes	(3)	10
Segment earnings	23	19
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	4	-
Adjusted income from operations	$19	$19
Realized investment gains (losses), net of taxes	$2	$(2)

Segment earnings increased for the three months ended March 31, 2011 compared with the same period in 2010, reflecting a $4 million increase to earnings due to the completion of the Company’s 2007 and 2008 IRS examination.

Adjusted income from operations for Other Operations was flat for the three months ended March 31, 2011 compared with the same period in 2010, primarily reflecting lower earnings from the continued decline in deferred gain amortization associated with the sold businesses, offset by slightly improved COLI earnings.

Revenues

Net investment income. Net investment income decreased 2% for the three months ended March 31, 2011, compared with the same period in 2010, primarily reflecting lower yields.

Other revenues. Other revenues decreased 7% for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 10 to the Consolidated Financial Statements.

Benefits and Expenses

Benefits and expenses. Benefits and expenses increased 7% for the three months ended March 31, 2011, compared with the same period in 2010, primarily due to a charge to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement.

CIGNA CORPORATION – Form 10-Q – 58

Back to Contents

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

Financial Summary (In millions)	Three Months Ended March 31,
	2011	2010
Segment loss	$(30)	$(46)
Less special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	14	-
ADJUSTED LOSS FROM OPERATIONS	$(44)	$(46)

Segment loss for Corporate was significantly lower, primarily reflecting the tax benefit resulting from the completion of the IRS examination which is reported as a special item.

Corporate’s adjusted loss from operations was lower for the three months ended March 31, 2011 compared with the same period in 2010 primarily reflecting:

•

lower pension expense driven by a higher 2010 year end asset base; and

•

decrease in tax expense related to Healthcare Reform. See Note 14 for additional information.

CIGNA CORPORATION – Form 10-Q – 59

Back to Contents

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

•

borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2011	2010
Operating activities	$51	$394
Investing activities	$(316)	$(123)
Financing activities	$305	$107

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

CIGNA CORPORATION – Form 10-Q – 60

Back to Contents

2011:

Operating activities

For the three months ended March 31, 2011, cash flows from operating activities were less than net income by $379 million. Net income contains certain after-tax income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value gain of $16 million;

•

net pre-tax charges related to special items of $9 million;

•

tax benefits related to the resolution of federal tax matters of $33 million;

•

depreciation and amortization charges of $83 million; and

•

realized investment gains of $26 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $396 million. Excluding cash outflows of $44 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $352 million. This result primarily reflects pension contributions of $141 million, the annual payment of management incentive compensation in the first quarter and significant claim run-out from the Medicare IPFFS business, which the Company exited in 2011.

Cash flows from operating activities decreased by $343 million compared with the three months ended March 31, 2010. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $344 million. This decrease primarily reflects higher contributions to the qualified domestic pension plan ($141 million for the three months ended March 31, 2011, compared with $55 million for the three months ended March 31, 2010), as well as higher management compensation and income tax payments. In addition, the decline reflects unfavorable operating cash flows in the Medicare IPFFS business for the three months ended March 31, 2011 due to significant claim run-out in 2011 compared to significant favorable operating cash flows reflecting significant growth in this business in 2010. Operating cash flows were favorably affected in the first quarter of 2010 because paid claims on this business growth in 2010 lagged premium collections.

Investing activities

Cash used in investing activities was $316 million. This use of cash consisted primarily of net purchases of investments of $231 million and net purchases of property and equipment of $73 million.

Financing activities

Cash provided from financing activities consisted primarily of net proceeds from the issuance of long-term debt of $591 million, changes in cash overdraft position of $6 million, proceeds from issuances of common stock from employee benefit plans of $66 million and net deposits to contractholder deposit funds of $18 million. These inflows were partially offset by the repayment of debt of $224 million and cash used for common stock repurchases of $152 million.

2010:

Operating activities

For the three months ended March 31, 2010, cash flows from operating activities were higher than net income by $110 million. Net income contains certain after-tax income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value gain of $4 million;

•

depreciation and amortization charges of $61 million; and

•

realized investment losses of $6 million.

Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $47 million. Excluding cash outflows of $45 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, cash flows from operating activities were higher than net income by $92 million. This result primarily reflects premium growth in the Health Care segment’s risk businesses due to significant new business in 2010. Since paid claims on new business tend to lag premium collections, cash flow from operating activities was favorably affected by this new business. In addition, the Company was not required to make a federal tax payment in the first quarter. These favorable effects were partially offset by the annual payment of management incentive compensation in the first quarter.

CIGNA CORPORATION – Form 10-Q – 61

Back to Contents

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

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	Three Months Ended March 31,
	2011	2010
Interest expense	$44	$43

The increase in interest expense for the three months ended March 31, 2011 was primarily due to higher long-term debt outstanding in 2011, resulting from the issuance of debt in March, 2011, and May, 2010 used for general corporate purposes.

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

Sources of Capital

On March 7, 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million, net of discount, with an effective interest rate of 4.683% per year) and $300 million of 30-Year Notes due March 15, 2041 at a stated interest rate of 5.875% ($298 million, net of discount, with an effective interest rate of 6.008% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2011. The proceeds of this debt were used for general corporate purposes, including the repayment of debt maturing in 2011.

CIGNA CORPORATION – Form 10-Q – 62

Back to Contents

Uses of Capital

For the three months ended March 31, 2011, the Company’s uses of capital included the following.

Pension funding. The Company contributed $141 million to the pension plans, of which $16 million was required and $125 million was voluntary.

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

Through May 5, 2011, the Company repurchased 4.9 million shares for approximately $207 million. The total remaining share repurchase authorization as of May 5, 2011 was $541 million.

Liquidity and Capital Resources Outlook

At March 31, 2011, there was $790 million in cash and short-term investments available at the parent company level. For the remainder of 2011, the parent company’s cash requirements include scheduled interest payments of approximately $155 million on long-term debt (including current maturities) of $3.1 billion outstanding at March 31, 2011. In addition, $100 million of commercial paper will mature over the next three months and scheduled long-term debt repayments of $226 million are due in October of 2011. The Company expects to make additional contributions to the pension plan of $109 million for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

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

•

a substantial increase in funding is required for the Company’s hedge programs in the run-off reinsurance operations; or

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of March 31, 2011, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.75 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $1.25 billion to be used for letters of credit. As of March 31, 2011, there were two letters totaling $82 million issued out of the credit facility. As of March 31, 2011, the Company had an additional $1.7 billion of borrowing capacity under the credit facility.

CIGNA CORPORATION – Form 10-Q – 63

Back to Contents

The Company is currently engaged in a dispute with the IRS relative to a federal income tax matter (see Note 14). Although the Company expects to prevail in this matter, an unfavorable tax court decision could result in a significant cash outlay. Due to the nature of this dispute the amount of any potential IRS payment cannot be reasonably estimated. The Company would fund this cash outlay using the various sources of cash as discussed above. Since this dispute relates to the timing of recognition of tax deductions, in the event of an unfavorable resolution, the Company would expect to recover the cash outlay (except interest) in future periods.

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

Contractual obligations. The Company has updated its contractual obligations previously provided on page 86 of the Company’s 2010 Form 10-K for Long-term debt, due to the issuance of new debt on March 7, 2011. See Note 12 to the Consolidated Financial Statements for additional information.

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
On-Balance Sheet:
Long-term debt	$5,645	$161	$354	$375	$4,755

CIGNA CORPORATION – Form 10-Q – 64

Back to Contents

Investment Assets

The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 6, 7, 8, 9 and 13 to the Consolidated Financial Statements. More detailed information about the fixed maturities portfolios by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 7 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.

As of March 31, 2011, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2010. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of March 31, 2011. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

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

The net appreciation of the Company’s fixed maturity portfolio decreased approximately $70 million in the three months ended March 31, 2011 driven by an increase in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $78 million as of March 31, 2011. See Note 7 to the Consolidated Financial Statements for further information.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $32 million. The Company focuses on the underlying issuer’s credit quality with 97% rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year. As of March 31, 2011, approximately 63% or $1,530 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of March 31, 2011 were as follows:

(In millions)	Quality Rating	As of March 31, 2011
		Fair Value
		With Guarantee	Without Guarantee
State and local governments	Aaa	$104	$104
	Aa1-Aa3	1,171	1,124
	A1-A3	214	259
	Baa1-Baa3	41	43
TOTAL STATE AND LOCAL GOVERNMENTS		$1,530	$1,530

The Company also invests in high quality foreign government obligations, with an average quality rating of AA- as of March 31, 2011. The diversification of these investments was consistent with the geographic distribution of the international business operations.

As of March 31, 2011, the Company’s investments in other asset and mortgage-backed securities totaling $932 million included $475 million of investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

CIGNA CORPORATION – Form 10-Q – 65

Back to Contents

As of March 31, 2011, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of March 31, 2011 were:

(In millions) Guarantor	As of March 31, 2011 Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,210
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	586
AMBAC	172
Financial Guaranty Insurance Co.	37
TOTAL	$2,005

AMBAC filed for bankruptcy during the fourth quarter of 2010. However, the Company does not expect this action to materially impact valuations of guaranteed securities given the high quality of underlying issuer credit without this guaranteed support.

Commercial Mortgage Loans

The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, debt service coverage, which is the ratio of the estimated cash flows from the property to the required loan payments (principal and interest), is an important underwriting consideration. The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

The Company completed its annual in depth review of its commercial mortgage loan portfolio in July, 2010. This review included an analysis of each property’s year-end 2009 financial statements, rent rolls, operating plans and budgets for 2010, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, along with updates for portfolio activity subsequent to the review, as of March 31, 2011 both the portfolio’s average loan-to-value ratio of 74% and debt service coverage ratio of 1.38 were unchanged from December 31, 2010.

Commercial real estate capital markets and fundamental performance for well leased, quality commercial real estate located in strong institutional investment markets continue to show improvement. The vast majority of properties securing the mortgages in CIGNA’s mortgage portfolio reflect these market improvements. While commercial real estate capital markets and fundamentals continued to improve, a sustained recovery will be dependent on continued improvement in local markets and the broader national economy.

The following table reflects the commercial mortgage loan portfolio as of March 31, 2011 summarized by loan-to-value ratio based on the annual loan review completed in July, 2010.

Loan-to-Value Distribution
Loan-to-Value Ratios (In millions)	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$219	$140	$359	11%
50% to 59%	459	33	492	14%
60% to 69%	618	47	665	20%
70% to 79%	421	29	450	13%
80% to 89%	642	33	675	20%
90% to 99%	527	27	554	16%
100% or above	207	-	207	6%
TOTALS	$3,093	$309	$3,402	100%

CIGNA CORPORATION – Form 10-Q – 66

Back to Contents

As summarized above, $309 million or 9% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $276 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

There are seven loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $17 million. Five of these loans have current debt service coverage of 1.0 or greater and two with debt service coverage below 1.0 have other mitigating factors, including significant borrower commitment. The mortgage portfolio contains approximately 170 loans, and all but four loans totaling $85 million, continue to perform under their contractual terms with the actual aggregate default rate at 2.5%. The Company has $537 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as required. While considered unlikely, if property values were to decrease 10% from those levels estimated during the annual in-depth loan review, approximately 18% of the portfolio’s carrying values would exceed the fair values of their underlying properties by approximately $80 million.

Other Long-term Investments

The Company’s other long-term investments include $755 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Because these investments have a subordinate position in the capital structure, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 65 separate partnerships, and approximately 40 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 5% of the Company’s securities and real estate partnership portfolio. Although the total fair values of these investments exceeded their carrying values as of March 31, 2011, the fair value of the Company’s ownership interest in certain funds (those carried at cost) was less than its carrying value by $51 million. These investment values improved during the past year, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the remaining lives of the funds. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

Problem and Potential Problem Investments

“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by the Company for modification of interest rate, principal payment or maturity date. “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:

•

request from the borrower for restructuring;

•

principal or interest payments past due by more than 30 but fewer than 60 days;

•

downgrade in credit rating;

•

collateral losses on asset-backed securities; and

•

for commercial mortgages, deterioration of debt service coverage below 1.0 or estimated loan-to-value ratios increasing to 100% or more.

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2011 or 2010.

CIGNA CORPORATION – Form 10-Q – 67

Back to Contents

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	March 31, 2011			December 31, 2010
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$86	$(39)	$47	$86	$(39)	$47
Problem commercial mortgage loans	96	(11)	85	90	(4)	86
Foreclosed real estate	59	-	59	59	-	59
TOTAL PROBLEM INVESTMENTS	$241	$(50)	$191	$235	$(43)	$192
Potential problem bonds	$36	$(10)	$26	$40	$(10)	$30
Potential problem commercial mortgage loans	288	-	288	305	(8)	297
TOTAL POTENTIAL PROBLEM INVESTMENTS	$324	$(10)	$314	$345	$(18)	$327

Net problem investments represent 1.0% and net potential problem investments represent 1.6% of total investments excluding policy loans at March 31, 2011. Net problem and potential problem investments were essentially unchanged from December 31, 2010.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $85 million (net of valuation reserves) at March 31, 2011, are considered impaired. During 2010, the Company recorded a $24 million pre-tax ($15 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.

Summary

Included in after-tax realized investment gains (losses) were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities as well as other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended March 31,
	2011	2010
Credit-related	$-	$16
Other	-	1
TOTAL	$-	$17

Market yields were relatively unchanged and valuations of the Company’s invested assets were fairly stable during the first quarter of 2011 even though financial markets were impacted by several macroeconomic activities, including economic growth in the United States and international geopolitical events. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s liquidity or financial condition.

While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater position, the commercial real estate market continues to exhibit signs of distress and if these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition or liquidity.

CIGNA CORPORATION – Form 10-Q – 68

Back to Contents

Market Risk

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $80 million in the fair value of the futures contracts outstanding under this program as of March 31, 2011. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 5 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses, including on:

•

risks and exposures associated with GMDB (see Note 5 to the Consolidated Financial Statements) and GMIB contracts (see Note 6 to the Consolidated Financial Statements); and

•

pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 60 for further information.

CIGNA CORPORATION – Form 10-Q – 69

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

3.

challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality service to members and health care professionals using effective technology solutions, (vi) lowering administrative costs and (vii) transitioning to an integrated operating company model, including operating efficiencies related to the transition;

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

10.

inability of the hedge program adopted by the Company to substantially reduce equity market and interest rate risks in the run-off reinsurance operations;

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

CIGNA CORPORATION – Form 10-Q – 70

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

20.

challenges and risks associated with the successful management of the Company’s outsourcing projects or vendors, including the agreement with IBM for provision of technology infrastructure and related services;

21.

the ability to successfully complete the integration of acquired businesses; and

22.

the political, legal, operational, regulatory and other challenges associated with expanding our business globally.

This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2010 Annual Report on Form 10-K, including the “Risk Factors” section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CIGNA CORPORATION – Form 10-Q – 71

Back to Contents

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CIGNA CORPORATION – Form 10-Q – 72

Back to Contents

ITEM 4  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures conducted under the supervision and with the participation of CIGNA’s management, CIGNA’s Chief Executive Officer and Acting Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and is accumulated and communicated to CIGNA’s management, including CIGNA’s Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in CIGNA’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

CIGNA CORPORATION – Form 10-Q – 73

Back to Contents

PART II OTHER INFORMATION

ITEM 1  Legal Proceedings

The information contained under “Litigation and Other Legal Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

CIGNA CORPORATION – Form 10-Q – 74

Back to Contents

ITEM 1A  Risk Factors

CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed description of its risk factors.

CIGNA CORPORATION – Form 10-Q – 75

Back to Contents

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA’s share repurchase activity for the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities
Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2011	1,838,634	$39.96	1,831,784	$174,108,842
February 1-28, 2011	85,942	$42.00	0	$674,108,842
March 1-31, 2011	2,181,831	$42.84	2,087,850	$584,652,339
TOTAL	4,106,407	$41.54	3,919,634	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 6,850 shares in January, 85,942 shares in February and 93,981 shares in March.

(2) CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. On February 23, 2011, the Board of Directors increased share repurchase authority by $500 million. Remaining authorization under the program was approximately $585 million as of March 31, 2011 and $541 million as of May 5, 2011.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

CIGNA CORPORATION – Form 10-Q – 76

Back to Contents

ITEM 6  Exhibits

(a) See Exhibit Index

CIGNA CORPORATION – Form 10-Q – 77

Back to Contents

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Thomas A. McCarthy
Thomas A. McCarthy
Acting Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2011

CIGNA CORPORATION – Form 10-Q – 78

Back to Contents

Index to Exhibits

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on October 26, 2010 and incorporated herein by reference.
4.1(a)	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.
(b)	Supplemental Indenture No. 1 dated November 10, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2006 and incorporated herein by reference.
(c)	Supplemental Indenture No. 2 dated March 15, 2007 between CIGNA Corporation and U.S. Bank National Association	Filed herewith.
(d)	Supplemental Indenture No. 3 dated March 7, 2008 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
(e)	Supplemental Indenture No. 4 dated May 7, 2009 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
(f)	Supplemental Indenture No. 5 dated May 17, 2010 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
(g)	Supplemental Indenture No. 6 dated December 8, 2010 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
(h)	Supplemental Indenture No. 7 dated March 7, 2011 between CIGNA Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Amendment No. 2 to the CIGNA Long-Term Incentive Plan, amended and restated effective as of April 28, 2010	Filed herewith.
10.2	Bertram L. Scott’s Offer of Employment dated May 19, 2010	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

CIGNA CORPORATION – Form 10-Q – E-1