Form 10-Q
period 2011-06-30
CIGNA CORP
filed 2011-08-04
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number 1-08323

CIGNA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-1059331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Cottage Grove Road Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)
(860) 226-6000
(Registrant’s telephone number, including area code)
(860) 226-6741
(Registrant’s facsimile number, including area code)

FORMER ADDRESS:
Two Liberty Place, 1601 Chestnut Street Philadelphia, Pennsylvania 19192
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

As of July 15, 2011, 270,197,763 shares of the issuer’s common stock were outstanding.

Index

PART I FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
Consolidated Statements of Income	1
Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income and Changes in Total Equity	3
Consolidated Statements of Comprehensive Income and Changes in Total Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements (Unaudited)	6
Note 1	Basis of Presentation	6
Note 2	Recent Accounting Pronouncements	6
Note 3	Earnings Per Share (“EPS”)	7
Note 4	Health Care Medical Claims Payable	8
Note 5	Guaranteed Minimum Death Benefit Contracts	9
Note 6	Fair Value Measurements	10
Note 7	Investments	22
Note 8	Derivative Financial Instruments	26
Note 9	Variable Interest Entities	31
Note 10	Reinsurance	31
Note 11	Pension and Other Postretirement Benefit Plans	33
Note 12	Debt	34
Note 13	Accumulated Other Comprehensive Loss	35
Note 14	Income Taxes	36
Note 15	Segment Information	37
Note 16	Contingencies and Other Matters	38
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	77
ITEM 4	Controls and Procedures	78
PART II OTHER INFORMATION	79
ITEM 1	Legal Proceedings	79
ITEM 1A	Risk Factors	80
ITEM 2	Unregistered Sales of Equity Securities And Use of Proceeds	81
ITEM 6	Exhibits	82
Signature	83
Index to Exhibits	E-1

As used herein, “CIGNA” or the “Company” refers to one or more of CIGNA Corporation and its consolidated subsidiaries.

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1  Financial Statements

CIGNA Corporation

Consolidated Statements of Income

(In millions, except per share amounts)	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Premiums and fees	$4,786	$4,504	$9,519	$9,047
Net investment income	284	283	563	549
Mail order pharmacy revenues	349	351	688	699
Other revenues	73	193	109	247
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(2)	-	(2)	(1)
Other realized investment gains	19	22	45	17
Total realized investment gains	17	22	43	16
TOTAL REVENUES	5,509	5,353	10,922	10,558
Benefits and Expenses
Health Care medical claims expense	2,034	2,078	4,111	4,287
Other benefit expenses	1,058	977	2,052	1,856
Mail order pharmacy cost of goods sold	289	290	565	575
GMIB fair value loss	37	164	21	160
Other operating expenses	1,475	1,405	2,957	2,819
TOTAL BENEFITS AND EXPENSES	4,893	4,914	9,706	9,697
Income before Income Taxes	616	439	1,216	861
Income taxes:
Current	138	68	160	155
Deferred	70	76	218	127
TOTAL TAXES	208	144	378	282
Net Income	408	295	838	579
Less: Net Income Attributable to Noncontrolling Interest	-	1	1	2
Shareholders’ Net Income	$408	$294	$837	$577
Shareholders’ Net Income Per Share:
Basic	$1.52	$1.07	$3.11	$2.10
Diluted	$1.50	$1.06	$3.06	$2.08
Dividends Declared Per Share	$-	$-	$0.040	$0.040
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 1

Back to Contents

CIGNA Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of June 30, 2011		As of December 31, 2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,118; $13,445)		$15,505		$14,709
Equity securities, at fair value (cost, $161; $144)		149		127
Commercial mortgage loans		3,315		3,486
Policy loans		1,615		1,581
Real estate		112		112
Other long-term investments		869		759
Short-term investments		204		174
Total investments		21,769		20,948
Cash and cash equivalents		1,774		1,605
Accrued investment income		237		235
Premiums, accounts and notes receivable, net		1,417		1,318
Reinsurance recoverables		6,336		6,495
Deferred policy acquisition costs		1,284		1,122
Property and equipment		953		912
Deferred income taxes, net		493		782
Goodwill		3,136		3,119
Other assets, including other intangibles		1,307		1,238
Separate account assets		8,327		7,908
TOTAL ASSETS		$47,033		$45,682
LIABILITIES
Contractholder deposit funds		$8,521		$8,509
Future policy benefits		8,179		8,147
Unpaid claims and claim expenses		4,098		4,017
Health Care medical claims payable		1,225		1,246
Unearned premiums and fees		442		416
Total insurance and contractholder liabilities		22,465		22,335
Accounts payable, accrued expenses and other liabilities		5,480		5,936
Short-term debt		330		552
Long-term debt		2,883		2,288
Separate account liabilities		8,327		7,908
TOTAL LIABILITIES		39,485		39,019
Contingencies — Note 16
SHAREHOLDERS’ EQUITY
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,556		2,534
Net unrealized appreciation, fixed maturities	$610		$529
Net unrealized appreciation, equity securities	3		3
Net unrealized depreciation, derivatives	(34)		(24)
Net translation of foreign currencies	123		25
Postretirement benefits liability adjustment	(1,138)		(1,147)
Accumulated other comprehensive loss		(436)		(614)
Retained earnings		10,658		9,879
Less treasury stock, at cost		(5,318)		(5,242)
Total shareholders’ equity		7,548		6,645
Noncontrolling interest		-		18
Total equity		7,548		6,663
Total liabilities and equity		$47,033		$45,682
SHAREHOLDERS’ EQUITY PER SHARE		$27.93		$24.44
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 2

Back to Contents

CIGNA Corporation

Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts) Three Months Ended June 30,	Unaudited
	2011		2010
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, April 1 and June 30,		$88		$88
Additional Paid-In Capital, April 1,		2,547		2,522
Effects of stock issuance for employee benefit plans		9		4
Additional Paid-In Capital, June 30,		2,556		2,526
Accumulated Other Comprehensive Loss, April 1,		(569)		(530)
Net unrealized appreciation, fixed maturities	$89	89	$119	119
Net unrealized depreciation, equity securities	(2)	(2)	(1)	(1)
Net unrealized appreciation on securities	87		118
Net unrealized appreciation (depreciation), derivatives	(5)	(5)	16	16
Net translation of foreign currencies	46	46	(43)	(43)
Postretirement benefits liability adjustment	5	5	(100)	(100)
Other comprehensive income (loss)	133		(9)
Accumulated Other Comprehensive Loss, June 30,		(436)		(539)
Retained Earnings, April 1,		10,270		8,840
Shareholders’ net income	408	408	294	294
Effects of stock issuance for employee benefit plans		(20)		(5)
Retained Earnings, June 30,		10,658		9,129
Treasury Stock, April 1,		(5,312)		(5,119)
Repurchase of common stock		(62)		(123)
Other, primarily issuance of treasury stock for employee benefit plans		56		14
Treasury Stock, June 30,		(5,318)		(5,228)
Shareholders’ Comprehensive Income and Shareholders’ Equity	541	7,548	285	5,976
Noncontrolling interest, April 1,		-		14
Net income attributable to noncontrolling interest	-	-	1	1
Noncontrolling interest, June 30,	-	-	1	15
TOTAL COMPREHENSIVE INCOME AND TOTAL EQUITY	$541	$7,548	$286	$5,991
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 3

Back to Contents

CIGNA Corporation

Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts) Six Months Ended June 30,	Unaudited
	2011		2010
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, January 1 and June 30,		$88		$88
Additional Paid-In Capital, January 1,		2,534		2,514
Effects of stock issuance for employee benefit plans		18		12
Effects of acquisition of noncontrolling interest		4		-
Additional Paid-In Capital, June 30,		2,556		2,526
Accumulated Other Comprehensive Loss, January 1,		(614)		(618)
Net unrealized appreciation, fixed maturities	$81	81	$191	191
Net unrealized depreciation, equity securities	-	-	(1)	(1)
Net unrealized appreciation on securities	81		190
Net unrealized appreciation (depreciation), derivatives	(10)	(10)	20	20
Net translation of foreign currencies	98	98	(39)	(39)
Postretirement benefits liability adjustment	9	9	(92)	(92)
Other comprehensive income	178		79
Accumulated Other Comprehensive Loss, June 30,		(436)		(539)
Retained Earnings, January 1,		9,879		8,625
Shareholders’ net income	837	837	577	577
Effects of stock issuance for employee benefit plans		(47)		(62)
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)
Retained Earnings, June 30,		10,658		9,129
Treasury Stock, January 1,		(5,242)		(5,192)
Repurchase of common stock		(225)		(123)
Other, primarily issuance of treasury stock for employee benefit plans		149		87
Treasury Stock, June 30,		(5,318)		(5,228)
Shareholders’ Comprehensive Income and Shareholders’ Equity	1,015	7,548	656	5,976
Noncontrolling interest, January 1,		18		12
Net income attributable to noncontrolling interest	1	1	2	2
Accumulated other comprehensive income attributable to noncontrolling interest	-	-	1	1
Acquisition of noncontrolling interest	-	(19)	-	-
Noncontrolling interest, June 30,	1	-	3	15
TOTAL COMPREHENSIVE INCOME AND TOTAL EQUITY	$1,016	$7,548	$659	$5,991
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 4

Back to Contents

CIGNA Corporation

Consolidated Statements of Cash Flows

(In millions)	Unaudited Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$838	$579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166	128
Realized investment gains	(43)	(16)
Deferred income taxes	218	127
Gains on sale of businesses (excluding discontinued operations)	(14)	(12)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(104)	(100)
Reinsurance recoverables	23	17
Deferred policy acquisition costs	(116)	(87)
Other assets	(44)	(165)
Insurance liabilities	103	375
Accounts payable, accrued expenses and other liabilities	(297)	(87)
Current income taxes	(144)	18
Other, net	(7)	(4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	579	773
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	300	446
Equity securities	4	3
Commercial mortgage loans	52	37
Other (primarily short-term and other long-term investments)	556	641
Investment maturities and repayments:
Fixed maturities	673	426
Commercial mortgage loans	201	51
Investments purchased:
Fixed maturities	(1,511)	(1,617)
Equity securities	(15)	(4)
Commercial mortgage loans	(109)	(65)
Other (primarily short-term and other long-term investments)	(669)	(329)
Property and equipment purchases	(187)	(120)
Acquisitions and dispositions, net	1	(5)
NET CASH USED IN INVESTING ACTIVITIES	(704)	(536)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	676	701
Withdrawals and benefit payments from contractholder deposit funds	(596)	(629)
Change in cash overdraft position	(30)	32
Net change in short-term debt	(222)	-
Issuance of long-term debt	587	296
Repayment of long-term debt	(2)	(3)
Repurchase of common stock	(225)	(113)
Issuance of common stock	96	28
Common dividends paid	(11)	(11)
NET CASH PROVIDED BY FINANCING ACTIVITIES	273	301
Effect of foreign currency rate changes on cash and cash equivalents	21	(13)
Net increase in cash and cash equivalents	169	525
Cash and cash equivalents, January 1,	1,605	924
Cash and cash equivalents, June 30,	$1,774	$1,449
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$296	$134
Interest paid	$88	$84
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 5

Back to Contents

CIGNA CORPORATION

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1  Basis of Presentation

CIGNA Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in its Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). As used in this document, “CIGNA” or “the Company” may refer to CIGNA Corporation itself, one or more of its subsidiaries, or CIGNA Corporation and its consolidated subsidiaries. The Company is a global health services organization with subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. The Consolidated Financial Statements include the accounts of CIGNA Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

NOTE 2  Recent Accounting Pronouncements

Deferred acquisition costs. In October 2010, the Financial Accounting Standards Board (“FASB”) amended guidance (ASU 2010-26) for the accounting of costs related to the acquisition or renewal of insurance contracts to require costs such as certain sales compensation or telemarketing costs that are related to unsuccessful efforts and any indirect costs to be expensed as incurred. This new guidance must be implemented on January 1, 2012 and any changes to the Company’s Consolidated Financial Statements may be recognized prospectively for acquisition costs incurred beginning in 2012 or through retrospective adjustment of comparative prior periods. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment and, to a lesser extent, the Health Care and corporate-owned life insurance businesses. Because the new requirements further restrict the types of costs that are deferrable, the Company expects more of its acquisition costs to be expensed when incurred under the new guidance. The Company continues to evaluate these new requirements to determine the method and estimated effects of their implementation.

Troubled debt restructurings. In April 2011, the FASB amended guidance (ASU 2011-02) to clarify for lenders that a troubled debt restructuring occurs when a debt modification is a concession to the borrower and the borrower is experiencing financial difficulties. The amendments are effective July 1, 2011 and are to be applied retrospectively to loan restructurings occurring on or after January 1, 2011. The amendment also requires new disclosures to be provided in the third quarter 2011 addressing certain troubled debt restructurings. On adoption, the Company does not expect a material effect to its results of operations or financial condition.

Fair value measurements. In May 2011, the FASB amended guidance (ASU 2011-04) to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective January 1, 2012 and are to be applied prospectively. The Company is presently evaluating the new requirements to determine the potential effects of their implementation.

CIGNA CORPORATION – Form 10-Q – 6

Back to Contents

NOTE 3  Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

Three Months Ended June 30, (Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2011
Shareholders’ net income	$408		$408
Shares (in thousands):
Weighted average	268,557		268,557
Common stock equivalents		4,176	4,176
Total shares	268,557	4,176	272,733
EPS	$1.52	$(0.02)	$1.50
2010
Shareholders’ net income	$294		$294
Shares (in thousands):
Weighted average	275,107		275,107
Common stock equivalents		2,429	2,429
Total shares	275,107	2,429	277,536
EPS	$1.07	$(0.01)	$1.06
Six Months Ended June 30, (Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2011
Shareholders’ net income	$837		$837
Shares (in thousands):
Weighted average	269,464		269,464
Common stock equivalents		3,836	3,836
Total shares	269,464	3,836	273,300
EPS	$3.11	$(0.05)	$3.06
2010
Shareholders’ net income	$577		$577
Shares (in thousands):
Weighted average	275,398		275,398
Common stock equivalents		2,421	2,421
Total shares	275,398	2,421	277,819
EPS	$2.10	$(0.02)	$2.08

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Antidilutive options	2.9	6.8	3.5	6.0

The Company held 80,740,132 shares of common stock in Treasury as of June 30, 2011, and 77,905,033 shares as of June 30, 2010.

CIGNA CORPORATION – Form 10-Q – 7

Back to Contents

NOTE 4  Health Care Medical Claims Payable

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process) and other medical expense payable, that primarily comprises accruals for incentives and other amounts payable to health care professionals and facilities. Incurred but not yet reported comprises the majority of the reserve balance as follows:

(In millions)	June 30, 2011	December 31, 2010
Incurred but not yet reported	$1,026	$1,067
Reported claims in process	182	164
Other medical expense payable	17	15
MEDICAL CLAIMS PAYABLE	$1,225	$1,246

Activity in medical claims payable was as follows:

(In millions)	For the period ended
	June 30, 2011	December 31, 2010
Balance at January 1,	$1,246	$921
Less: Reinsurance and other amounts recoverable	236	206
Balance at January 1, net	1,010	715
Incurred claims related to:
Current year	4,232	8,663
Prior years	(121)	(93)
Total incurred	4,111	8,570
Paid claims related to:
Current year	3,310	7,682
Prior years	809	593
Total paid	4,119	8,275
Ending Balance, net	1,002	1,010
Add: Reinsurance and other amounts recoverable	223	236
ENDING BALANCE	$1,225	$1,246

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 10 for additional information on reinsurance. For the six months ended June 30, 2011, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $121 million, or 1.4% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction in medical claims payable of $80 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $41 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

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

The favorable impacts in 2011 and 2010 relating to completion factors and medical cost trend variances include the release of the provision for moderately adverse conditions, that is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.

CIGNA CORPORATION – Form 10-Q – 8

Back to Contents

The corresponding impact of prior year development on shareholders’ net income was $47 million for the six months ended June 30, 2011 compared with $17 million for the six months ended June 30, 2010. The favorable effects of prior year development on net income in 2011 and 2010 primarily reflect low medical services utilization trend. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, that require the liabilities to be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders’ net income.

Second, changes in reserves for the Company’s retrospectively experience-rated business do not always impact shareholders’ net income. For the Company’s retrospectively experience-rated business, only adjustments to medical claims payable on accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.

NOTE 5  Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.1 billion as of June 30, 2011 and December 31, 2010. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using a complex internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

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

See Note 8 for further information on the Company’s dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

Since December 31, 2010, the Company updated its long-term assumption for assumed mean investment performance (“growth interest rate”) of the underlying equity mutual funds to use the market-observable LIBOR swap curve for the portion of the liability that is covered by the Company’s recently implemented growth interest rate hedge program. The mean investment performance for the remaining liability has not changed since December 31, 2010.

During 2010, the Company performed its periodic review of assumptions and recorded a charge in the third quarter of $52 million pre-tax ($34 million after-tax) to strengthen GMDB reserves. During 2010, current short-term interest rates had declined from the level anticipated at December 31, 2009, leading the Company to increase reserves. Interest rate risk was not covered by the GMDB hedge program at that time. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

CIGNA CORPORATION – Form 10-Q – 9

Back to Contents

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	For the period ended
	June 30, 2011	December 31, 2010
Balance at January 1	$1,138	$1,285
Add: Unpaid Claims	37	36
Less: Reinsurance and other amounts recoverable	51	53
Balance at January 1, net	1,124	1,268
Add: Incurred benefits	3	(20)
Less: Paid benefits	57	124
Ending balance, net	1,070	1,124
Less: Unpaid Claims	33	37
Add: Reinsurance and other amounts recoverable	48	51
ENDING BALANCE	$1,085	$1,138

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity markets on the liability, and include the 2010 charge discussed above.

The aggregate value of the underlying mutual fund investments was $16.0 billion as of June 30, 2011 and $16.6 billion as of December 31, 2010. The death benefit coverage in force was $4.6 billion as of June 30, 2011 and $5.2 billion as of December 31, 2010. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 500,000 as of June 30, 2011 and 530,000 as of December 31, 2010).

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

CIGNA CORPORATION – Form 10-Q – 10

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2011 and December 31, 2010 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, that are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

JUNE 30, 2011

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$207	$556	$4	$767
State and local government	-	2,450	-	2,450
Foreign government	-	1,239	17	1,256
Corporate	-	9,726	369	10,095
Federal agency mortgage-backed	-	10	-	10
Other mortgage-backed	-	70	1	71
Other asset-backed	-	335	521	856
Total fixed maturities (1)	207	14,386	912	15,505
Equity securities	8	103	38	149
Subtotal	215	14,489	950	15,654
Short-term investments	-	204	-	204
GMIB assets (2)	-	-	490	490
Other derivative assets (3)	-	22	-	22
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$215	$14,715	$1,440	$16,370
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$917	$917
Other derivative liabilities (3)	-	43	-	43
Total financial liabilities at fair value	$-	$43	$917	$960

(1) Fixed maturities includes $447 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $79 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3) Other derivative assets includes $9 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $12 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 8 for additional information.

CIGNA CORPORATION – Form 10-Q – 11

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

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

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

CIGNA CORPORATION – Form 10-Q – 12

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

Short-term investments are carried at fair value, which approximates cost. On a regular basis the Company reviews market prices for these securities to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2011 or December 31, 2010. The nature and use of these other derivatives are described in Note 8.

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

Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	June 30, 2011	December 31, 2010
Other asset and mortgage-backed securities - valued using pricing models	$522	$514
Corporate and government bonds - valued using pricing models	328	312
Corporate bonds - valued at transaction price	62	73
Equity securities - valued at transaction price	38	34
TOTAL	$950	$933

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

CIGNA CORPORATION – Form 10-Q – 13

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

These GMIB assets and liabilities are estimated with a complex internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of June 30, 2011 were as follows:

•

The market return (“growth interest rate”) and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 2.50% at June 30, 2011 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 51% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 31% for equity funds, 4% to 11% for bond funds, and 1% to 2% for money market funds.

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

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 135 basis points for the GMIB liability and from 10 to 80 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.

CIGNA CORPORATION – Form 10-Q – 14

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2011 and 2010. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

CIGNA CORPORATION – Form 10-Q – 15

Back to Contents

For the Three Months Ended June 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2011	$928	$459	$(850)	$(391)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	48	(85)	(37)
Other	2	-	-	-
Total gains (losses) included in shareholders’ net income	2	48	(85)	(37)
Gains included in other comprehensive income	6	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	11	-	-	-
Purchases, sales and settlements:
Purchases	42	-	-	-
Settlements	(19)	(17)	18	1
Total purchases, sales and settlements	23	(17)	18	1
Transfers into/(out of) Level 3:
Transfers into Level 3	19	-	-	-
Transfers out of Level 3	(39)	-	-	-
Total transfers into/(out of) Level 3	(20)	-	-	-
Balance at June 30, 2011	$950	$490	$(917)	$(427)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$2	$48	$(85)	$(37)
(1) Amounts do not accrue to shareholders.
For the Three Months Ended June 30, 2010 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2010	$884	$479	$(886)	$(407)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	187	(351)	(164)
Other	8	-	-	-
Total gains (losses) included in shareholders’ net income	8	187	(351)	(164)
Gains included in other comprehensive income	9	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	43	-	-	-
Purchases, sales and settlements:
Purchases	5	-	-	-
Settlements	(20)	(8)	16	8
Total purchases, sales and settlements	(15)	(8)	16	8
Transfers into/(out of) Level 3:
Transfers into Level 3	18	-	-	-
Transfers out of Level 3	(2)	-	-	-
Total transfers into/(out of) Level 3	16	-	-	-
Balance at June 30, 2010	$945	$658	$(1,221)	$(563)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$5	$187	$(351)	$(164)
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 16

Back to Contents

For the Six Months Ended June 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	27	(48)	(21)
Other	7	-	-	-
Total gains (losses) included in shareholders’ net income	7	27	(48)	(21)
Gains included in other comprehensive income	8	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	5	-	-	-
Purchases, sales and settlements:
Purchases	49	-	-	-
Settlements	(31)	(17)	34	17
Total purchases, sales and settlements	18	(17)	34	17
Transfers into/(out of) Level 3:
Transfers into Level 3	19	-	-	-
Transfers out of Level 3	(40)	-	-	-
Total transfers into/(out of) Level 3	(21)	-	-	-
Balance at June 30, 2011	$950	$490	$(917)	$(427)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$7	$27	$(48)	$(21)
(1) Amounts do not accrue to shareholders.
For the Six Months Ended June 30, 2010 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	187	(347)	(160)
Other	12	-	-	-
Total gains (losses) included in shareholders’ net income	12	187	(347)	(160)
Gains included in other comprehensive income	21	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	61	-	-	-
Purchases, sales and settlements:
Purchases	20	-	-	-
Sales	(1)	-	-	-
Settlements	(45)	(11)	29	18
Total purchases, sales and settlements	(26)	(11)	29	18
Transfers into/(out of) Level 3:
Transfers into Level 3	72	-	-	-
Transfers out of Level 3	(40)	-	-	-
Total transfers into/(out of) Level 3	32	-	-	-
Balance at June 30, 2010	$945	$658	$(1,221)	$(563)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$9	$187	$(347)	$(160)
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 17

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the six months ended June 30, 2010, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.

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

Under the FASB’s guidance for fair value measurements, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying capital markets assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.

GMIB fair value losses of $37 million for the three months ended June 30, 2011 were primarily due to declining interest rates. Fair value losses of $21 million for the six months ended June 30, 2011 were due to declining interest rates and updates to the risk and profit charge, partially offset by increases in underlying account values due to favorable equity market returns.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also implemented a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts (“GMIB growth interest rate hedge program”) using LIBOR swap contracts and interest rate futures contracts. See Note 8 for further information.

GMIB fair value losses of $164 million for the three months ended June 30, 2010 and $160 million for the six months ended June 30, 2010, were primarily a result of declining interest rates and decreases in underlying account values that occurred during the second quarter of 2010.

CIGNA CORPORATION – Form 10-Q – 18

Back to Contents

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of June 30, 2011 and December 31, 2010 separate account assets were as follows:

June 30, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$292	$1,410	$-	$1,702
Non-guaranteed separate accounts (1)	1,864	4,117	644	6,625
TOTAL SEPARATE ACCOUNT ASSETS	$2,156	$5,527	$644	$8,327
(1) As of June 30, 2011, non-guaranteed separate accounts include $3.1 billion in assets supporting the Company’s pension plans, including $601 million classified in Level 3.
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

Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:

•

equity securities and corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•

actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value that is their exit price.

Separate account assets classified in Level 3 include investments primarily in securities partnerships, real estate and hedge funds generally valued based on the separate account’s ownership share of the equity of the investee including changes in the fair values of its underlying investments. In addition, certain fixed income funds priced using their net asset values are classified in Level 3 due to restrictions on their withdrawal.

CIGNA CORPORATION – Form 10-Q – 19

Back to Contents

The following tables summarize the changes in separate account assets reported in Level 3 for the three and six months ended June 30, 2011 and 2010.

(In millions)	Three Months Ended June 30,
	2011	2010
Balance at April 1	$559	$544
Policyholder gains (losses) (1)	21	(2)
Purchases, sales and settlements:
Purchases	106	19
Sales	(1)	(9)
Settlements	(35)	(18)
Total purchases, sales and settlements	70	(8)
Transfers into/(out of) Level 3:
Transfers into Level 3	-	1
Transfers out of Level 3	(6)	(1)
Total transfers into/(out of) Level 3	(6)	-
BALANCE AT JUNE 30	$644	$534
(1) Included in this amount are gains of $21 million at June 30, 2011 and $3 million at June 30, 2010 attributable to instruments still held.

(In millions)	Six Months Ended June 30,
	2011	2010
Balance at January 1	$594	$550
Policyholder gains (1)	79	14
Purchases, sales and settlements:
Purchases	115	43
Sales	(41)	(27)
Settlements	(94)	(27)
Total purchases, sales and settlements	(20)	(11)
Transfers into/(out of) Level 3:
Transfers into Level 3	-	1
Transfers out of Level 3	(9)	(20)
Total transfers into/(out of) Level 3	(9)	(19)
BALANCE AT JUNE 30	$644	$534
(1) Included in this amount are gains of $61 million at June 30, 2011 and $12 million at June 30, 2010 attributable to instruments still held.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in commercial mortgage loans and real estate entities when they become impaired. During the six months ended June 30, 2011, impaired commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $11 million. For the six months ended June 30, 2010, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $20 million.

During 2010, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $25 million.

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

CIGNA CORPORATION – Form 10-Q – 20

Back to Contents

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2011 and December 31, 2010:

(In millions)	June 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	$3,411	$3,315	$3,470	$3,486
Contractholder deposit funds, excluding universal life products	$1,016	$1,002	$1,001	$989
Long-term debt, including current maturities, excluding capital leases	$3,362	$3,087	$2,926	$2,709

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

CIGNA CORPORATION – Form 10-Q – 21

Back to Contents

NOTE 7  Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturities	$29	$19	$50	$34
Equity securities	1	(1)	4	3
Commercial mortgage loans	(16)	(4)	(16)	(15)
Other investments, including derivatives	3	8	5	(6)
Realized investment gains before income taxes	17	22	43	16
Less income taxes	6	8	15	5
NET REALIZED INVESTMENT GAINS	$11	$14	$28	$11

Included in pre-tax realized investment gains above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit-related (1)	$16	$5	$16	$30
Other	2	-	2	1
TOTAL	$18	$5	$18	$31

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

(In millions)	As of June 30, 2011	As of December 31, 2010
Included in fixed maturities:
Trading securities (amortized cost: $3; $3)	$3	$3
Hybrid securities (amortized cost: $45; $45)	51	52
TOTAL	$54	$55
Included in equity securities:
Hybrid securities (amortized cost: $112; $108)	$95	$86

Fixed maturities included $59 million at June 30, 2011, that were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities.

CIGNA CORPORATION – Form 10-Q – 22

Back to Contents

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2011:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$836	$847
Due after one year through five years	4,711	5,053
Due after five years through ten years	5,153	5,615
Due after ten years	2,557	3,002
Other asset and mortgage-backed securities	813	934
TOTAL	$14,070	$15,451

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $54 million at June 30, 2011 and $55 million at December 31, 2010) by type of issuer is shown below.

(In millions)	June 30, 2011
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$542	$226	$(1)	$767
State and local government	2,249	209	(8)	2,450
Foreign government	1,191	69	(4)	1,256
Corporate	9,275	802	(33)	10,044
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	62	11	(3)	70
Other asset-backed	742	122	(10)	854
TOTAL	$14,070	$1,440	$(59)	$15,451
(In millions)	December 31, 2010
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$459	$229	$(1)	$687
State and local government	2,305	172	(10)	2,467
Foreign government	1,095	63	(4)	1,154
Corporate	8,697	744	(49)	9,392
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	80	10	(3)	87
Other asset-backed	752	117	(12)	857
TOTAL	$13,397	$1,336	$(79)	$14,654

The above table includes investments with a fair value of $2.5 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $474 million and gross unrealized depreciation of $27 million at June 30, 2011. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2010, investments supporting this business had a fair value of $2.5 billion, gross unrealized appreciation of $476 million and gross unrealized depreciation of $33 million.

CIGNA CORPORATION – Form 10-Q – 23

Back to Contents

Sales information for available-for-sale fixed maturities and equity securities were as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds from sales	$149	$209	$304	$449
Gross gains on sales	$14	$12	$28	$27
Gross losses on sales	$(1)	$(2)	$(1)	$(3)

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

Excluding trading and hybrid securities, as of June 30, 2011, fixed maturities with a decline in fair value from amortized cost (that were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
Fixed maturities:
One year or less:
Investment grade	$785	$808	$(23)	293
Below investment grade	$175	$178	$(3)	107
More than one year:
Investment grade	$243	$272	$(29)	57
Below investment grade	$22	$26	$(4)	15

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of June 30, 2011.

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

CIGNA CORPORATION – Form 10-Q – 24

Back to Contents

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2011:

(Dollars in millions) Loan-to-Value Ratios	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$389	$-	$4	$15	$9	$417
50% to 59%	349	103	26	-	53	531
60% to 69%	443	140	36	-	74	693
70% to 79%	180	111	150	138	52	631
80% to 89%	112	82	115	94	72	475
90% to 99%	36	35	30	59	116	276
100% or above	-	10	50	88	144	292
TOTAL	$1,509	$481	$411	$394	$520	$3,315

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company’s investment professionals in the second quarter of 2011 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio improved to 71% at June 30, 2011, decreasing from 74% as of December 31, 2010. The portfolio’s average debt service coverage ratio was estimated to be 1.39 as of June 30, 2011, a modest improvement from 1.38 as of December 31, 2010.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During the second quarter of 2011, the Company restructured a $65 million potential problem mortgage loan. The original loan was modified into two notes, including a $55 million loan at current market terms and a $10 million loan issued at a below market interest rate. This modification is considered a troubled debt restructuring because the borrower was experiencing financial difficulties and a concession was granted as the second loan was issued at a below market interest rate. No valuation reserve was required because the fair value of the underlying property exceeds the total outstanding loans. As a part of this restructuring, both the borrower and the Company have committed to fund additional capital for leasing and capital requirements.

Other loans were modified during the six months ended June 30, 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

Potential problem mortgage loans are considered current (no payment more than 59 days past due), but exhibit certain characteristics that increase the likelihood of future default. The characteristics management considers include, but are not limited to, the deterioration of debt service coverage below 1.0, an increase of estimated loan-to-value ratios to 100% or more, downgrade in quality rating and request from the borrower for restructuring. In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days. Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms, which could include concessions on interest rate, principal payment or maturity date. The Company monitors each problem and potential problem mortgage loan on an ongoing basis, and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $380 million at June 30, 2011 and $383 million at December 31, 2010. At June 30, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region. There were no significant concentrations by property type or geographic region at December 31, 2010.

CIGNA CORPORATION – Form 10-Q – 25

Back to Contents

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

(In millions)	June 30, 2011			December 31, 2010
	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$171	$(27)	$144	$47	$(12)	$35
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
TOTAL	$231	$(27)	$204	$107	$(12)	$95

The average recorded investment in impaired loans was $145 million for the six months ended June 30, 2011 and $193 million for the six months ended June 30, 2010. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the six months ended June 30, 2011 or 2010. Interest income on impaired commercial mortgage loans was not significant for the six months ended June 30, 2011 or 2010.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2011	2010
Reserve balance, January 1,	$12	$17
Increase in valuation reserves	16	16
Charge-offs upon sales and repayments, net of recoveries	(1)	(11)
Transfers to real estate	-	(12)
RESERVE BALANCE, JUNE 30,	$27	$10

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents include corporate securities of $1.3 billion, federal government securities of $134 million and money market funds of $32 million as of June 30, 2011. The Company’s short-term investments and cash equivalents as of December 31, 2010 included corporate securities of $1.1 billion, federal government securities of $137 million and money market funds of $40 million.

NOTE 8  Derivative Financial Instruments

Derivative instruments associated with the Company’s run-off reinsurance segment. The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”). The Company has purchased retrocessional coverage for a portion of these contracts (“GMIB assets”). Because cash flows are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments, the Company reports these GMIB liabilities and assets as derivatives at fair value.

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

CIGNA CORPORATION – Form 10-Q – 26

Back to Contents

The Company manages these hedge programs using exchange-traded equity, foreign currency and interest rate futures contracts, and interest rate swap contracts. These contracts are generally expected to rise in value as equity markets and interest rates decline, and decline in value as equity markets and interest rates rise. These hedge programs do not qualify for GAAP hedge accounting. Although these hedge programs effectively reduce equity market and interest rate exposures, changes in the fair values of the swap and futures contracts may not exactly offset changes in the portions of the GMDB and GMIB liabilities covered by these hedges, in part because the market does not offer contracts that exactly match the targeted exposure profile. The results of the swaps and futures contracts are included in other revenues and amounts reflecting corresponding changes in liabilities for GMDB contracts are included in benefits and expenses. Related changes in liabilities for GMIB contracts are reported in GMIB fair value (gain) loss.

See Notes 5 and 6 for further details regarding these businesses.

Derivative instruments used in the Company’s investment risk management. Derivative financial instruments are also used by the Company as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). Derivatives are typically used under this strategy to minimize interest rate and foreign currency risks. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.

Accounting for derivative instruments. The Company applies hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.

The Company accounts for derivative instruments as follows:

•

Derivatives are reported on the balance sheet at fair value with changes in fair values reported in shareholders’ net income or accumulated other comprehensive income.

•

Changes in the fair value of derivatives that hedge market risk related to future cash flows and that qualify for hedge accounting are reported in a separate caption in accumulated other comprehensive income. These hedges are referred to as cash flow hedges.

•

A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness. Where hedge accounting is used, the Company reflects hedge ineffectiveness in shareholders’ net income (generally as part of realized investment gains and losses).

Collateral and termination features. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. The collateral posting requirements vary by counterparty. The aggregate fair value of derivative instruments with such credit-risk-related contingent features where the Company was in a net liability position was $33 million at June 30, 2011 and $25 million at December 31, 2010 for which the Company was not required to post collateral with its counterparties. If the various contingent features underlying the agreements were triggered as of the balance sheet date, the Company would be required to post collateral equal to the total net liability. The Company is a party to certain other derivative instruments that contain termination provisions for which the counterparties could demand immediate payment of the total net liability position if the financial strength rating of the Company were to decline below specified levels. As of June 30, 2011 and December 31, 2010, there was no net liability position under such derivative instruments.

The following tables present information about the nature and accounting treatment of the Company’s primary derivative financial instruments including the Company’s purpose for entering into specific derivative transactions, and their locations in and effect on the financial statements as of June 30, 2011 and December 31, 2010, and for the three months and six months ended June 30, 2011 and June 30, 2010. Derivatives in the Company’s separate accounts are excluded from the tables because associated gains and losses generally accrue directly to policyholders.

CIGNA CORPORATION – Form 10-Q – 27

Back to Contents

Instrument/Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
Derivatives Designated as Accounting Hedges - Cash Flow Hedges

Interest rate swaps — $137 million as of June 30, 2011 and $153 million as of December 31, 2010 of par value of related investments

Foreign currency swaps — $134 million as of June 30, 2011 and $159 million as of December 31, 2010 of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $64 million as of June 30, 2011 and December 31, 2010 of U.S. dollar equivalent par value of related investments

	Interest rate and foreign currency

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

	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
		As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010	Three Months Ended June 30,		Six Months Ended June 30,
						2011	2010	2011	2010
	Interest rate swaps	$8	$10	$-	$-	$-	$1	$(2)	$2
	Foreign currency swaps	1	6	26	20	(6)	15	(10)	19
	Interest rate and foreign currency swaps	-	-	17	12	(2)	8	(5)	8
	TOTAL	$9	$16	$43	$32	$(8)	$24	$(17)	$29
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

	Fair Value Effect on the Financial Statements

During the first quarter of 2009, the remaining treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income, resulting in net cumulative losses of $36 million ($23 million after-tax) recorded in other comprehensive income, that are being amortized over the period of expected cash flows. The remaining unamortized balance in other comprehensive income was $18 million after-tax as of June 30, 2011 and $19 million after-tax as of December 31, 2010.

For the three months and six months ended June 30, 2011 and 2010, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not material. No gains (losses) were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

CIGNA CORPORATION – Form 10-Q – 28

Back to Contents

Instrument/Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
Derivatives Not Designated As Accounting Hedges

Written options (GMIB liability) — $1,089 million as of June 30, 2011 and $1,134 million as of December 31, 2010 of maximum potential undiscounted future payments as defined in Note 16

Purchased options (GMIB asset) — $599 million as of June 30, 2011 and $624 million as of December 31, 2010 of maximum potential undiscounted future receipts as defined in Note 16

	Equity and interest rate

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
	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
		As of June 30, 2011	As of December 31, 2010	As of June 30, 2011	As of December 31, 2010	Three Months Ended June 30,		Six Months Ended June 30,
						2011	2010	2011	2010
	Written options (GMIB liability)			$917	$903	$85	$351	$48	$347
	Purchased options (GMIB asset)	$490	$480			(48)	(187)	(27)	(187)
	TOTAL	$490	$480	$917	$903	$37	$164	$21	$160

CIGNA CORPORATION – Form 10-Q – 29

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose	Cash Flows		Accounting Policy
Derivatives Not Designated As Accounting Hedges
Futures — $862 million and $878 million of U.S. dollar equivalent notional value as of June 30, 2011 and December 31, 2010	Equity and foreign currency

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

			The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.		Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in other assets and other liabilities.
	Fair Value Effect on the Financial Statements (In millions)
			Other Revenues
			Three Months Ended June 30,		Six Months Ended June 30,
			2011	2010	2011	2010
	Futures for GMDB exposures		$(5)	$92	$(49)	$47
	Futures for GMIB exposures		-		-
	TOTAL FUTURES		$(5)	$92	$(49)	$47
Interest rate swaps — $240 million of swap notional value as of June 30, 2011	Interest rate

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

Interest rate futures — $548 million notional value of Eurodollar futures contracts and $9 million notional value of U.S. Treasury futures contracts as of June 30, 2011
	Fair Value Effect on the Financial Statements (In millions)
		Other assets, including other intangibles	Other Revenues
		As of June 30, 2011	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Interest rate swaps	$9	$8		$12
	Interest rate futures		(1)		-
	TOTAL SWAPS AND FUTURES		$7		$12
	Derivatives for GMDB exposures		$6		$10
	Derivatives for GMIB exposures		1		2
	TOTAL SWAPS AND FUTURES		$7		$12

CIGNA CORPORATION – Form 10-Q – 30

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows	Accounting Policy
Derivatives Not Designated As Accounting Hedges
Interest rate swaps — $45 million of par value of related investments as of June 30, 2011 and December 31, 2010	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.		The Company periodically exchanges cash flows between variable and fixed interest rates and these cash flows are included in investing activities.	Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.
	Fair Value Effect on the Financial Statements (In millions)
		Other Long-Term Investments		Realized Investment Gains (Losses)
		As of June 30, 2011	As of December 31, 2010	Three Months Ended June 30,		Six Months Ended June 30,
				2011	2010	2011	2010
	Interest rate swaps	$3	$3	$-	$2	$-	$2

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

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager. These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations and mortgage-backed securities. The asset-backed securities largely represent fixed-rate debt securities issued by trusts that hold perpetual floating-rate subordinated notes issued by foreign banks. The mortgage-backed securities represent senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets. The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools. The Company is not the primary beneficiary and does not consolidate any of these entities because either:

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

CIGNA CORPORATION – Form 10-Q – 31

Back to Contents

Retirement benefits business. The Company had reinsurance recoverables of $1.6 billion as of June 30, 2011 and $1.7 billion as of December 31, 2010 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, that is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of June 30, 2011, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.2 billion as of June 30, 2011 and $4.3 billion as of December 31, 2010 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. At June 30, 2011, $3.8 billion was recoverable from The Lincoln National Life Insurance Company and was secured by assets held in a trust established for the benefit of the Company, and was less than the market value of the trust assets. The trust was established to allow the Company to take statutory reserve credit in New York for business ceded to Lincoln National Life Insurance Company. Under Section 532 of the Dodd-Frank Act, which became effective July 21, 2011, the trust is no longer required in order for the Company to take statutory reserve credit. Lincoln National Life Insurance Company has informed the Company of their intent to dissolve the trust. The remaining recoverable from Lincoln Life & Annuity of New York of $392 million is currently unsecured. If either of these reinsurers fails to maintain a specified minimum credit or claims paying rating, they are required to fully secure the outstanding balance pursuant to the reinsurance agreement. As of June 30, 2011 both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $270 million as of June 30, 2011 are expected to be collected from more than 60 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2011, the Company’s recoverables related to these segments were net of reserves of $7 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business and also purchased retrocessional coverage to reduce the risk of loss on these contracts. In December 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers’ compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers. See Note 3 beginning on page 84 of CIGNA’s 2010 Form 10-K for further details regarding this arrangement.

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

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $257 million as of June 30, 2011. Of this amount, approximately 94% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2011, the Company’s recoverables related to this segment were net of a reserve of $1 million.

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

CIGNA CORPORATION – Form 10-Q – 32

Back to Contents

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2011, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ceded premiums and fees
Individual life insurance and annuity business sold	$49	$49	$96	$95
Other	59	65	117	129
TOTAL	$108	$114	$213	$224
Reinsurance recoveries
Individual life insurance and annuity business sold	$87	$81	$152	$148
Other	46	49	93	93
TOTAL	$133	$130	$245	$241

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

For the six months ended June 30, 2011, the Company’s postretirement benefits liability decreased by $14 million pre-tax ($9 million after-tax) resulting in an increase in shareholders’ equity. This was primarily a result of net amortization of actuarial losses and prior service cost and, to a lesser extent, the results of the annual actuarial review completed during the second quarter of 2011.

Pension and Other Postretirement Benefits. Components of net pension and net other postretirement benefit costs were as follows:

(In millions)	Pension Benefits				Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$-	$1	$1	$1	$1	$1	$1	$1
Interest cost	57	61	114	120	5	6	10	11
Expected long-term return on plan assets	(68)	(63)	(133)	(126)	(1)	(1)	(1)	(1)
Amortization of:
Net loss from past experience	10	7	19	14	-	-	-	-
Prior service cost	-	-	-	-	(4)	(5)	(8)	(9)
NET PENSION COST	$(1)	$6	$1	$9	$1	$1	$2	$2

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the six months ended June 30, 2011, the Company contributed $189 million, of which $35 million was required and $154 million was voluntary. For the remainder of 2011, the Company expects to make additional contributions of $61 million.

CIGNA CORPORATION – Form 10-Q – 33

Back to Contents

NOTE 12  Debt

Short-term and long-term debt were as follows:

(In millions)	June 30, 2011	December 31, 2010
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	230	452
TOTAL SHORT-TERM DEBT	$330	$552
Long-term:
Uncollateralized debt:
5.375% Notes due 2017	$250	$250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	298	-
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	-
Other	29	30
TOTAL LONG-TERM DEBT	$2,883	$2,288

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, which permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the other 13 banks having the remaining 64% of the commitment. The credit agreement includes options, which are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2.0 billion and to extend the term past June of 2016. The credit agreement is available for general corporate purposes, including commercial paper backstop and the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50 to 1.00. As of June 30, 2011, the Company had $1.4 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $3.2 billion of debt outstanding. There were letters of credit of $118 million issued as of June 30, 2011.

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

CIGNA CORPORATION – Form 10-Q – 34

Back to Contents

NOTE 13  Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended June 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$162	$(55)	$107
Reclassification adjustment for (gains) included in shareholders’ net income	(30)	10	(20)
Net unrealized appreciation, securities	$132	$(45)	$87
Net unrealized depreciation, derivatives	$(7)	$2	$(5)
Net translation of foreign currencies	$54	$(8)	$46
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(3)	$3
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment	$9	$(4)	$5
Three Months Ended June 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$198	$(69)	$129
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	7	(11)
Net unrealized appreciation, securities	$180	$(62)	$118
Net unrealized appreciation, derivatives	$24	$(8)	$16
Net translation of foreign currencies	$(59)	$16	$(43)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$2	$-	$2
Net change due to valuation update	(157)	55	(102)
Net postretirement benefits liability adjustment	$(155)	$55	$(100)

CIGNA CORPORATION – Form 10-Q – 35

Back to Contents

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Six Months Ended June 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$177	$(60)	$117
Reclassification adjustment for (gains) included in shareholders’ net income	(54)	18	(36)
Net unrealized appreciation, securities	$123	$(42)	$81
Net unrealized depreciation, derivatives	$(15)	$5	$(10)
Net translation of foreign currencies	$114	$(16)	$98
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$11	$(4)	$7
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment	$14	$(5)	$9
Six Months Ended June 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$325	$(111)	$214
Reclassification adjustment for (gains) included in shareholders’ net income	(37)	13	(24)
Net unrealized appreciation, securities	$288	$(98)	$190
Net unrealized appreciation, derivatives	$30	$(10)	$20
Net translation of foreign currencies	$(53)	$14	$(39)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$5	$10
Net change due to valuation update	(157)	55	(102)
Net postretirement benefits liability adjustment	$(152)	$60	$(92)

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

As a result, shareholders’ net income for the six months ended June 30, 2011 increased by $15 million, that included $12 million relative to South Korea and $3 million relative to Hong Kong. Shareholders’ net income for the six months ended June 30, 2010 increased by $20 million, that included $11 million relative to South Korea and $9 million related to Hong Kong (which included $6 million related to the first quarter 2010 implementation). Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $69 million through June 30, 2011.

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

Gross unrecognized tax benefits declined for the six months ended June 30, 2011 by $94 million due primarily to the completion of the 2007 and 2008 IRS examinations. The effect of this change on shareholders’ net income was $9 million, resulting primarily from completion of the IRS examination.

CIGNA CORPORATION – Form 10-Q – 36

Back to Contents

Within the next twelve months, it is at least reasonably possible there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters, including the tax litigation described below. Any changes are not expected to have a material impact on shareholders’ net income.

C. Other Tax Matters

One disputed matter remains unresolved related to the IRS examination of the 2003 and 2004 consolidated federal income tax returns and on June 4, 2009, the Company initiated litigation of this matter by filing a petition in the United States Tax Court. Due to the nature of the litigation process, timing of the resolution of this matter is uncertain, though the Court has now set a trial date for mid-September 2011. This same issue also remains unresolved in the IRS examinations of the 2005 through 2008 consolidated federal income tax returns. Though the Company expects to prevail, an unfavorable resolution of this litigation could result in a significant cash outlay and a charge to shareholders’ net income of up to $25 million, representing net interest on the cumulative incremental tax for all affected years. However, because this dispute relates to the timing of recognition of tax deductions, the Company would expect to recover the cash outlay (except for interest) in future periods.

The Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income by $4 million for the six months ended June 30, 2011 and $6 million for the six months ended June 30, 2010. The Company will continue to evaluate guidance as issued relative to these provisions.

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

Summarized segment financial information was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,711	$3,692	$7,430	$7,423
Disability and Life	717	678	1,405	1,368
International	742	550	1,448	1,084
Run-off Reinsurance	10	98	(24)	60
Other Operations	42	45	86	88
Corporate	(14)	(15)	(29)	(30)
Total	$5,208	$5,048	$10,316	$9,993
Shareholders’ net income
Health Care	$280	$247	$527	$414
Disability and Life	88	89	170	159
International	74	64	151	136
Run-off Reinsurance	(22)	(104)	(9)	(100)
Other Operations	20	24	43	43
Corporate	(43)	(40)	(73)	(86)
Segment Earnings	397	280	809	566
Realized investment gains, net of taxes	11	14	28	11
SHAREHOLDERS’ NET INCOME	$408	$294	$837	$577

CIGNA CORPORATION – Form 10-Q – 37

Back to Contents

Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues for the three months and six months ended June 30, 2011. South Korea generated 55% of the segment’s earnings for the second quarter of 2011 and 51% of the segment’s earnings for the six months ended June 30, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a material impact on the segment’s earnings and the Company’s consolidated financial results of operations.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2011, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of June 30, 2011. Approximately 72% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2011. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 6 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, financial condition or liquidity.

Other Financial Guarantees

Guaranteed minimum income benefit (GMIB) contracts. The Company’s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect to annuitize the benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

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

CIGNA CORPORATION – Form 10-Q – 38

Back to Contents

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

•

all annuitants elected to receive their benefit on the next available date (2011 through 2018); and

•

all underlying mutual fund investment values remained at the June 30, 2011 value of $1.2 billion with no future returns.

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

Certain other guarantees. The Company had indemnification obligations to lenders of up to $256 million as of June 30, 2011, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2011 through 2021. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2011.

As of June 30, 2011, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $13 million as of June 30, 2011.

As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At June 30, 2011, there were receivables recorded for paid claims due from third party reinsurers of less than $1 million and unpaid claims related to this business were estimated at $19 million.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of June 30, 2011, the aggregate maximum exposure under these guarantees was approximately $361 million and there were no liabilities required. There were no after-tax charges related to these guarantees for the six months ended June 30, 2011 and there were $3 million in charges for the same period in 2010. Through July 25, 2011, the exposure that existed at June 30, 2011 has been reduced by approximately 89% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 14% of ASO fees reported for the six months ended June 30, 2011 were at risk, with reimbursements estimated to be less than 1%.

CIGNA CORPORATION – Form 10-Q – 39

Back to Contents

The Company had indemnification obligations as of June 30, 2011 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of June 30, 2011.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

Regulatory and Industry Developments

Regulation. The health services industry is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the Federal Departments of Labor and Justice, as well as the courts. Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future. In addition, the Company’s subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010, could have an adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s businesses include:

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

The health services industry remains under scrutiny by various state and federal government agencies and could be subject to government efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

CIGNA CORPORATION – Form 10-Q – 40

Back to Contents

Guaranty fund assessments. The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the six months ended June 30, 2011 and 2010, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. As of June 30, 2011, the regulator had petitioned the state court for liquidation and the Company believes it is likely that the state court will rule on insolvency for this insurer within the next nine months. If the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums. Based on current information available, which is subject to change, the Company has estimated that potential future assessments could decrease its future results of operations by up to $40 million after-tax. The ultimate amount and timing of any future charges for this potential insolvency will depend on several factors, including the declaration of insolvency and the amount of the potential insolvency, the basis, amount and timing of associated estimated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets. Cash payments, if any, by the Company’s insurance subsidiaries are likely to extend over several years. The Company will continue to monitor the outcome of the court’s deliberations and may record a liability and expense in a future reporting period.

Litigation and Other Legal Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. Such legal matters include benefit claims, breach of contract claims, tort claims, disputes regarding reinsurance arrangements, employment related suits, employee benefit claims, wage and hour claims, and intellectual property and real estate related disputes. Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information can be found in Note 14. The outcome of litigation and other legal matters is always uncertain, and unfavorable outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.

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

Based upon its current knowledge, and taking into consideration its current accruals, the Company believes that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity other than possibly the matters referred to in the following paragraphs. However, in light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company and that an adverse outcome in one or more of these matters could be material to the Company’s results of operation, financial condition or liquidity for any particular period.

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

In 2008, the court issued a decision finding in favor of CIGNA Corporation and the CIGNA Pension Plan on the age discrimination and wear away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion CIGNA Pension Plan and their post-1997 accrued benefits under the post-conversion CIGNA Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest.

CIGNA CORPORATION – Form 10-Q – 41

Back to Contents

Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. CIGNA’s petition was granted on June 28, 2010 and was argued on November 30, 2010. On May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts’ Opinion and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with our position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of “appropriate equitable relief” that plaintiffs may pursue as an alternative remedy.

The Company will continue to vigorously defend its position in this case. As of June 30, 2011, the Company continues to carry a liability of $82 million pre-tax ($53 million after-tax), that reflects the Company’s best estimate of the exposure.

Ingenix. On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General’s office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company contributed $10 million to the establishment of a new non-profit company that now compiles and provides the data formerly provided by Ingenix. Since March 2008, the Company has received and responded to inquiries regarding the use of Ingenix data from the Connecticut, Illinois and Texas Attorneys General and the Departments of Insurance in Illinois, Florida, Vermont, Georgia, Pennsylvania, Connecticut, and Alaska.

The Company was named as a defendant in a number of putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. All of the class actions were consolidated intoFranco v. Connecticut General Life Insurance Company et al., that is pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations. CIGNA filed a motion to dismiss the consolidated amended complaint on September 9, 2009, that is fully briefed and pending. Plaintiffs filed a motion for class certification on May 28, 2010, that is also fully briefed and pending. Fact and expert discovery have been completed.

On June 9, 2009, CIGNA filed motions in the United States District Court for the Southern District of Florida to enforce a previous settlement,In re Managed Care Litigation, by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose previously and were released in the prior settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation by December 21, 2009. Those claims have now been withdrawn, although the plaintiffs are pursuing an appeal with the United States Court of Appeals for the Eleventh Circuit.

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

Karp gender discrimination litigation. On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit, captioned Bretta Karp on behalf of herself individually and others similarly situated v. CIGNA Healthcare, Inc., in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company filed a motion to dismiss the lawsuit on May 16, 2011. The Company denies the allegations asserted in the litigation and will vigorously defend itself in this case. Due to numerous uncertain and unpredictable factors presented in this case, including the merits of the case and the lack of any clear basis to determine the definition of a class of claimants, it is not possible to estimate a range of loss (if any) at this time.

CIGNA CORPORATION – Form 10-Q – 42

Back to Contents

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index

Introduction	43
Consolidated Results of Operations	48
Critical Accounting Estimates	51
Segment Reporting	51
Health Care Segment	52
Disability and Life Segment	55
International Segment	57
Run-off Reinsurance Segment	59
Other Operations Segment	62
Corporate	63
Liquidity and Capital Resources	64
Investment Assets	69
Market Risk	74
Cautionary Statement	75

Introduction

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2011”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 75. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of June 30, 2011, compared with December 31, 2010, and its results of operations for the three months and six months ended June 30, 2011 compared with the same periods last year. This discussion should be read in conjunction with the MD&A included in the Company’s 2010 Form 10-K, to which the reader is directed for additional information.

CIGNA is a global health services organization with subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and in selected international markets, CIGNA offers supplemental health, life and accident insurance products, international health care coverage, expatriate benefits and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

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

CIGNA CORPORATION – Form 10-Q – 43

Back to Contents

Key Consolidated Financial Data

(Dollars in millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$5,509	$5,353	$10,922	$10,558
Medical membership (in thousands)(1)			12,620	11,981
Shareholders’ net income	$408	$294	$837	$577
Adjusted income from operations(2)	$418	$384	$793	$665
Cash flows from operating activities	$528	$379	$579	$773
Shareholders’ equity			$7,548	$5,976

(1) Includes medical members of the Company’s Health Care segment as well as the International health care business, including expatriate benefits.

(2) For a definition of adjusted income from operations, see the “Consolidated Results of Operations” section of this MD&A beginning on page 48.

Results of Operations

•

Revenues rose 3% for the three months and six months ended June 30, 2011, reflecting solid growth in the Company’s strategically targeted domestic and international markets of its ongoing health care, disability, expatriate benefits, and supplemental health, life and accident businesses. These increases were partially offset by the exit from certain non-strategic markets, primarily the Medicare Advantage Individual Private Fee For Service (“Medicare IPFFS”) business.

•

Medical membership increased 5% primarily reflecting the acquisition of Vanbreda, and growth in strategically targeted markets, partially offset by exits from certain non-strategic markets, primarily Medicare IPFFS.

•

Shareholders’ net income increased substantially in the three months and six months ended June 30, 2011, reflecting significantly more favorable GMIB results as well as a higher earnings contribution from the ongoing businesses as discussed below, and, for the six months ended June 30, the effect of completing the 2007 and 2008 IRS examination and higher realized investment gains.

•

Adjusted income from operations increased 9% in the second quarter of 2011 and 19% for the six months ended June 30, 2011, demonstrating the value of the Company’s diversified portfolio of businesses, continued growth and effective execution of the Company’s business strategy and continued low medical services utilization trend.

•

Cash flows from operating activities were strong for the three months and six months ended June 30, 2011, reflecting the continued solid earnings contribution from the ongoing businesses. For the six months ended June 30, 2011, those favorable earnings contributions were partially offset by contributions to the Company’s frozen pension plans of $189 million, the first quarter payment of management incentive compensation and the run-out from the non-strategic Medicare IPFFS business, which the Company exited in 2011.

Liquidity and Financial Condition

During the six months ended June 30, 2011, the Company entered into several transactions to strengthen its liquidity and financial condition as well as to strategically deploy its capital as follows:

•

deployed $150 million of capital to its subsidiary, CIGNA Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses. See page 45 of this MD&A under “Run-off Operations” for additional discussion of this matter;

•

issued $600 million of new debt primarily to use for general corporate purposes, including funding of the debt maturing in 2011;

•

contributed $189 million to the Company’s pension plans;

•

repurchased 5.3 million shares of stock for $225 million; and

•

entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. The credit agreement includes options to increase the commitment amount to $2.0 billion and to extend the term past June 2016.

Cash at the parent company as of June 30, 2011 was approximately $720 million. Shareholders’ equity increased substantially since June 30, 2010, reflecting strong earnings in the second half of 2010 and the first half of 2011 as well as significant increases in unrealized appreciation on investments during 2010 and 2011 primarily due to lower interest rates.

CIGNA CORPORATION – Form 10-Q – 44

Back to Contents

Business Strategy

As a global health services organization, CIGNA’s mission is to help the people it serves improve their health, well-being and sense of security. As part of this mission, the Company remains committed to health advocacy as a means of creating sustainable solutions for employers, improving the health of the individuals that the Company serves, and lowering the costs of health care for all constituencies.

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

Run-off Operations

The Company’s run-off reinsurance operations have significant exposures, primarily for its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) products. As part of its strategy to effectively manage these exposures, the Company operates an equity hedge program to substantially reduce the impact of equity market movements on the liability for the GMDB business. In February 2011, the Company implemented a hedge designed to offset a portion of the equity market risk for GMIB contracts as well as hedges designed to offset a portion of the interest rate risk related to GMDB and GMIB. The Company actively monitors the performance of and will continue to evaluate further adjustments to these hedging programs.

These products are also influenced by a range of economic and behavioral factors that were not hedged or only partially hedged as of June 30, 2011, including:

•

a portion of equity market risk for GMIB contracts;

•

a portion of interest rate risk;

•

future partial surrender elections for GMDB contracts;

•

annuity election rates for GMIB contracts;

•

mortality and lapse rates; and

•

the collection of amounts recoverable from retrocessionaires.

In order to manage these factors, the Company

•

actively studies policyholder behavior experience and adjusts future expectations based on the results of the studies, as warranted;

•

actively monitors the hedging programs and will continue to evaluate further adjustments to the hedging programs;

•

performs regular audits of ceding companies to ensure compliance with agreements as well as to help maximize the collection of receivables from retrocessionaires; and

•

monitors the financial strength and credit standing of its retrocessionaires and establishes or collects collateral when warranted.

CIGNA CORPORATION – Form 10-Q – 45

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

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act (“Health Care Reform”) was signed into law. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among others, provisions for mandatory coverage of benefits and minimum medical loss ratio for insured business, eliminates lifetime and annual benefit limits and creates health insurance exchanges. The law contains numerous provisions certain of which became effective during 2010 and others that will take effect from 2011 to 2018. It is possible that the ultimate impact of Health Care Reform could have a material impact on the Company’s results of operations due to the provisions that have not yet become effective and uncertainty as to their interpretation. The Company is evaluating potential business opportunities resulting from Health Care Reform that will enable it to leverage the strengths and capabilities of its broad health and wellness portfolio.

On January 1, 2011, the minimum loss ratio became effective and will require payment of premium rebates beginning in 2012 to employers and customers covered under the Company’s comprehensive medical insurance if certain annual minimum medical loss ratios are not met. At the close of each quarter, the Company records its rebate accrual based on year-to-date estimated medical loss ratios calculated as prescribed by Health Care Reform using year-to-date premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance. Since this accrual reflects the amount of rebate that would be payable based on year-to-date estimated medical loss ratios, the amount of rebate will fluctuate as actual claim experience develops each calendar quarter. For the six months ended June 30, 2011, the Company accrued an estimated rebate of $38 million pre-tax ($25 million after-tax).

The minimum loss ratio requirements contained a temporary adjustment related to international and limited benefit plans for the 2011 calendar year. Using this temporary adjustment, the Company estimates that the adjusted minimum loss ratio for its international expatriate benefits and limited benefits businesses would result in no rebate being due for the six months ended June 30, 2011. The temporary adjustment to the requirements is scheduled to expire for the 2012 calendar year. However, given the unique nature and cost structure of these plans, the Department of Health and Human Services is expected to consider annually an extension to the temporary adjustment. The Company continues to evaluate the impact on its international expatriate benefits and limited benefits businesses if an extension of the adjustment is not granted.

Health Care Reform also changes certain tax laws which will affect the Company’s 2011 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments earned after 2009. The Company recorded after-tax charges of approximately $4 million for the six months ended June 30, 2011 related to these changes. The Company will continue to evaluate the impact of these tax laws as further guidance is made available.

During the six months ended June 30, 2011, the Company incurred total after-tax costs of approximately $12 million related to Health Care Reform comprised of:

•

$4 million of additional income tax related to the impact of the tax law changes as described in the previous paragraph; and

•

$8 million of after-tax costs related to building the infrastructure necessary to comply with the provisions of Health Care Reform that became effective in 2011. These costs represent the estimated cost of internal staff redeployed to work on Health Care Reform initiatives. The Company expects to spend approximately $10 million after-tax for the remainder of 2011 related to Health Care Reform initiatives.

CIGNA CORPORATION – Form 10-Q – 46

Back to Contents

Health Care Reform will require the assessment of fees, including the annual health insurer fee and the comparative effectiveness research fee, and excise taxes on health services companies such as CIGNA and others in the health care industry to help fund the additional insurance benefits and coverages provided by this legislation. The amount that the Company will be required to pay for these fees and excise taxes starting in 2013 and 2014, will result in charges to the Company’s financial statements in future periods. In addition, since these fees and excise taxes will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods. However, the Company is unable to estimate the amount of these fees and excise taxes or the impact on the effective tax rate because guidance for these calculations has not been finalized.

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

CIGNA CORPORATION – Form 10-Q – 47

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

Summarized below is a reconciliation between shareholders’ net income and adjusted income from operations.

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$4,786	$4,504	$9,519	$9,047
Net investment income	284	283	563	549
Mail order pharmacy revenues	349	351	688	699
Other revenues	73	193	109	247
Total realized investment gains	17	22	43	16
Total revenues	5,509	5,353	10,922	10,558
Benefits and expenses	4,893	4,914	9,706	9,697
Income before taxes	616	439	1,216	861
Income taxes	208	144	378	282
Net Income	408	295	838	579
Less: Net income attributable to noncontrolling interest	-	1	1	2
Shareholders’ net income	408	294	837	577
Less: Realized investment gains, net of taxes	11	14	28	11
Segment earnings	397	280	809	566
Less adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)(1)	(21)	(104)	(8)	(99)
Special item (after-tax):
Completion of IRS Examination (See Note 14 to the Consolidated Financial Statements)(2)	-	-	24	-
ADJUSTED INCOME FROM OPERATIONS	$418	$384	$793	$665

(1) GMIB results are net of taxes of $12 million for the three months and $5 million for the six months ended Jun 30, 2011, and $56 million for the three months and $53 million for the six months ended June 30, 2010.

(2) This amount reflects a pre-tax charge of $9 million and a tax benefit of $33 million. See Other Operations for further explanation of the pre-tax charge.

Summarized below is adjusted income from operations by segment. For a reconciliation of each segment’s adjusted income from operations to segment earnings, see the Financial Summary contained within each segment’s section of the MD&A.

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjusted Income (Loss) From Operations
Health Care	$280	$247	$526	$414
Disability and Life	88	89	165	159
International	74	64	151	136
Run-off Reinsurance	(1)	-	(1)	(1)
Other Operations	20	24	39	43
Corporate	(43)	(40)	(87)	(86)
TOTAL	$418	$384	$793	$665

CIGNA CORPORATION – Form 10-Q – 48

Back to Contents

Overview of June 30, 2011 Consolidated Results of Operations

Shareholders’ net income increased substantially for the three months and six months ended June 30, 2011 compared with the same periods in 2010 due to significantly better results from the GMIB business as well as higher adjusted income from operations as explained further below. The six months ended June 30, 2011 also benefited from the impact of the settlement of the 2007 and 2008 IRS audit and more favorable realized investment results. See the Run-off Reinsurance section of this MD&A beginning on page 59 for further discussion about the GMIB business.

Adjusted income from operations increased 9% for the three months and 19% for the six months ended June 30, 2011 compared to the same periods in 2010, primarily due to higher earnings contributions from the Company’s ongoing businesses. These results reflect solid business growth in strategically targeted markets and continued low medical services utilization trend. See the individual segment sections of this MD&A for further discussion.

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

The special item for the six months ended June 30, 2011 resulted from the completion of the 2007 and 2008 IRS examinations. See Note 14 to the Consolidated Financial Statements for additional information. There were no special items for the six months ended June 30, 2010.

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

The Company’s outlook for 2011 is subject to the factors cited above and in the Cautionary Statement beginning on page 75 of this Form 10-Q and the sensitivities discussed in the 2010 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 57. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 3% for the three months and six months ended June 30, 2011, compared with the same periods in 2010. Changes in the components of total revenue are described more fully below.

CIGNA CORPORATION – Form 10-Q – 49

Back to Contents

Premiums and Fees

Premiums and fees increased 6% for the three months and 5% for the six months ended June 30, 2011, compared with the same periods in 2010, primarily reflecting business growth in each of the Company’s ongoing operating segments partially offset by the Company’s exit from the Medicare IPFFS business. Excluding this business that the Company exited in 2011, premiums and fees increased by 12% for the three months and 10% for the six months ended June 30, 2011.

Net Investment Income

Net investment income was flat for the three months ended and increased 3% for the six months ended June 30, 2011, compared with the same periods in 2010, primarily reflecting improved results from real estate investments and higher investment assets, partially offset by lower yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues decreased by 1% for the three months ended and 2% for the six months ended June 30, 2011, compared with the same periods in 2010, primarily reflecting a decline in volume, partially offset by price increases.

Other Revenues

Other revenues included pre-tax gains of $2 million for the three months ended June 30, 2011 and losses of $37 million for the six months ended June 30, 2011, compared with gains of $92 million for the three months ended and $47 million for the six months ended June 30, 2010 related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations. See the Run-off Reinsurance section of the MD&A beginning on page 59 for more information on this program. Excluding the impact of these swaps and futures contracts, other revenues declined 30% for the three months and 27% for the six months ended June 30, 2011, compared with the same periods last year. The declines primarily reflect the absence of revenue in 2011 from the workers’ compensation and case management business, which was sold in the fourth quarter of 2010.

Realized Investment Results

Realized investment results were lower for the three months ended June 30, 2011, compared with the same period in 2010 primarily due to higher impairment losses on commercial mortgage loans, partially offset by increased prepayment fees on fixed maturities received as a result of favorable market conditions and issuer specific business circumstances. For the six months ended June 30, 2011, realized investment results improved, primarily reflecting increased prepayment fees on fixed maturities as explained above and lower impairment losses on real estate funds.

See the Investment Asset section of the MD&A beginning on page 69 and Note 7 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – Form 10-Q – 50

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

The Company regularly evaluates items which may impact critical accounting estimates. As of June 30, 2011, there are no significant changes to the critical accounting estimates from what was reported in the 2010 Form 10-K.

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

CIGNA CORPORATION – Form 10-Q – 51

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

•

operating expense as a percentage of segment revenues (operating expense ratio);

•

changes in operating expenses per member; and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$3,295	$3,276	$6,606	$6,595
Net investment income	67	64	134	118
Mail order pharmacy revenues	349	351	688	699
Other revenues	67	65	136	129
Segment revenues	3,778	3,756	7,564	7,541
Mail order pharmacy cost of goods sold	289	290	565	575
Benefits and other expenses	3,051	3,082	6,177	6,322
Benefits and expenses	3,340	3,372	6,742	6,897
Income before taxes	438	384	822	644
Income taxes	158	137	295	230
Segment earnings	280	247	527	414
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	-	-	1	-
Adjusted income from operations	$280	$247	$526	$414
Realized investment gains, net of taxes	$5	$8	$15	$5

CIGNA CORPORATION – Form 10-Q – 52

Back to Contents

The Health Care segment’s earnings and adjusted income from operations increased 13% for the three months and 27% for the six months ended June 30, 2011, compared with the same periods in 2010 reflecting:

•

growth in premium and fees of 8% for the three months ended and 7% for the six months ended June 30, 2011, excluding the impact of exiting the Medicare IPFFS business, primarily due to increased membership in the guaranteed cost and ASO business, particularly in the targeted market segments: Middle, Select and Individual, as well as growth in specialty revenues; and

•

a lower guaranteed cost medical care ratio and higher experience-rated margins driven by low medical services utilization trend, as well as favorable prior year development, partially offset by the estimated cost of premium rebates calculated under the minimum medical loss ratio requirements of Health Care Reform.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Medical:
Guaranteed cost (1),(2)	$1,050	$955	$2,107	$1,883
Experience-rated(2),(3)	486	427	960	910
Stop loss	356	321	705	642
Dental	218	198	439	398
Medicare	121	371	246	733
Medicare Part D	164	146	360	316
Other (4)	150	133	292	271
Total medical	2,545	2,551	5,109	5,153
Life and other non-medical	16	29	36	62
Total premiums	2,561	2,580	5,145	5,215
Fees(2),(5)	734	696	1,461	1,380
Total premiums and fees	3,295	3,276	6,606	6,595
Less: Medicare IPFFS	-	214	-	414
PREMIUMS AND FEES, EXCLUDING MEDICARE IPFFS	$3,295	$3,062	$6,606	$6,181

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

(4) Other medical premiums include risk revenue from specialty products.

(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members, as well as fees related to Medicare Part D of $14 million for the three months ended and $26 million for the six months ended June 30, 2011, compared with $12 million for the three months ended and $22 million for the six months ended June 30, 2010.

Premiums and fees increased 1% for the three months ended and were flat for the six months ended June 30, 2011. Premiums and fees were up 8% for the three months ended and 7% for the six months ended June 30, 2011 compared with the same periods of 2010, excluding the impact of exiting the Medicare IPFFS business, primarily reflecting membership growth in the guaranteed cost and administrative services businesses driven by strong retention and sales in targeted market segments, as well as rate increases on most products. Higher penetration of specialty products also contributed to the increase in fees. These increases reflect the Company’s success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income increased by 5% for the three months ended and 14% for the six months ended June 30, 2011 compared with the same periods of 2010 reflecting improved results from real estate investments and increased average asset levels driven by membership growth.

CIGNA CORPORATION – Form 10-Q – 53

Back to Contents

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Medical claims expense-excluding Medicare IPFFS	$2,040	$1,889	$4,119	$3,901
Medical claims expense-Medicare IPFFS	(6)	189	(8)	386
Medical claims expense	2,034	2,078	4,111	4,287
Other benefit expenses	21	29	45	57
Mail order pharmacy cost of goods sold	289	290	565	575
Operating expenses:
Medical operating expenses	655	660	1,328	1,338
Other operating expenses (ex. Medicare IPFFS)	341	300	693	601
Operating expenses (ex. Medicare IPFFS)	996	960	2,021	1,939
Other operating expenses- Medicare IPFFS	-	15	-	39
Total operating expenses	996	975	2,021	1,978
TOTAL BENEFITS AND EXPENSES	$3,340	$3,372	$6,742	$6,897

Medical claims expense decreased by 2% for the three months ended and 4% for the six months ended June 30, 2011 compared with the same periods in 2010 and increased by 8% for the three months ended and 6% for the six months ended June 30, 2011 compared with the same periods in 2010, excluding the impact of exiting the Medicare IPFFS business, largely due to growth in the guaranteed cost business and medical cost inflation, tempered by low medical services utilization trend in commercial risk businesses.

Operating expenses: One measure of the segment’s overall operating efficiency is the operating expense ratio calculated as total operating expenses divided by segment revenues. This measure can be significantly influenced by the mix of business between fully-insured and fee-based business, since the expense ratio on fee-based business which comprises most of the segment’s business is higher than the corresponding ratio for fully insurance business. The ratio is also influenced by the level of fixed versus variable expenses. The segment’s variable expenses include premium taxes and commissions; while the fixed component consists primarily of infrastructure costs and certain strategic investments. The variable component fluctuates due to changes in revenue, mix of business, and other items.

Excluding the impact of exiting the Medicare IPFFS business, the operating expense ratio improved from 27.2% to 26.7% for the six months ended June 30, 2011 when compared to the same period last year, driven largely by expense management. On a reported basis, the operating expense ratio increased from 26.2% to 26.7% for the six months ended June 30, 2011 when compared to the same period in 2010 primarily driven by a change in business mix resulting from the Company’s decision to exit the non-strategic Medicare IPFFS business. Since Medicare IPFFS was a fully-insured business, it had a lower expense ratio than the current business mix that is more heavily weighted toward fee-based products.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable decreased by 2% for the six months ended June 30, 2011. This reflects the run-out of the Medicare IPFFS business that the Company exited in 2011, and is mostly offset by the seasonal buildup of Stop Loss reserves. (See Note 4 to the Consolidated Financial Statements for additional information).

Medical Membership

A medical member reported within the Health Care segment (excluding members in the International and Disability and Life segments) is defined as a person meeting any one of the following criteria:

CIGNA CORPORATION – Form 10-Q – 54

Back to Contents

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company’s provider network for covered services under their medical plan;

•

has medical claims that are administered by the Company; or

•

is covered under an insurance policy that is (i) marketed by the Company, and (ii) for which the Company assumes reinsurance of at least 50%.

As of June 30, estimated medical membership was as follows:

(In thousands)	2011	2010
Guaranteed cost (1)	1,152	1,113
Experience-rated (2)	795	826
Total commercial risk	1,947	1,939
Medicare	44	147
Total risk	1,991	2,086
Service	9,467	9,279
TOTAL MEDICAL MEMBERSHIP	11,458	11,365

(1) Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2) Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical membership as of June 30, 2011 increased 2% when compared with June 30, 2010, excluding the impact of exiting the Medicare IPFFS business, primarily reflecting new business sales and growth in guaranteed cost and ASO in the targeted market segments: Middle, Select and Individual.

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

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$717	$650	$1,405	$1,311
Net investment income	67	67	132	131
Other revenues	-	28	-	57
Segment revenues	784	745	1,537	1,499
Benefits and expenses	660	618	1,307	1,274
Income before taxes	124	127	230	225
Income taxes	36	38	60	66
Segment earnings	88	89	170	159
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	-	-	5	-
Adjusted income from operations	$88	$89	$165	$159
Realized investment gains, net of taxes	$4	$2	$9	$3

CIGNA CORPORATION – Form 10-Q – 55

Back to Contents

Segment earnings for the three months ended June 30, 2011 were in line with the prior period. Segment earnings for the six months ended June 30, 2011 increased 7%, compared with the same period in 2010 reflecting improved adjusted income from operations (see below) as well as the effect of the special item related to the completion of the 2007 and 2008 IRS examinations.

Adjusted income from operations for the three months ended June 30, 2011 was in line with the same period in the prior year reflecting favorable accident claims experience and continued strong disability earnings, offset by an after-tax charge of $6 million for a litigation matter. Disability claims experience in 2011 includes the $30 million after-tax favorable impact of reserve studies as compared with the $29 million after-tax impact of reserve studies in 2010. The impact of the reserve studies continues to reflect strong operational performance by disability claims management.

Adjusted income from operations for the six months ended June 30, 2011 increased 4% compared with the same period in 2010 reflecting favorable life and accident claims experience, partially offset by a less favorable impact of reserve studies, an after-tax charge of $6 million for a litigation matter, a higher operating expense ratio and slightly less favorable disability claims experience. Results in 2011 include the $36 million after-tax favorable impact of reserve studies as compared with the $39 million after-tax favorable impact of reserve studies in 2010.

Revenues

Premiums and fees increased 10% for the three months and 7% for the six months ended June 30, 2011 compared with the same periods of 2010 reflecting disability and life sales growth and continued solid persistency partially offset by the impact of the Company’s exit from a large, low-margin assumed government life insurance program.

Net investment income was flat for the three months and increased 1% for the six months ended June 30, 2011 compared with the same periods of 2010 due to higher average invested assets and higher partnership income partially offset by lower yields.

Other revenues: The absence of other revenues for the three months and six months ended June 30, 2011 reflects the sale of the workers compensation case management business that was completed during the fourth quarter of 2010.

Benefits and Expenses

Benefits and expenses increased 7% for the three months ended June 30, 2011 as compared with the same period of 2010, reflecting disability and life business growth and a charge for a litigation matter, partially offset by the absence of operating expenses associated with the sold workers compensation case management business, and more favorable accident claims experience. The more favorable accident claims experience reflects lower claim sizes and counts.

Benefits and expenses increased 3% for the six months ended June 30, 2011 as compared with the same periods of 2010, reflecting disability and life business growth, a charge for a litigation matter, the less favorable impact of reserve studies, a higher operating expense ratio and slightly less favorable disability claims experience, partially offset by the absence of operating expenses associated with the sold workers compensation case management business and favorable life and accident claims experience.

CIGNA CORPORATION – Form 10-Q – 56

Back to Contents

International Segment

Segment Description

The International segment includes supplemental health, life and accident insurance products and health care products and services, including those offered to expatriate employees of multinational corporations and other organizations.

The key factors for this segment are:

•

premium and fee growth, including new business and customer retention;

•

benefits expense as a percentage of earned premium (loss ratio);

•

operating expense as a percentage of revenue (expense ratio); and

•

impact of foreign currency movements.

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$737	$542	$1,435	$1,069
Net investment income	24	20	47	39
Other revenues	5	8	13	15
Segment revenues	766	570	1,495	1,123
Benefits and expenses	660	479	1,281	938
Income before taxes	106	91	214	185
Income taxes	32	26	62	47
Income attributable to noncontrolling interest	-	1	1	2
Segment earnings	74	64	151	136
Less special items (after-tax) included in segment earnings:	-	-	-	-
Adjusted income from operations	$74	$64	$151	$136
Impact of foreign currency movements on current period segment earnings	$4	-	$5	-
Realized investment gains, net of taxes	$-	$-	$-	$2

Excluding the impact of the tax adjustment discussed below and foreign currency movements (presented in the table above), the International segment’s earnings and adjusted income from operations increased 9% for the three months and 11% for the six months ended June 30, 2011 compared with the same periods last year. These increases were primarily due to revenue growth, including the acquisition of Vanbreda International, higher persistency in the supplemental health, life and accident business, particularly in South Korea, and higher net investment income, partially offset by higher loss ratios, primarily in the expatriate employee benefits business.

During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its Hong Kong operation overseas, which resulted in an increase to segment earnings of $5 million. Income taxes for this operation, and the South Korean operation that implemented a similar strategy in the second quarter of 2009, are recorded at the tax rate of the respective foreign jurisdiction. These permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations. This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States. As of June 30, 2011, permanently reinvested earnings were approximately $296 million.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.

CIGNA CORPORATION – Form 10-Q – 57

Back to Contents

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $696 million for the second quarter of 2011, compared with reported premiums and fees of $542 million for the second quarter of 2010, an increase of 28%, and $1.4 billion for the six months ended June 30, 2011 compared with reported premiums and fees of $1.1 billion for the six months ended June 30, 2010, an increase of 29%. These increases are primarily attributable to higher membership from new sales and the acquisition of Vanbreda International in the expatriate employee benefits business and new sales growth in the supplemental health, life and accident business, particularly in South Korea and Taiwan.

Net investment income increased by 20% for the three months ended and 21% for the six months ended June 30, 2011, compared with the same periods last year. These increases were primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $623 million for the second quarter of 2011, compared with reported benefits and expenses of $479 million for the second quarter of 2010, an increase of 30% and $1.2 billion for the six months ended June 30, 2011, compared to reported benefits and expenses of $938 million for the same period last year, an increase of 31%. These increases were primarily due to business growth, the acquisition of Vanbreda International and higher loss ratios, primarily in the expatriate employee benefits business.

Loss ratios increased for the three months and six months ended June 30, 2011 primarily in the expatriate benefits business compared to the same period last year reflecting less favorable claims experience.

Policy acquisition expenses increased for the three months and six months ended June 30, 2011, reflecting business growth and foreign currency movements.

Expense ratios increased for the three months and six months ended June 30, 2011, compared to the same period last year. The increase reflects the higher expense ratios associated with the service nature of the Vanbreda International business.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues for the three months and six months ended June 30, 2011. South Korea generated 55% of the segment’s earnings for the second quarter of 2011 and 51% of the segment’s earnings for the six months ended June 30, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a material impact on the segment’s earnings and the Company’s consolidated results of operations.

CIGNA CORPORATION – Form 10-Q – 58

Back to Contents

Run-off Reinsurance Segment

Segment Description

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

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$7	$6	$13	$14
Net investment income	25	28	49	56
Other revenues	3	92	(37)	46
Segment revenues	35	126	25	116
Benefits and expenses	70	285	40	268
Income before income taxes	(35)	(159)	(15)	(152)
Income taxes	(13)	(55)	(6)	(52)
Segment earnings	(22)	(104)	(9)	(100)
Less: Results of GMIB business	(21)	(104)	(8)	(99)
Adjusted (loss) from operations	$(1)	$-	$(1)	$(1)
Realized investment gains, net of taxes	$-	$2	$-	$1

Segment results for the three months and six months ended June 30, 2011 reflected significantly smaller losses for the GMIB business (presented in the table above) compared to the same periods last year.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

CIGNA CORPORATION – Form 10-Q – 59

Back to Contents

Other Revenues

Other revenues consisted of gains and losses from futures contracts used in the GMDB equity hedge program for both years, and beginning in 2011, for the GMIB equity hedge program. Other revenues in 2011 also included gains and losses from interest rate futures and LIBOR swap contracts used in the GMDB and GMIB hedge programs (see Note 8 to the Consolidated Financial Statements). The components were as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GMDB - Equity hedge program	$(5)	$92	$(49)	$47
GMDB - Growth Interest Rate Hedge Program	6	-	10	-
Other, including GMIB Hedge Programs	2	-	2	-
TOTAL OTHER REVENUES	$3	$92	$(37)	$47

The hedging programs produce losses when equity markets and interest rates are rising, and gains when equity markets and interest rates are falling. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists (see below “Other Benefits and Expenses”). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
GMIB fair value loss	$37	$164	$21	$160
Other benefits and expenses	33	121	19	108
BENEFITS AND EXPENSES	$70	$285	$40	$268

GMIB fair value loss. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 6 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.

GMIB fair value losses of $37 million for the three months ended June 30, 2011 were primarily due to declining interest rates. Fair value losses of $21 million for the six months ended June 30, 2011 were due to declining interest rates and updates to the risk and profit charge, partially offset by increases in underlying account values due to favorable equity market returns.

GMIB fair value losses of $164 million for the three months ended June 30, 2010, and $160 million for six months ended June 30, 2010, were partially due to declining interest rates and decreases in underlying account values that occurred during the second quarter of 2010.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB (“GMIB growth interest rate program”) using LIBOR swap contracts, exchange-traded treasury futures contracts and Eurodollar futures contracts. The hedge programs are designed to partially offset both positive and negative changes in equity markets and interest rates related to GMIB. The results of the swaps and futures contracts are included in other revenues and provide a partial offset to the GMIB fair value gains and losses discussed above. The combined results of the GMIB equity hedge and the growth interest rate hedge were net gains of $1 million for the three months ended June 30, 2011 and $2 million for the six months ended June 30, 2011.

CIGNA CORPORATION – Form 10-Q – 60

Back to Contents

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

Other Benefits and Expenses. Other benefits and expenses are comprised of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Results of GMDB equity and growth interest rate hedging programs	$1	$92	$(39)	$47
Other GMDB, primarily accretion of discount	22	21	42	43
GMDB benefits expense	23	113	3	90
Other, including operating expenses	10	8	16	18
OTHER BENEFITS AND EXPENSES	$33	$121	$19	$108

GMDB benefit expense. The reduction in benefits expense for both the three months and six months ended June 30, 2011 reflects more favorable equity market conditions than in the same periods last year. In 2011, the expense was partially offset by additional benefits expense on the portion of the liability that is subject to the growth interest rate hedge due to declines in interest rates. As explained in Other Revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures and swap contracts used to hedge equity market and growth interest rate performance.

See Note 5 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Other, including operating expenses. The increase for the three months ended June 30, 2011 compared with the same period last year was primarily due to lack of favorable settlements and commutations on the businesses ceded to Enstar Group Limited on December 31, 2010. For the six months ended June 30, 2011 compared with the same period last year, the decrease is due to lower operating expenses following the reinsurance and transfer of the ongoing administration of the workers’ compensation and personal accident business to Enstar Group Limited.

Segment Summary

The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments. For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. These claim payments will occur for many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from its retrocessionaires may not be known with certainty for some time.

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2011, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

CIGNA CORPORATION – Form 10-Q – 61

Back to Contents

Other Operations Segment

Segment Description

Other Operations consist of:

•

corporate–owned life insurance (“COLI”);

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Premiums and fees	$30	$30	$60	$58
Net investment income	100	104	199	205
Other revenues	12	15	26	30
Segment revenues	142	149	285	293
Benefits and expenses	111	114	234	229
Income before taxes	31	35	51	64
Income taxes	11	11	8	21
Segment earnings	20	24	43	43
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	-	-	4	-
Adjusted income from operations	$20	$24	$39	$43
Realized investment gains net of taxes	$2	$2	$4	$-

Segment earnings decreased for the three months ended June 30, 2011 compared with the same period in 2010, primarily driven by lower COLI earnings due to less favorable mortality and the continued decline in deferred gain amortization associated with the sold businesses.

Segment earnings were flat for the six months ended June 30, 2011 compared with the same period in 2010, reflecting a $4 million increase to earnings due to the completion of the Company’s 2007 and 2008 IRS examination during the first quarter of 2011, offset by lower COLI earnings primarily driven by less favorable mortality and the continued decline in deferred gain amortization associated with the sold businesses.

Adjusted income from operations for Other Operations decreased for the three months and six months ended June 30, 2011 compared with the same periods in 2010, reflecting lower COLI earnings primarily driven by less favorable mortality and the continued decline in deferred gain amortization associated with the sold businesses.

CIGNA CORPORATION – Form 10-Q – 62

Back to Contents

Revenues

Net investment income. Net investment income decreased 4% for the three months and 3% for the six months ended June 30, 2011, compared with the same periods in 2010, primarily reflecting lower yields, with the six month results partially offset by higher average invested assets for the COLI business.

Other revenues. Other revenues decreased 20% for the three months and 13% for the six months ended June 30, 2011, compared with the same periods in 2010, primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 10 to the Consolidated Financial Statements.

Benefits and Expenses

Benefits and expenses. Benefits and expenses increased 2% for the six months ended June 30, 2011, compared with the same period in 2010, primarily due to a charge for a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement with the buyer of the retirement benefits business.

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

FINANCIAL SUMMARY

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment loss	$(43)	$(40)	$(73)	$(86)
Less special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	-	-	14	-
Adjusted loss from operations	$(43)	$(40)	$(87)	$(86)

Segment loss for Corporate was significantly lower for the six months ended June 30, 2011, compared with the same period last year, primarily reflecting the tax benefit resulting from the completion of the IRS examination which is reported as a special item.

Corporate’s adjusted loss from operations was higher for the three months and six months ended June 30, 2011 compared with the same periods in 2010 primarily reflecting increased directors’ deferred compensation expense due to a rise in CIGNA’s stock price in 2011.

CIGNA CORPORATION – Form 10-Q – 63

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

•

selling investments;

•

matching investment durations to those estimated for the related insurance and contractholder liabilities; and

•

borrowing from their parent company.

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

•

borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2011	2010
Operating activities	$579	$773
Investing activities	$(704)	$(536)
Financing activities	$273	$301

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

CIGNA CORPORATION – Form 10-Q – 64

Back to Contents

2011:

Operating activities

For the six months ended June 30, 2011, cash flows from operating activities were less than net income by $259 million. Net income contains certain income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $21 million;

•

net pre-tax charges related to special items of $9 million;

•

tax benefits related to the resolution of federal tax matters of $33 million;

•

depreciation and amortization charges of $166 million; and

•

realized investment gains of $43 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $379 million. Excluding cash outflows of $49 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $330 million. This result primarily reflects pension contributions of $189 million, the annual payment of management incentive compensation in the first quarter and significant claim run-out from the Medicare IPFFS business, which the Company exited in 2011.

Cash flows from operating activities decreased by $194 million compared with the six months ended June 30, 2010. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $98 million. This decrease primarily reflects higher management compensation and income tax payments and unfavorable operating cash flows in the Medicare IPFFS business for the six months ended June 30, 2011 due to significant claim run-out in 2011 compared to significant favorable operating cash flows from the growth in this business in 2010. Operating cash flows were favorably affected in 2010 because paid claims on this business growth in 2010 lagged premium collections.

Investing activities

Cash used in investing activities was $704 million. This use of cash consisted primarily of net purchases of investments of $518 million and net purchases of property and equipment of $187 million.

Financing activities

Cash provided from financing activities consisted primarily of net proceeds from the issuance of long-term debt of $587 million, proceeds from issuances of common stock from employee benefit plans of $96 million and net deposits to contractholder deposit funds of $80 million. These inflows were partially offset by the repayment of debt of $224 million, cash used for common stock repurchases of $225 million and changes in the cash overdraft position of $30 million.

2010:

Operating activities

For the six months ended June 30, 2010, cash flows from operating activities were higher than net income by $194 million. Net income contains certain income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $160 million;

•

depreciation and amortization charges of $128 million; and

•

realized investment gains of $16 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $78 million. Excluding cash inflows of $47 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, cash flows from operating activities were lower than net income by $125 million. This result primarily reflects pension contributions of $212 million partially offset by premium growth in the Health Care segment’s risk businesses due to significant new business in 2010.

CIGNA CORPORATION – Form 10-Q – 65

Back to Contents

Investing activities

Cash used in investing activities was $536 million. This use of cash primarily consisted of net purchases of investments of $411 million and net purchases of property and equipment of $120 million.

Financing activities

Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $296 million, changes in cash overdraft position of $32 million, proceeds from issuances of common stock from employee benefit plans of $28 million and net deposits to contractholder deposit funds of $72 million. These inflows were partially offset by cash used for common stock repurchases of $113 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense	$48	$45	$92	$88

The increase in interest expense for the six months ended June 30, 2011 was primarily due to higher long-term debt outstanding in 2011, resulting from the issuance of debt in March, 2011, and May, 2010 used for general corporate purposes.

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

Sources of Capital

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the other 13 banks having the remaining 64% of the commitment. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2.0 billion and to extend the term past June of 2016. The credit agreement is available for general corporate purposes, including commercial paper backstop and the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50 to 1.00.

CIGNA CORPORATION – Form 10-Q – 66

Back to Contents

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

Uses of Capital

For the six months ended June 30, 2011, the Company’s uses of capital included the following.

Pension Funding. The Company contributed $189 million to the pension plans, of which $35 million was required and $154 million was voluntary.

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

Through August 4, 2011, the Company repurchased 5.3 million shares for approximately $225 million. The total remaining share repurchase authorization as of August 4, 2011 was $522 million.

Arbor Funding. Deployed $150 million of capital to its subsidiary, CIGNA Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses. See page 45 of this MD&A under “Run-off Operations” for additional discussion of this matter.

Liquidity and Capital Resources Outlook

At June 30, 2011, there was $720 million in cash and short-term investments available at the parent company level. For the remainder of 2011, the parent company’s cash requirements include scheduled interest payments of approximately $95 million on long-term debt (including current maturities) of $3.1 billion outstanding at June 30, 2011. In addition, $100 million of commercial paper will mature over the next three months and scheduled long-term debt repayments of $226 million are due in October of 2011. The Company expects to make additional contributions to the pension plan of $61 million for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

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

•

a substantial increase in funding over current projections is required for the Company’s pension plans; or

•

a substantial increase in funding is required for the Company’s hedge programs in the run-off reinsurance operations.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of June 30, 2011, the parent company had no outstanding borrowings from CGLIC.

CIGNA CORPORATION – Form 10-Q – 67

Back to Contents

In addition, the Company may use short-term borrowings, such as the commercial paper program and the recently refinanced committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $500 million to be used for letters of credit. As of June 30, 2011, there were letters totaling $118 million issued out of the credit facility. As of June 30, 2011, the Company had $1.4 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $3.2 billion of debt outstanding.

The Company is currently engaged in a dispute with the IRS relative to a federal income tax matter (see Note 14). Although the Company expects to prevail in this matter, an unfavorable tax court decision could result in a significant cash outlay. Due to the nature of this dispute the amount of any potential IRS payment cannot be reasonably estimated. The Company would fund this cash outlay using the various sources of cash as discussed above. However, because this dispute relates to the timing of recognition of tax deductions, the Company would expect to recover the cash outlay (except interest) in future periods.

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

CIGNA CORPORATION – Form 10-Q – 68

Back to Contents

Investment Assets

The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 6, 7, 8, 9 and 13 to the Consolidated Financial Statements. More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 7 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.

As of June 30, 2011, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2010. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of June 30, 2011. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

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

The net appreciation of the Company’s fixed maturity portfolio increased $123 million in the six months ended June 30, 2011 driven by a decline in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $59 million as of June 30, 2011. See Note 7 to the Consolidated Financial Statements for further information.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $33 million. The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of June 30, 2011, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with December 31, 2010. As of June 30, 2011, approximately 63% or $1,550 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of June 30, 2011 were as follows:

(In millions)	Quality Rating	As of June 30, 2011 Fair Value
		With Guarantee	Without Guarantee
State and local governments	Aaa	$113	$113
	Aa1-Aa3	1,180	1,133
	A1-A3	218	263
	Baa1-Baa3	39	23
	Ba1-Ba3	-	18
Total state and local governments		$1,550	$1,550

The Company also invests in high quality foreign government obligations, with an average quality rating of AA- as of June 30, 2011. The diversification of these investments was consistent with the geographic distribution of the international business operations.

As of June 30, 2011, the Company’s investments in other asset and mortgage-backed securities totaling $937 million included $485 million of investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

CIGNA CORPORATION – Form 10-Q – 69

Back to Contents

As of June 30, 2011, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of June 30, 2011 were:

(In millions) Guarantor	As of June 30, 2011 Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,231
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	596
AMBAC	170
Financial Guaranty Insurance Co.	38
TOTAL	$2,035

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

The Company completed its annual in depth review of its commercial mortgage loan portfolio during the second quarter of 2011. This review included an analysis of each property’s year-end 2010 financial statements, rent rolls, operating plans and budgets for 2011, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, the overall health of the portfolio improved from the 2010 review, consistent with recovery in many of the commercial real estate markets. The portfolio’s average loan-to-value ratio improved to 71% at June 30, 2011, decreasing from 74% as of December 31, 2010, due primarily to increased valuations for the majority of the underlying properties. Valuation changes varied by property type as apartments and hotels demonstrated the strongest recovery, retail and office properties showed modest improvement and industrial properties exhibited a slight decline.

The portfolio’s average debt service coverage ratio was estimated to be 1.39 at June 30, 2011, a slight improvement from 1.38 as of December 31, 2010. The average debt service coverage ratio improved for apartments and hotels, reflecting greater demand in these property types. Office and retail debt service coverage was generally flat while industrial properties declined slightly, indicative of a slower recovery for rental rates and demand.

Commercial real estate capital markets remain most active for well leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in CIGNA’s mortgage portfolio possess these characteristics. While commercial real estate fundamentals continued to improve, the improvement has varied across geographies and property types. A broad recovery is dependent on continued improvement in the national economy.

The following table reflects the commercial mortgage loan portfolio as of June 30, 2011 summarized by loan-to-value ratio based on the annual loan review completed during the second quarter of 2011.

CIGNA CORPORATION – Form 10-Q – 70

Back to Contents

LOAN-TO-VALUE DISTRIBUTION

Loan-to-Value Ratios (In millions)	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$278	$139	$417	13%
50% to 59%	487	44	531	16%
60% to 69%	646	47	693	21%
70% to 79%	568	63	631	19%
80% to 89%	469	6	475	14%
90% to 99%	276	-	276	8%
100% or above	292	-	292	9%
TOTALS	$3,016	$299	$3,315	100%

As summarized above, $299 million or 9% of the commercial mortgage loan portfolio is comprised of subordinated notes and loans, including $271 million of loans secured by first mortgages, which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

There are five loans where the aggregate carrying value of the mortgage loans exceeds the value of the underlying properties by $9 million. All of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment. The mortgage portfolio contains approximately 170 loans, and all but four loans, totaling $85 million, continue to perform under their contractual terms with the actual aggregate default rate at 2.6%. The Company has $374 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as required.

Other Long-term Investments

The Company’s other long-term investments include $797 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of the underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 65 separate partnerships, and approximately 40 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 5% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of June 30, 2011, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than its carrying value by $48 million. Fund investment values continue to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the remaining lives of the funds. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

CIGNA CORPORATION – Form 10-Q – 71

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2011 or 2010.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	June 30, 2011			December 31, 2010
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$81	$(39)	$42	$86	$(39)	$47
Problem commercial mortgage loans (1)	106	(11)	95	90	(4)	86
Foreclosed real estate	59	-	59	59	-	59
TOTAL PROBLEM INVESTMENTS	$246	$(50)	$196	$235	$(43)	$192
Potential problem bonds	$36	$(10)	$26	$40	$(10)	$30
Potential problem commercial mortgage loans	311	(16)	295	305	(8)	297
TOTAL POTENTIAL PROBLEM INVESTMENTS	$347	$(26)	$321	$345	$(18)	$327
(1) Includes a $10 million loan classified in Other long-term investments.

Net problem investments represent 1.0% of total investments excluding policy loans at June 30, 2011. Net problem investments increased by $4 million during the six months ended June 30, 2011 reflecting an increase in commercial mortgage loan activity due to reclassification from potential problem loans, partially offset by a decrease in bonds due to redemption activity.

Net potential problem investments represent 1.6% of total investments excluding policy loans at June 30, 2011. Net potential problem investments decreased by $6 million during the six months ended June 30, 2011, including a decrease in bonds and commercial mortgage loans. The potential problem commercial mortgage loan balance is essentially unchanged, however the population of loans as of June 30, 2011 reflects the results of the annual in-depth commercial mortgage loan portfolio review and 2011 loan modification and refinancing activity.

During the second quarter 2011, the Company restructured a $65 million potential problem mortgage loan into multiple loans, including a $55 million loan at current market terms and a $10 million loan at a below market interest rate. This restructure resulted in a $65 million reduction to potential problem mortgage loans and a $10 million increase to problem mortgage loans. See Note 7 to the Consolidated Financial Statements for further information.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $204 million (net of valuation reserves) at June 30, 2011, are considered impaired. During the three months ended June 30, 2011, the Company recorded a $16 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.

CIGNA CORPORATION – Form 10-Q – 72

Back to Contents

Summary

Included in after-tax realized investment gains (losses) were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities as well as other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Credit-related	$11	$3	$11	$19
Other	1	-	1	1
TOTAL	$12	$3	$12	$20

Market yields were relatively unchanged and valuations of the Company’s invested assets were fairly stable during the first half of 2011 even though financial markets were impacted by several macroeconomic activities, including economic uncertainty in the United States and international geopolitical events. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s financial condition or liquidity.

While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater position, broad commercial real estate market fundamentals continue to be under stress reflecting a slow economic recovery. Should these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s financial condition or liquidity.

CIGNA CORPORATION – Form 10-Q – 73

Back to Contents

Market Risk

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $80 million in the fair value of the futures contracts outstanding under this program as of June 30, 2011. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 5 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses, including on:

•

risks and exposures associated with GMDB (see Note 5 to the Consolidated Financial Statements) and GMIB contracts (see Note 6 to the Consolidated Financial Statements); and

•

pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 64 for further information.

CIGNA CORPORATION – Form 10-Q – 74

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

10.

inability of the hedge programs adopted by the Company to substantially reduce equity market and interest rate risks in the run-off reinsurance operations;

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

CIGNA CORPORATION – Form 10-Q – 75

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

CIGNA CORPORATION – Form 10-Q – 76

Back to Contents

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CIGNA CORPORATION – Form 10-Q – 77

Back to Contents

ITEM 4  Controls and Procedures

Based on an evaluation of the effectiveness of CIGNA’s disclosure controls and procedures conducted under the supervision and with the participation of CIGNA’s management, CIGNA’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, CIGNA’s disclosure controls and procedures are effective to ensure that information required to be disclosed by CIGNA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and is accumulated and communicated to CIGNA’s management, including CIGNA’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in CIGNA’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, CIGNA’s internal control over financial reporting.

CIGNA CORPORATION – Form 10-Q – 78

Back to Contents

PART II OTHER INFORMATION

ITEM 1  Legal Proceedings

The information contained under “Litigation and Other Legal Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

CIGNA CORPORATION – Form 10-Q – 79

Back to Contents

ITEM 1A  Risk Factors

CIGNA’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed description of its risk factors.

CIGNA CORPORATION – Form 10-Q – 80

Back to Contents

ITEM 2  Unregistered Sales of Equity Securities And Use of Proceeds

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about CIGNA’s share repurchase activity for the quarter ended June 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2011	862,829	$44.50	858,520	$546,447,737
May 1-31, 2011	512,658	$47.84	503,950	$522,328,439
June 1-30, 2011	2,009	$49.63	0	$522,328,439
TOTAL	1,377,496	$45.75	1,362,470	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 4,309 shares in April, 8,708 shares in May and 2,009 shares in June.

(2) CIGNA has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. CIGNA suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $522 million as of June 30, 2011 and August 4, 2011.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

CIGNA CORPORATION – Form 10-Q – 81

Back to Contents

ITEM 6  Exhibits

(a)

See Exhibit Index

CIGNA CORPORATION – Form 10-Q – 82

Back to Contents

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date:	August 4, 2011

CIGNA CORPORATION – Form 10-Q – 83

Back to Contents

Index to Exhibits

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on October 26, 2010 and incorporated herein by reference.
4.1 (a)	Indenture dated August 16, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.
(b)	Supplemental Indenture No. 1 dated November 10, 2006 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2006 and incorporated herein by reference.
(c)	Supplemental Indenture No. 2 dated March 15, 2007 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant’s Form 10-Q ended March 31, 2011 and incorporated herein by reference.
(d)	Supplemental Indenture No. 3 dated March 7, 2008 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
(e)	Supplemental Indenture No. 4 dated May 7, 2009 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
(f)	Supplemental Indenture No. 5 dated May 17, 2010 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
(g)	Supplemental Indenture No. 6 dated December 8, 2010 between CIGNA Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
(h)	Supplemental Indenture No. 7 dated March 7, 2011 between CIGNA Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between CIGNA Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

CIGNA CORPORATION – Form 10-Q – E-1

Back to Contents

4.3	Indenture dated June 30, 1988 between CIGNA Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Offer Letter dated April 27, 2011 with Mr. Nicoletti	Filed as Exhibit 10.1 to the registrant’s Form 8-K dated May 31, 2011 and incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of CIGNA Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

CIGNA CORPORATION – Form 10-Q – E-2