Form 10-Q
period 2011-09-30
CIGNA CORP
filed 2011-10-28
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of October 14, 2011, 270,222,950 shares of the issuer’s common stock were outstanding.

Back to Contents

Index

PART I	FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
Consolidated Statements of Income	1
Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income and Changes in Total Equity	3
Consolidated Statements of Comprehensive Income and Changes in Total Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements (unaudited)	6
Note 1	Basis of Presentation	6
Note 2	Recent Accounting Pronouncements	6
Note 3	Acquisitions	7
Note 4	Earnings Per Share (“EPS”)	8
Note 5	Health Care Medical Claims Payable	9
Note 6	Guaranteed Minimum Death Benefit Contracts	10
Note 7	Fair Value Measurements	12
Note 8	Investments	24
Note 9	Derivative Financial Instruments	28
Note 10	Variable Interest Entities	33
Note 11	Reinsurance	33
Note 12	Pension and Other Postretirement Benefit Plans	35
Note 13	Debt	36
Note 14	Accumulated Other Comprehensive Loss	37
Note 15	Income Taxes	38
Note 16	Segment Information	39
Note 17	Contingencies and Other Matters	40
Note 18	Subsequent Event	45
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	82
ITEM 4	Controls and Procedures	83
PART II	OTHER INFORMATION	84
ITEM 1	Legal Proceedings	84
ITEM 1A	Risk Factors	85
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	86
ITEM 6	Exhibits	87
Signature	88
Index to Exhibits	E-1

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1  Financial Statements

Cigna Corporation

Consolidated Statements of Income

(In millions, except per share amounts)	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Premiums and fees	$4,748	$4,621	$14,267	$13,668
Net investment income	297	280	860	829
Mail order pharmacy revenues	368	354	1,056	1,053
Other revenues	187	(17)	296	230
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(23)	-	(25)	(1)
Other realized investment gains	36	28	81	45
Total realized investment gains	13	28	56	44
TOTAL REVENUES	5,613	5,266	16,535	15,824
Benefits and Expenses
Health Care medical claims expense	2,014	2,148	6,125	6,435
Other benefit expenses	1,272	892	3,324	2,748
Mail order pharmacy cost of goods sold	309	291	874	866
GMIB fair value loss	224	22	245	182
Other operating expenses	1,497	1,449	4,454	4,268
TOTAL BENEFITS AND EXPENSES	5,316	4,802	15,022	14,499
Income before Income Taxes	297	464	1,513	1,325
Income taxes:
Current	114	101	274	256
Deferred	(17)	55	201	182
TOTAL TAXES	97	156	475	438
Net Income	200	308	1,038	887
Less: Net Income Attributable to Noncontrolling Interest	-	1	1	3
Shareholders’ Net Income	$200	$307	$1,037	$884
Shareholders’ Net Income Per Share:
Basic	$0.74	$1.13	$3.85	$3.23
Diluted	$0.74	$1.13	$3.80	$3.20
Dividends Declared Per Share	$-	$-	$0.040	$0.040
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 1

Back to Contents

Cigna Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of September 30, 2011		As of December 31, 2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,373; $13,445)		$16,272		$14,709
Equity securities, at fair value (cost, $158; $144)		134		127
Commercial mortgage loans		3,299		3,486
Policy loans		1,610		1,581
Real estate		112		112
Other long-term investments		884		759
Short-term investments		290		174
Total investments		22,601		20,948
Cash and cash equivalents		1,902		1,605
Accrued investment income		276		235
Premiums, accounts and notes receivable, net		1,439		1,318
Reinsurance recoverables		6,305		6,495
Deferred policy acquisition costs		1,259		1,122
Property and equipment		978		912
Deferred income taxes, net		485		782
Goodwill		3,116		3,119
Other assets, including other intangibles		1,525		1,238
Separate account assets		7,918		7,908
TOTAL ASSETS		$47,804		$45,682
LIABILITIES
Contractholder deposit funds		$8,528		$8,509
Future policy benefits		8,654		8,147
Unpaid claims and claim expenses		4,131		4,017
Health Care medical claims payable		1,145		1,246
Unearned premiums and fees		522		416
Total insurance and contractholder liabilities		22,980		22,335
Accounts payable, accrued expenses and other liabilities		5,932		5,936
Short-term debt		330		552
Long-term debt		2,883		2,288
Separate account liabilities		7,918		7,908
TOTAL LIABILITIES		40,043		39,019
Contingencies — Note 17
SHAREHOLDERS’ EQUITY
Common stock (par value per share, $0.25; shares issued, 351)		88		88
Additional paid-in capital		2,561		2,534
Net unrealized appreciation, fixed maturities	$704		$529
Net unrealized appreciation, equity securities	-		3
Net unrealized depreciation, derivatives	(21)		(24)
Net translation of foreign currencies	10		25
Postretirement benefits liability adjustment	(1,134)		(1,147)
Accumulated other comprehensive loss		(441)		(614)
Retained earnings		10,855		9,879
Less treasury stock, at cost		(5,302)		(5,242)
Total shareholders’ equity		7,761		6,645
Noncontrolling interest		-		18
Total equity		7,761		6,663
Total liabilities and equity		$47,804		$45,682
SHAREHOLDERS’ EQUITY PER SHARE		$28.72		$24.44
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 2

Back to Contents

Cigna Corporation

Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts) Three Months Ended September 30,	Unaudited
	2011		2010
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, July 1 and September 30,		$88		$88
Additional Paid-In Capital, July 1,		2,556		2,526
Effects of stock issuance for employee benefit plans		5		4
Additional Paid-In Capital, September 30,		2,561		2,530
Accumulated Other Comprehensive Loss, July 1,		(436)		(539)
Net unrealized appreciation, fixed maturities	$94	94	$198	198
Net unrealized depreciation, equity securities	(3)	(3)	-	-
Net unrealized appreciation on securities	91		198
Net unrealized appreciation (depreciation), derivatives	13	13	(11)	(11)
Net translation of foreign currencies	(113)	(113)	66	66
Postretirement benefits liability adjustment	4	4	1	1
Other comprehensive income (loss)	(5)		254
Accumulated Other Comprehensive Loss, September 30,		(441)		(285)
Retained Earnings, July 1,		10,658		9,129
Shareholders’ net income	200	200	307	307
Effects of stock issuance for employee benefit plans		(3)		(15)
Retained Earnings, September 30,		10,855		9,421
Treasury Stock, July 1,		(5,318)		(5,228)
Repurchase of common stock		-		(78)
Other, primarily issuance of treasury stock for employee benefit plans		16		21
Treasury Stock, September 30,		(5,302)		(5,285)
Shareholders’ Comprehensive Income and Shareholders’ Equity	195	7,761	561	6,469
Noncontrolling interest, July 1,		-		15
Net income attributable to noncontrolling interest	-	-	1	1
Accumulated other comprehensive income attributable to noncontrolling interest	-	-	1	1
Noncontrolling interest, September 30,	-	-	2	17
TOTAL COMPREHENSIVE INCOME AND TOTAL EQUITY	$195	$7,761	$563	$6,486
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 3

Back to Contents

Cigna Corporation

Consolidated Statements of Comprehensive Income and Changes in Total Equity

(In millions, except per share amounts) Nine Months Ended September 30,	Unaudited
	2011		2010
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, January 1 and September 30,		$88		$88
Additional Paid-In Capital, January 1,		2,534		2,514
Effects of stock issuance for employee benefit plans		23		16
Effects of acquisition of noncontrolling interest		4		-
Additional Paid-In Capital, September 30,		2,561		2,530
Accumulated Other Comprehensive Loss, January 1,		(614)		(618)
Net unrealized appreciation, fixed maturities	$175	175	$389	389
Net unrealized depreciation, equity securities	(3)	(3)	(1)	(1)
Net unrealized appreciation on securities	172		388
Net unrealized appreciation, derivatives	3	3	9	9
Net translation of foreign currencies	(15)	(15)	27	27
Postretirement benefits liability adjustment	13	13	(91)	(91)
Other comprehensive income	173		333
Accumulated Other Comprehensive Loss, September 30,		(441)		(285)
Retained Earnings, January 1,		9,879		8,625
Shareholders’ net income	1,037	1,037	884	884
Effects of stock issuance for employee benefit plans		(50)		(77)
Common dividends declared (per share: $0.04; $0.04)		(11)		(11)
Retained Earnings, September 30,		10,855		9,421
Treasury Stock, January 1,		(5,242)		(5,192)
Repurchase of common stock		(225)		(201)
Other, primarily issuance of treasury stock for employee benefit plans		165		108
Treasury Stock, September 30,		(5,302)		(5,285)
Shareholders’ Comprehensive Income and Shareholders’ Equity	1,210	7,761	1,217	6,469
Noncontrolling interest, January 1,		18		12
Net income attributable to noncontrolling interest	1	1	3	3
Accumulated other comprehensive income attributable to noncontrolling interest	-	-	2	2
Acquisition of noncontrolling interest	-	(19)		-
Noncontrolling interest, September 30,	1	-	5	17
TOTAL COMPREHENSIVE INCOME AND TOTAL EQUITY	$1,211	$7,761	$1,222	$6,486
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 4

Back to Contents

Cigna Corporation

Consolidated Statements of Cash Flows

(In millions)	Unaudited Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,038	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	204
Realized investment gains	(56)	(44)
Deferred income taxes	201	182
Gains on sale of businesses (excluding discontinued operations)	(20)	(20)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(133)	(55)
Reinsurance recoverables	8	12
Deferred policy acquisition costs	(168)	(118)
Other assets	(299)	(191)
Insurance liabilities	380	409
Accounts payable, accrued expenses and other liabilities	293	16
Current income taxes	(202)	38
Other, net	(51)	(37)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,243	1,283
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	452	685
Equity securities	5	3
Commercial mortgage loans	166	45
Other (primarily short-term and other long-term investments)	999	800
Investment maturities and repayments:
Fixed maturities	943	575
Commercial mortgage loans	274	60
Investments purchased:
Fixed maturities	(2,309)	(2,047)
Equity securities	(18)	(5)
Commercial mortgage loans	(279)	(160)
Other (primarily short-term and other long-term investments)	(1,169)	(473)
Property and equipment purchases	(291)	(209)
Acquisitions and dispositions, net	1	(332)
NET CASH USED IN INVESTING ACTIVITIES	(1,226)	(1,058)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,002	1,019
Withdrawals and benefit payments from contractholder deposit funds	(895)	(920)
Change in cash overdraft position	(57)	38
Net change in short-term debt	(222)	-
Issuance of long-term debt	587	296
Repayment of long-term debt	(2)	(2)
Repurchase of common stock	(225)	(201)
Issuance of common stock	100	31
Common dividends paid	(11)	(11)
NET CASH PROVIDED BY FINANCING ACTIVITIES	277	250
Effect of foreign currency rate changes on cash and cash equivalents	3	5
Net increase in cash and cash equivalents	297	480
Cash and cash equivalents, January 1,	1,605	924
Cash and cash equivalents, September 30,	$1,902	$1,404
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$466	$215
Interest paid	$124	$116
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

In the first quarter of 2011, the Company acquired the noncontrolling interest in a majority-owned subsidiary that the Company continues to consolidate.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

NOTE 2    Recent Accounting Pronouncements

Deferred acquisition costs. In October 2010, the Financial Accounting Standards Board (“FASB”) amended guidance (ASU 2010-26) for the accounting of costs related to the acquisition or renewal of insurance contracts to require costs such as certain sales compensation or telemarketing costs that are related to unsuccessful efforts to acquire or retain business and any indirect costs to be expensed as incurred. This new guidance must be implemented on January 1, 2012 and any changes to the Company’s Consolidated Financial Statements may be recognized prospectively for acquisition costs incurred beginning in 2012 or through retrospective adjustment of comparative prior periods.

The Company expects to implement the new requirements on January 1, 2012 through retrospective adjustment of prior periods. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment and, to an immaterial extent, the Health Care and corporate-owned life insurance businesses. Because the new requirements further restrict the types of costs that are deferrable, more of the Company’s acquisition costs will be expensed as incurred. The Company expects the cumulative effect of implementing this new guidance to decrease shareholders’ equity as of January 1, 2011 by a range of $250 million to $300 million. In addition, as a result of certain acquisition costs no longer eligible for deferral under the new guidance, the Company expects that full-year 2011 shareholders’ net income on a retrospectively adjusted basis will decrease by a range of $60 million to $70 million from that projected under current GAAP, primarily in its International segment. The Company expects the effect of the new guidance on shareholders’ net income to be generally comparable in future years to that estimated for 2011. Implementation of this new guidance will have no impact on the underlying economic value, revenues or cash flows of the Company’s businesses, nor will it impact the Company’s liquidity or the statutory surplus of its insurance subsidiaries.

Troubled debt restructurings. In April 2011, the FASB amended guidance (ASU 2011-02) to clarify for lenders that a troubled debt restructuring occurs when a debt modification is a concession to the borrower and the borrower is experiencing financial difficulties. The amendments are effective July 1, 2011 and are to be applied retrospectively to loan restructurings occurring on or after January 1, 2011. The amendment also requires new disclosures beginning in the third quarter 2011 addressing certain troubled debt restructurings. On adoption, there was no material effect to the Company’s results of operations or financial condition. See Note 8 for additional information related to commercial mortgage loans.

CIGNA CORPORATION – Form 10-Q – 6

Back to Contents

Fair value measurements. In May 2011, the FASB amended guidance (ASU 2011-04) to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments, including expanded disclosures about Level 3 measurements, are effective January 1, 2012 and are to be applied prospectively. On adoption, the Company does not expect a material effect to its results of operations or financial condition.

NOTE 3    Acquisitions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.

Acquisition of FirstAssist.

In September 2011, the Company entered into a stock purchase agreement to acquire FirstAssist Group Holdings Limited (“FirstAssist”) from Barclays Private Equity for approximately $110 million. The acquisition is expected to close in the fourth quarter of 2011, pending regulatory approval. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world. The Company expects to use available cash on hand for the purchase.

Acquisition of Vanbreda International.

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

The results of Vanbreda International are included in the Company’s Consolidated Financial Statements from the date of acquisition. The pro forma effect on total revenues and net income assuming the acquisition had occurred as of January 1, 2009 was not material to the Company’s total revenues and shareholders’ net income for the three months and nine months ended September 30, 2010.

CIGNA CORPORATION – Form 10-Q – 7

Back to Contents

NOTE 4    Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

Three Months Ended September 30, (Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2011
Shareholders’ net income	$200		$200
Shares (in thousands):
Weighted average	268,569		268,569
Common stock equivalents		3,491	3,491
Total shares	268,569	3,491	272,060
EPS	$0.74	$-	$0.74
2010
Shareholders’ net income	$307		$307
Shares (in thousands):
Weighted average	270,497		270,497
Common stock equivalents		2,343	2,343
Total shares	270,497	2,343	272,840
EPS	$1.13	$-	$1.13
Nine Months Ended September 30, (Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2011
Shareholders’ net income	$1,037		$1,037
Shares (in thousands):
Weighted average	269,163		269,163
Common stock equivalents		3,721	3,721
Total shares	269,163	3,721	272,884
EPS	$3.85	$(0.05)	$3.80
2010
Shareholders’ net income	$884		$884
Shares (in thousands):
Weighted average	273,748		273,748
Common stock equivalents		2,395	2,395
Total shares	273,748	2,395	276,143
EPS	$3.23	$(0.03)	$3.20

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Antidilutive options	3.9	6.7	3.6	6.2

The Company held 80,697,257 shares of common stock in Treasury as of September 30, 2011, and 80,096,166 shares as of September 30, 2010.

CIGNA CORPORATION – Form 10-Q – 8

Back to Contents

NOTE 5    Health Care Medical Claims Payable

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process) and other medical expense payable, that primarily comprises accruals for incentives and other amounts payable to health care professionals and facilities. Incurred but not yet reported claims comprise the majority of the reserve balance as follows:

(In millions)	September 30, 2011	December 31, 2010
Incurred but not yet reported	$981	$1,067
Reported claims in process	147	164
Other medical expense payable	17	15
MEDICAL CLAIMS PAYABLE	$1,145	$1,246

Activity in medical claims payable was as follows:

(In millions)	For the period ended
	September 30, 2011	December 31, 2010
Balance at January 1,	$1,246	$921
Less: Reinsurance and other amounts recoverable	236	206
Balance at January 1, net	1,010	715
Incurred claims related to:
Current year	6,249	8,663
Prior years	(124)	(93)
Total incurred	6,125	8,570
Paid claims related to:
Current year	5,352	7,682
Prior years	830	593
Total paid	6,182	8,275
Ending Balance, net	953	1,010
Add: Reinsurance and other amounts recoverable	192	236
ENDING BALANCE	$1,145	$1,246

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the nine months ended September 30, 2011, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $124 million, or 1.4% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction in medical claims payable of $84 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $40 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

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

CIGNA CORPORATION – Form 10-Q – 9

Back to Contents

The corresponding impact of prior year development on shareholders’ net income was $52 million for the nine months ended September 30, 2011 compared with $26 million for the nine months ended September 30, 2010. The favorable effects of prior year development on net income in 2011 and 2010 primarily reflect low medical services utilization trend. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons.

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

NOTE 6    Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.3 billion as of September 30, 2011 and $1.1 billion as of December 31, 2010. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using an internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

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

See Note 9 for further information on the Company’s dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

Since December 31, 2010, the Company updated its long-term assumption for assumed mean investment performance (“growth interest rate”) of the underlying equity mutual funds to use the market-observable LIBOR swap curve for the portion of the liability that is covered by the Company’s recently implemented growth interest rate hedge program.

CIGNA CORPORATION – Form 10-Q – 10

Back to Contents

During the third quarter of 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefit expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by:

•

adverse volatility-related impacts of $34 million ($22 million after-tax) due to turbulent equity market conditions. Volatility risk is not covered by the hedging programs. Also, the equity market volatility reduced the effectiveness of the hedging program for equity market exposures, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders.

•

adverse interest rate impacts of $23 million ($15 million after-tax) reflecting management’s consideration of the anticipated impact of continuing low current short-term interest rates. This evaluation also led management to lower the mean investment performance assumption for equity funds from 5% to 4.75% for those funds not subject to the growth interest rate hedge program.

•

adverse impacts of overall market declines of $13 million ($8 million after-tax), that includes an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments such as bond funds, neither of which are included in the hedge programs.

During the third quarter of 2010, the Company recorded additional other benefit expenses of $52 million pre-tax ($34 million after-tax) to strengthen GMDB reserves. Current short-term interest rates had declined in 2010 from the level anticipated at December 31, 2009, leading the Company to increase reserves. Interest rate risk was not covered by the GMDB hedge program at that time. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	For the period ended
	September 30, 2011	December 31, 2010
Balance at January 1	$1,138	$1,285
Add: Unpaid Claims	37	36
Less: Reinsurance and other amounts recoverable	51	53
Balance at January 1, net	1,124	1,268
Add: Incurred benefits	213	(20)
Less: Paid benefits	78	124
Ending balance, net	1,259	1,124
Less: Unpaid Claims	40	37
Add: Reinsurance and other amounts recoverable	58	51
ENDING BALANCE	$1,277	$1,138

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity markets and interest rates on the liability, and include the 2011 and 2010 charges discussed above.

The aggregate value of the underlying mutual fund investments was $13.3 billion as of September 30, 2011 and $16.6 billion as of December 31, 2010. The death benefit coverage in force was $6.2 billion as of September 30, 2011 and $5.2 billion as of December 31, 2010. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 495,000 as of September 30, 2011 and 530,000 as of December 31, 2010).

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (“GMIB”). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 7 for further information.

CIGNA CORPORATION – Form 10-Q – 11

Back to Contents

NOTE 7    Fair Value Measurements

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

CIGNA CORPORATION – Form 10-Q – 12

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2011 and December 31, 2010 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, that are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

September 30, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$218	$726	$3	$947
State and local government	-	2,461	-	2,461
Foreign government	-	1,219	21	1,240
Corporate	-	10,228	395	10,623
Federal agency mortgage-backed	-	9	-	9
Other mortgage-backed	-	80	1	81
Other asset-backed	-	358	553	911
Total fixed maturities (1)	218	15,081	973	16,272
Equity securities	4	96	34	134
Subtotal	222	15,177	1,007	16,406
Short-term investments	-	290	-	290
GMIB assets (2)	-	-	741	741
Other derivative assets (3)	-	45	-	45
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$222	$15,512	$1,748	$17,482
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,384	$1,384
Other derivative liabilities (3)	-	24	-	24
Total financial liabilities at fair value	$-	$24	$1,384	$1,408

(1) Fixed maturities includes $819 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $112 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3) Other derivative assets includes $10 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $35 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.

CIGNA CORPORATION – Form 10-Q – 13

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

CIGNA CORPORATION – Form 10-Q – 14

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2011 or December 31, 2010. The nature and use of these other derivatives are described in Note 9.

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

Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	September 30, 2011	December 31, 2010
Other asset and mortgage-backed securities - valued using pricing models	$554	$514
Corporate and government bonds - valued using pricing models	358	312
Corporate bonds - valued at transaction price	61	73
Equity securities - valued at transaction price	34	34
TOTAL	$1,007	$933

Fair values of mortgage and asset-backed securities and most corporate bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation. Certain subordinated corporate bonds and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

CIGNA CORPORATION – Form 10-Q – 15

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

These GMIB assets and liabilities are estimated with an internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of September 30, 2011 were as follows:

•

The market return (“growth interest rate”) and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.43% at September 30, 2011 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 53% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 39% for equity funds, 4% to 11% for bond funds, and 1% to 2% for money market funds.

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

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 10 to 160 basis points for the GMIB liability and from 10 to 145 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.

CIGNA CORPORATION – Form 10-Q – 16

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2011 and 2010. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

CIGNA CORPORATION – Form 10-Q – 17

Back to Contents

For the Three Months Ended September 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2011	$950	$490	$(917)	$(427)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	259	(483)	(224)
Other	(2)	-	-	-
Total gains (losses) included in shareholders’ net income	(2)	259	(483)	(224)
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	34	-	-	-
Purchases, sales and settlements:
Purchases	9	-	-	-
Sales	(1)	-	-	-
Settlements	(3)	(8)	16	8
Total purchases, sales and settlements	5	(8)	16	8
Transfers into/(out of) Level 3:
Transfers into Level 3	33	-	-	-
Transfers out of Level 3	(12)	-	-	-
Total transfers into/(out of) Level 3	21	-	-	-
Balance at September 30, 2011	$1,007	$741	$(1,384)	$(643)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$(2)	$259	$(483)	$(224)
(1) Amounts do not accrue to shareholders.
For the Three Months Ended September 30, 2010 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2010	$945	$658	$(1,221)	$(563)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	24	(46)	(22)
Other	5	-	-	-
Total gains (losses) included in shareholders’ net income	5	24	(46)	(22)
Gains included in other comprehensive income	9	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	30	-	-	-
Purchases, sales and settlements:
Purchases	19	-	-	-
Settlements	(22)	(9)	21	12
Total purchases, sales and settlements	(3)	(9)	21	12
Transfers into/(out of) Level 3:
Transfers into Level 3	27	-	-	-
Transfers out of Level 3	(24)	-	-	-
Total transfers into/(out of) Level 3	3	-	-	-
Balance at September 30, 2010	$989	$673	$(1,246)	$(573)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$5	$24	$(46)	$(22)
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 18

Back to Contents

For the Nine Months Ended September 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	286	(531)	(245)
Other	5	-	-	-
Total gains (losses) included in shareholders’ net income	5	286	(531)	(245)
Gains included in other comprehensive income	7	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	39	-	-	-
Purchases, sales and settlements:
Purchases	58	-	-	-
Sales	(1)	-	-	-
Settlements	(34)	(25)	50	25
Total purchases, sales and settlements	23	(25)	50	25
Transfers into/(out of) Level 3:
Transfers into Level 3	52	-	-	-
Transfers out of Level 3	(52)	-	-	-
Total transfers into/(out of) Level 3	-	-	-	-
Balance at September 30, 2011	$1,007	$741	$(1,384)	$(643)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$4	$286	$(531)	$(245)
(1) Amounts do not accrue to shareholders.
For the Nine Months Ended September 30, 2010 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	211	(393)	(182)
Other	17	-	-	-
Total gains (losses) included in shareholders’ net income	17	211	(393)	(182)
Gains included in other comprehensive income	30	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	91	-	-	-
Purchases, sales and settlements:
Purchases	39	-	-	-
Sales	(1)	-	-	-
Settlements	(67)	(20)	50	30
Total purchases, sales and settlements	(29)	(20)	50	30
Transfers into/(out of) Level 3:
Transfers into Level 3	99	-	-	-
Transfers out of Level 3	(64)	-	-	-
Total transfers into/(out of) Level 3	35	-	-	-
Balance at September 30, 2010	$989	$673	$(1,246)	$(573)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$14	$211	$(393)	$(182)
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 19

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the nine months ended September 30, 2010, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.

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

GMIB fair value losses of $224 million for the three months ended September 30, 2011 and $245 million for the nine months ended September 30, 2011 were primarily due to declining interest rates. The fair value losses for the three months ended September 30, 2011 were also impacted by decreases in underlying account values.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also implemented a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts (“GMIB growth interest rate hedge program”) using LIBOR swap contracts and interest rate futures contracts. See Note 9 for further information.

GMIB fair value losses of $22 million for the three months ended September 30, 2010 and $182 million for the nine months ended September 30, 2010, were primarily a result of declining interest rates, partially offset by increases in underlying account values that occurred during those periods.

CIGNA CORPORATION – Form 10-Q – 20

Back to Contents

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of September 30, 2011 and December 31, 2010 separate account assets were as follows:

September 30, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$238	$1,446	$-	$1,684
Non-guaranteed separate accounts (1)	1,545	3,936	753	6,234
TOTAL SEPARATE ACCOUNT ASSETS	$1,783	$5,382	$753	$7,918
(1) As of September 30, 2011, non-guaranteed separate accounts include $2.9 billion in assets supporting the Company’s pension plans, including $708 million classified in Level 3.
December 31, 2010 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$286	$1,418	$-	$1,704
Non-guaranteed separate accounts (1)	1,947	3,663	594	6,204
TOTAL SEPARATE ACCOUNT ASSETS	$2,233	$5,081	$594	$7,908
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

CIGNA CORPORATION – Form 10-Q – 21

Back to Contents

The following tables summarize the changes in separate account assets reported in Level 3 for the three and nine months ended September 30, 2011 and 2010.

(In millions)	Three Months Ended September 30,
	2011	2010
Balance at July 1	$644	$534
Policyholder gains (1)	23	17
Purchases, sales and settlements:
Purchases	111	118
Sales	(10)	(97)
Settlements	(18)	(9)
Total purchases, sales and settlements	83	12
Transfers into/(out of) Level 3:
Transfers into Level 3	4	3
Transfers out of Level 3	(1)	(2)
Total transfers into/(out of) Level 3	3	1
BALANCE AT SEPTEMBER 30	$753	$564
(1) Included in this amount are gains of $23 million at September 30, 2011 and $5 million at September 30, 2010 attributable to instruments still held.
(In millions)	Nine Months Ended September 30,
	2011	2010
Balance at January 1	$594	$550
Policyholder gains (1)	101	31
Purchases, sales and settlements:
Purchases	226	161
Sales	(51)	(124)
Settlements	(111)	(36)
Total purchases, sales and settlements	64	1
Transfers into/(out of) Level 3:
Transfers into Level 3	4	4
Transfers out of Level 3	(10)	(22)
Total transfers into/(out of) Level 3	(6)	(18)
BALANCE AT SEPTEMBER 30	$753	$564
(1) Included in this amount are gains of $84 million at September 30, 2011 and $16 million at September 30, 2010 attributable to instruments still held.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in commercial mortgage loans and real estate entities when they become impaired. During the nine months ended September 30, 2011, impaired commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $11 million. For the nine months ended September 30, 2010, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $20 million.

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

CIGNA CORPORATION – Form 10-Q – 22

Back to Contents

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s consolidated financial statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2011 and December 31, 2010:

(In millions)	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	$3,395	$3,299	$3,470	$3,486
Contractholder deposit funds, excluding universal life products	$1,038	$1,019	$1,001	$989
Long-term debt, including current maturities, excluding capital leases	$3,478	$3,087	$2,926	$2,709

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

CIGNA CORPORATION – Form 10-Q – 23

Back to Contents

NOTE 8    Investments

Total Realized Investment Gains and Losses

The following realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturities	$(14)	$14	$36	$48
Equity securities	(9)	4	(5)	7
Commercial mortgage loans	-	(1)	(16)	(16)
Other investments, including derivatives	36	11	41	5
Realized investment gains before income taxes	13	28	56	44
Less income taxes	4	10	19	15
NET REALIZED INVESTMENT GAINS	$9	$18	$37	$29

Included in pre-tax realized investment gains above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit-related (1)	$5	$1	$21	$31
Other (2)	22	-	24	1
TOTAL	$27	$1	$45	$32

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities, and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities.

(2) Other primarily represents the impact of rising market yields on investments where the Company could not demonstrate the intent and ability to hold until recovery.

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

(In millions)	As of September 30, 2011	As of December 31, 2010
Included in fixed maturities:
Trading securities (amortized cost: $2; $3)	$2	$3
Hybrid securities (amortized cost: $29; $45)	31	52
TOTAL	$33	$55
Included in equity securities:
Hybrid securities (amortized cost: $112; $108)	$87	$86

Fixed maturities included $81 million at September 30, 2011, that were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities.

CIGNA CORPORATION – Form 10-Q – 24

Back to Contents

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2011:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$954	$966
Due after one year through five years	4,738	5,069
Due after five years through ten years	5,200	5,746
Due after ten years	2,605	3,459
Other asset and mortgage-backed securities	845	999
TOTAL	$14,342	$16,239

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $33 million at September 30, 2011 and $55 million at December 31, 2010) by type of issuer is shown below.

(In millions)	September 30, 2011
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$549	$398	$-	$947
State and local government	2,214	251	(4)	2,461
Foreign government	1,148	94	(2)	1,240
Corporate	9,586	1,047	(41)	10,592
Federal agency mortgage-backed	9	-	-	9
Other mortgage-backed	75	10	(4)	81
Other asset-backed	761	158	(10)	909
TOTAL	$14,342	$1,958	$(61)	$16,239
(In millions)	December 31, 2010
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$459	$229	$(1)	$687
State and local government	2,305	172	(10)	2,467
Foreign government	1,095	63	(4)	1,154
Corporate	8,697	744	(49)	9,392
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	80	10	(3)	87
Other asset-backed	752	117	(12)	857
TOTAL	$13,397	$1,336	$(79)	$14,654

The above table includes investments with a fair value of $2.9 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $842 million and gross unrealized depreciation of $23 million at September 30, 2011. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2010, investments supporting this business had a fair value of $2.5 billion, gross unrealized appreciation of $476 million and gross unrealized depreciation of $33 million.

CIGNA CORPORATION – Form 10-Q – 25

Back to Contents

Sales information for available-for-sale fixed maturities and equity securities were as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds from sales	$153	$239	$457	$688
Gross gains on sales	$8	$9	$36	$36
Gross losses on sales	$(3)	$-	$(4)	$(3)

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

Excluding trading and hybrid securities, as of September 30, 2011, fixed maturities with a decline in fair value from amortized cost (that were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
Fixed maturities:
One year or less:
Investment grade	$635	$654	$(19)	232
Below investment grade	$381	$388	$(7)	195
More than one year:
Investment grade	$234	$261	$(27)	56
Below investment grade	$25	$33	$(8)	15

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Equity securities with a fair value lower than cost were not material as of September 30, 2011.

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

CIGNA CORPORATION – Form 10-Q – 26

Back to Contents

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2011:

(Dollars in millions) Loan-to-Value Ratios	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$274	$-	$4	$50	$9	$337
50% to 59%	368	102	26	-	53	549
60% to 69%	517	140	42	-	74	773
70% to 79%	150	133	142	159	37	621
80% to 89%	112	81	115	72	72	452
90% to 99%	36	35	30	59	116	276
100% or above	-	10	50	87	144	291
TOTAL	$1,457	$501	$409	$427	$505	$3,299

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company’s investment professionals in the second quarter of 2011 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 71% at September 30, 2011, decreasing from 74% as of December 31, 2010. The portfolio’s average debt service coverage ratio was estimated to be 1.36 as of September 30, 2011, a decrease from 1.38 as of December 31, 2010, reflecting payoff activity on loans with high debt service coverage ratios.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During the nine months ended September 30, 2011, the Company restructured a $65 million potential problem mortgage loan. The original loan was modified into two notes, including a $55 million loan at current market terms and a $10 million loan issued at a below market interest rate. This modification is considered a troubled debt restructuring because the borrower was experiencing financial difficulties and a concession was granted as the second loan was issued at a below market interest rate. No valuation reserve was required because the fair value of the underlying property exceeds the total outstanding loans. As a part of this restructuring, both the borrower and the Company have committed to fund additional capital for leasing and capital requirements.

Other loans were modified during the nine months ended September 30, 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $380 million at September 30, 2011 and $383 million at December 31, 2010. At September 30, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region. There were no significant concentrations by property type or geographic region at December 31, 2010.

CIGNA CORPORATION – Form 10-Q – 27

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

(In millions)	September 30, 2011			December 31, 2010
	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$171	$(27)	$144	$47	$(12)	$35
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
TOTAL	$231	$(27)	$204	$107	$(12)	$95

The average recorded investment in impaired loans was $166 million for the nine months ended September 30, 2011 and $185 million for the nine months ended September 30, 2010. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the nine months ended September 30, 2011 or 2010. Interest income on impaired commercial mortgage loans was not significant for the nine months ended September 30, 2011 or 2010.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2011	2010
Reserve balance, January 1,	$12	$17
Increase in valuation reserves	16	17
Charge-offs upon sales and repayments, net of recoveries	(1)	(12)
Transfers to real estate	-	(12)
RESERVE BALANCE, SEPTEMBER 30,	$27	$10

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents include corporate securities of $1.5 billion, federal government securities of $203 million and money market funds of $33 million as of September 30, 2011. The Company’s short-term investments and cash equivalents as of December 31, 2010 included corporate securities of $1.1 billion, federal government securities of $137 million and money market funds of $40 million.

NOTE 9    Derivative Financial Instruments

Derivative instruments associated with the Company’s run-off reinsurance segment. GMIB liabilities and assets are considered derivatives because cash flows are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments. The Company reports these GMIB liabilities and assets as derivatives at fair value; see Note 7 for further details.

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

CIGNA CORPORATION – Form 10-Q – 28

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

See Notes 6 and 7 for further details regarding these businesses.

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

Collateral and termination features. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of September 30, 2011 and December 31, 2010.

The following tables present information about the Company’s primary derivative financial instruments, excluding derivatives in the Company’s separate accounts because those associated gains and losses generally accrue directly to policyholders.

CIGNA CORPORATION – Form 10-Q – 29

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
Derivatives Designated as Accounting Hedges - Cash Flow Hedges

Interest rate swaps — $136 million as of September 30, 2011 and $153 million as of December 31, 2010 of par value of related investments

Foreign currency swaps — $134 million as of September 30, 2011 and $159 million as of December 31, 2010 of U.S. dollar equivalent par value of related investments

Combination swaps (interest rate and foreign currency) — $64 million as of September 30, 2011 and December 31, 2010 of U.S. dollar equivalent par value of related investments

	Interest rate and foreign currency

To hedge the interest and/or foreign currency cash flows of fixed maturities to match associated liabilities. Currency swaps are primarily euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds for periods of up to 10 years.

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

	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
		As of September 30, 2011	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010	Three Months Ended September 30,		Nine Months Ended September 30,
						2011	2010	2011	2010
	Interest rate swaps	$8	$10	$-	$-	$-	$1	$(2)	$4
	Foreign currency swaps	2	6	16	20	10	(11)	-	7
	Interest rate and foreign currency swaps	-	-	8	12	9	(9)	4	(1)
	TOTAL	$10	$16	$24	$32	$19	$(19)	$2	$10
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

	Fair Value Effect on the Financial Statements

During the first quarter of 2009, the remaining treasury locks matured and the Company recognized a gain of $14 million in other comprehensive income, resulting in net cumulative losses of $36 million ($23 million after-tax) recorded in other comprehensive income, that are being amortized over the period of expected cash flows. The remaining unamortized balance in other comprehensive income was $17 million after-tax as of September 30, 2011 and $19 million after-tax as of December 31, 2010.

For the three months and nine months ended September 30, 2011 and 2010, the amount of gains or losses reclassified from accumulated other comprehensive income into income was not material. No gains or losses were recognized due to ineffectiveness and no amounts were excluded from the assessment of hedge ineffectiveness.

CIGNA CORPORATION – Form 10-Q – 30

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
Derivatives Not Designated As Accounting Hedges

Written options (GMIB liability) — $1,318 million as of September 30, 2011 and $1,134 million as of December 31, 2010 of maximum potential undiscounted future payments as defined in Note 17

Purchased options (GMIB asset) — $725 million as of September 30, 2011 and $624 million as of December 31, 2010 of maximum potential undiscounted future receipts as defined in Note 17

	Equity and interest rate

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
	Fair Value Effect on the Financial Statements (In millions)
	Instrument	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
		As of September 30, 2011	As of December 31, 2010	As of September 30, 2011	As of December 31, 2010	Three Months Ended September 30,		Nine Months Ended September 30,
						2011	2010	2011	2010
	Written options (GMIB liability)			$1,384	$903	$483	$46	$531	$393
	Purchased options (GMIB asset)	$741	$480			(259)	(24)	(286)	(211)
	TOTAL	$741	$480	$1,384	$903	$224	$22	$245	$182

CIGNA CORPORATION – Form 10-Q – 31

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose	Cash Flows		Accounting Policy
Derivatives Not Designated As Accounting Hedges
Futures — $1,056 million and $878 million of U.S. dollar equivalent notional value as of September 30, 2011 and December 31, 2010	Equity and foreign currency

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

			The Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.		Fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in other assets and other liabilities.
	Fair Value Effect on the Financial Statements (In millions)
			Other Revenues
			Three Months Ended September 30,		Nine Months Ended September 30,
			2011	2010	2011	2010
	Futures for GMDB exposures		$100	$(119)	$51	$(72)
	Futures for GMIB exposures		10		10
	TOTAL FUTURES		$110	$(119)	$61	$(72)
Interest rate swaps — $240 million of swap notional value as of September 30, 2011	Interest rate

To reduce the exposure to changes in interest rate levels on the growth rate for certain contracts that guarantee minimum death benefits and minimum income benefits. The hedge program covers approximately one-third of the GMDB and approximately one-quarter of the GMIB growth interest exposures.

			For interest rate swaps, the Company periodically exchanges cash flows between variable and fixed interest rates. Cash flows are included in operating activities.		For interest rate swaps, fair values are reported in other assets and other liabilities, with changes in fair value and interest income and interest expense reported in other revenues.
Interest rate futures — $656 million notional value of Eurodollar futures contracts and $34 million notional value of U.S. Treasury futures contracts as of September 30, 2011			For interest rate futures, the Company receives (pays) cash daily in the amount of the change in fair value of the futures contracts. Cash flows are included in operating activities.

For interest rate futures, fair value changes are reported in other revenues. Amounts not yet settled from the previous day’s fair value change (daily variation margin) are reported in other assets and other liabilities.

	Fair Value Effect on the Financial Statements (In millions)
		Other assets, including other intangibles	Other Revenues
		As of September 30, 2011	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Interest rate swaps	$33	$25		$37
	Interest rate futures		(2)		(2)
	TOTAL SWAPS AND FUTURES		$23		$35
	Derivatives for GMDB exposures		$20		$30
	Derivatives for GMIB exposures		3		5
	TOTAL SWAPS AND FUTURES		$23		$35

CIGNA CORPORATION – Form 10-Q – 32

Back to Contents

Instrument / Volume of Activity	Primary Risk	Purpose		Cash Flows		Accounting Policy
Derivatives Not Designated As Accounting Hedges
Interest rate swaps — $40 million and $45 million of par value of related investments as of September 30, 2011 and December 31, 2010	Interest rate	To hedge the interest cash flows of fixed maturities to match associated liabilities.		The Company periodically exchanges cash flows between variable and fixed interest rates and these cash flows are included in investing activities.		Fair values are reported in other long-term investments or other liabilities, with changes in fair value reported in other realized investment gains and losses.
	Fair Value Effect on the Financial Statements (In millions)
		Other Long-Term Investments		Realized Investment Gains (Losses)
		As of September 30,	As of December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010	2011	2010
	Interest rate swaps	$2	$3	$-	$-	$-	$2

NOTE 10    Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of its involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•

the structure and purpose of the entity;

•

the risks and rewards created by and shared through the entity; and

•

the entity’s participants’ ability to direct the activities, receive its benefits and absorb its losses. Participants include the entity’s sponsors, equity holders, guarantors, creditors and servicers.

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager. These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations or mortgage-backed securities. The asset-backed securities largely represent fixed-rate debt securities issued by trusts that hold perpetual floating-rate subordinated notes issued by foreign banks. The mortgage-backed securities represent senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets. The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools. The Company is not the primary beneficiary and does not consolidate any of these entities because either:

•

it had no power to direct the activities that most significantly impact the entities’ economic performance; or

•

it had neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

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

NOTE 11    Reinsurance

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

CIGNA CORPORATION – Form 10-Q – 33

Back to Contents

Retirement benefits business. The Company had reinsurance recoverables of $1.5 billion as of September 30, 2011 and $1.7 billion as of December 31, 2010 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, that is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of September 30, 2011, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.2 billion as of September 30, 2011 and $4.3 billion as of December 31, 2010 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. Until late July 2011, $3.8 billion recoverable from The Lincoln National Life Insurance Company was secured by assets held in a trust, which had been established to allow the Company to take statutory reserve credit in New York for business ceded to Lincoln National Life Insurance Company. Under Section 532 of the Dodd-Frank Act, which became effective July 21, 2011, the trust is no longer required for the Company to take statutory reserve credit, and as a result, Lincoln National Life Insurance Company has dissolved the trust. If either of these reinsurers fails to maintain a specified minimum credit or claims paying rating, they are required to fully secure the outstanding balance pursuant to the reinsurance agreement. As of September 30, 2011, both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $269 million as of September 30, 2011 are expected to be collected from more than 60 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2011, the Company’s recoverables related to these segments were net of reserves of $7 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business and also purchased retrocessional coverage to reduce the risk of loss on these contracts. In December 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers’ compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers. See Note 3 beginning on page 84 of the Company’s 2010 Form 10-K for further details regarding this arrangement.

Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $271 million as of September 30, 2011. Of this amount, over 90% are secured by assets in trust or letters of credit. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in Other assets, including other intangibles and the liability is recorded in Accounts payable, accrued expenses and other liabilities (see Notes 7 and 17 for additional discussion of these GMIB assets and liabilities).

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2011, the Company’s recoverables related to this segment were net of a reserve of $1 million.

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

CIGNA CORPORATION – Form 10-Q – 34

Back to Contents

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2011, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ceded premiums and fees
Individual life insurance and annuity business sold	$50	$47	$146	$142
Other	62	52	179	181
TOTAL	$112	$99	$325	$323
Reinsurance recoveries
Individual life insurance and annuity business sold	$67	$87	$219	$235
Other	64	45	157	138
TOTAL	$131	$132	$376	$373

NOTE 12    Pension and Other Postretirement Benefit Plans

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

For the nine months ended September 30, 2011, the Company’s postretirement benefits liability decreased by $20 million pre-tax ($13 million after-tax) resulting in an increase in shareholders’ equity. This was primarily a result of net amortization of actuarial losses and prior service cost and, to a lesser extent, the results of the annual actuarial review completed during the second quarter of 2011.

Pension and Other Postretirement Benefits. Components of net pension and net other postretirement benefit costs were as follows:

(In millions)	Pension Benefits				Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$-	$-	$1	$1	$-	$-	$1	$1
Interest cost	57	61	171	181	5	7	15	17
Expected long-term return on plan assets	(67)	(63)	(200)	(189)	-	(1)		(1)
Amortization of:
Net loss from past experience	10	7	29	21	-	-	-	-
Prior service cost	-	-	-	-	(4)	(5)	(12)	(14)
NET PENSION COST	$-	$5	$1	$14	$1	$1	$4	$3

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the nine months ended September 30, 2011, the Company contributed $231 million, of which $77 million was required and $154 million was voluntary. For the remainder of 2011, the Company expects to make additional contributions of $19 million.

CIGNA CORPORATION – Form 10-Q – 35

Back to Contents

NOTE 13    Debt

Short-term and long-term debt were as follows:

(In millions)	September 30, 2011	December 31, 2010
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	230	452
TOTAL SHORT-TERM DEBT	$330	$552
Long-term:
Uncollateralized debt:
5.375% Notes due 2017	$250	$250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	298	-
6.37% Notes due 2021	78	78
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	-
Other	29	30
TOTAL LONG-TERM DEBT	$2,883	$2,288

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, which permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remaining 13 banks having 64% of the commitment. The credit agreement includes options, which are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2.0 billion and to extend the term past June of 2016. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50. As of September 30, 2011, the Company had $1.4 billion of borrowing capacity under the bank line facility, reflecting $118 million of letters of credit issued as of September 30, 2011. Within the maximum debt coverage covenant in the agreement, the Company has approximately $4.8 billion of additional borrowing capacity in addition to the $3.2 billion of debt outstanding.

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

CIGNA CORPORATION – Form 10-Q – 36

Back to Contents

NOTE 14    Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended September 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$115	$(39)	$76
Reclassification adjustment for losses included in shareholders’ net income	23	(8)	15
Net unrealized appreciation, securities	$138	$(47)	$91
Net unrealized depreciation, derivatives	$20	$(7)	$13
Net translation of foreign currencies	$(131)	$18	$(113)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(2)	$4
Net postretirement benefits liability adjustment	$6	$(2)	$4
Three Months Ended September 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$320	$(110)	$210
Reclassification adjustment for (gains) included in shareholders’ net income	(18)	6	(12)
Net unrealized appreciation, securities	$302	$(104)	$198
Net unrealized appreciation, derivatives	$(17)	$6	$(11)
Net translation of foreign currencies	$95	$(29)	$66
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$2	$(1)	$1
Net postretirement benefits liability adjustment	$2	$(1)	$1

CIGNA CORPORATION – Form 10-Q – 37

Back to Contents

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Nine Months Ended September 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$292	$(99)	$193
Reclassification adjustment for (gains) included in shareholders’ net income	(31)	10	(21)
Net unrealized appreciation, securities	$261	$(89)	$172
Net unrealized appreciation, derivatives	$5	$(2)	$3
Net translation of foreign currencies	$(17)	$2	$(15)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$17	$(6)	$11
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment	$20	$(7)	$13
Nine Months Ended September 30, 2010
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$645	$(221)	$424
Reclassification adjustment for (gains) included in shareholders’ net income	(55)	19	(36)
Net unrealized appreciation, securities	$590	$(202)	$388
Net unrealized appreciation, derivatives	$13	$(4)	$9
Net translation of foreign currencies	$42	$(15)	$27
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$4	$11
Net change due to valuation update	(157)	55	(102)
Net postretirement benefits liability adjustment	$(150)	$59	$(91)

NOTE 15    Income Taxes

A. Income Tax Expense

Except for its South Korea and Hong Kong operations, the Company accrues U.S. income taxes on the undistributed earnings of its foreign subsidiaries. The Company computes income taxes attributable to the South Korea and Hong Kong operations using the foreign jurisdiction tax rate, as compared to the higher U.S. statutory tax rate, based upon its determination that the prospective earnings of these operations would be permanently invested overseas. The Company continues to evaluate this permanent investment strategy for additional foreign jurisdictions.

As a result, shareholders’ net income for the nine months ended September 30, 2011 increased by $22 million, that included $18 million relative to South Korea and $4 million relative to Hong Kong. Shareholders’ net income for the nine months ended September 30, 2010 increased by $25 million, that included $15 million related to South Korea and $10 million related to Hong Kong (including $6 million related to the first quarter 2010 implementation). Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $76 million through September 30, 2011.

B. Unrecognized Tax Benefits

During the first quarter of 2011, the IRS completed its examination of the Company‘s 2007 and 2008 consolidated federal income tax returns, resulting in an increase to shareholders’ net income of $24 million ($33 million reported in income tax expense, partially offset by a $9 million pre-tax charge). The increase in shareholders’ net income included a reduction in net unrecognized tax benefits of $11 million and a reduction of interest expense of $11 million (reported in income tax expense).

Gross unrecognized tax benefits declined for the nine months ended September 30, 2011 by $144 million due primarily to the completion of the 2007 and 2008 IRS examinations. The effect of this change on shareholders’ net income was $8 million, resulting primarily from completion of the IRS examination.

CIGNA CORPORATION – Form 10-Q – 38

Back to Contents

Within the next twelve months, it is at least reasonably possible there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters, including the tax litigation described below. Any changes are not expected to have a material impact on shareholders’ net income.

C. Other Tax Matters

The Company is engaged in litigation with the IRS relating to the 2004 through 2006 tax years. The controversy involves a single issue over multiple years. Trial was held before the United States Tax Court concerning the 2004 tax year in September 2011; however, the Court’s decision is not expected prior to 2012. Prior to the trial the IRS had already conceded the amount of deficiency for 2004, which substantially limits the Company’s exposure. However, the IRS continues to assert the correctness of its position concerning the underlying legal issue. The litigation in connection with the 2005 and 2006 tax years was initiated on September 19, 2011, when the Company filed a petition with the United States Tax Court. During the third quarter of 2011, the IRS revised its previously issued Revenue Agents Report relating to the 2007 and 2008 tax years to exclude adjustments in connection with this issue. In light of recent developments, the Company believes it will prevail in this dispute.

The Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income by $5 million for the nine months ended September 30, 2011 and $8 million for the nine months ended September 30, 2010. The Company will continue to evaluate guidance as issued regarding these provisions.

NOTE 16    Segment Information

The Company‘s operating segments generally reflect groups of related products, except for the International segment which is generally based on geography. In accordance with GAAP, operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using “segment earnings (loss),” which is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$3,671	$3,771	$11,101	$11,194
Disability and Life	698	692	2,103	2,060
International	771	582	2,219	1,666
Run-off Reinsurance	138	(113)	114	(53)
Other Operations	40	42	126	130
Corporate	(15)	(16)	(44)	(46)
Total	$5,303	$4,958	$15,619	$14,951
Shareholders’ net income
Health Care	$248	$240	$775	$654
Disability and Life	62	60	232	219
International	79	50	230	186
Run-off Reinsurance	(180)	(37)	(189)	(137)
Other Operations	25	22	68	65
Corporate	(43)	(46)	(116)	(132)
Segment Earnings	191	289	1,000	855
Realized investment gains, net of taxes	9	18	37	29
SHAREHOLDERS’ NET INCOME	$200	$307	$1,037	$884

CIGNA CORPORATION – Form 10-Q – 39

Back to Contents

Concentration of risk. South Korea is the single largest geographic market for the Company’s International segment. South Korea generated 32% of the segment’s revenues for the three months and 31% for the nine months ended September 30, 2011. South Korea generated 49% of the segment’s earnings for three months and 50% of the segment’s earnings for the nine months ended September 30, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a material impact on the segment’s earnings and the Company’s consolidated financial results of operations.

NOTE 17    Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.

Financial Guarantees Primarily Associated with the Sold Retirement Benefits Business

Separate account assets are contractholder funds maintained in accounts with specific investment objectives. The Company records separate account liabilities equal to separate account assets. In certain cases, primarily associated with the sold retirement benefits business (that was sold in April 2004), the Company guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts. The Company establishes an additional liability if management believes that it will be required to make a payment under these guarantees.

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of September 30, 2011, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of September 30, 2011. Approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2011. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, financial condition or liquidity.

Other Financial Guarantees

Guaranteed minimum income benefit (GMIB) contracts. The Company‘s reinsurance operations, which were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect to annuitize the benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

In periods of declining equity markets or declining interest rates, the Company’s GMIB liabilities increase. Conversely, in periods of rising equity markets and rising interest rates, the Company’s liabilities for these benefits decrease.

The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, nonperformance risk, and risk and profit charges. See Note 7 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined and Note 9 for information on the Company’s dynamic equity and growth interest rate hedge programs for this business.

CIGNA CORPORATION – Form 10-Q – 40

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

•

all annuitants elected to receive their benefit on the next available date (2011 through 2018); and

•

all underlying mutual fund investment values remained at the September 30, 2011 value of $1 billion with no future returns.

The maximum potential undiscounted payments that the Company would make under those assumptions would aggregate $1.3 billion before reinsurance recoveries. The Company expects the amount of actual payments to be significantly less than this hypothetical undiscounted aggregate amount. The Company has retrocessional coverage in place from two external reinsurers that covers 55% of the exposures on these contracts. The receivable from one of these reinsurers is substantially collateralized by assets held in a trust. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Certain other guarantees. The Company had indemnification obligations to lenders of up to $269 million as of September 30, 2011, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2012 through 2021. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of September 30, 2011.

As of September 30, 2011, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $14 million as of September 30, 2011.

As part of the reinsurance and administrative service arrangements acquired from Great-West Life and Annuity, Inc., the Company is responsible to pay claims for the group medical and long-term disability business of Great-West Healthcare and collect related amounts due from their third party reinsurers. Any such amounts not collected will represent additional assumed liabilities of the Company and decrease shareholders’ net income if and when these amounts are determined uncollectible. At September 30, 2011, there were receivables recorded for paid claims due from third party reinsurers of less than $1 million and unpaid claims related to this business were estimated at $18 million.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of September 30, 2011, the aggregate maximum exposure under these guarantees was approximately $354 million and there were no liabilities required. There were no charges related to these guarantees for the nine months ended September 30, 2011 and there were $3 million in after-tax charges for the same period in 2010. Through October 19, 2011, the exposure that existed at September 30, 2011 has been reduced by approximately 85% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 14% of ASO fees reported for the nine months ended September 30, 2011 were at risk, with reimbursements estimated to be less than 1%.

CIGNA CORPORATION – Form 10-Q – 41

Back to Contents

The Company had indemnification obligations as of September 30, 2011 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of September 30, 2011.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

Regulatory and Industry Developments

Regulation. The health services industry is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the Federal Departments of Labor, Health and Human Services, Treasury and Justice, as well as the courts. Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future. In addition, the Company’s subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010, could have an adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s businesses include:

•

additional mandated benefits or services that increase costs;

•

legislation that would grant plan participants broader rights to sue their health plans;

•

changes in public policy and in the political environment, that could affect state and federal law, including legislative and regulatory proposals related to health care issues, which could increase cost and affect the market for the Company’s health care products and services;

•

changes in Employee Retirement Income Security Act of 1974 (“ERISA”) regulations resulting in increased administrative burdens and costs;

•

additional restrictions on the use of prescription drug formularies and rulings from pending purported class action litigation, that could result in adjustments to or the elimination of the average wholesale price of pharmaceutical products as a benchmark in establishing certain rates, charges, discounts, guarantees and fees for various prescription drugs;

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

CIGNA CORPORATION – Form 10-Q – 42

Back to Contents

Guaranty fund assessments. The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the nine months ended September 30, 2011 and 2010, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. As of September 30, 2011, the regulator had petitioned the state court for liquidation and the Company believes it is likely that the state court will rule on insolvency for this insurer in 2012. If the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums. Based on current information available, which is subject to change, the Company has estimated that potential future assessments could decrease its future results of operations by up to $40 million after-tax. The ultimate amount and timing of any future charges for this potential insolvency will depend on several factors, including the declaration of insolvency and the amount of the potential insolvency, the basis, amount and timing of associated estimated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets. Cash payments, if any, by the Company’s insurance subsidiaries are likely to extend over several years. The Company will continue to monitor the outcome of the court’s deliberations and may record a liability and expense in a future reporting period.

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

CIGNA CORPORATION – Form 10-Q – 43

Back to Contents

Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna’s petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts’ decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company’s position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of “appropriate equitable relief” that plaintiffs may pursue as an alternative remedy.

The case is now in the trial court following remand, and briefs have been filed on the remedial issues. Oral argument is scheduled for December 9, 2011. The Company will continue to vigorously defend its position in this case. As of September 30, 2011, the Company continues to carry a liability of $82 million pre-tax ($53 million after-tax), that reflects the Company’s best estimate of the exposure.

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

The Company was named as a defendant in a number of putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. All of the class actions were consolidated into Franco v. Connecticut General Life Insurance Company et al., which is pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations. Cigna filed a motion to dismiss the consolidated amended complaint on September 9, 2009. Plaintiffs filed a motion for class certification on May 28, 2010, which is fully briefed and pending. Fact and expert discovery have been completed.

On September 23, 2011, the court granted in part and denied in part the motion to dismiss the consolidated amended complaint. The court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing to sue, and as a result the case will proceed only on behalf of subscribers. In addition, the court dismissed all of the antitrust claims, the ERISA claims based on disclosure and the New Jersey state law claims. The court did not dismiss the ERISA claims for benefits and claims under the RICO statute.

On June 9, 2009, Cigna filed motions in the United States District Court for the Southern District of Florida to enforce a previous settlement, In re Managed Care Litigation, by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose previously and were released in the prior settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation. Plaintiffs appealed to the Eleventh Circuit and the appeal is pending. The claims of these provider and association plaintiffs have now been dismissed by the Franco court for lack of standing as described above.

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

Karp gender discrimination litigation. On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit against the Company in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company filed a motion to dismiss the lawsuit on May 16, 2011, which is fully briefed and pending. The Company denies the allegations asserted in the litigation and will vigorously defend itself in this case. Due to numerous uncertain and unpredictable factors presented in this case, including the merits of the case and the lack of any clear basis to determine the definition of a class of claimants, it is not possible to estimate a range of loss (if any) at this time.

CIGNA CORPORATION – Form 10-Q – 44

Back to Contents

NOTE 18    Subsequent Event

On October 24, 2011, the Company entered into a definitive agreement to acquire all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash, representing an estimated cost of approximately $3.9 billion, including net debt to be assumed. HealthSpring provides Medicare Advantage coverage in 11 states and Washington D.C. as well as a large, national stand-alone Medicare prescription drug business. The agreement is subject to required regulatory approvals, the approval of HealthSpring’s stockholders and customary closing conditions. The transaction is expected to close during the first half of 2012. The Company has obtained a commitment for bridge financing that, combined with available liquidity, is sufficient to fund the acquisition, but expects to permanently finance the acquisition with internal cash resources and through issuance of new equity and additional debt.

CIGNA CORPORATION – Form 10-Q – 45

Back to Contents

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index

Introduction	46
Critical Accounting Estimates	54
Segment Reporting	54
Health Care Segment	55
Disability and Life Segment	59
International Segment	61
Run-off Reinsurance Segment	63
Other Operations Segment	67
Corporate	68
Liquidity and Capital Resources	69
Investment Assets	74
Market Risk	79
Cautionary Statement	80

Introduction

Cigna Corporation is a holding company and is not an insurance company. As used in this document, “Cigna” or “the Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries. Cigna is a global health services organization with subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and in selected international markets, Cigna offers supplemental health, life and accident insurance products, international health care coverage, expatriate benefits and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2011”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), including in the Cautionary Statement beginning on page 80. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of September 30, 2011, compared with December 31, 2010, and its results of operations for the three months and nine months ended September 30, 2011 compared with the same periods last year. This discussion should be read in conjunction with the MD&A included in the Company’s 2010 Form 10-K, to which the reader is directed for additional information.

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

CIGNA CORPORATION – Form 10-Q – 46

Back to Contents

Key Consolidated Financial Data

(Dollars in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$5,613	$5,266	$16,535	$15,824
Medical membership (in thousands)(1)			12,667	12,446
Shareholders’ net income	$200	$307	$1,037	$884
Adjusted income from operations(2)	$325	$299	$1,118	$964
Cash flows from operating activities	$664	$510	$1,243	$1,283
Shareholders’ equity			$7,761	$6,469

(1) Includes medical members of the Company’s Health Care segment as well as the International health care business, including expatriate benefits.

(2) For a definition of adjusted income from operations, see the “Consolidated Results of Operations” section of this MD&A beginning on page 51.

Results of Operations

•

Revenues rose 7% for the three months and 4% for the nine months ended September 30, 2011, reflecting solid growth in strategically targeted domestic and international markets of the Company’s ongoing health care, disability, expatriate benefits, and supplemental health, life and accident businesses. In addition, the increase in revenue reflects the effect of the programs to hedge equity and growth interest rate exposures in the run-off reinsurance operations. See the run-off reinsurance section of this MD&A beginning on page 63 for additional information. These increases were partially offset by the exit from certain non-strategic markets in 2011, primarily the Medicare Advantage Individual Private Fee For Service (“Medicare IPFFS”) business.

•

Medical membership increased 2%, primarily reflecting the growth in strategically targeted markets, partially offset by the exits from certain non-strategic markets, primarily Medicare IPFFS.

•

Shareholders’ net income decreased 35% for the three months ended September 30, 2011, primarily reflecting significantly higher losses in the GMIB business due to declining interest rates and equity markets. The decline was partially offset by higher earnings contributions from the ongoing businesses as discussed below. For the nine months ended September 30, shareholders’ net income increased 17%, reflecting higher earnings contributions from the ongoing businesses as well as the positive effect of completing the 2007 and 2008 IRS examination. These favorable results were partially offset by higher GMIB losses.

•

Adjusted income from operations increased 9% in the third quarter of 2011 and 16% for the nine months ended September 30, 2011, demonstrating the value of the Company’s diversified portfolio of businesses, continued growth and effective execution of the Company’s business strategy and continued low medical services utilization trend.

•

Cash flows from operating activities were strong for the three months and nine months ended September 30, 2011, reflecting the continued solid earnings contributions from the ongoing businesses as well as cash inflows associated with the GMDB equity hedge program.

Liquidity and Financial Condition

During the nine months ended September 30, 2011, the Company entered into several transactions to strengthen its liquidity and financial condition as well as to strategically deploy its capital as follows:

•

deployed $150 million of capital to its subsidiary, Cigna Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses (See page 48 of this MD&A under “Run-off Operations” for additional discussion of this matter);

•

issued $600 million of new debt primarily to use for general corporate purposes, including funding of the debt maturing in 2011;

•

contributed $231 million to the Company’s domestic pension plans;

•

repurchased 5.3 million shares of stock for $225 million; and

•

entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. The credit agreement includes options to increase the commitment amount to $2.0 billion and to extend the term past June 2016.

Cash at the parent company as of September 30, 2011 was approximately $925 million. Shareholders’ equity increased approximately $1.3 billion since September 30, 2010, reflecting strong earnings in the fourth quarter of 2010 and the nine months of 2011 as well as significant increases in unrealized appreciation on investments during 2010 and 2011 primarily due to lower interest rates.

CIGNA CORPORATION – Form 10-Q – 47

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

These products are also influenced by a range of economic and behavioral factors that were not hedged or only partially hedged as of September 30, 2011, including:

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

CIGNA CORPORATION – Form 10-Q – 48

Back to Contents

In addition, on January 1, 2011, the Company entered into an internal reinsurance arrangement whereby 100% of the Company’s GMDB and GMIB business was ceded from Connecticut General Life Insurance Company to Cigna Arbor Life Insurance Company (Arbor), a Connecticut-domiciled company. While this reinsurance arrangement does not affect consolidated results of operations, financial condition, or liquidity of the Company, it focuses the financial management of these businesses in Arbor and separates the impact of the run-off reinsurance business from the Company’s core operating subsidiaries. In the first quarter of 2011, the Company contributed $150 million to Arbor. With the impact of declining interest rates and stock market values during the third quarter of 2011, Arbor’s statutory surplus at September 30, 2011 was approximately $220 million, which remains in excess of minimum risk-based capital requirements and the Company’s internal guidelines.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act (“Health Care Reform”) was signed into law. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among others, provisions for mandatory coverage of benefits and minimum medical loss ratios for insured business, eliminates lifetime and annual benefit limits and creates health insurance exchanges. The law contains numerous provisions certain of which became effective during 2010 and others that will take effect from 2011 to 2018. The Company is evaluating potential business opportunities resulting from Health Care Reform that will enable it to leverage the strengths and capabilities of its broad health and wellness portfolio.

On January 1, 2011, the minimum loss ratio became effective and will require payment of premium rebates beginning in 2012 to employers and customers covered under the Company’s comprehensive medical insurance if certain annual minimum medical loss ratios are not met. At the close of each quarter, the Company records its rebate accrual based on year-to-date estimated medical loss ratios calculated as prescribed by Health Care Reform using year-to-date premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance. Since this accrual reflects the amount of rebate that would be payable based on year-to-date estimated medical loss ratios, the amount of rebate will fluctuate as actual claim experience develops each calendar quarter. For the nine months ended September 30, 2011, the Company accrued an estimated rebate of $68 million pre-tax ($44 million after-tax).

The minimum loss ratio requirements contained a temporary adjustment related to international and limited benefit plans for the 2011 calendar year. Using this temporary adjustment, the Company estimates that the adjusted minimum loss ratio for its international expatriate benefits and limited benefits businesses would result in no rebate being due for the nine months ended September 30, 2011. The temporary adjustment to the requirements is scheduled to expire for the 2012 calendar year. However, given the unique nature and cost structure of these plans, the Department of Health and Human Services is expected to consider annually an extension to the temporary adjustment. The Company continues to evaluate the impact on its international expatriate benefits and limited benefits businesses if an extension of the adjustment is not granted.

Health Care Reform also changes certain tax laws which affect the Company’s 2011 financial statements. Although these provisions do not become effective until 2013, they are expected to limit the tax deductibility of certain future retiree benefit and compensation-related payments earned after 2009. The Company recorded after-tax charges of approximately $5 million for the nine months ended September 30, 2011 related to these changes. The Company will continue to evaluate the impact of these tax laws as further guidance is made available.

During the nine months ended September 30, 2011, the Company incurred total after-tax costs of approximately $16 million related to Health Care Reform comprised of:

•

$5 million of additional income tax related to the impact of the tax law changes as described in the previous paragraph; and

•

$11 million of after-tax costs related to building the infrastructure necessary to comply with the provisions of Health Care Reform that became effective in 2011. These costs represent the estimated cost of internal staff redeployed to work on Health Care Reform initiatives. The Company expects to spend approximately $6 million after-tax for the remainder of 2011 related to Health Care Reform initiatives.

CIGNA CORPORATION – Form 10-Q – 49

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

Acquisition of HealthSpring, Inc.

On October 24, 2011, the Company entered into a definitive agreement to acquire all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash, representing an estimated cost of approximately $3.9 billion, including net debt to be assumed. HealthSpring provides Medicare Advantage coverage in 11 states and Washington D.C. as well as a large, national stand-alone Medicare prescription drug business. The agreement is subject to required regulatory approvals, the approval of HealthSpring’s stockholders and customary closing conditions. The transaction is expected to close during the first half of 2012. The Company has obtained a commitment for bridge financing that, combined with available liquidity, is sufficient to fund the acquisition, but expects to permanently finance the acquisition with internal cash resources and through issuance of new equity and additional debt.

CIGNA CORPORATION – Form 10-Q – 50

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

Summarized below is a reconciliation between shareholders’ net income and adjusted income from operations.

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees	$4,748	$4,621	$14,267	$13,668
Net investment income	297	280	860	829
Mail order pharmacy revenues	368	354	1,056	1,053
Other revenues	187	(17)	296	230
Total realized investment gains	13	28	56	44
Total revenues	5,613	5,266	16,535	15,824
Benefits and expenses	5,316	4,802	15,022	14,499
Income before taxes	297	464	1,513	1,325
Income taxes	97	156	475	438
Net income	200	308	1,038	887
Less: Net income attributable to noncontrolling interest	-	1	1	3
Shareholders’ net income	200	307	1,037	884
Less: Realized investment gains, net of taxes	9	18	37	29
Segment earnings	191	289	1,000	855
Less adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)(1)	(134)	(10)	(142)	(109)
Special item (after-tax):
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)(2)	-	-	24	-
ADJUSTED INCOME FROM OPERATIONS	$325	$299	$1,118	$964

(1) GMIB results are net of taxes of $72 million for the three months and $77 million for the nine months ended September 30, 2011, and $7 million for the three months and $60 million for the nine months ended September 30, 2010.

(2) This amount reflects a pre-tax charge of $9 million and a tax benefit of $33 million. See Other Operations for further explanation of the pre-tax charge.

Summarized below is adjusted income from operations by segment. For a reconciliation of each segment’s adjusted income from operations to segment earnings, see the Financial Summary contained within each segment’s section of the MD&A.

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted Income (Loss) From Operations
Health Care	$248	$240	$774	$654
Disability and Life	62	60	227	219
International	79	50	230	186
Run-off Reinsurance	(46)	(27)	(47)	(28)
Other Operations	25	22	64	65
Corporate	(43)	(46)	(130)	(132)
TOTAL	$325	$299	$1,118	$964

CIGNA CORPORATION – Form 10-Q – 51

Back to Contents

Overview of September 30, 2011 Consolidated Results of Operations

Shareholders’ net income decreased 35% for the three months ended September 30, 2011 compared with the same period in 2010, due to significantly higher losses from the GMIB business reflecting lower interest rates and equity market losses, partially offset by higher adjusted income from operations as explained further below. For the nine months ended September 30, 2011, shareholders’ net income increased 17% due to higher adjusted income from operations, the impact of the settlement of the 2007 and 2008 IRS audit and more favorable realized investment results. These effects were partially offset by higher GMIB losses. See the Run-off Reinsurance section of this MD&A beginning on page 63 for further discussion about the GMIB business.

Adjusted income from operations increased 9% for the three months and 16% for the nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to higher earnings contributions from each of the Company’s ongoing businesses. These results reflect solid business growth in strategically targeted markets and continued low medical services utilization trend. See the individual segment sections of this MD&A for further discussion.

Special Item and GMIB

Management does not believe that the special item noted in the table above (completion of the IRS examination) is representative of the Company’s underlying results of operations. Accordingly, the Company excluded this special item from adjusted income from operations in order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders’ income from continuing operations.

The special item for the nine months ended September 30, 2011 resulted from the completion of the 2007 and 2008 IRS examinations. See Note 15 to the Consolidated Financial Statements for additional information. There were no special items for the nine months ended September 30, 2010.

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

Outlook for 2011

The Company expects 2011 consolidated adjusted income from operations to be higher than 2010. This outlook includes an assumption that GMDB (also known as “VADBe”) results will be approximately break-even for the fourth quarter of 2011, which assumes that actual experience, including capital market performance, will be consistent with long-term reserve assumptions. See Note 6 to the Consolidated Financial Statements as well as the 2010 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 57 for more information on the potential effect of capital market and other assumption changes on shareholders’ net income.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2011, however they may include potential adjustments associated with HealthSpring, Inc. acquisition costs, litigation and assessment related items.

The Company’s outlook for 2011 is subject to the factors cited above and in the Cautionary Statement beginning on page 80 of this Form 10-Q and the sensitivities discussed in the 2010 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 57. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 7% for the three months and 4% for the nine months ended September 30, 2011, compared with the same periods in 2010. Changes in the components of total revenue are described more fully below.

CIGNA CORPORATION – Form 10-Q – 52

Back to Contents

Premiums and Fees

Premiums and fees increased 3% for the three months and 4% for the nine months ended September 30, 2011, compared with the same periods in 2010, primarily reflecting business growth in each of the Company’s ongoing operating segments partially offset by the Company’s exit from the Medicare IPFFS business. Excluding this business that the Company exited in 2011, premiums and fees increased by 8% for the three months and 9% for the nine months ended September 30, 2011.

Net Investment Income

Net investment income increased 6% for the three months ended September 30, 2011 and 4% for the nine months ended September 30, 2011, compared with the same periods in 2010, primarily reflecting higher investment assets and mortgage prepayment fees and, for the nine months, improved results from real estate investments. These favorable effects were partially offset by lower yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased by 4% for the three months ended September 30, 2011, primarily resulting from price increases partially offset by a decline in volume. For the nine months ended September 30, 2011, mail order pharmacy revenues were flat compared with the same period in 2010 reflecting price increases offset by a decline in volume.

Other Revenues

Other revenues included pre-tax gains of $133 million for the three months and $96 million for the nine months ended September 30, 2011, compared with losses of $119 million for the three months ended and $72 million for the nine months ended September 30, 2010 related to futures and swaps entered into as part of dynamic hedge programs to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations. See the Run-off Reinsurance section of the MD&A beginning on page 63 for more information on this program. Excluding the impact of these swaps and futures contracts, other revenues declined 47% for the three months and 34% for the nine months ended September 30, 2011, compared with the same periods last year. The declines primarily reflect the absence of revenue in 2011 from the workers’ compensation and case management business, which was sold in the fourth quarter of 2010 as well as an absence of revenues in the third quarter of 2011 from Cigna Government Services, which was sold in the second quarter of 2011.

Realized Investment Results

Realized investment results were lower for the three months ended September 30, 2011, compared with the same period in 2010 primarily due to higher impairment losses on fixed maturities and valuation declines on hybrid securities, partially offset by higher gains on sales of real estate held in joint ventures. For the nine months ended September 30, 2011, realized investment results improved, primarily reflecting higher gains on sales of real estate held in joint ventures coupled with increased prepayment fees received on fixed maturities, partially offset by valuation declines on hybrid securities and higher impairment losses.

See the Investment Asset section of the MD&A beginning on page 74 and Note 8 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – Form 10-Q – 53

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

The Company‘s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2010 Form 10-K beginning on page 57 and are as follows:

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

The Company regularly evaluates items which may impact critical accounting estimates. As of September 30, 2011, there are no significant changes to the critical accounting estimates from what was reported in the 2010 Form 10-K.

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

CIGNA CORPORATION – Form 10-Q – 54

Back to Contents

Health Care Segment

Segment Description

The Health Care segment offers insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive health care benefit programs. Cigna HealthCare companies offer these products and services in all 50 states, the District of Columbia and the U.S. Virgin Islands. These products and services are offered through a variety of funding arrangements such as guaranteed cost, retrospectively experience-rated and administrative services only (ASO) arrangements.

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

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees	$3,255	$3,350	$9,861	$9,945
Net investment income	74	63	208	181
Mail order pharmacy revenues	368	354	1,056	1,053
Other revenues	48	67	184	196
Segment revenues	3,745	3,834	11,309	11,375
Mail order pharmacy cost of goods sold	309	291	874	866
Benefits and other expenses	3,052	3,167	9,229	9,489
Benefits and expenses	3,361	3,458	10,103	10,355
Income before taxes	384	376	1,206	1,020
Income taxes	136	136	431	366
Segment earnings	248	240	775	654
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	1	-
Adjusted income from operations	$248	$240	$774	$654
Realized investment gains, net of taxes	$10	$10	$25	$15

CIGNA CORPORATION – Form 10-Q – 55

Back to Contents

The Health Care segment’s earnings and adjusted income from operations increased 3% for the three months ended September 30, 2011, compared with the same period in 2010 reflecting:

•

growth in premium and fees of 4% for the three months ended September 30, 2011, excluding the impact of exiting the Medicare IPFFS business, primarily due to increased membership in the ASO business, particularly in the targeted Regional and Select market segments, as well as growth in the Individual segment and specialty revenues; and

•

higher net investment income of 17%, primarily reflecting increased average asset levels driven by membership growth, as well as increased mortgage prepayment fees.

The Health Care segment’s earnings and adjusted income from operations increased 18% for the nine months ended September 30, 2011, compared with the same period in 2010 reflecting:

•

growth in premium and fees of 6% for the nine months ended September 30, 2011, excluding the impact of exiting the Medicare IPFFS business, primarily due to higher average membership in the guaranteed cost and ASO business, particularly in the targeted market segments: Regional, Select and Individual, as well as growth in specialty revenues;

•

a lower guaranteed cost medical care ratio and higher experience-rated margins driven by low medical services utilization trend, as well as favorable prior year development, partially offset by the estimated cost of premium rebates calculated under the minimum medical loss ratio requirements of Health Care Reform; and

•

higher net investment income of 15%, primarily reflecting improved results from real estate investments and increased average asset levels driven by membership growth, as well as increased mortgage prepayment fees.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Medical:
Guaranteed cost (1),(2)	$1,040	$1,007	$3,147	$2,890
Experience-rated(2),(3)	469	453	1,429	1,363
Stop loss	368	323	1,073	965
Dental	225	204	664	602
Medicare	124	372	370	1,105
Medicare Part D	122	118	482	434
Other (4)	149	138	441	409
Total medical	2,497	2,615	7,606	7,768
Life and other non-medical	21	24	57	86
Total premiums	2,518	2,639	7,663	7,854
Fees(2),(5)	737	711	2,198	2,091
Total premiums and fees	3,255	3,350	9,861	9,945
Less: Medicare IPFFS	-	209	-	623
PREMIUMS AND FEES, EXCLUDING MEDICARE IPFFS	$3,255	$3,141	$9,861	$9,322

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

(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members, as well as fees related to Medicare Part D of $17 million for the three months ended and $43 million for the nine months ended September 30, 2011, compared with $17 million for the three months ended and $39 million for the nine months ended September 30, 2010.

CIGNA CORPORATION – Form 10-Q – 56

Back to Contents

Premiums and fees decreased 3% for the three months ended and 1% for the nine months ended September 30, 2011. Excluding the impact of exiting the Medicare IPFFS business, premiums and fees were up 4% for the three months ended and 6% for the nine months ended September 30, 2011 compared with the same periods of 2010, primarily due to membership growth in the administrative services business, with the nine months also benefiting from higher average membership in guaranteed cost, driven by strong retention and sales in targeted market segments, as well as rate increases on most products. Higher penetration of specialty products also contributed to the increase in fees. These increases reflect the Company’s success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income increased by 17% for the three months ended and 15% for the nine months ended September 30, 2011 compared with the same periods of 2010 benefiting from increased average asset levels driven by membership growth, and higher mortgage prepayment fees, with the nine months also reflecting improved results from real estate investments.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management. Other revenues decreased 28% for the three months ended and 6% for the nine months ended September 30, 2011 compared with the same periods of 2010 mostly due to the sale of the Cigna Government Services business in the second quarter 2011.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Medical claims expense-excluding Medicare IPFFS	$2,021	$1,946	$6,140	$5,847
Medical claims expense-Medicare IPFFS	(7)	202	(15)	588
Medical claims expense	2,014	2,148	6,125	6,435
Other benefit expenses	18	22	63	79
Mail order pharmacy cost of goods sold	309	291	874	866
Operating expenses:
Medical operating expenses	689	672	2,017	2,010
Other operating expenses (ex. Medicare IPFFS)	331	309	1,024	910
Operating expenses (ex. Medicare IPFFS)	1,020	981	3,041	2,920
Other operating expenses- Medicare IPFFS	-	16	-	55
Total operating expenses	1,020	997	3,041	2,975
TOTAL BENEFITS AND EXPENSES	$3,361	$3,458	$10,103	$10,355

Medical claims expense decreased by 6% for the three months ended and 5% for the nine months ended September 30, 2011 compared with the same periods in 2010. Excluding the impact of exiting the Medicare IPFFS business, medical claims expense increased by 4% for the three months ended and 5% for the nine months ended September 30, 2011 compared with the same periods in 2010, largely due to medical cost inflation, tempered by low medical services utilization trend in commercial risk businesses.

Operating expenses. One measure of the segment’s overall operating efficiency is the operating expense ratio calculated as total operating expenses divided by segment revenues. This measure can be significantly influenced by the mix of business between fully-insured and fee-based business, since the expense ratio on fee-based business, which comprises most of the segment’s business is higher than the corresponding ratio for fully-insured business. The ratio is also influenced by the level of fixed versus variable expenses. The segment’s variable expenses include premium taxes and commissions; while the fixed component consists primarily of infrastructure costs and certain strategic investments. The variable component fluctuates due to changes in revenue, mix of business, and other items.

CIGNA CORPORATION – Form 10-Q – 57

Back to Contents

Excluding the impact of exiting the Medicare IPFFS business, the operating expense ratio improved from 27.2% to 26.9% for the nine months ended September 30, 2011 when compared to the same period last year, driven largely by continued focus on expense management. On a reported basis, the operating expense ratio increased from 26.2% to 26.9% for the nine months ended September 30, 2011 when compared to the same period in 2010 primarily driven by a change in business mix resulting from the Company’s decision to exit the non-strategic Medicare IPFFS business. Since Medicare IPFFS was a fully-insured business, it had a lower expense ratio than the current business mix that is more heavily weighted toward fee-based products.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable decreased by 8% for the nine months ended September 30, 2011. This reflects the run-out of the Medicare IPFFS business that the Company exited in 2011, and is partially offset by the seasonal buildup of Stop Loss reserves. (See Note 5 to the Consolidated Financial Statements for additional information regarding Health Care Medical Claims Payable).

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

As of September 30, estimated medical membership was as follows:

(In thousands)	2011	2010
Guaranteed cost (1)	1,128	1,157
Experience-rated (2)	785	859
Total commercial risk	1,913	2,016
Medicare	44	148
Total risk	1,957	2,164
Service	9,514	9,279
TOTAL MEDICAL MEMBERSHIP	11,471	11,443

(1) Includes members primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2) Includes minimum premium members, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical membership as of September 30, 2011 increased 1% when compared with September 30, 2010, excluding the impact of exiting the Medicare IPFFS business, primarily reflecting new business sales and growth in ASO in the targeted Regional and Select market segments, as well as growth in the Individual segment, which is sold under the Guaranteed Cost funding arrangement.

CIGNA CORPORATION – Form 10-Q – 58

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

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees	$698	$663	$2,103	$1,974
Net investment income	67	66	199	197
Other revenues	-	29	-	86
Segment revenues	765	758	2,302	2,257
Benefits and expenses	676	675	1,983	1,949
Income before taxes	89	83	319	308
Income taxes	27	23	87	89
Segment earnings	62	60	232	219
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	5	-
Adjusted income from operations	$62	$60	$227	$219
Realized investment gains (losses), net of taxes	$(5)	$5	$4	$8

Segment earnings and adjusted income from operations for the three months ended September 30, 2011 increased 3% compared with the same period in the prior year primarily driven by favorable life claims experience and the more favorable effect of reserve studies of $6 million. These favorable effects were partially offset by higher claims incidence rates in the disability business, mitigated in part by higher resolution rates reflecting the sustained strong performance of the Company’s disability claims management process.

Segment earnings for the nine months ended September 30, 2011 increased 6%, compared with the same period in 2010 reflecting improved adjusted income from operations (discussed below) and the effect of the special item related to the completion of the 2007 and 2008 IRS examinations.

Adjusted income from operations for the nine months ended September 30, 2011 increased 4% compared with the same period in 2010 reflecting favorable life and accident claims experience, partially offset by less favorable disability claims experience as discussed above, an after-tax charge of $7 million for a litigation matter and a higher operating expense ratio.

CIGNA CORPORATION – Form 10-Q – 59

Back to Contents

Revenues

Premiums and fees increased 5% for the three months and 7% for the nine months ended September 30, 2011 compared with the same periods of 2010 reflecting disability and life sales growth and continued solid persistency partially offset by the impact of the Company’s exit from a large, low-margin assumed government life insurance program.

Net investment income increased 2% for the three months and 1% for the nine months ended September 30, 2011 compared with the same periods of 2010 due to higher average assets reflecting business growth partially offset by lower yields.

Other revenues. The absence of other revenues for the three months and nine months ended September 30, 2011 reflects the sale of the workers compensation case management business that was completed during the fourth quarter of 2010.

Benefits and Expenses

Benefits and expenses were flat for the three months ended September 30, 2011 as compared with the same period of 2010. For the nine months ended September 30, 2011, benefits and expenses increased 2% as compared with the same periods of 2010, primarily reflecting:

•

disability and life business growth;

•

less favorable disability claims experience; and

•

a higher operating expense ratio.

These effects were partially offset by the absence of operating expenses associated with the sold workers compensation case management business and favorable life and accident claims experience.

CIGNA CORPORATION – Form 10-Q – 60

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

•

impact of foreign currency movements.

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Premiums and fees	$765		$574	$2,200	$1,643
Net investment income	24		20	71	59
Other revenues	6		8	19	23
Segment revenues	795		602	2,290	1,725
Benefits and expenses	685		525	1,966	1,463
Income before taxes	110		77	324	262
Income taxes	31		26	93	73
Income attributable to noncontrolling interest	-		1	1	3
Segment earnings	79		50	230	186
Adjusted income from operations	$79		$50	$230	$186
Impact of foreign currency movements on current period segment earnings	$5			$10
Realized investment gains, net of taxes	$1	$		$1	$2

Excluding the impact of the tax adjustment discussed below and foreign currency movements (presented in the table above), the International segment’s earnings and adjusted income from operations increased 48% for the three months and 22% for the nine months ended September 30, 2011 compared with the same periods last year. These increases were primarily due to revenue growth, including the acquisition of Vanbreda International, higher persistency in the supplemental health, life and accident business, particularly in South Korea, and higher net investment income, partially offset by higher loss ratios, primarily in the expatriate employee benefits business due to less favorable claims experience and a business mix shift.

During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the earnings of its Hong Kong operation overseas, which resulted in an increase to segment earnings of $5 million. Income taxes for this operation, and the South Korean operation that implemented a similar strategy in the second quarter of 2009, are recorded at the tax rate of the respective foreign jurisdiction. These permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company‘s foreign operations. This strategy does not materially limit the Company‘s ability to meet its liquidity and capital needs in the United States. As of September 30, 2011, permanently reinvested earnings were approximately $340 million.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.

CIGNA CORPORATION – Form 10-Q – 61

Back to Contents

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $726 million for the third quarter of 2011, compared with reported premiums and fees of $574 million for the third quarter of 2010, an increase of 26%, and $2.1 billion for the nine months ended September 30, 2011 compared with reported premiums and fees of $1.6 billion for the nine months ended September 30, 2010, an increase of 28%. These increases are primarily attributable to higher membership from new sales and the acquisition of Vanbreda International in the expatriate employee benefits business and new sales growth in the supplemental health, life and accident business, particularly in South Korea and Taiwan.

Net investment income increased by 20% for the three months and nine months ended September 30, 2011, compared with the same periods last year. These increases were primarily due to asset growth, largely in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $652 million for the third quarter of 2011, compared with reported benefits and expenses of $525 million for the third quarter of 2010, an increase of 24% and $1.9 billion for the nine months ended September 30, 2011, compared to reported benefits and expenses of $1.5 billion for the same period last year, an increase of 29%. These increases were primarily due to business growth, the acquisition of Vanbreda International and higher loss ratios, primarily in the expatriate employee benefits business.

Loss ratios increased for the three months and nine months ended September 30, 2011 compared to the same period last year reflecting less favorable claims experience and a business mix shift in the expatriate benefits business.

Policy acquisition expenses increased for the three months and nine months ended September 30, 2011, reflecting business growth and foreign currency movements.

Expense ratios decreased for the three months ended September 30, 2011, compared with the same period last year, primarily due to the absence of the costs associated with the acquisition of Vanbreda. Expense ratios increased for the nine months ended September 30, 2011, compared to the same period last year reflecting the higher expense ratios associated with the service nature of the Vanbreda International business.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 32% of the segment’s revenues for the three months and 31% of the segment revenues for the nine months ended September 30, 2011. South Korea generated 49% of the segment’s earnings for the third quarter of 2011 and 50% of the segment’s earnings for the nine months ended September 30, 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a material impact on the segment’s earnings and the Company’s consolidated results of operations.

In September 2011, the Company entered into a stock purchase agreement to acquire FirstAssist Group Holdings Limited (“FirstAssist”) from Barclays Private Equity for approximately $110 million. The acquisition is expected to close in the fourth quarter of 2011, pending regulatory approval. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world. The Company expects to use available cash on hand for the purchase. The Company expects the earnings contribution of FirstAssist to be immaterial in 2011.

In 2012, the Company will implement the new requirements of accounting for costs related to the acquisition or renewal of insurance contracts. See Note 2 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – Form 10-Q – 62

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

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees	$5	$6	$18	$20
Net investment income	28	31	77	87
Other revenues	133	(119)	96	(73)
Segment revenues	166	(82)	191	34
Benefits and expenses	441	(21)	481	247
Loss before income taxes	(275)	(61)	(290)	(213)
Income tax benefits	(95)	(24)	(101)	(76)
Segment loss	(180)	(37)	(189)	(137)
Less: Results of GMIB business	(134)	(10)	(142)	(109)
Adjusted loss from operations	$(46)	$(27)	$(47)	$(28)
Realized investment gains, net of taxes	$1	$1	$1	$2

Segment results for the three months and nine months ended September 30, 2011 reflected higher losses for the GMIB and GMDB businesses compared to the same periods last year due to the significant volatility and declines in the capital markets during the third quarter of 2011.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

CIGNA CORPORATION – Form 10-Q – 63

Back to Contents

Other Revenues

Other revenues consisted of gains and losses from futures contracts used in the GMDB equity hedge program for both years, and beginning in 2011, for the GMIB equity hedge program. Other revenues in 2011 also included gains and losses from interest rate futures and LIBOR swap contracts used in the GMDB and GMIB hedge programs (see Note 9 to the Consolidated Financial Statements). The components were as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GMDB - Equity Hedge Program	$100	$(119)	$51	$(72)
GMDB - Growth Interest Rate Hedge Program	20	-	30	-
Other, including GMIB Hedge Programs	13	-	15	(1)
TOTAL OTHER REVENUES	$133	$(119)	$96	$(73)

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

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
GMIB fair value loss	$224	$22	$245	$182
Other benefits and expenses	217	(43)	236	65
BENEFITS AND EXPENSES	$441	$(21)	$481	$247

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

GMIB fair value losses of $224 million for the three months ended September 30, 2011 and $245 million for the nine months ended September 30, 2011 were primarily due to declining interest rates. The fair value losses for the three months ended September 30 were also impacted by decreases in underlying account values.

GMIB fair value losses of $22 million for the three months and $182 million for nine months ended September 30, 2010, were primarily due to declining interest rates, partially offset by an increase in underlying account values due to improved equity markets in 2010.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB (“GMIB growth interest rate program”) using LIBOR swap contracts, exchange-traded treasury futures contracts and Eurodollar futures contracts. The hedge programs are designed to partially offset both positive and negative changes in equity markets and interest rates related to GMIB. The results of the swaps and futures contracts are included in other revenues and provide a partial offset to the GMIB fair value gains and losses discussed above. The combined results of the GMIB equity hedge and the growth interest rate hedge were net gains of $13 million for the three months ended September 30, 2011 and $15 million for the nine months ended September 30, 2011.

CIGNA CORPORATION – Form 10-Q – 64

Back to Contents

The GMIB liabilities and related assets are calculated using an internal model and assumptions from the viewpoint of a hypothetical market participant. This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because market-observable interest rates are used to project growth in account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant. The Company’s payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected. Management does not believe that current market-observable interest rates reflect (i) actual growth expected for the underlying mutual funds over that timeframe, or (ii) the interest rates expected to be achieved from the invested assets supporting the block, and therefore believes that the recorded liability and related asset do not represent what management believes will ultimately be required as this business runs off.

However, significant declines in mutual fund values that underlie the contracts (increasing the exposure to the Company) together with declines in the 7-year Treasury rates (used to determine claim payments) similar to what occurred periodically during the last few years would increase the expected amount of claims that would be paid out for contractholders who choose to annuitize. It is also possible that such unfavorable market conditions would have an impact on the level of contractholder annuitizations, particularly if such unfavorable market conditions persisted for extended periods.

Other Benefits and Expenses. Other benefits and expenses are comprised of the following:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Results of GMDB equity and growth interest rate hedging programs	$120	$(119)	$81	$(72)
Reserve strengthening	70	52	70	52
Other GMDB, primarily accretion of discount	20	22	62	65
GMDB benefits expense	210	(45)	213	45
Other, including operating expenses	7	2	23	20
OTHER BENEFITS AND EXPENSES	$217	$(43)	$236	$65

GMDB benefit expense. The increase in benefits expense for both the three months and nine months ended September 30, 2011 reflects significantly more unfavorable equity market conditions than in the same periods last year. Due to the implementation of the additional hedges in 2011, the expense included additional amounts for the portion of the liability that is subject to the growth interest rate hedge due to declines in interest rates. As explained in Other Revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures and swap contracts used to hedge equity market and growth interest rate performance.

As shown in the table above, both the current and prior year periods were impacted by reserve strengthening as described below.

During the third quarter of 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefits and expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by:

•

adverse volatility-related impacts of $34 million ($22 million after-tax) due to turbulent equity market conditions. Volatility risk is not covered by the hedging programs. Also, the equity market volatility reduced the effectiveness of the hedging program for equity market exposures, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders.

•

adverse interest rate impacts of $23 million ($15 million after-tax) reflecting management’s consideration of the anticipated impact of continuing low current short-term interest rates. This evaluation also led management to lower the mean investment performance assumption for equity funds from 5% to 4.75% for those funds not subject to the growth interest rate hedge program.

•

adverse impacts of overall market declines of $13 million ($8 million after-tax), that includes an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments such as bond funds, neither of which are included in the hedge programs.

During the third quarter of 2010, the Company recorded additional other benefits and expenses of $52 million ($34 million after-tax) to strengthen GMDB reserves. Current short-term interest rates had declined in 2010 from the level anticipated at December 31, 2009, leading the Company to increase reserves. Interest rate risk was not covered by the GMDB hedge program at that time. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

CIGNA CORPORATION – Form 10-Q – 65

Back to Contents

See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Other, including operating expenses. The increases for both the three months and nine months ended September 30, 2011 compared with the same periods last year were primarily due to the lack of favorable reserve actions and commutations on the businesses ceded to Enstar Group Limited on December 31, 2010. These increases were partially offset by lower operating expenses following the reinsurance and transfer of the ongoing administration of the workers’ compensation and personal accident business to Enstar Group Limited.

Segment Summary

The Company‘s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments. For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. These claim payments will occur for many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company‘s ultimate payment obligations and corresponding ultimate collection from its retrocessionaires may not be known with certainty for some time.

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2011, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

CIGNA CORPORATION – Form 10-Q – 66

Back to Contents

Other Operations Segment

Segment Description

Other Operations consist of:

•

corporate–owned life insurance (“COLI”);

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Results of Operations

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Premiums and fees	$25	$28	$85	$86
Net investment income	102	100	301	305
Other revenues	15	14	41	44
Segment revenues	142	142	427	435
Benefits and expenses	106	113	340	342
Income before taxes	36	29	87	93
Income taxes	11	7	19	28
Segment earnings	25	22	68	65
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	4	-
Adjusted income from operations	$25	$22	$64	$65
Realized investment gains net of taxes	$2	$2	$6	$2

Segment earnings and adjusted income from operations increased for the three months ended September 30, 2011 compared with the same period in 2010, primarily driven by higher COLI earnings due to more favorable mortality and higher interest margins, partially offset by lower earnings associated with the sold businesses due to the continued decline in deferred gain amortization.

Segment earnings increased for the nine months ended September 30, 2011 compared with the same period in 2010, reflecting a $4 million increase to earnings due to the completion of the Company’s 2007 and 2008 IRS examination during the first quarter of 2011 and lower adjusted income from operations as explained below.

Adjusted income from operations decreased for the nine months ended September 30, 2011 compared with the same period in 2010, reflecting the continued decline in deferred gain amortization associated with the sold businesses, partially offset by higher COLI earnings due to higher interest margins.

Revenues

Premium and fees. Premium and fees decreased 11% for the three months ended September 30, 2011, compared with the same period in 2010 reflecting lower net premium in the COLI business.

CIGNA CORPORATION – Form 10-Q – 67

Back to Contents

Net investment income. Net investment income increased 2% for the three months ended September 30, 2011, compared with the same period in 2010, primarily reflecting higher COLI interest due to mortgage prepayment fees. Net investment income decreased 1% for the nine months ended September 30, 2011 compared with the same period in 2010, primarily reflecting lower yields.

Other revenues. Other revenues decreased 7% for the nine months ended September 30, 2011, compared with the same period in 2010, primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 11 to the Consolidated Financial Statements.

Benefits and Expenses

Benefits and expenses decreased 6% for the three months ended September 30, 2011, compared with the same period in 2010, primarily due to lower interest credited in the COLI business associated with lower investment yields.

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

FINANCIAL SUMMARY

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment loss	$(43)	$(46)	$(116)	$(132)
Less special item (after-tax) included in segment loss:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	14	-
Adjusted loss from operations	$(43)	$(46)	$(130)	$(132)

Segment loss for Corporate was significantly lower for the nine months ended September 30, 2011, compared with the same period last year, primarily reflecting the tax benefit resulting from the completion of the IRS examination which is reported as a special item.

Corporate’s adjusted loss from operations was lower for the three months and nine months ended September 30, 2011 compared with the same periods in 2010 primarily reflecting decreased pension expense and, for the third quarter, lower directors’ deferred compensation expense due to a decline in Cigna’s stock price compared with an increase in the third quarter of 2010. These factors were partially offset by increased net interest expense due to higher debt outstanding in 2011.

CIGNA CORPORATION – Form 10-Q – 68

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

•

borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2011	2010
Operating activities	$1,243	$1,283
Investing activities	$(1,226)	$(1,058)
Financing activities	$277	$250

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

Cash flows from financing activities are generally comprised of issuances and repayment of debt at the parent company level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (which include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

CIGNA CORPORATION – Form 10-Q – 69

Back to Contents

2011:

Operating activities

For the nine months ended September 30, 2011, cash flows from operating activities were higher than net income by $205 million. Net income contains certain income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $245 million;

•

net pre-tax charges related to special items of $9 million;

•

tax benefits related to the resolution of federal tax matters of $33 million;

•

depreciation and amortization charges of $252 million; and

•

realized investment gains of $56 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $212 million. Excluding cash inflows of $51 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $263 million. This result primarily reflects pension contributions of $231 million for the nine months ended September 30, 2011.

Cash flows from operating activities decreased by $40 million compared with the nine months ended September 30, 2010. Excluding the results of the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities decreased by $163 million. This decrease primarily reflects higher management compensation and income tax payments and unfavorable operating cash flows in the Medicare IPFFS business for the nine months ended September 30, 2011 due to significant claim run-out in 2011 compared to significant favorable operating cash flows from the growth in this business in 2010. Operating cash flows were favorably affected in 2010 because paid claims on this business growth in 2010 lagged premium collections.

Investing activities

Cash used in investing activities was $1,226 million. This use of cash consisted primarily of net purchases of investments of $936 million and net purchases of property and equipment of $291 million.

Financing activities

Cash provided from financing activities consisted primarily of net proceeds from the issuance of long-term debt of $587 million, proceeds from issuances of common stock from employee benefit plans of $100 million and net deposits to contractholder deposit funds of $107 million. These inflows were partially offset by the repayment of debt of $224 million, cash used for common stock repurchases of $225 million and changes in the cash overdraft position of $57 million.

2010:

Operating activities

For the nine months ended September 30, 2010, cash flows from operating activities were higher than net income by $396 million. Net income contains certain income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $182 million;

•

depreciation and amortization charges of $204 million; and

•

realized investment gains of $44 million.

Cash flows from operating activities were higher than net income excluding the non-cash items noted above by $54 million. Excluding cash outflows of $72 million associated with the GMDB equity hedge program which did not affect shareholders’ net income, cash flows from operating activities were higher than net income by $126 million. This result primarily reflects premium growth in the Health Care segment’s risk businesses due to significant new business in 2010 partially offset by 2010 pension contributions of $212 million.

CIGNA CORPORATION – Form 10-Q – 70

Back to Contents

Investing activities

Cash used in investing activities was $1,058 million. This use of cash primarily consisted of net purchases of investments of $517 million, cash used to fund acquisitions (net of cash acquired) of $332 million and net purchases of property and equipment of $209 million.

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

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense	$49	$47	$141	$135

The increase in interest expense for the nine months ended September 30, 2011 was primarily due to higher long-term debt outstanding in 2011, resulting from the proceeds of debt issued in March, 2011, and May, 2010, that were used for general corporate purposes.

Capital Resources

The Company’s capital resources (primarily retained earnings and the proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that the Company maintains. Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are anticipated to be adequate.

The Company prioritizes its use of capital resources to:

•

provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries that includes evaluating potential solutions for the Company’s run-off reinsurance business and pension funding obligations;

•

consider acquisitions that are strategically and economically advantageous; and

•

return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities.

Sources of capital

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the other 13 banks having the remaining 64% of the commitment. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2.0 billion and to extend the term past June of 2016. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50 to 1.00.

CIGNA CORPORATION – Form 10-Q – 71

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

Uses of Capital

For the nine months ended September 30, 2011, the Company’s uses of capital included the following:

Pension funding. The Company contributed $231 million to the pension plans, of which $77 million was required and $154 million was voluntary.

Share repurchase. The Company maintains a share repurchase program, which was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. The Company has repurchased shares in 2011, and may continue to do so from time to time on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.

Through October 28, 2011, the Company repurchased 5.3 million shares for approximately $225 million. The total remaining share repurchase authorization as of October 28, 2011 was $522 million.

Arbor funding. The Company deployed $150 million of capital to its subsidiary, Cigna Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses. See page 48 of this MD&A under “Run-off Operations” for additional discussion of this matter.

Liquidity and Capital Resources Outlook

At September 30, 2011, there was $925 million in cash and short-term investments available at the parent company level. For the remainder of 2011, the parent company’s cash requirements include scheduled interest payments of approximately $60 million on long-term debt of $3.2 billion outstanding at September 30, 2011 (including current maturities). In addition, $100 million of commercial paper will mature over the next three months and scheduled long-term debt repayments of $226 million are due in October of 2011. For the remainder of the year, the Company expects to fund the FirstAssist acquisition of approximately $110 million and make additional contributions to the pension plan of $19 million. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

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

CIGNA CORPORATION – Form 10-Q – 72

Back to Contents

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of September 30, 2011, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the recently refinanced committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. This agreement permits up to $500 million to be used for letters of credit. As of September 30, 2011, the Company had $1.4 billion of borrowing capacity under the bank line facility, reflecting $118 million of letters of credit issued as of September 30, 2011. Within the maximum debt coverage covenant in the agreement, the Company has approximately $4.8 billion of additional borrowing capacity in addition to the $3.2 billion of debt outstanding.

As of September 30, 2011, discount rates used annually to measure pension liabilities had declined by approximately 75 basis points since December 31, 2010 and pension assets experienced a loss of approximately 100 basis points for the nine months then ended. As required by GAAP, the Company will update its pension liability at December 31, 2011 using an updated discount rate and actual year-end pension assets. If discount rates and asset returns remain at their September 30, 2011 level, the pension liability is expected to increase by approximately $600 million in the fourth quarter of 2011 resulting in an after-tax decline in shareholders’ equity of approximately $400 million. The amount of the year-end adjustment will be influenced by the movement of discount rates and equity markets in the fourth quarter of 2011. This potential increase in the pension liability is not expected to increase 2012 pension expense or expected funding, resulting in no impact to the Company’s 2012 results of operations or liquidity.

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

Contractual obligations. The Company has updated its contractual obligations previously provided on page 86 of the Company’s 2010 Form 10-K for the following items:

•

Future policy benefit liabilities associated with GMDB contracts as a result of declines in equity markets during 2011;

•

long-term debt, due to the issuance of new debt on March 7, 2011. (see Note 13 to the Consolidated Financial Statements for additional information); and

•

other long-term liabilities associated with GMIB contracts, primarily as a result of decreasing interest rates, as well as equity market declines during 2011.

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
On-Balance Sheet:
Future policy benefits	$11,395	$487	$896	$925	$9,087
Long-term debt	5,645	161	354	375	4,755
Other long-term liabilities	1,498	523	319	185	471

CIGNA CORPORATION – Form 10-Q – 73

Back to Contents

Investment Assets

The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 14 to the Consolidated Financial Statements. More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2010 Form 10-K.

As of September 30, 2011, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2010. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of September 30, 2011. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

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

The net appreciation of the Company‘s fixed maturity portfolio increased $635 million in the nine months ended September 30, 2011 driven by a decline in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $61 million as of September 30, 2011. See Note 8 to the Consolidated Financial Statements for further information.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million. The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of September 30, 2011, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with December 31, 2010. As of September 30, 2011, approximately 64% or $1,565 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of September 30, 2011 were as follows:

(In millions)	Quality Rating	As of September 30, 2011 Fair Value
		With Guarantee	Without Guarantee
State and local governments	Aaa	$117	$117
	Aa1-Aa3	1,182	1,124
	A1-A3	225	281
	Baa1-Baa3	41	24
	Ba1-Ba3	-	19
Total state and local governments		$1,565	$1,565

The Company also invests in high quality foreign government obligations, with an average quality rating of AA as of September 30, 2011. The diversification of these investments was consistent with the geographic distribution of the international business operations.

As of September 30, 2011, the Company’s investments in other asset and mortgage-backed securities totaling $1,001 million included $520 million of investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

CIGNA CORPORATION – Form 10-Q – 74

Back to Contents

As of September 30, 2011, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of September 30, 2011 were:

(In millions) Guarantor	As of September 30, 2011 Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,265
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	607
AMBAC	174
Financial Guaranty Insurance Co.	39
TOTAL	$2,085

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

The Company completed its annual in depth review of its commercial mortgage loan portfolio during the second quarter of 2011. This review included an analysis of each property’s year-end 2010 financial statements, rent rolls, operating plans and budgets for 2011, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the overall health of the portfolio improved from 2010, consistent with recovery in many of the commercial real estate markets.

Based on this review and subsequent portfolio activity, the average loan-to-value ratio improved to 71% and the debt service coverage ratio was estimated to be 1.36 at September 30, 2011, decreasing from an average loan-to-value ratio of 74% and debt service coverage ratio of 1.38 as of December 31, 2010. The decrease in average loan-to-value ratio generally reflects increased valuations for the majority of the underlying properties. Valuation changes varied by property type as apartments and hotels demonstrated the strongest recovery, retail and office properties showed modest improvement and industrial properties exhibited a slight decline. The decline in debt service coverage reflects payoff activity on loans with high debt service coverage. The average debt service coverage ratio improved for apartments and hotels, reflecting greater demand in these property types. Office and retail debt service coverage was generally flat while industrial properties declined slightly, indicative of a slower recovery for rental rates and demand.

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

The following table reflects the commercial mortgage loan portfolio as of September 30, 2011 summarized by loan-to-value ratio based on the annual loan review completed during the second quarter of 2011.

CIGNA CORPORATION – Form 10-Q – 75

Back to Contents

LOAN-TO-VALUE DISTRIBUTION

Loan-to-Value Ratios (In millions)	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$293	$44	$337	10%
50% to 59%	516	33	549	17%
60% to 69%	726	47	773	23%
70% to 79%	573	48	621	19%
80% to 89%	447	5	452	14%
90% to 99%	276	-	276	8%
100% or above	291	-	291	9%
TOTALS	$3,122	$177	$3,299	100%

As summarized above, $177 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes which were fully underwritten and originated by the Company using its standard underwriting procedures. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

There are five loans with an aggregate carrying value exceeding the value of the underlying properties by $9 million. All of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment. The mortgage portfolio contains approximately 165 loans, and all but four loans, totaling $85 million, continue to perform under their contractual terms with the actual aggregate default rate at 2.6%. The Company has $502 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as required.

Other Long-term Investments

The Company’s other long-term investments include $815 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of the underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 65 separate partnerships, and approximately 40 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 5% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of September 30, 2011, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than its carrying value by $46 million. Fund investment values continue to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the remaining lives of the funds. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

CIGNA CORPORATION – Form 10-Q – 76

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2011 or 2010.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	September 30, 2011			December 31, 2010
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$43	$(15)	$28	$86	$(39)	$47
Problem commercial mortgage loans (1)	106	(11)	95	90	(4)	86
Foreclosed real estate	59	-	59	59	-	59
TOTAL PROBLEM INVESTMENTS	$208	$(26)	$182	$235	$(43)	$192
Potential problem bonds	$36	$(10)	$26	$40	$(10)	$30
Potential problem commercial mortgage loans	311	(16)	295	305	(8)	297
TOTAL POTENTIAL PROBLEM INVESTMENTS	$347	$(26)	$321	$345	$(18)	$327
(1) At September 30, 2011, includes a $10 million restructured loan classified in Other long-term investments that was previously reported in commercial mortgage loans.

Net problem investments represent 1.0% of total investments excluding policy loans at September 30, 2011. Net problem investments decreased by $10 million during the nine months ended September 30, 2011 due to improved bond performance and redemption activity, partially offset by an increase in commercial mortgage loan activity due to reclassification from potential problem loans.

Net potential problem investments represent 1.5% of total investments excluding policy loans at September 30, 2011. Net potential problem investments decreased by $6 million during the nine months ended September 30, 2011, including a decrease in bonds and commercial mortgage loans. The potential problem commercial mortgage loan balance is essentially unchanged; however the population of loans as of September 30, 2011 reflects the results of the annual in-depth commercial mortgage loan portfolio review completed during the second quarter of 2011 and loan modification and refinancing activity.

During the second quarter 2011, the Company restructured a $65 million potential problem mortgage loan into two loans, including a $55 million loan at current market terms and a $10 million loan at a below market interest rate. This restructure resulted in a $65 million reduction to potential problem mortgage loans and a $10 million increase to problem mortgage loans. See Note 8 to the Consolidated Financial Statements for further information.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $204 million (net of valuation reserves) at September 30, 2011, are considered impaired. During the nine months ended September 30, 2011, the Company recorded a $16 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.

CIGNA CORPORATION – Form 10-Q – 77

Back to Contents

Summary

Included in after-tax realized investment gains (losses) were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities as well as other-than-temporary impairments on fixed maturities and equity securities as follows:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Credit-related	$3	$1	$14	$20
Other	15	-	16	1
TOTAL	$18	$1	$30	$21

The financial markets continue to be impacted by economic uncertainty in the United States and Europe, however, asset values increased during the three and nine months ended September 30, 2011, reflecting a decrease in market yields. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s financial condition or liquidity.

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

CIGNA CORPORATION – Form 10-Q – 78

Back to Contents

Market Risk

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $105 million in the fair value of the futures contracts outstanding under this program as of September 30, 2011. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses, including on:

•

risks and exposures associated with GMDB (see Note 6 to the Consolidated Financial Statements) and GMIB contracts (see Note 7 to the Consolidated Financial Statements); and

•

pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans. See “Liquidity and Capital Resources” section of the MD&A beginning on page 69 for further information.

CIGNA CORPORATION – Form 10-Q – 79

Back to Contents

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Cigna Corporation and its subsidiaries (the “Company”) and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s strategic initiatives, litigation and other legal matters, operational improvement initiatives in its Health Care operations, and the outlook for the Company’s full year 2011 and beyond results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.

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

8.

downgrades in the financial strength ratings of the Company’s insurance subsidiaries, which could, among other things, adversely affect new sales and retention of current business; and downgrades in financial strength ratings of reinsurers, which could result in increased statutory reserve or capital requirements for the Company’s insurance subsidiaries;

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

CIGNA CORPORATION – Form 10-Q – 80

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

22.

the political, legal, operational, regulatory and other challenges associated with expanding our business globally;

23.

the ability of the parties to satisfy conditions to the closing of the transaction with HealthSpring, including obtaining required regulatory approvals and the approval of HealthSpring stockholders;

24.

the possibility that HealthSpring may be adversely affected by economic, business and/or competitive factors before or after closing of the transaction;

25.

the ability to successfully complete the integration of acquired businesses, including the businesses being acquired from HealthSpring by, among other things, operating Medicare Advantage coordinated care plans and HealthSpring’s prescription drug plan, retaining and growing membership, realizing revenue, expense and other synergies, renewing contracts on competitive terms, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

26.

the ability of the Company to execute its growth plans by successfully leveraging its capabilities and those of the businesses being acquired in serving the Seniors segment;

27.

any adverse effect to the Company’s business or the business being acquired from HealthSpring due to uncertainty relating to the transaction; and

28.

the Company’s plans to permanently finance the acquisition with internal cash resources and through issuance of new equity; and additional debt that would remain outstanding even if the transaction was ultimately not completed.

This list of important factors is not intended to be exhaustive. Other sections of the Company’s 2010 Annual Report on Form 10-K, including the “Risk Factors” section, the Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

CIGNA CORPORATION – Form 10-Q – 81

Back to Contents

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CIGNA CORPORATION – Form 10-Q – 82

Back to Contents

ITEM 4  Controls and Procedures

Based on an evaluation of the effectiveness of Cigna’s disclosure controls and procedures conducted under the supervision and with the participation of Cigna’s management, Cigna’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to Cigna’s management, including Cigna’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, there have been no changes in Cigna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Cigna’s internal control over financial reporting.

CIGNA CORPORATION – Form 10-Q – 83

Back to Contents

PART II OTHER INFORMATION

ITEM 1  Legal Proceedings

The information contained under “Litigation and Other Legal Matters” in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

CIGNA CORPORATION – Form 10-Q – 84

Back to Contents

ITEM 1A  Risk Factors

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed description of its risk factors. The following represents an update to the Company’s risk factors since the filing of its Form 10-K for the year ended December 31, 2010.

We may not complete the acquisition of HealthSpring, Inc. within the time frame we anticipate or at all, which could have a negative effect on our business or our results of operations.

On October 24, 2011, we signed a definitive agreement under which we will acquire all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”). The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to the approval of HealthSpring’s stockholders, as well as other risks and uncertainties, such as the possibility that HealthSpring could receive an unsolicited proposal from a third party or that either the Company or HealthSpring could exercise their respective termination rights. If the transaction is not consummated or is not consummated within the expected time frame, it could have a negative effect on the Company’s ability to execute on its growth strategy or on earnings per share, which may be affected by the equity financing contemplated in connection with the acquisition of HealthSpring.

CIGNA CORPORATION – Form 10-Q – 85

Back to Contents

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna‘s share repurchase activity for the quarter ended September 30, 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2011	-	$-	-	$522,328,439
August 1-31, 2011	11,693	46.19	-	522,328,439
September 1-30, 2011	1,304	45.69	-	522,328,439
TOTAL	12,997	$46.14	-	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 11,693 shares in August and 1,304 shares in September.

(2) Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $522 million as of September 30, 2011 and October 28, 2011.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

CIGNA CORPORATION – Form 10-Q – 86

Back to Contents

ITEM 6  Exhibits

(a)

See Exhibit Index

CIGNA CORPORATION – Form 10-Q – 87

Back to Contents

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti Executive Vice President Chief Financial Officer (Principal Financial Officer)
Date:	October 28, 2011

CIGNA CORPORATION – Form 10-Q – 88

Back to Contents

Index to Exhibits

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on October 26, 2010 and incorporated herein by reference.
4.1(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.
(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2006 and incorporated herein by reference.
(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant’s Form 10-Q ended March 31, 2011 and incorporated herein by reference.
(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
(e)	Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.

CIGNA CORPORATION – Form 10-Q – E-01

Back to Contents

31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

CIGNA CORPORATION – Form 10-Q – E-02