Form 10-K
period 2011-12-31
CIGNA CORP
filed 2012-02-23
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 1-8323

CIGNA CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	06-1059331
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Cottage Grove Road, Bloomfield, Connecticut	06002
(Address of principal executive offices)	(Zip Code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $13.9 billion.

As of January 31, 2012, 286,517,042 shares of the registrant’s Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement to be dated on or about March 16, 2012.

Back to Contents

Table of contents

PART I	1
ITEM 1	Business	1
A. Description of Business	1
B. Financial Information about Business Segments	1
C. Strategy	2
D. Health Care	4
E. Disability and Life	15
F. International	18
G. Run-off Reinsurance	21
H. Other Operations	23
I. Investments and Investment Income	25
J. Regulation	26
K. Miscellaneous	32
ITEM 1A	Risk Factors	33
ITEM 1B	Unresolved Staff Comments	44
ITEM 2	Properties	44
ITEM 3	Legal Proceedings	44
ITEM 4	Mine Safety Disclosures	44
EXECUTIVE OFFICERS OF THE REGISTRANT	45
PART II	46
ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
ITEM 6	Selected Financial Data	47
ITEM 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
ITEM 7A	Quantitative and Qualitative Disclosures About Market Risk	95
ITEM 8	Financial Statements and Supplementary Data	96
ITEM 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	168
ITEM 9A	Controls and Procedures	168
ITEM 9B	Other Information	168
PART III	169
ITEM 10	Directors, Executive Officers and Corporate Governance	169
A. Directors of the Registrant	169
B. Executive Officers of the Registrant	169
C. Code of Ethics and Other Corporate Governance Disclosures	169
ITEM 11	Executive Compensation	169

Back to Contents

ITEM 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	170
ITEM 13	Certain Relationships, Related Transactions and Director Independence	170
ITEM 14	Principal Accounting Fees and Services	170
PART IV	171
ITEM 15	Exhibits and Financial Statement Schedules	171
Signatures	172
Index To Financial Statement Schedules	FS-1
Index to Exhibits	E-1

Back to Contents

PART I

ITEM 1  Business

A.  Description of Business

Cigna Corporation, incorporated in the State of Delaware in 1981, is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”). As used in this document, “Cigna” and the “Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.

Cigna is a global health services organization with insurance subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and, in selected international markets, Cigna offers supplemental health, life and accident insurance products and international health care coverage and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

Cigna had consolidated shareholders’ equity of $8.3 billion and assets of $51.0 billion as of December 31, 2011, and revenues of $22.0 billion for the year then ended.

Cigna’s revenues are derived principally from premiums, fees, mail order pharmacy, other revenues and investment income. The financial results of Cigna’s businesses are reported in the following segments:

•

Health Care;

•

Disability and Life;

•

International;

•

Run-off Reinsurance; and

•

Other Operations, including Corporate-owned Life Insurance.

Available Information

Cigna’s annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on its website (http://www.cigna.com, under the “Investors—Quarterly Reports and SEC Filings” captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the “SEC”). The Company uses its website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See “Code of Ethics and Other Corporate Governance Disclosures” in Part III, Item 11 beginning on page 169 of this Form 10-K for additional available information.

B.  Financial Information about Business Segments

The financial information included herein is in conformity with accounting principles generally accepted in the United States of America (“GAAP”), unless otherwise indicated. Certain reclassifications have been made to prior years’ financial information to conform to the 2011 presentation. Industry rankings and percentages set forth herein are for the year ended December 31, 2011, unless otherwise indicated. Unless otherwise noted, statements set forth in this document concerning Cigna’s rank or position in an industry or particular line of business have been developed internally, based on publicly available information.

Financial data for each of Cigna’s business segments is set forth in Note 22 to the Consolidated Financial Statements beginning on page 156 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 1

Back to Contents

C.  Strategy

Cigna’s mission is to improve the health, well-being and sense of security of the individuals it serves around the world. Key to our mission and strategy is our customer-centric approach; we seek to engage our U.S.-based and global customers in maintaining and improving their health, well-being and sense of security by offering effective, easy-to-understand insurance, health and wellness products and programs that meet their unique individual needs. We do this by providing access to relevant information to ensure informed buying decisions, partnering with physicians and care providers in the U.S. and around the world, and delivering a highly personalized customer experience. This approach aims to deliver high quality care at lower costs for each of our stakeholders: individuals, employers and government payors.

Cigna’s long-term growth strategy is based on: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.

Our mission is carried out through our enterprise growth strategy, which has the following three tenets:

•

GO DEEP: Cigna seeks to drive scale by increasing presence and brand strength in key geographic areas, growing in targeted segments or capabilities, and deepening its relationships with current customers.

•

GO GLOBAL: Cigna delivers a range of differentiated products and superior service to meet the distinct needs of a growing global middle class and a globally mobile workforce through expansion in existing international markets as well as extension of the Company’s business model to new geographic areas.

•

GO INDIVIDUAL: Cigna strives to establish a deep understanding of its customers’ unique needs and to be a highly customer-centric organization through simplifying the buying process by providing choice, transparency of information, and a personalized customer experience. The Company’s goal is to build long-term relationships with each of the individuals it serves and meet their needs throughout the stages of their lives.

Cigna is also focused on improving its strategic and financial flexibility by driving further cost reductions in its Health Care operating expenses, improving its medical cost competiveness in targeted markets and effectively managing balance sheet exposures. For further discussion of the Company’s actions to manage its balance sheet exposures, see the section on “Run-off Operations” in the Introduction section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) beginning on page 48.

Key to the Company’s strategy is effectively deploying capital in pursuing additional opportunities in high-growth markets. Consistent with this objective, Cigna achieved a significant milestone with the acquisition of HealthSpring, Inc. in January 2012. HealthSpring, a leading provider of medical benefits to the 65+ population through the Medicare Advantage program, strengthens Cigna’s ability to serve individuals across their life stages as well as deepens Cigna’s presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen Cigna’s existing client and customer relationships, as well as facilitates a broader deployment of Cigna’s range of health and wellness capabilities and product offerings.

CIGNA CORPORATION – 2011 Form 10-K – 2

Back to Contents

In each of Cigna’s ongoing businesses, the Company strives to differentiate itself in the marketplace and provide sustained value to its customers, as more fully described below:

Health Care Segment: In the National market segment (consisting of companies with 5,000 or more employees), Cigna focuses on large employers that value the Company’s wellness programs, integrated clinical approach and national network of health care providers. In the Middle Market segment (companies with over 250 and less than 5,000 employees), Cigna focuses on clients that value the Company’s integrated product suite, broad range of funding options, and competitive medical costs. In the Select market segment (companies with over 50 and under 250 employees), Cigna features unique self-funded plan options and competitive product offerings. Cigna is also pursuing continued growth in the Individual segment. An important part of the Company’s growth strategy is to identify and capitalize on opportunities for growth that extend Cigna’s reach, particularly in the Seniors and Individual markets. Cigna’s acquisition of HealthSpring in January 2012 (described above) is an example of the execution of this strategy.

Disability and Life Segment: Cigna focuses on returning employees to work quickly, resulting in a better quality of life for employees and higher productivity and lower cost for employers. Cigna seeks growth in this business with the Company’s market-leading return-to-work program, which is based on early outreach and engagement, a full suite of clinical and return-to-work resources, and specialized case management services tailored to individual situations. Cigna’s value-based products are aligned with employers’ growing recognition of the link between employee health and productivity/profitability. Along with these products, Cigna’s consultative selling approach brings solutions to clients and builds long-term relationships.

International Segment: Cigna continues to expand its supplemental health, life and accident and global health benefits businesses in existing markets, including South Korea and China. Where the opportunity to bring the Company’s product and health solutions to new markets is attractive, Cigna enters new markets. In 2011, Cigna entered the new market of Turkey and signed an agreement to establish a health joint venture in India. Additionally, the 2010 acquisition of Vanbreda International significantly expanded the Company’s presence in the global health benefits market, while the 2011 acquisition of FirstAssist in the U.K. added a travel accident insurance product line and expanded the Company’s distribution channels.

CIGNA CORPORATION – 2011 Form 10-K – 3

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

Cigna HealthCare believes the most sustainable approach to enhancing quality and managing health care costs is to fully engage customers in the decisions that affect their health and the health care services they receive. Accordingly, to assist customers in making informed choices about health care for themselves and their families, Cigna HealthCare provides personalized, actionable information about health and advocacy programs as well as about the cost and quality of health care services.

Underlying Cigna HealthCare’s operations is a foundation of clinical expertise and the ability to provide holistic, personal service. Cigna HealthCare’s strengths include its ability to:

•

combine medical and specialty product offerings to achieve a more integrated approach to customers’ health and promote consistent care management;

•

provide predictive modeling and other analytical tools to assist in providing targeted information for those customers with the greatest health and lifestyle risks;

•

leverage Cigna’s investment in care management technology (HealthEviewSM) to create personalized care plans that adapt to each customer’s preferences and individual health goals so that they can make healthier lifestyle and health choices; and

•

collaborate with health care professionals through accountable care organizations with the objective of improving the quality of care and service experience for customers while lowering costs and improving overall value.

Principal Products and Services

Cigna offers a variety of products and services to employers and other groups that sponsor group health plans. With the exception of Health Maintenance Organization (“HMO”), Medicare, Voluntary and stop loss products, each of Cigna HealthCare’s products is offered with alternative funding options (described below). Cigna may sell multiple products under the same funding arrangement to the same employer. Approximately 85% of the Company’s medical customers are enrolled in self-insured plans, with the remainder split relatively evenly between guaranteed cost and experience-rated insured plans. Approximately 90% of our medical customers are enrolled in self-insured and experience-rated plans, where lower medical costs directly benefit our corporate clients and their employees.

Cigna also offers guaranteed cost medical and dental insurance to individuals; see the “markets and distribution” section for additional information about the Company’s offerings in the individual and family market segment.

In January 2012, Cigna acquired HealthSpring, Inc. (“HealthSpring”), which is one of the largest Medicare Advantage providers in the U.S. HealthSpring offers Medicare-eligible beneficiaries health care benefits, including prescription drugs, through managed care health plans. HealthSpring also operates a national stand-alone prescription drug plan in accordance with Medicare Part D.

Commercial Medical

Cigna HealthCare provides a wide array of products and services to meet the needs of employers, other sponsors of health benefit plans and their plan participants (i.e., employees/customers and their eligible dependents), and individuals, including:

Network, Network Open Access and Open Access Plus Plans

Cigna HealthCare offers a product line of indemnity managed care benefit plans on an insured (guaranteed cost or experience-rated) or self-insured basis. Premiums for insurance policies written on a guaranteed cost or experience-rated basis are reported in the appropriate premium category in the revenue table included in the Health Care section of the MD&A beginning on page 62 of this Form 10-K. For self-insured plans, where a majority of the Company’s customers are enrolled, revenues consist of administrative fees and are included in fees in the revenue table.

CIGNA CORPORATION – 2011 Form 10-K – 4

Back to Contents

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

Choice Fund® suite of Consumer-Driven Products

In connection with many of the products described above, Cigna HealthCare offers the Cigna Choice Fund suite of consumer-driven products, including Health Reimbursement Accounts (“HRA”), Health Savings Accounts (“HSA”) and Flexible Spending Accounts (“FSA”). These plans are designed to shift employee thinking and behaviors without the need to shift cost by motivating employees to understand and manage their health and health benefits.

•

Cigna’s Choice Fund HRA covers employees through an account funded by employer contributions. Within the HRA, employers can choose from innovative plan design options, including self-funding and fully-insured. HRA dollars can be rolled over from year to year at the plan sponsors’ discretion. The HRA is often combined with a high deductible plan.

•

HSA plans allow plan sponsors to choose from a variety of benefit plan designs and funding options. They combine a federally qualified high deductible health plan with a tax-advantaged savings account that offers mutual fund investment options. Funds in an HSA can be used to pay the deductible and other IRS approved health care expenses. The health savings account is portable and funds roll over from year to year.

•

An FSA allows customers to pay for IRS approved health care expenses with pre-tax employee contributions. Unused funds in an FSA cannot be rolled over from year to year; they are forfeited by the employee.

Stop Loss Coverage

Cigna HealthCare offers stop loss insurance coverage for self-insured plans. This stop loss coverage reimburses the plan for claims in excess of a predetermined amount, either for individuals (“specific”) or the entire group (“aggregate”), or both. Cigna HealthCare also includes stop loss features in its experience-rated policies (discussed below).

Shared Administration Services

Cigna HealthCare provides Taft-Hartley trusts and other entities access to its national provider network and provides claim re-pricing and other services (e.g., utilization management).

Voluntary

Cigna HealthCare’s voluntary medical products are offered to employers with 51 or more eligible employees and are designed to provide hourly and part-time employees with limited coverage that is more affordable than comprehensive medical plans. Cigna Voluntary products currently have annual and, in some cases, lifetime maximums, which are prohibited under the Patient Protection and Affordable Care Act effective September 23, 2010. However, the Department of Health & Human Services (HHS) has approved a waiver of these limitations for plans in effect as of September 23, 2010. Annual benefit limits are prohibited beginning January 1, 2014, and Cigna expects to cease offering these products at that time.

CIGNA CORPORATION – 2011 Form 10-K – 5

Back to Contents

Medicare

Medicare Advantage

The Company’s acquisition of HealthSpring in January 2012 significantly expands Cigna’s presence in the Seniors segment. As a result of the acquisition, beginning in 2012, Cigna operates Medicare Advantage coordinated care plans in 11 states and the District of Columbia. Under the Medicare program, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as the Company’s coordinated care plans, and The Centers for Medicare and Medicaid Services reimburse the Company pursuant to a risk adjustment payment methodology. Cigna’s coordinated care plans bring together networks of local hospitals and physicians, typically centered around a primary care physician, who is experienced and effective in managing the health care needs of the Medicare population. Cigna utilizes a physician engagement strategy that aims to create mutually beneficial and collaborative arrangements with providers, aligning their interests with the objective of providing high-quality, cost-effective healthcare, and ultimately encouraging providers to deliver a level of care that promotes customer wellness, reduces avoidable catastrophic outcomes, and improves clinical results.

Other Medicare Plans

Cigna also offers group Medicare Supplement plans that provide retirees with a combination of the simplicity of Medigap-style plans with flexible funding and plan design options allowing clients to customize plans to meet their unique needs. Retirees may visit any health care professional or facility that accepts Medicare throughout the country – with no referrals required.

Medicare Part D

Cigna’s Medicare Part D prescription drug program, Cigna Medicare Rx®, provides a number of plan options as well as service and information support to Medicare and Medicaid eligible customers. Cigna Medicare Rx is available in all 50 states and the District of Columbia. Cigna’s Part D plans offer the savings of Medicare combined with the flexibility to provide enhanced benefits and a drug list tailored to clients’ specific needs. Retirees benefit from broad network access and value-added services that help keep them well and save them money. As a result of the acquisition of HealthSpring, Cigna will now offer Medicare Part D prescription drug benefits through its Medicare Advantage plans, and also expand its stand-alone Medicare Part D prescription drug plan.

Specialty

Medical Specialty

Health Advocacy

Cigna HealthCare offers medical management, disease management, and other health advocacy services to employers and other plan sponsors. These services are offered to customers covered under Cigna HealthCare administered plans as well as individuals covered under plans insured and/or administered by competing insurers/third-party administrators. Cigna offers seamless integration of services that address the clinical and administrative challenges inherent in coordinating multiple vendors. Through its health advocacy programs, Cigna HealthCare works to help healthy people stay healthy; help people change behaviors that put their health at risk; and assist those with existing health problems in accessing quality care.

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

•

the Cigna Your Health First® program, a holistic coaching program to help customers better manage chronic health conditions;

•

Cigna Health Advisor®, which provides customers with access to a personal health coach to help them reach their health and wellness goals;

•

Cigna’s Well Informed program, which uses clinical rules-based software to identify potential gaps and omissions in customers’ health care by analyzing integrated medical, behavioral, pharmacy and lab data allowing Cigna HealthCare to communicate the gaps to customers and their doctors; and

•

Cigna’s online coaching capabilities.

CIGNA CORPORATION – 2011 Form 10-K – 6

Back to Contents

Cigna Onsite Health

Over the past four years, Cigna has built an extensive suite of onsite capabilities that include health centers, dedicated health advocates at employer sites across the country, hourly coaching services, wellness seminars and onsite biometric screenings through the acquisition of Kronos Optimal Health. Cigna’s onsite programs enable better engagement through face-to-face interaction and intervention to help individuals improve their health, resulting in cost savings for employers.

Cigna’s onsite services include more than 75 health centers and the annual administration of more than 400,000 biometric screenings as well as approximately 2,200 wellness seminars each year. As a result of the acquisition of HealthSpring, Cigna now operates three LivingWell Health Centers, where Medicare customers can receive care from an expanded care team including physicians, nurse practitioners, nurses, pharmacists, and nurses educators. The Centers also offer a range of social and community events tailored to meet the needs of seniors. Cigna also runs six LivingWell “practices” that incorporate the principles of the larger stand-alone Centers while allowing the customer to continue to see his or her primary care physician in an office setting.

Cost Containment Service

Cigna administers cost containment programs with respect to health care services/supplies that are covered under benefit plans. These programs, which may involve contracted vendors, are designed to control health costs by reducing out-of-network utilization, auditing provider bills and recovering overpayments from other insurance carriers or health care professionals. Cigna earns fees for providing or arranging these services.

Behavioral Specialty

Behavioral Health

Cigna arranges for behavioral health care services for customers through its nationwide network of participating behavioral health care professionals. Cigna offers behavioral health care case management services, employee assistance programs (EAP), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. Cigna Behavioral Health focuses on integrating its programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

As of December 31, 2011, Cigna’s behavioral national network had approximately 108,000 access points to independent psychiatrists, psychologists and clinical social workers and approximately 9,000 facilities and clinics that are reimbursed on a contracted fee-for-service basis.

Cigna Pharmacy Management

Cigna Pharmacy Management

Cigna Pharmacy Management offers prescription drug plans to its insured and self-funded customers both in conjunction with its medical products and on a stand-alone basis. With a nationwide network of over 62,000 contracted pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager (PBM) offering clinical integration programs, specialty pharmacy solutions, and fast, efficient home delivery of prescription medicines.

Programs that facilitate this integration of medical, behavioral and pharmacy offerings include the previously discussed Well Informed program, which focuses on chronic conditions that require strict compliance with prescription drug therapy such as asthma, diabetes, back pain and high cholesterol, as well as Step Therapy, which encourages customers to use generic and/or preferred brand drugs rather than higher cost brand-named drugs. Step Therapy is implemented through claim management protocols, which may include communications with customers and their physicians. The Company coordinates pharmacy management with all of Cigna’s health advocacy programs and tools by focusing on patient education, including emphasizing the importance of adherence to medication instructions.

Cigna Specialty Pharmacy Management

Cigna’s administered medical and pharmacy coverage can meet the needs of customers with complex conditions that require specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage benefit from continuity of care, integrated reporting, and aggressive unit cost discounts on all specialty drugs – regardless of where they are administered.

TheraCare Program

Cigna’s specialty pharmacy outcome management program, TheraCare, manages specialty conditions by seeking to lower costs and improve the health and satisfaction of our customers. Cigna has a comprehensive list of conditions covered regardless of the pharmacy used to fill the respective prescription, or under which benefit the prescription falls. TheraCare is coordinated with other Cigna health advocacy programs and all data is captured for analysis and reporting.

CIGNA CORPORATION – 2011 Form 10-K – 7

Back to Contents

Cigna Home Delivery Pharmacy

Cigna also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its home delivery operation. Cigna Home Delivery Pharmacy provides a high-quality, efficient home delivery pharmacy distinguished by individual care relating to compliance and specialty medications. Orders may be submitted through the mail, via phone or through the internet at myCigna.com.

Dental and Vision

Dental

Cigna Dental Health offers a variety of dental care products including dental health maintenance organization plans (“Dental HMO”), dental preferred provider organization (“DPPO”) plans, dental exclusive provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase Cigna Dental Health products as stand-alone products or integrated with Cigna HealthCare’s medical products. Additionally, as of June 1, 2011, individual customers can purchase DPPO plans in conjunction with individual medical policies. As of December 31, 2011, Cigna Dental Health customers totaled approximately 10.9 million, representing employees at approximately 33% of all Fortune 100 companies. Most of these customers are in self-insured plans. All of Cigna’s dental HMO customers participate in guaranteed cost insured plans. Managed dental care products are offered in 38 states for Dental HMO and 43 states and the District of Columbia for Dental PPO through a network of independent health care professionals that have contracted with Cigna Dental Health to provide dental services.

Cigna Dental Health customers access care from the largest dental PPO network in the U.S. and one of the largest dental HMO networks in the U.S., with approximately 235,500 DPPO-contracted access points (approximately 92,000 unique health care professionals) and approximately 58,000 dental HMO-contracted access points (approximately 16,500 unique health care professionals).

Cigna Dental Health stresses preventive dentistry; it believes that promoting preventive care contributes to a healthier workforce, an improved quality of life, increased productivity and fewer treatment claims and associated costs over time. Cigna Dental Health offers customers a dental treatment cost estimator to educate customers on oral health and aid them in their dental health care decision-making.

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services. Cigna’s national vision care network, which consists of approximately 53,000 health care professionals in approximately 22,800 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers. Routine vision products are offered in conjunction with Cigna HealthCare’s medical and dental product offerings.

Funding Arrangements, Pricing, Reserves and Reinsurance

The segment’s health care products and services are offered through the following funding arrangements:

•

Insured - Guaranteed Cost;

•

Insured - Shared ReturnsSM (also referred to as “experience-rated”); and

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

CIGNA CORPORATION – 2011 Form 10-K – 8

Back to Contents

Since January 1, 2011, the Patient Protection and Affordable Care Act (“Health Care Reform”) has required Cigna HealthCare’s comprehensive medical insurance products to meet a minimum medical loss ratio (“MLR”) of 85% for large groups (generally defined as employers with more than 50 employees) and 80% for small groups and individuals. The United States Department of Health and Human Services has issued interim final regulations that specify how the MLR is to be calculated. These regulations currently require the MLR to be calculated on a state-by-state basis for each separate insurance company or HMO, and then separately within each state for large groups, small groups and individuals. The MLR is determined generally as the sum of claims plus expenses that improve health care quality divided by premiums less taxes and assessments. To the extent the MLR minimums are not met for large groups, small groups or individual segments within each state, premium rebates are paid to both employers and customers enrolled in the plans based on the portion of the premium each has contributed. Approximately 15% of Cigna HealthCare’s customers are enrolled in insured plans subject to the MLR requirements.

Insured - Guaranteed Cost

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

Insured - Shared ReturnsSM (also referred to as experience-rated)

The key features of a Shared Returns funding arrangement are summarized below:

•

The premium, determined at the beginning of the policy period, typically includes a margin to partially protect against adverse claim fluctuations. Premiums may be adjusted for the actual claim and, in some cases, administrative cost experience of the policyholder through an experience settlement process after the policy period as discussed below.

•

If cost experience is favorable in relation to the premium rates, a portion of the initial premiums may be credited to the policyholder as an experience refund. However, if claims and expenses exceed the initial premiums (an “experience deficit”), Cigna HealthCare generally bears the risk.

•

Cigna HealthCare may recover an experience deficit, according to contractual provisions, through future premiums and experience settlements, provided the policy remains in force. If premiums exceed claims and expenses, any surplus amount is generally first used to offset prior deficits and otherwise generally returned to the policyholder.

Minimum premium funding arrangements combine insurance protection with an element of self-funding. Key features of insurance policies using a minimum premium funding arrangement are summarized below:

•

The policyholder is responsible for funding all claims up to a predetermined aggregate, maximum monthly amount, and Cigna HealthCare bears the risk for claim costs incurred in excess of that amount.

•

Instead of paying a fixed monthly premium, the group policyholder establishes and funds a bank account and must maintain an agreed-upon amount in the account. The policyholder authorizes the insurer to draw upon funds in the account to pay claims and other authorized expenses.

•

The policyholder pays a significantly reduced monthly “residual” premium while the policy is in effect and a supplemental premium (to cover reserves for run-out claims and administrative expenses) upon termination.

•

As with other Shared Returns (experience-rated) insurance products, Cigna HealthCare may recover deficits from margins in future years if the policy is renewed.

CIGNA CORPORATION – 2011 Form 10-K – 9

Back to Contents

Liabilities are established for estimated experience refunds based on the results of Shared Returns (retrospectively experience-rated) policies and applicable contract terms. Cigna HealthCare credits interest on experience refund balances to these policyholders using rates that are set at Cigna HealthCare’s discretion, taking investment performance and market rates into consideration. Higher rates are credited to funds with longer expected payout terms, reflecting the fact that higher yields are generally available on investments with longer maturities. For 2011, the rates of interest credited ranged from 0.8% to 3.5%, with a weighted average rate of approximately 1.5%.

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

•

In some cases, Cigna HealthCare provides performance guarantees associated with meeting certain service related and other performance standards. If these standards are not met, Cigna HealthCare may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. Cigna HealthCare establishes liabilities for estimated payouts associated with these guarantees. See Note 23 to the Consolidated Financial Statements beginning on page 159 of this Form 10-K for details about these guarantees.

Pricing

Premium rates for insured funding arrangements are based on assumptions about the expected utilization levels of medical services, costs of medical services and the Company’s administrative costs. The profitability of these arrangements will vary by the actual utilization level of medical services, the cost of the services provided and the costs to administer the benefit programs and the premium charged. Additionally, beginning in 2011, overall margin is effectively capped by the minimum loss ratio rebates required by Health Care Reform, as favorable experience in a market generates premium rebates instead of offsetting any unfavorable experience in other markets.

Pricing for self-funded arrangements is generally based on the expected cost to administer those arrangements and will vary by the services provided and the size and complexity of the benefit programs, among other factors.

Reserves

In addition to paying current benefits and expenses under HMO and health insurance policies, Cigna HealthCare establishes reserves for amounts estimated to fund reported claims not yet paid, as well as claims incurred, but not yet reported. As of December 31, 2011, approximately $1.4 billion, or 61% of the reserves of Cigna HealthCare’s operations comprised liabilities that are likely to be paid within one year, primarily for medical and dental claims, as well as certain group disability and life insurance claims. The reserve amount expected to be paid within one year includes $194 million that is recoverable from certain ASO customers and from minimum premium policyholders. The remaining reserves relate primarily to contracts that are short term in nature, but have long term payouts and include liabilities for group long-term disability insurance benefits and group life insurance benefits for disabled and retired individuals, benefits paid in the form of both life and non-life contingent annuities to survivors and contract holder deposit funds.

Reinsurance

Cigna HealthCare reduces its exposure to large catastrophic losses under group life, disability and accidental death contracts by purchasing reinsurance from unaffiliated reinsurers.

Financial information, including premiums and fees, is presented in the Health Care section of the MD&A beginning on page 62 and in Note 22 to Cigna’s Consolidated Financial Statements beginning on page 156 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 10

Back to Contents

Service and Quality

Customer Service

Cigna HealthCare operates 16 service centers that together processed approximately 136 million medical claims in 2011. Satisfying customers is a primary business objective and critical to the Company’s success. To further this objective, in 2009, the Company made its call centers available 24 hours a day, seven days a week, 365 days a year. As of December 31, 2011, Cigna operated 10 call centers and a virtual call team that customers can call toll-free about their health care benefits, wellness programs and claims. Cigna recognizes that customers with significant health events may have additional customer service needs. Therefore, Cigna has developed the “My Personal Champion” program, which provides qualified customers with a dedicated point of contact. Personal Champions serve as a resource for benefits and claims questions, assist with navigating the complex health care industry and offers education and support to customers and their families. As of December 31, 2011, approximately 4 million Cigna customers had access to the My Personal Champion program.

Technology

Cigna HealthCare understands the important role that information technology plays in improving the level of service that Cigna can provide to its customers, which is critical to the continued growth of the Company’s health care business and its focus on customer-centricity. Accordingly, Cigna HealthCare continues to invest in its information technology infrastructure and capabilities including tools and Internet-enabled technology that support Cigna HealthCare’s focus on providing customers with a personalized experience in making health care decisions. Examples include:

•

myCigna.com, Cigna’s consumer Internet portal. The newly redesigned portal is personalized with customers’ medical, dental and pharmacy plan information. Customers can use online tools to understand their benefits, track their claims and finances and manage their health. MyCigna is a multi-media portal with video content, social networking capabilities, podcasts and other interactive tools to help customers achieve their health and financial goals. Cigna customers can now access much of this information through their mobile phones, making it easier to get the information customers need when and where they need it;

•

myCignaPlans.com, a website that allows prospective customers who purchase medical coverage through their employer to compare plan coverage and pricing options, before enrolling, based on a variety of factors. The application gives customers information on the total health care cost to them and their employer;

•

Health Risk Assessment, an online interactive tool that helps customers identify potential health risks and monitor their health status;

•

social media, including dedicated YouTube and Facebook pages that allow individuals to participate in online communities specific to Cigna and their interest in health awareness and improvement;

•

a number of interactive online cost and quality information tools that compare hospital quality and efficiency information, prescription drug choices and average price estimates and member-specific average out-of-pocket cost estimates for certain medical procedures; and

•

a special website designed for seniors, with large font and documents designed for the visually impaired, sections focused on understanding Medicare with educational information and a Medicare “Toolkit”, as well as easy access to plan information in English and Spanish.

Benefit/Claim Resolution

Cigna HealthCare customer service representatives are empowered to immediately resolve a wide range of issues to help customers obtain the most from their benefit plans. If an issue cannot be resolved informally, Cigna HealthCare has a formal appeals process that can be initiated by telephone or in writing and involves two levels of internal review. For those matters not resolved by internal reviews, Cigna HealthCare customers are offered the option of a voluntary external review of claims. The Cigna HealthCare formal appeals process addresses member inquiries and appeals concerning initial coverage determinations based on medical necessity and other benefits/coverage determinations. Cigna HealthCare’s formal appeals process meets regulatory requirements, including the National Committee for Quality Assurance (“NCQA”), Employee Retirement Income Security Act of 1974 (“ERISA”), and Utilization Review Accreditation Commission (“URAC”).

CIGNA CORPORATION – 2011 Form 10-K – 11

Back to Contents

Quality Medical Care

Cigna HealthCare’s commitment to promoting quality medical care to its customers is reflected in a variety of activities including: credentialing medical health care professionals and facilities that participate in Cigna HealthCare’s managed care and PPO networks as well as developing the Cigna Care NetworkSM specialist physician designation described below.

Participating Provider Network

Cigna HealthCare has an extensive national network of participating health care professionals that consisted of approximately 5,600 hospitals and approximately 667,400 health care professionals as of December 31, 2011 as well as other facilities, pharmacies and vendors of health care services and supplies.

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

Cigna Medical Group

Cigna Medical Group (CMG) is the multi-specialty medical group practice division of Cigna HealthCare of Arizona, Inc. which delivers primary care and certain specialty care services through 25 medical facilities and approximately 194 employed clinicians in the Phoenix, Arizona metropolitan area. Eighteen of these multi-specialty health care centers and their affiliated primary care physicians have received the top level (level 3) of accreditation from NCQA (Patient Centered Medical Homes). CMG currently holds the highest level of this accreditation for the greatest number of practices and physicians in the state of Arizona.

Cigna Care NetworkSM

Cigna Care Network is a benefit design option available for Cigna HealthCare administered plans in 68 service areas across the country. Cigna Care Network’s designated physicians are a subset of participating physicians in certain specialties who are so designated based on specific clinical quality and cost-efficiency selection criteria. Customers pay reduced co-payments or co-insurance when they receive care from a specialist designated as a Cigna Care Network provider. Participating specialists are evaluated regularly for the Cigna Care Network designation.

Provider Credentialing

Cigna HealthCare credentials physicians, hospitals and other health care professionals in its participating provider networks using quality criteria which meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years.

External Validation

Cigna continues to demonstrate its commitment to quality and has expanded its scope of external validation of its quality programs through nationally recognized accreditation organizations. Each of Cigna’s 36 PPO/OAP markets and 22 of the HMO and POS plans that have undergone an accreditation review have earned Excellent or Commendable status from the NCQA, a private, nonprofit organization dedicated to improving health care quality. In addition, Cigna’s provider transparency, wellness, utilization management, case management and demand management programs have been awarded the highest outcomes possible. From NCQA, Cigna earned Physician & Hospital Quality Certification and Wellness and Health Promotion Accreditation. From URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation, Cigna has full accreditation for Health Utilization Management.

HEDIS® Measures

In addition, Cigna HealthCare participates in NCQA’s Health Plan Employer Data and Information Set (“HEDIS®”) Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. Cigna HealthCare’s national results compare favorably to industry averages.

Accountable Care Organizations

Cigna has collaborated with 18 accountable care organizations, and expects to continue to expand these arrangements. The overall objective of these organizations is to improve the quality of care and service experience for customers while lowering their costs and improving overall value. The goal in collaborating with an accountable care organization is to identify health care delivery organizations (medical groups and hospital organizations) that can coordinate end-to-end care for a defined population of patients.

CIGNA CORPORATION – 2011 Form 10-K – 12

Back to Contents

Markets and Distribution

Cigna HealthCare offers products in the following markets:

•

National segment - these employers have 5,000 or more U.S.-based, full-time employees living in two or more states.

•

Middle Market segment – comprised of employers with 250 to 4,999 U.S.-based, full-time employees located in one or more states with a majority of their full-time employees living and working in the same state. This segment also includes single site employers with more than 250 employees, Taft-Hartley plans and other third party payers.

•

Select segment - focuses on employers with 51-249 eligible employees and provides ASO and guaranteed cost funding solutions. Select also provides ASO funding to employers with a minimum of 25 employees.

•

Individual - Cigna HealthCare actively markets health and dental insurance to individuals in ten states as of December 31, 2011, including Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas.

•

Seniors (Medicare) - focuses on the health care needs of individuals who are pre- or post-65 retirees and employers who offer coverage to their pre- and post-65 retirees.

•

Small business - Cigna has withdrawn its insured medical product offering from the Small Group market (defined as employers with two to 50 employees) in the following states: California, Connecticut, Florida, Georgia, Hawaii, Illinois, Kansas, Missouri, New Hampshire, New York, North Carolina, Ohio, Pennsylvania, South Carolina and Virginia, as well as the District of Columbia. The insured medical withdrawal in Texas will be completed in 2012. Cigna will continue to offer insured small group medical policies in Arizona, New Jersey, New Mexico, Tennessee, Vermont and the U.S. Virgin Islands.

Cigna HealthCare employs sales representatives to distribute its products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups. Cigna HealthCare also employs representatives to sell utilization review services, managed behavioral health care and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2011, the field sales force for the products and services of this segment consisted of approximately 830 sales representatives in approximately 90 field locations. With respect to the acquired HealthSpring business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues.

Competition

Cigna HealthCare’s business is subject to intense competition, and industry consolidation has created an even more competitive business environment. In certain geographic locations, some health care companies may have significant market share positions, but no one competitor dominates the health care market nationally. Cigna HealthCare expects a continuing trend of consolidation in the industry given the current economic and political environment. Cigna HealthCare also expects continued vertical integration, with the line blurring between clinicians and hospitals, and traditional insurers.

Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees a choice of products from more than one health care company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal. As Health Care Reform is implemented, Cigna expects competition for individuals in the market to purchase insurance for themselves or their families to increase.

CIGNA CORPORATION – 2011 Form 10-K – 13

Back to Contents

The primary competitive factors are quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of clients and their employees; price; total cost management; technology; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Cigna HealthCare believes that its health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and funding options are competitive advantages. These advantages allow Cigna HealthCare to respond to the diverse needs of its customer base. Cigna HealthCare also believes that its focus on helping to improve the health, well-being and sense of security of its customers will allow it to differentiate itself from its competitors.

Cigna HealthCare’s principal competitors are:

•

other large insurance companies that provide group health and life insurance products;

•

Blue Cross and Blue Shield organizations;

•

stand-alone HMOs and PPOs;

•

HMOs affiliated with major insurance companies and hospitals; and

•

national managed pharmacy, behavioral health and utilization review services companies.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allows consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives, access to enhanced medical quality data and other information sharing. The effective use of the Company’s health advocacy capabilities, decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and Cigna HealthCare believes its capabilities in these areas will be competitive differentiators.

Industry Developments

In the first quarter 2010, Health Care Reform was signed into law. Certain provisions became effective during 2010 and 2011 and others will take effect from 2012 to 2018. Under Health Care Reform, many of the details of these laws were to be set forth through regulations. While federal agencies have published interim final regulations with respect to certain requirements, many aspects of implementing this legislation remain uncertain. For more information concerning Health Care Reform, see the Introduction section of the MD&A beginning on page 48 and the Regulation section beginning on page 26 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 14

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

Principal Products and Services

Disability

Long-term and short-term disability insurance products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. Cigna Disability and Life also provides assistance to employees in returning to work and assistance to their employers in managing the cost of employee disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid, but may also include coverage paid for entirely by employees.

Cigna Disability and Life is an industry leader in returning employees to work quickly, resulting in higher productivity and lower cost for employers and a better quality of life for their employees. Cigna Disability and Life’s disability insurance products may be integrated with other disability benefit programs, behavioral programs, medical programs, social security advocacy, and leave of absence administration. Cigna believes this integration provides customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. Coordinating the administration of Cigna Disability and Life’s disability and Cigna HealthCare’s medical programs provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. Examples of the benefits of this integrated approach (for which Cigna may receive fees) include:

•

the use of information from the Cigna HealthCare and Cigna Disability and Life databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly; and

•

proactive outreach from Cigna Behavioral Health to assist employees suffering from a mental health condition, either as a primary condition or as a result of another condition.

As measured by 2011 premiums and fees, disability constituted approximately 46% of Cigna Disability and Life’s business. Approximately 9,730 insured disability policies covering approximately 5.8 million lives were outstanding as of December 31, 2011.

Life Insurance

Life insurance products offered by Cigna Disability and Life include group term life and group universal life. Group term life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.

Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage.

As measured by 2011 premiums and fees, group life insurance constituted approximately 45% of Cigna Disability and Life’s business. Approximately 5,500 group life insurance policies covering approximately 5.2 million lives were outstanding as of December 31, 2011.

Other Products and Services

Cigna Disability and Life offers personal accident insurance coverage, which consists primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid.

Cigna Disability and Life also offers specialty insurance services that consist primarily of disability and life, accident, and hospital indemnity products to professional or trade associations and financial institutions.

CIGNA CORPORATION – 2011 Form 10-K – 15

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

In 2010, Cigna sold the workers’ compensation and case management services previously provided through its Intracorp® subsidiary. For more information on this sale, see “Acquisitions and Dispositions” in the Introduction section of the MD&A beginning on page 48.

Financial information, including premiums and fees, is presented in the Disability and Life section of the MD&A beginning on page 67 and in Note 22 to Cigna’s Consolidated Financial Statements beginning on page 156 of this Form 10-K.

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

Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are generally guaranteed for one to three years and selectively guaranteed for up to five years, but policies are generally subject to early termination by the policyholder or by the insurance company. Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience, which varies by product.

Premiums for group universal life insurance products consist of mortality, administrative and surrender charges assessed against the policyholder’s fund balance. Interest credited and mortality charges for group universal life, and mortality charges on group variable universal life, may be adjusted prospectively to reflect expected interest and mortality experience. Mortality charges are subject to guaranteed maximum rates stated in the policy.

In addition to paying current benefits and expenses, Cigna Disability and Life establishes reserves in amounts estimated to be sufficient to pay reported claims not yet paid, as well as claims incurred but not yet reported. For liabilities with longer-term pay-out periods such as long-term disability, reserves represent the present value of future expected payments. Cigna Disability and Life discounts these expected payments using assumptions for interest rates and the length of time over which claims are expected to be paid. The annual effective interest rate assumptions used in determining reserves for most of the long-term disability insurance business is 4.50% for claims that were incurred in 2011 and 5.30% for claims that were incurred in 2010 and prior. For group universal life insurance, Cigna Disability and Life establishes reserves for deposits received and interest credited to the policyholder, less mortality and administrative charges assessed against the policyholder’s fund balance.

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

CIGNA CORPORATION – 2011 Form 10-K – 16

Back to Contents

Markets and Distribution

Cigna Disability and Life markets the group insurance products and services described above to employers, employees, professional and other associations and groups in the following customer segments:

•

National segment - these are multi-site employers generally with more than 5,000 employees;

•

Middle Market segment – generally defined as multi-site employers with more than 250 but fewer than 5,000 employees, and single-site employers with more than 250 employees; and

•

Select segment - generally includes employers with more than 50 but fewer than 250 employees.

In marketing these products, Cigna Disability and Life primarily sells through insurance brokers and consultants and employs a direct sales force. As of December 31, 2011, the field sales force for the products and services of this segment consisted of approximately 200 sales professionals in 27 office locations.

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

The principal competitors of Cigna’s group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products. As of December 31, 2011, Cigna is one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

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

Employers are also expressing a growing interest in employee wellness, absence management and productivity and recognizing a strong link between health, productivity and their profitability. As this interest grows, Cigna believes it is well positioned to deliver integrated solutions that address these broad employer and employee needs through its programs that promote a healthy lifestyle, offer assistance in returning to work and integrate health care and disability programs. Cigna also believes that its strong disability management portfolio and fully integrated programs provide employers and employees tools to improve health status. This focus on managing the employee’s total absence enables Cigna to increase the number and likelihood of interventions and minimize disabling events.

CIGNA CORPORATION – 2011 Form 10-K – 17

Back to Contents

F.  International

Cigna’s International segment (“Cigna International”) offers supplemental health, life and accident insurance products as well as international health care products and services. These products and services are provided by subsidiaries of Cigna Corporation, including foreign operating entities.

Cigna International provides employers, affinity groups and individuals with quality local and global health care and related financial protection programs. With local licenses and partnerships in 30 countries and jurisdictions, Cigna International offers products and services to both local citizens and globally mobile individuals. Cigna International services its globally mobile customers virtually everywhere in the world.

Principal Products and Services

Supplemental Health, Life and Accident Insurance

As measured by 2011 premiums and fees, supplemental health, life and accident insurance constituted approximately 51% of Cigna International’s business. These insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel (through the 2011 acquisition of FirstAssist), dental, cancer and other dread disease coverages. Term life as well as variable universal life insurance and other savings products are also included in the product portfolio. Cigna International’s supplemental health, life and accident insurance products are offered in South Korea, Taiwan, Indonesia, Hong Kong, the European Union, China, New Zealand, Thailand and Turkey. In China, Cigna International owns a 50% interest in a joint venture through which its products and services are offered.

International Health Care

As measured by 2011 premiums and fees, International Health Care constituted approximately 49% of Cigna International’s business. Cigna International’s health care businesses primarily consist of products and services to meet the needs of local and multinational companies and organizations and their local and globally mobile employees and dependents. These products and services include insurance and administrative services for medical, dental, vision, life, accidental death and dismemberment, and disability risks. These global health benefits products and services are offered through guaranteed cost, experience-rated, administrative services only, and minimum premium funding arrangements. For definitions of funding arrangements, see “Funding Arrangements” in Section D (Health Care) beginning on page 4 of this Form 10-K. The customers of Cigna International’s global health benefits business are multinational companies and intergovernmental and non-governmental organizations, headquartered in the United States, Canada, Europe, the Middle East, Hong Kong, China and other international locations. The acquisition of Vanbreda International, in 2010, further strengthened Cigna International’s position in this market.

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

Cigna International offers individual private medical insurance to local citizens in Spain as well as to individual globally mobile high net worth individuals. Cigna International has expanded its individual offerings into China and Hong Kong. Local, regional or global coverage is available to these groups, adapted to local market conditions.

Financial information, including premiums and fees, is presented in the International section of the MD&A beginning on page 69 and in Note 22 to Cigna’s Consolidated Financial Statements beginning on page 156 of this Form 10-K.

Customer Service

With over 8.5 million customer relationships across the globe, Cigna International continues to be a leader in providing quality customer service. Its globally mobile customers have access to medical professionals, case management experts and claims specialists 24 hours a day, 365 days a year, through service centers dedicated to their unique needs. Cigna International uses a wide range of measurement tools to gain better understanding of customers’ needs – ranging from quick 5-minute surveys of a customer’s call-center experience to more elaborate tracking of loyalty as measured by customers’ likelihood to refer Cigna to a friend.

CIGNA CORPORATION – 2011 Form 10-K – 18

Back to Contents

Cigna International has recently improved customer service representative training and hiring practices, enhanced customer communication methods based on customers’ preferences and expanded its basic telephone offering to also include a choice of email or text messaging channels. Additionally, Cigna International began offering opt-in choices for customers who choose to go paperless for their statements and explanations of benefits, and has improved the online claims process by simplifying the interface and providing worldwide access.

Pricing, Reserves and Reinsurance

Premium rates for Cigna International’s supplemental health, life and accident insurance products are based on assumptions about mortality, morbidity, customer acquisition and retention, expenses and target profit margins, as well as interest rates. The profitability of these products is primarily driven by the adequacy of mortality and morbidity assumptions used, and customer retention.

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

In addition to paying current benefits and expenses, Cigna International establishes reserves of amounts estimated to be sufficient to settle reported claims not yet paid, claims incurred but not yet reported as well as future amounts payable on experience-rated arrangements. Additionally, for some individual life insurance, savings, and supplemental health insurance products, Cigna International establishes policy reserves which reflect the present value of expected future obligations less the present value of expected future premiums attributable to policyholder obligations. Cigna International defers acquisition costs such as commissions, and certain internal selling, underwriting and policy fulfillment costs incurred in the sales of multi-year supplemental health, life, and accident products. For most products, these costs are amortized in proportion to premium revenue recognized, which is impacted by customer retention. For variable universal life products, acquisition costs are amortized in proportion to expected gross profits. In 2012, the Company will implement new accounting requirements for policy acquisition costs. See Note 2 to the Consolidated Financial Statements beginning on page 100 of the Form 10-K for additional information.

Cigna International’s operations are diversified by line of business and geographic spread of risk. South Korea, however, represents the single largest geographic market for Cigna International. In 2011, South Korea generated 31% of Cigna International’s revenues and 51% of its segment earnings. For information on the concentration of risk with respect to Cigna International’s business in South Korea, see “Other Items Affecting International Results” in the International section of the MD&A beginning on page 69 of this Form 10-K.

A global approach to underwriting risk management allows for each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit segment liability on a per life, per risk, and per event (catastrophe) basis.

Markets and Distribution

Cigna International’s supplemental health, life and accident insurance products are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing and in-branch bancassurance (where Cigna partners with a bank and uses the bank’s sales channels to sell its insurance products). Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners. These affinity partners primarily include banks, credit card companies and other financial and non-financial institutions. Cigna International also markets directly to consumers via direct response television and the Internet.

Cigna International’s health care products are distributed through independent brokers and consultants, select partners, Cigna International’s own sales personnel, telemarketing and the Internet.

CIGNA CORPORATION – 2011 Form 10-K – 19

Back to Contents

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

The primary competitors of the global health benefits business include U.S.-based and European health insurance companies with global health benefits operations. For the health care operations in the United Kingdom and Spain, the primary competitors are regional and local insurers, with Cigna’s market share at less than 5% of the premiums of the total local health care market.

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

Cigna’s global health benefits business is subject to the minimum medical loss ratio (“MLR”) requirements of Health Care Reform. During 2011, the Department of Health and Human Services provided a special methodology for calculating the MLR for global health benefits plans. This special methodology, that resulted in no premium rebates being due in 2011 for the global health benefits business, has been extended indefinitely. For additional information related to the effects of Health Care Reform on the global health benefits business, see the Regulation section of this Form 10-K beginning on page 26.

CIGNA CORPORATION – 2011 Form 10-K – 20

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

In 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring administration of this business to the reinsurer. See Note 3 to the Consolidated Financial Statements beginning on page 109 for more information.

Cigna’s remaining exposures stem primarily from its annuity reinsurance business, including its reinsurance of guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) contracts.

Life and Annuity Policies

Guaranteed Minimum Death Benefit Contracts

Cigna’s reinsurance segment reinsured GMDB (also known as variable annuity death benefits (“VADBe”)), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. Cigna has equity and other market exposures as a result of this product. The Company purchased retrocessional protection that covers approximately 5% of the assumed risks. The Company also maintains a dynamic hedge program (“GMDB equity hedge program”) to substantially reduce the equity market exposures relating to GMDB contracts by entering into exchange-traded futures contracts. In February 2011, the Company implemented a new dynamic interest rate hedge program (“GMDB growth interest rate hedge program”) that reduces a portion of the short-term interest rate exposures related to GMDB.

For additional information about GMDB contracts, see “Guaranteed Minimum Death Benefits” under Run-off Reinsurance section of the MD&A beginning on page 72 and Note 6 to Cigna’s Consolidated Financial Statements beginning on page 114 of this Form 10-K.

Guaranteed Minimum Income Benefit Contracts

In certain circumstances where Cigna’s reinsurance operations reinsured the GMDB, Cigna also reinsured GMIB under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with minimum income and death benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. When annuitants elect to receive these minimum income benefits, Cigna may be required to make payments which will vary based on changes in underlying mutual fund values and interest rates. Cigna has retrocessional coverage for 55% of the exposures on these contracts, provided by two external reinsurers. In February 2011, the Company implemented a dynamic hedge program (“GMIB equity hedge program”) to reduce a portion of the equity market exposures related to GMIB contracts by entering into exchange-traded futures contracts, as well as a partial interest rate dynamic hedge program (“GMIB growth interest rate hedge program”) designed to reduce the short-term interest rate exposures related to GMIB.

For additional information about GMIB contracts, see “Guaranteed Minimum Income Benefits” under Run-off Reinsurance section of the MD&A beginning on page 72 and Note 10 to Cigna’s Consolidated Financial Statements beginning on page 125 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 21

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

Other Risks

For more information on policy and claim reserves see the Run-off Reinsurance section of the MD&A beginning on page 72, and Notes 7 and 10 to Cigna’s Consolidated Financial Statements beginning on pages 117 and 125 respectively of this Form 10-K. For more information on the risk associated with Run-off Reinsurance, see the Risk Factors beginning on page 33 of this Form 10-K, and the Critical Accounting Estimates section of the MD&A beginning on page 58 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 22

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

Corporate-owned Life Insurance (“COLI”)

Principal Products and Services

The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of funding employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily non-participating universal life policies.

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

Product Features

COLI policies provide a death benefit for which Cigna collects fees to cover mortality risk. Mortality risk is retained according to guidelines established by Cigna. To the extent a given policy carries mortality risk that exceeds these guidelines, reinsurance is purchased from third parties for the balance. COLI policies also allow policy owners to borrow against a portion of their cash surrender value.

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

CIGNA CORPORATION – 2011 Form 10-K – 23

Back to Contents

Markets and Distribution

The Company continues to develop and enhance its product portfolio to pursue new business. The principal markets for COLI products are regional to national account-sized corporations, including banks. Cigna’s COLI products are offered through a select group of independent brokers with particular expertise in the bank market and in the use of COLI for the financing of benefit plan liabilities.

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

Individual Life Insurance & Annuity and Retirement Benefits Businesses

Cigna sold its individual life insurance and annuity business in 1998 and its retirement benefits business in 2004. Portions of the gains from these sales were deferred because the principal agreements to sell these businesses were structured as reinsurance arrangements. The remaining deferred gain balance is being recognized at the rate that earnings from the sold businesses would have been expected to emerge.

For more information regarding the sale of these businesses and the arrangements which secure Cigna’s reinsurance recoverables, see Note 7 of the Consolidated Financial Statements beginning on page 117 of this Form 10-K.

Settlement Annuity Business

Cigna’s settlement annuity business is a closed run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 31% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. In the case of the contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

The settlement annuities business is premium deficient, meaning initial premiums were not sufficient to cover all claims and profit. Liabilities are estimates of the present value of benefits to be paid less the present value of investment income generated by the assets supporting the product including realized and unrealized capital gains. The Company estimates these liabilities based on assumptions for investment yields, mortality, and administrative expenses. Refer to Note 2 to Cigna’s Consolidated Financial Statements beginning on page 100 of this Form 10-K for additional information regarding reserves for this business.

CIGNA CORPORATION – 2011 Form 10-K – 24

Back to Contents

I.  Investments and Investment Income

General Accounts

Cigna’s investment operations provide investment management and related services for Cigna’s corporate invested assets and the insurance-related invested assets in its General Account (“General Account Invested Assets”). Cigna acquires or originates, directly or through intermediaries, a broad range of investments including private placements and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans, which are fully collateralized by insurance policy cash values. Invested Assets are managed primarily by Cigna subsidiaries and, to a lesser extent, external managers with whom Cigna’s subsidiaries contract. Net investment income and realized investment gains (losses) are included as a component of earnings for each of Cigna’s operating segments (Health Care, Disability and Life, Run-off Reinsurance, Other Operations and International) and Corporate. For additional information about invested assets, see the “Investment Assets” section of the MD&A beginning on page 85 and Notes 10, 11, 12, 13 and 14 to Cigna’s Consolidated Financial Statements beginning on pages 125, 134, 140, 143 and 144 of this Form 10-K.

Cigna’s investment strategy is to maximize risk-adjusted yields for the portfolios. Cigna manages the investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer term obligations associated with disability and life products, and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions. Cigna routinely monitors and evaluates the status of its investments, obtaining and analyzing relevant investment-specific information as well as assessing current economic conditions, trends in capital markets and other factors. Such factors include industry sector considerations for fixed maturity investments and mezzanine and private equity partnership investments, and geographic and property-type considerations for commercial mortgage loan and real estate investments.

Separate Accounts

Cigna subsidiaries or external managers manage Separate Account assets on behalf of contractholders. These assets are legally segregated from the Company’s other businesses and are not included in the General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

As of December 31, 2011, Cigna’s Separate Account assets consisted of:

•

$1.3 billion in separate account assets that are managed by the buyer of the retirement benefits business pursuant to reinsurance arrangements described in the Sales of Individual Life Insurance & Annuity and Retirement Benefits Businesses sections in Note 7 to the Consolidated Financial Statements beginning on page 117 of this Form 10-K;

•

$3.0 billion in separate account assets, that constitute a portion of the assets of the Cigna Pension Plan; and

•

$3.8 billion in separate account assets, that primarily support certain corporate-owned life insurance, health care and disability and life products.

CIGNA CORPORATION – 2011 Form 10-K – 25

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

Cigna and its international subsidiaries comply with regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. The broader regulatory environment may include anti-corruption laws, economic sanctions laws, various privacy, insurance, tax, tariff and trade laws and regulations, corporate governance, employment, intellectual property and investment laws and regulation, discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer’s ownership. In addition, the expansion of Cigna’s operations into foreign countries increases the Company’s exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 (FCPA). See page 29 for further discussion of international regulations.

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by state and federal laws and administrative agencies, such as state departments of insurance and the federal departments of Labor, Health and Human Services, Treasury and Justice, the Internal Revenue Service as well as the courts. Health savings accounts, health reimbursement accounts and flexible spending accounts are also regulated by the U.S. Department of the Treasury and the Internal Revenue Service.

Cigna’s operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy and the Center for Medicare & Medicaid Services to assess compliance with applicable laws and regulations. In addition, Cigna’s current and past business practices are subject to review by, and from time to time the Company receives subpoenas and other requests of information from, various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General, and other state and federal authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of its business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of Cigna’s business practices, as well as fines, penalties or other sanctions.

CIGNA CORPORATION – 2011 Form 10-K – 26

Back to Contents

Regulatory and Legislative Developments

The federal and state governments in the U.S. as well as governments in other countries where Cigna does business continue to enact and seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of Cigna’s business.

Health Care Reform

In the first quarter of 2010, Health Care Reform was signed into law. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among other requirements, provisions for guaranteed coverage and renewal requirements, prohibitions on some annual and all lifetime limits on the dollar amount of benefits for essential health services, increased restrictions on rescinding coverage, minimum medical loss ratio and customer rebate requirements, a requirement to cover preventive services on a first dollar basis, and greater controls on premium rate increases for individual and small employer health insurance. It also provides for state insurance exchanges through which qualified insurers and HMOs will be able to offer insured plans to individuals and small employers. Certain of the law’s provisions became effective during 2010 and 2011 and others will take effect from 2012 to 2018. Health Care Reform left many of the details of the new law to be established through regulations. While federal agencies have published interim final regulations with respect to certain requirements, many issues remain uncertain.

The provisions of the new law that became effective during 2010 and 2011 included those requiring coverage of preventive services with no enrollee cost-sharing, banning the use of lifetime and certain limits on the dollar amount of benefits for essential health services, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. Minimum medical loss ratio requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to employers and customers covered under the Company’s comprehensive medical insurance if certain annual minimum medical loss ratios (“MLR”) are not met. During 2011, the Department of Health and Human Services (“HHS”) released interim final regulations that provided a special methodology for calculating the MLR for 2011 for global health benefits business and limited benefit plans while also stating that the agency intended to study the data in determining whether special accommodations would be made for these plans in 2012 and future years. On December 2, 2011, HHS issued revised regulations on the MLR provisions of Health Care Reform. The special methodology for calculating the MLR for limited benefit plans has been extended through 2014. The special methodology for calculating the MLR for global health benefit plans has been extended indefinitely.

Certain other provisions of Health Care Reform will not become effective until 2013 or beyond, including: (1) the annual health insurer fee on health services companies such as Cigna and others in the health care industry to help fund the additional insurance benefits and coverages provided by this legislation; (2) the guaranteed issue and renewal requirements and the requirement that individuals maintain coverage, and (3) the excise tax on high-cost employer-sponsored coverage. These fees and excise taxes will generally not be tax deductible. Health Care Reform also changed certain tax laws that will effectively limit the amount of compensation for employees of health insurers that is tax deductible. The Department of Health and Human Services has not yet defined “essential health benefits” that must be offered by all plans through state exchanges beginning in 2014.

Health Care Reform also impacts Cigna’s Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (which began with the 2011 contract year), transition of Medicare Advantage “benchmark” rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, and providing “quality bonuses” for Medicare Advantage plans with a rating for four or five stars from CMS. Through Health Care Reform and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

In addition to acting to comply with applicable requirements of the legislation, Cigna is closely monitoring regulatory developments and keeping its clients apprised of changes that may affect them.

CIGNA CORPORATION – 2011 Form 10-K – 27

Back to Contents

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect Cigna. The SEC and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011, and additional rulemaking still continues, including the establishment of a Federal Insurance Office that will develop and coordinate federal policy on insurance matters. Cigna is closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

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

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 23 to Cigna’s Consolidated Financial Statements beginning on page 159 of this Form 10-K.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2011, Cigna’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

Cigna’s businesses in the European Union will be subject to the directive on insurance regulation and solvency requirements known as Solvency II. This directive will impose economic risk-based solvency requirements and supervisory rules and is expected to become effective in January 2014, although certain regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of the effective date. Cigna’s European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated technical capability requirements.

Holding Company Laws

Cigna’s domestic insurance companies and certain of its HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

CIGNA CORPORATION – 2011 Form 10-K – 28

Back to Contents

In December 2010, the NAIC adopted revisions to the Model Insurance Holding Company System Regulatory Act and Regulation. The revisions were designed to allow a better understanding of the risks and activities of non-insurance entities within a holding company system. The main focus of the revisions has been to incorporate the concept of “enterprise risk” and to enact provisions designed to provide regulators with additional information and authority to manage this new concept. To date, a few states have taken action to adopt the amended Model Act and Regulation. Cigna continues to follow the states’ activity in this area and will amend its processes as necessary to comply with revised state laws.

Marketing, Advertising and Products

In most states, Cigna’s insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Cigna’s insurance companies and HMO subsidiaries are also required in most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products. State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. Products offering limited coverage, such as those Cigna issues through the Star HRG business, continue to attract increased regulatory scrutiny.

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

International Regulations

An increasing portion of Cigna’s revenue is derived from operations outside the United States, which exposes the Company to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, labor and employment, consumer protection and anti-corruption. The operations in countries outside the United States:

•

are subject to local regulations in the place in which Cigna subsidiaries conduct business,

•

in some cases, are subject to regulations in the places in which customers are located, and

•

in all cases are subject to FCPA.

CIGNA CORPORATION – 2011 Form 10-K – 29

Back to Contents

FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Cigna is also subject to applicable anti-corruption laws in the jurisdictions in which it operates. Additionally, in many countries outside of the U.S., health care professionals are employed by the government. Therefore, Cigna’s dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and Department of Justice have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 went into effect in 2011. The Bribery Act is an anti-corruption law that applies to all companies with a nexus to the United Kingdom and whose scope is even broader than the FCPA. It is yet to be seen how the UK Bribery Act will be enforced, but any voluntary disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. Cigna has internal control policies and procedures and has implemented training and compliance programs for its employees to deter prohibited practices. However, if Cigna’s employees or agents fail to comply with applicable laws governing its international operations, the Company may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 33 for a discussion of the risks related to operating globally.

Federal Regulations

Employee Retirement Income Security Act

Cigna subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. As a result of Health Care Reform, Cigna subsidiaries are subject to requirements imposed by ERISA affecting claim and appeals procedures for individual insurance and insured and self-insured group health plans and are expected to comply with these requirements on behalf of the dental, disability, life and accident plans they administer.

Medicare Regulations

Several Cigna subsidiaries, including those acquired in the HealthSpring transaction, engage in businesses that are subject to federal Medicare regulations such as:

•

those offering individual and group Medicare Advantage (HMO) coverage;

•

contractual arrangements with the federal government for the processing of certain Medicare claims and other administrative services; and

•

those offering Medicare Pharmacy (Part D) products that are subject to federal Medicare regulations.

In Cigna’s Medicare Advantage business, the Company contracts with the Center for Medicare and Medicaid Services (“CMS”) to provide services to Medicare beneficiaries pursuant to the Medicare program. As a result, the Company’s right to obtain payment from CMS is subject to compliance with numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. The marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies.

Several Cigna subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007.

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects Cigna to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to Cigna providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, the federal government requires Medicare and Medicaid providers to file detailed cost reports for health care services provided. These reports may be audited in subsequent years. See “Health Care” in Section D beginning on page 4 of this Form 10-K for additional information about Cigna’s participation in government health-related programs.

CIGNA CORPORATION – 2011 Form 10-K – 30

Back to Contents

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

Health Insurance Portability and Accountability Act Regulations

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (“HIPAA”) impose requirements on health insurers, HMOs, health plans, health care providers and clearinghouses. Health insurers and HMOs are further subject to regulations related to guaranteed issuance (for groups with 50 or fewer lives), guaranteed renewal, and portability of health insurance.

HIPAA also imposes minimum standards for the privacy and security of protected health information (“PHI”). HIPAA’s privacy and security requirements were expanded by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) which enhanced penalties for HIPAA violations and requires regulated entities to provide notification to various parties in the event of a breach of unsecured PHI. Regulations pursuant to HITECH continue to be promulgated and are monitored and implemented as they are finalized.

HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. Federal regulations were issued requiring entities subject to HIPAA to update their transaction formats for electronic data interchange from HIPAA 4010 to version 5010 standards and convert from the ICD-9 diagnosis and procedure codes to the ICD-10 diagnosis and procedure codes. The IDC-10 conversion is required by October 1, 2013.

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

Anti-Money Laundering Regulations

Certain Cigna products (“Covered Products” as defined in the Bank Secrecy Act) are subject to U.S. Department of the Treasury anti-money laundering regulations. Cigna has implemented anti-money laundering policies designed to ensure that its Covered Products are underwritten and sold in compliance with these regulations. Cigna may also be subject to anti-money laundering laws in non-U.S. jurisdictions where it operates.

Office of Foreign Assets Control

The Company is also subject to regulation put forth by the Office of Foreign Assets Control (OFAC) of the U.S. Department of the Treasury which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, Cigna may be subject to similar regulations in non-U.S. jurisdictions in which it operates.

CIGNA CORPORATION – 2011 Form 10-K – 31

Back to Contents

Investment-Related Regulations

Depending upon their nature, Cigna’s investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

K.  Miscellaneous

Cigna and its principal subsidiaries are not dependent on business from one or a few customers. No one customer accounted for 10% or more of Cigna’s consolidated revenues in 2011. Cigna and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, Cigna’s insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

Cigna had approximately 31,400 employees as of December 31, 2011; 30,600 employees as of December 31, 2010; and 29,300 employees as of December 31, 2009.

CIGNA CORPORATION – 2011 Form 10-K – 32

Back to Contents

ITEM 1A  Risk Factors

As a large company operating in a complex industry, Cigna encounters a variety of risks and uncertainties including those identified in this Risk Factor discussion and elsewhere in this report. Cigna has implemented and maintains enterprise-wide risk management processes, in addition to the risk management processes within its businesses. The factors discussed below represent significant risks and uncertainties that could have a material adverse effect on Cigna’s business, liquidity, results of operations or financial condition. These risks and uncertainties are not the only ones Cigna faces. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect Cigna.

Regulatory and Litigation Risks

Health Care Reform legislation, as well as potential additional changes in federal or state regulations could have a material adverse effect on Cigna’s business, results of operations, financial condition and liquidity.

In 2010, Health Care Reform was signed into law, which is resulting in significant changes to the current U.S. health care system. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company’s current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among other requirements, provisions for guaranteed coverage and renewal requirements, prohibitions on some annual and all lifetime limits on the dollar amount of benefits for essential health services, increased restrictions on rescinding coverage, minimum medical loss ratio and customer rebate requirements, a requirement to cover preventive services on a first dollar basis, and greater controls on premium rate increases for individual and small employer health insurance. It also provides for state insurance exchanges through which insurers and HMOs will, if qualified, be able to offer insured plans to individuals and small employers. In addition, the legislation imposes an excise tax on high-cost employer-sponsored coverage and annual fees on insurance companies and HMOs, which will generally not be deductible for income tax purposes and therefore may adversely impact the Company’s effective tax rate. It also limits the amount of compensation for executives of insurers that is tax deductible.

Certain of the law’s provisions became effective during 2010 and 2011 and others will take effect from 2012 to 2018. Health Care Reform left many of the details of the new law to be set forth through regulations. While federal agencies have published interim final regulations with respect to certain requirements, many issues remain uncertain, thus the full impact on the Company is not yet known. However, these changes could impact the Company significantly through:

•

potential disruption to the employer-based market, which is currently the primary business model for the Company’s Health Care segment;

•

causing employers to drop health care coverage for their employees;

•

potential cost shifting in the health care delivery system to health insurance companies and HMOs;

•

regulating business practices;

•

imposing new or increasing taxes and financial assessments;

•

limitations on the ability to increase premiums to meet costs (including denial or delays in approval and implementation of those rates); and

•

significant reductions in the growth of Medicare program payments.

Accordingly, Health Care Reform, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on the Company’s business, results of operations, financial condition and liquidity.

The Medicare business acquired with HealthSpring presents additional risks for Cigna, as the Medicare program has been the subject of recent regulatory reform initiatives, including Health Care Reform. Because Medicare program premiums account for substantially all of the acquired business’s revenue, reductions or less than expected increases in funding for Medicare programs could significantly reduce the Company’s profitability, and non-renewal or termination of Medicare contracts would substantially impair the acquired business.

There is considerable uncertainty about the future of Health Care Reform and it is difficult to predict the impact of Health Care Reform on the business due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and potentially delayed implementation, pending court challenges, and possible amendment. In particular, there are currently constitutional challenges on several parts of Health Care Reform, including the obligation to purchase health care coverage. The U.S. Supreme Court is scheduled to hear arguments on these constitutional challenges in late March 2012. The upcoming 2012 U.S. presidential election may also have a significant impact on the future of Health Care Reform. Cigna is unable to predict how these events will develop and what impact they will have on Health Care Reform, and in turn, on Cigna.

CIGNA CORPORATION – 2011 Form 10-K – 33

Back to Contents

For additional information on Health Care Reform, see the “Business—Regulation” section beginning on page 26 of this Form 10-K and the “Introduction” section of MD&A beginning on page 48 of this Form 10-K. See also the description of minimum medical loss ratio and customer rebate requirements in the “Business—D. Health Care—Funding Arrangements, Pricing, Reserves and Reinsurance” section beginning on page 4 of this Form 10-K.

Cigna’s business is subject to substantial government regulation, which, along with new regulation, could increase its costs of doing business and have a material adverse effect on its profitability.

Cigna’s business is regulated at the international, federal, state and local levels. The laws and rules governing Cigna’s business and related interpretations are increasing in number and complexity, are subject to frequent change and can be inconsistent or even conflict with each other. As a public company with global operations, Cigna is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, data protection, labor and employment, consumer protection and anti-corruption. Cigna must identify, assess and respond to new trends in the legislative and regulatory environments as well as effectively comply with the various existing regulations applicable to its business. Existing or future laws and rules could force Cigna to change how it does business, restrict revenue and enrollment growth, increase health care, technology and administrative costs, including pension costs and capital requirements, require enhancements to the Company’s compliance infrastructure and internal controls environment, take other actions such as changing its reserve levels with respect to certain reinsurance contracts, change business practices in disability payments and increase Cigna’s liability in federal and state courts for coverage determinations, contract interpretation and other actions.

In addition, Cigna must obtain and maintain regulatory approvals to market many of its products, to increase prices for certain regulated products and to consummate some of its acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce the Company’s revenue or increase its costs. For further information on regulatory matters relating to Cigna, see “Regulation” in Section J beginning on page 26 and “Legal Proceedings” in Item 3 beginning on page 44 of this Form 10-K.

Cigna faces risks related to litigation, regulatory audits and investigations.

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

Court decisions and legislative activity may increase Cigna’s exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. Cigna currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of one or more of the legal matters and claims described could result in losses material to Cigna’s results of operations, financial condition and liquidity.

A description of material legal actions and other legal matters in which Cigna is currently involved is included under “Legal Proceedings” in Item 3 beginning on page 44, Note 23 to Cigna’s Consolidated Financial Statements beginning on page 159 of this Form 10-K and “Regulation” in Section J beginning on page 26. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur. Cigna believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.

CIGNA CORPORATION – 2011 Form 10-K – 34

Back to Contents

In addition, there is heightened review by federal and state regulators of health care and group disability insurance industry business and reporting practices. Cigna is frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, The Centers for Medicare and Medicaid Services (CMS) and, the Office of Inspector General (OIG). With respect to Cigna’s Medicare Advantage business, CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits) and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor (RAC) audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. These regulatory reviews could result in changes to or clarifications of Cigna’s business practices or retroactive adjustments to certain premiums, and also could result in significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, which could have a material adverse effect on the Company’s business or results of operation.

Business Risks

Future performance of Cigna’s business will depend on the Company’s ability to execute on its strategic and operational initiatives effectively.

The future performance of Cigna’s business will depend in large part on Cigna’s ability to effectively implement and execute its strategic and operational initiatives, which include: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.

Successful execution of these strategic and operational initiatives depends on a number of factors including:

•

differentiating Cigna’s products and services from those of its competitors by leveraging its health advocacy capabilities and other strengths in targeted markets, geographies and buyer segments;

•

developing and introducing new products or programs, particularly in response to government regulation and the increased focus on consumer directed products;

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

If these initiatives fail or are not executed effectively, it could harm the Company’s consolidated financial position and results of operations. For example, reducing operating expenses while maintaining the necessary resources and the Company’s talent pool is important to the Company and, if not managed effectively, could have long-term effects on the business such as failure to maintain or improve the quality of its products and limiting its ability to retain or hire key personnel. In addition, in order to succeed, the Company must align its organization to its evolving strategy. Cigna must effectively integrate its operations, including the most recent HealthSpring acquisition, actively work to ensure consistency throughout the organization, and promote a global mind-set and a focus on individual customers. If the Company fails to do so, it may be unable to grow as planned, and the result of expansion may be unsatisfactory. Also, the current competitive, economic and regulatory environment will require Cigna’s organization to adapt rapidly and nimbly to new opportunities and challenges. The Company will be unable to do so if it does not make important decisions quickly, define its appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

CIGNA CORPORATION – 2011 Form 10-K – 35

Back to Contents

As a multi-national company, Cigna’s international operations face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect those operations or the Company’s long-term growth.

Cigna’s growth strategy involves expanding its foreign operations and entering targeted new markets outside of the U.S. As a result, Cigna’s business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political, legal, operational, regulatory, economic and other risks, including government intervention and censorship that the Company does not face in its U.S. operations. The global nature of Cigna’s business and operations presents challenges, including but not limited to those arising from:

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

•

reliance on local sales forces for some of its operations in countries that may have labor problems and less flexible employee relationships, which can be difficult and expensive to terminate, or where changes in local regulation or law may disrupt the business operations;

•

risk associated with managing Cigna’s partner relationships in accordance with business objectives in countries where Cigna International voluntarily operates or is required to operate with local business partners;

•

challenges associated with managing more geographically diverse operations and projects;

•

the need to provide sufficient levels of technical support in different locations;

•

political instability or acts of war, terrorism, natural disasters, pandemics in locations where Cigna operates; and

•

general economic and political conditions.

These factors may increase in importance as Cigna continues to expand globally, and any one of these challenges could negatively affect the Company’s operations or its long-term growth. Further, expansion into new markets may require considerable management time before any significant revenues and earnings are generated, which could divert management’s attention from other strategic activities.

International operations also require the Company to devote significant management resources to implement its controls and systems in new markets, to comply with the U.S. anti-bribery and anti-corruption as well as anti-money laundering provisions and similar laws in local jurisdictions and to overcome logistical and other challenges based on differing languages, cultures and time zones. Violations of these laws and regulations could result in fines, criminal sanctions against the Company, its officers or employees, prohibitions on the conduct of its business, and reputational harm. Cigna must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in its business and operations. Cigna’s success depends, in part, on its ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on Cigna’s business, results of operations, financial condition and long-term growth.

Successful management of Cigna’s outsourcing projects and key vendors, including by taking steps to ensure that third parties who obtain access to sensitive personal information maintain its confidentiality and security, is important to its business.

To improve operating costs, productivity and efficiencies, Cigna outsources selected functions to third parties. Cigna takes steps to monitor and regulate the performance of independent third parties who provide services or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations, call center and claim service providers and various types of service providers.

CIGNA CORPORATION – 2011 Form 10-K – 36

Back to Contents

Arrangements with key vendors may make Cigna’s operations vulnerable if third parties fail to satisfy their obligations to the Company as a result of their performance, changes in their own operations, financial condition, or other matters outside of Cigna’s control, including their obligations to maintain and protect the security and confidentiality of the Company’s information and data. Even though its contracts with third-party providers provide certain protection, the Company has limited control over their actions. Noncompliance with any privacy or security laws and regulations or any security breach involving one of its third-party service providers could have a material adverse effect on its business, results of operations, financial condition and reputation. In addition, to the extent Cigna outsources selected services or selected functions to third parties in foreign jurisdictions, the Company could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, additional costs associated with complying with foreign laws and fluctuations in currency values.

The expanding role of third party providers may also require changes to Cigna’s existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of its outsourcing strategies are important to Cigna’s business and strategy. If there are delays or difficulties in enhancing business processes or its third party providers do not perform as anticipated, Cigna may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors, which could result in substantial costs or regulatory compliance issues, divert management’s attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for the Company. Terminating or transitioning arrangements with key vendors could result in additional costs and a risk of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

Acquisitions, including HealthSpring, involve risks, and the Company may not realize the expected benefits because of integration difficulties, underperformance relative to Cigna’s expectations and other challenges.

As part of the Company’s growth strategy, Cigna regularly considers strategic transactions, including acquisitions, with the expectation that these transactions will result in various benefits. Cigna’s ability to achieve the anticipated benefits of acquisitions is subject to a number of uncertainties, including whether Cigna integrates its acquired companies in an efficient and effective manner, the performance of the acquired businesses and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues, goodwill impairment charges, and diversion of management’s time and energy.

Most recently, in January 2012, Cigna acquired HealthSpring, an operator of Medicare Advantage coordinated care plans in 11 states and the District of Columbia. The success of the HealthSpring acquisition will depend on Cigna’s ability to integrate HealthSpring with its existing businesses and the performance of the acquired business. The integration process may be complex, costly and time-consuming. The potential difficulties of integrating the operations of HealthSpring include: implementing the Company’s business plan for the combined business; executing Cigna’s growth plans by leveraging its capabilities and those of the businesses being acquired in serving the Seniors segment; unanticipated issues in integrating logistics, information, communications and other systems; changes in applicable laws and regulations or conditions imposed by regulators; retaining key employees; operating risks inherent in HealthSpring’s business and Cigna’s business; retaining and growing membership; renewing or successfully rebidding for contracts with CMS, leveraging the information technology platform of the acquired businesses; and unanticipated issues, costs, obligations and liabilities. If Cigna is unable to integrate the HealthSpring business successfully, or if the acquired business underperforms, it could have a material adverse effect on Cigna’s business, results of operations and financial condition.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of acquired businesses is likely to result in Cigna’s systems and controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into the Company’s control system could cause it to fail to meet its financial reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company’s reported financial information, which could have a negative effect on the trading price of Cigna’s stock and its access to capital.

CIGNA CORPORATION – 2011 Form 10-K – 37

Back to Contents

Cigna’s business depends on its ability to properly maintain the integrity of its data and the uninterrupted operation of its systems and business functions, including information technology and other business systems.

Cigna’s business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. Cigna’s business strategy requires providing customers and health care professionals with Internet-enabled products and information to meet their needs. Cigna’s ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems. If the information Cigna relies upon to run its businesses were found to be inaccurate or unreliable due to fraud or other error, or if Cigna (or the third-party service parties it utilizes) were to fail to maintain information systems and data integrity effectively, the Company could experience difficulties with, among other things: operational disruptions (which may impact customers and health care professionals); determining medical cost estimates and establishing appropriate pricing; retaining and attracting customers; and regulatory compliance.

In addition, Cigna’s business is highly dependent upon its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions, such as: claims processing and payment; internet support and customer call centers; and the processing of new and renewal business.Failure to comply with relevant regulations, a power outage, pandemic, or failure of one or more of information technology, telecommunications or other systems could cause slower system response times resulting in claims not being processed as quickly as clients desire, decreased levels of client service and client satisfaction, and harm to Cigna’s reputation. Because Cigna’s information technology and telecommunications systems interface with and depend on third-party systems, Cigna could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of Cigna’s ability to pay claims in a timely manner, provide customer service, write and process new and renewal business, or perform other necessary corporate functions, and could have a material adverse effect on Cigna’s business, results of operations and financial condition.

Computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If a cybersecurity breach of Cigna’s computer systems or the computer systems of a third-party service provider occurs, it could also interrupt Cigna’s operations and damage Cigna’s reputation. Cigna could also be subject to liability if sensitive customer information is misappropriated. Any publicized compromise of security could result in a loss of existing or new customers, increased operating expenses, financial losses, and additional litigation or other claims, which could have a material adverse effect on Cigna’s business, results of operations and financial condition.

Effective investment in and execution of improvements in the Company’s information technology infrastructure and functionality are important to its strategy and failure to do so may impede its ability to deliver the services required in the evolving marketplace at a competitive cost.

Cigna’s information technology strategy and execution are critical to the continued success of the Company. Increasing regulatory and legislative mandated changes will place additional demands on Cigna’s information technology infrastructure, which could have direct impact on available resources for projects more directly tied to strategic initiatives. The Company must continue to invest in long-term solutions that will enable it to anticipate customer needs and expectations, enhance the customer experience and act as a differentiator in the market. Cigna’s success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support the Company’s business processes in a cost-efficient and resource-efficient manner. Cigna also must develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may impede the Company’s ability to deliver services at a competitive cost. Furthermore, system development projects are long-term in nature, may be more costly than expected to complete and may not deliver the expected benefits upon completion.

CIGNA CORPORATION – 2011 Form 10-K – 38

Back to Contents

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect the Company.

Failure of Cigna’s prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with Cigna’s internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect Cigna’s reputation and also expose it to litigation and other proceedings, fines and penalties. Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to the Company are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted that enhance regulators’ enforcement powers and whistleblower incentives and protections, mean that its compliance efforts in this area will continue to require significant resources.

In addition, provider or member fraud that is not prevented or detected could impact Cigna’s medical costs or those of its self-insured customers. Further, during an economic downturn, Cigna’s segments, including Health Care, Disability and Life and International, may see increased fraudulent claims volume which may lead to additional costs because of an increase in disputed claims and litigation.

Cigna’s pharmacy benefit management business is subject to a number of risks and uncertainties, in addition to those Cigna faces with its health care business.

Cigna’s pharmacy benefit management business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. Noncompliance with such regulations could have a material adverse effect on Cigna’s business, results of operations, financial condition and reputation.

The Company’s pharmacy benefit management business would also be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and could suffer claims and reputational harm in connection with purported errors by Cigna’s mail order or retail pharmacy businesses. Disruptions at any of the Company’s pharmacy business facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce Cigna’s ability to process and dispense prescriptions and provide products and services to customers, which could have a material adverse effect on Cigna’s business, results of operations and financial condition.

In operating its onsite clinics and medical facilities, the Company may be subject to additional liability, which could result in significant time spent and expense and divert management’s attention from other strategic activities.

The Company employs physicians, nurse practitioners, nurses and other health care professionals at onsite low acuity and primary care clinics it operates for the Company’s customers (as well as certain clinics for Company employees). Through the recently acquired HealthSpring business, Cigna also operates LivingWell health centers and health care practices for its customers. In addition, the Company owns and operates medical facilities in the Phoenix, Arizona metropolitan area, including multispecialty health care centers, outpatient surgery and urgent care centers, low acuity clinics, laboratory, pharmacy and other operations that employ primary care as well as specialty care physicians and other types of health care professionals. As a direct employer of health care professionals and as an operator of primary and low-acuity care clinics and other types of medical facilities, the Company is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. Even if any claims brought against the Company were unsuccessful or without merit, it would have to defend against such claims. The defense of any actions may be time-consuming and costly, and may distract management. As a result, Cigna may incur significant expenses which could have a material adverse effect on Cigna’s business, results of operations and financial condition.

Cigna faces competitive pressure, particularly price competition, which could result in premiums which are insufficient to cover the cost of the health care services delivered to its members and inadequate medical claims reserves.

While health plans compete on the basis of many factors, including service quality of clinical resources, claims administration services and medical management programs, and quality, sufficiency and cost effectiveness of health care professional network relationships, Cigna expects that price will continue to be a significant basis of competition. Cigna’s customer contracts are subject to negotiation as customers seek to contain their costs, and customers may elect to reduce benefits in order to constrain increases in their benefit costs. Such an election may result in lower premiums for the Company’s products, and even though it may also reduce Cigna’s costs, it could still adversely affect Cigna’s financial results. Alternatively, the Company’s customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable premiums.

CIGNA CORPORATION – 2011 Form 10-K – 39

Back to Contents

Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to be affiliated with insurance companies, which may lead to new competitors with significant financial resources in the insurance and health benefits fields. The Company’s product margins and growth depend, in part, on its ability to compete effectively in its markets, set rates appropriately in highly competitive markets to keep or increase its market share, increase membership as planned, and avoid losing accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience.

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

Cigna’s equity hedge program for its guaranteed minimum death benefits (“GMDB”) or guaranteed minimum income benefits (“GMIB”) contracts could fail to reduce the risk of stock market declines.

As part of its Run-off Reinsurance business, Cigna reinsured a guaranteed minimum death benefit and in some cases, a guaranteed minimum income benefit, under certain variable annuities issued by other insurance companies. Cigna maintains a hedge program to reduce equity market risks related to these contracts by selling domestic and foreign-denominated exchange-traded futures contracts.

The purpose of the equity hedge program is to reduce the adverse effects of potential future domestic and international stock market declines on Cigna’s liabilities for these contracts. Under the program, increases in liabilities under the annuity contracts from a declining equity market are offset by gains on the futures contracts. However, the program will not perfectly offset the change in the liability in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders. The impact of this mismatch may be higher in periods of significant volatility and may result in higher losses to the Company. In addition, the number of futures contracts used in the program is adjusted only when certain tolerances are exceeded and in periods of highly volatile equity markets when actual volatility exceeds the expected volatility assumed in the liability calculation, losses will result. Further, Cigna could have difficulty in entering into appropriate futures contracts. See “Run-off Reinsurance” in Section G beginning on page 21 of this Form 10-K and Note 6 to Cigna’s Consolidated Financial Statements beginning on page 114, respectively of this Form 10-K for more information on this program.

Actual experience could differ significantly from Cigna’s assumptions used in estimating Cigna’s liabilities for reinsurance contracts covering GMDB and GMIB.

Cigna estimates reserves for GMDB and GMIB exposures based on assumptions regarding lapse, partial surrender, mortality, interest rates, volatility, reinsurance recoverables, and, for minimum income benefit exposures, annuity income election rates. These estimates are currently based on Cigna’s experience and future expectations. Cigna monitors actual experience to update these reserve estimates as necessary. Cigna regularly evaluates the assumptions used in establishing reserves and changes its estimates if actual experience or other evidence suggests that earlier assumptions should be revised. There is a risk that Cigna’s estimated reserves are not sufficient to cover actual experience, which could have a material adverse effect on its results of operations and financial condition. In addition, the Company could have losses attributable to its inability to recover amounts from retrocessionaires. See Notes 6 and 10 to Cigna’s Consolidated Financial Statements beginning on pages 114 and 125, respectively of this Form 10-K, for more information on assumptions used for the Company’s guaranteed minimum death benefit and minimum income benefit exposures.

CIGNA CORPORATION – 2011 Form 10-K – 40

Back to Contents

Significant stock market declines could result in larger net liabilities for GMDB contracts or for GMIB contracts, the recognition of additional pension obligations, increased funding for those obligations, and increased pension plan expenses.

If a contract holder withdraws substantially all of its mutual fund investments from a GMDB contract (“partial surrender”), the liability increases reflecting the lower assumed future premiums, the lower likelihood of lapsation, and the lower likelihood of account values recovering sufficiently to reduce death benefit exposure in future periods. These effects are not covered by the Company’s equity hedge program. The Company calculates a provision for expected future partial surrenders as part of the liability for GMDB contracts. When equity markets decline, the provision for expected future partial surrenders increases, because contract holders have more of a financial incentive to perform a partial surrender. In these circumstances, there is no corresponding offset from the GMDB equity hedge program.

When equity markets decline, the claim amounts that the Company expects to pay out for the GMIB business increases, which results in increased net liabilities and related losses. These increases are only partially offset from the GMIB equity hedge program.

In addition, Cigna currently has unfunded obligations in its frozen pension plans. A significant decline in the value of the plan’s equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase Cigna’s expenses and change the timing and amount of required plan funding, which could reduce the cash available to Cigna, including its subsidiaries. See Note 9 to Cigna’s Consolidated Financial Statements beginning on page 120 of this Form 10-K for more information on the Company’s obligations under the pension plan.

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

The Company is also exposed to interest rate and equity risk associated with the Company’s pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of the Company’s pension plans and the Company’s reinvestment yield on new investments.

Changes in interest rates may also impact the discount rate and expected long-term rate of return assumptions associated with the Company’s GMDB liabilities. Significant, sustained declines in interest rates could cause the Company to reduce these long-term assumptions, resulting in increased liabilities.

In addition, changes in interest rates impact the assumed market returns and the discount rate used in the fair value calculations for the Company’s liabilities for GMIB. Significant interest rate declines could significantly increase the Company’s liabilities for these contracts.

As the 7-year Treasury rate (claim interest rate) declines, the claim amounts that the Company expects to pay out for the GMIB business increases. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate. Significant interest rate declines could significantly increase the Company’s net liabilities for GMIB contracts because of increased exposures.

CIGNA CORPORATION – 2011 Form 10-K – 41

Back to Contents

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

•

Standard & Poor’s Corp. (“S&P”), AAA to R (“Extremely Strong” to “Regulatory Action”); and

•

Fitch, Inc. (“Fitch”), AAA to D (“Exceptionally Strong” to “Order of Liquidation”).

As of February 23, 2012, the insurance financial strength ratings were as follows for the Cigna subsidiaries, CGLIC and Life Insurance Company of North America (“LINA”):

	CGLIC Insurance Ratings (1)	LINA Insurance Ratings (1)
A.M. Best	A (“Excellent,” 3rd of 16)	A (“Excellent,” 3rd of 16)
Moody’s	A2 (“Good,” 6th of 21)	A2 (“Good,” 6th of 21)
S&P	A (“Strong,” 6th of 21)	(Not Rated)
Fitch	A (“Strong,” 6th of 24)	A (“Strong,” 6th of 24)

(1) Includes the rating assigned, the agency’s characterization of the rating and the position of the rating in the agency’s rating scale (e.g., CGLIC’s rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

CIGNA CORPORATION – 2011 Form 10-K – 42

Back to Contents

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads, which could impact the Company’s ability to raise or deploy capital as well as affect the Company’s overall liquidity.

If the equity markets and credit market experience extreme volatility and disruption, there could be downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Extreme disruption in the credit markets could adversely impact the Company’s availability and cost of credit in the future. In addition, unpredictable or unstable market conditions or continued pressure in the global or U.S. economy could result in reduced opportunities to find suitable opportunities to raise capital.

In November 2011, Cigna issued $2.1 billion in aggregate principal amount of senior notes to finance part of the cost for the HealthSpring acquisition, which increased the Company’s long-term debt to $5.0 billion as of December 31, 2011. Cigna’s increased debt obligations could make the Company more vulnerable to general adverse economic and industry conditions and require the Company to dedicate increased cash flow from operations to the payment of principal and interest on its debt, thereby reducing the funds it has available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, the Company’s ability to execute on its strategy may be limited, its flexibility in planning for or reacting to changes in its business and market conditions may be reduced, or its access to capital markets may be limited such that additional capital may not be available or may only be available on unfavorable terms.

CIGNA CORPORATION – 2011 Form 10-K – 43

Back to Contents

ITEM 1B  Unresolved Staff Comments

None.

ITEM 2  Properties

Cigna’s global real estate portfolio consists of approximately 7.1 million square feet of owned and leased properties. Our domestic portfolio has approximately 5.9 million square feet in 37 states, the District of Columbia, and Puerto Rico. Our International properties contain approximately 1.2 million square feet located throughout the following countries: Belgium, Canada, China, France, Germany, Hong Kong, Indonesia, Ireland, Italy, Netherlands, New Zealand, Portugal, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, United Kingdom, and Vietnam.

Our principal, domestic office locations, including various support operations, along with Disability and Life Insurance, Health Services, Core Medical and Service Operations and the domestic office of Cigna International are the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (Cigna’s corporate headquarters) and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building, measuring approximately 833,000 square feet is owned, while Two Liberty Place measuring approximately 462,000 square feet is leased office space.

Cigna believes its properties are adequate and suitable for its business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3  Legal Proceedings

The information contained under “Litigation and Other Legal Matters” in Note 23 to Cigna’s Financial Statements beginning on page 159 of this Form 10-K, is incorporated herein by reference.

ITEM 4  Mine Safety Disclosures

Not applicable.

CIGNA CORPORATION – 2011 Form 10-K – 44

Back to Contents

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

WILLIAM L. ATWELL, 61, President, Cigna International beginning September 2008; and Managing Director of Atwell and Associates, LLC from January 2006 until August 2008.

MARK BOXER, 52, Executive Vice President and Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation and Group President, Government Health Care for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011; and Executive Vice President and President of Wellpoint, Inc.’s Operations, Technology and Government Services unit, as well as other senior management roles at WellPoint, Inc., from November 2000 until November 2008.

DAVID M. CORDANI, 46, Chief Executive Officer of Cigna beginning December 2009; President of Cigna beginning June 2008; Chief Operating Officer of Cigna from June 2008 until December 2009; President of Cigna HealthCare from July 2005 until June 2008; and a Director of Cigna since October 2009.

HERBERT A. FRITCH, 60, President, HealthSpring beginning January 2012; Chairman of the Board and Chief Executive Officer of HealthSpring, Inc. and its predecessor, NewQuest, LLC, from commencement of operations in September 2000 until HealthSpring was acquired by Cigna in January 2012; also served as President of HealthSpring, Inc. from September 2000 until October 2008.

DAVID D. GUILMETTE, 50, President, National, Pharmacy and Product beginning November 2011; President, National Segment beginning February 2010; and Managing Director of Towers Perrin Global Health & Welfare from January 2005 until January 2010.

NICOLE S. JONES, 41, Executive Vice President and General Counsel beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; Vice President and Chief Counsel of Domestic Health Service, Securities and Investment Law of Cigna from September 2006 until April 2008; and Corporate Secretary of Cigna from September 2006 until April 2010.

MATTHEW G. MANDERS, 50, President, Regional and Operations beginning November 2011; President, U.S. Service, Clinical and Specialty beginning January 2010; President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010; and Customer Segments from July 2006 until June 2009.

JOHN M. MURABITO, 53, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

RALPH J. NICOLETTI, 54, Executive Vice President and Chief Financial Officer of Cigna beginning June 2011; Executive Vice President and Chief Financial Officer of Alberto-Culver, Inc. from August 2009 until May 2011; Senior Vice President and Chief Financial Officer of Alberto-Culver, Inc. from February 2007 until August 2009; Senior Vice President, Corporate Audit, of Kraft Foods, Inc. from March 2006 until February 2007; and Senior Vice President of Finance of Kraft Foods North America from May 2001 until March 2006.

CIGNA CORPORATION – 2011 Form 10-K – 45

Back to Contents

PART II

ITEM 5  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption “Quarterly Financial Data-Stock and Dividend Data” appears on page 166 and the number of shareholders of record as of December 31, 2011 appears under the caption “Highlights” on page 47 of this Form 10-K. Cigna’s common stock is listed with, and trades on, the New York Stock Exchange under the symbol “CI”.

Issuer Purchases of Equity Securities

The following table provides information about Cigna’s share repurchase activity for the quarter ended December 31, 2011:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
October 1-31, 2011	0	N/A	0	$522,328,439
November 1-30, 2011	12,829	$42.39	0	$522,328,439
December 1-31, 2011	670	$43.34	0	$522,328,439
TOTAL	13,499	$42.44	0	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 12,829 shares in November and 670 shares in December 2011.

(2) Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Through February 23, 2012, the Company had repurchased approximately 5.3 million shares for approximately $225 million. Remaining authorization under the program was approximately $522 million as of December 31, 2011 and February 23, 2012.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

CIGNA CORPORATION – 2011 Form 10-K – 46

Back to Contents

ITEM 6  Selected Financial Data

Highlights

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007
Revenues
Premiums and fees and other revenues	$19,343	$18,653	$16,161	$17,004	$15,376
Net investment income	1,146	1,105	1,014	1,063	1,114
Mail order pharmacy revenues	1,447	1,420	1,282	1,204	1,118
Realized investment gains (losses)	62	75	(43)	(170)	16
TOTAL REVENUES	$21,998	$21,253	$18,414	$19,101	$17,624
Results of Operations:
Health Care	$991	$861	$731	$664	$679
Disability and Life	287	291	284	273	254
International	286	243	183	182	176
Run-off Reinsurance	(183)	26	185	(646)	(11)
Other Operations	89	85	86	87	109
Corporate	(184)	(211)	(142)	(162)	(97)
Realized investment gains (losses), net of taxes and noncontrolling interest	41	50	(26)	(110)	10
Shareholders’ income from continuing operations	1,327	1,345	1,301	288	1,120
Income from continuing operations attributable to noncontrolling interest	1	4	3	2	3
Income from continuing operations	1,328	1,349	1,304	290	1,123
Income (loss) from discontinued operations, net of taxes	-	-	1	4	(5)
NET INCOME	$1,328	$1,349	$1,305	$294	$1,118
Shareholders’ income per share from continuing operations:
Basic	$4.90	$4.93	$4.75	$1.04	$3.91
Diluted	$4.84	$4.89	$4.73	$1.03	$3.86
Shareholders’ net income per share:
Basic	$4.90	$4.93	$4.75	$1.05	$3.89
Diluted	$4.84	$4.89	$4.73	$1.05	$3.84
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Total assets	$51,047	$45,682	$43,013	$41,406	$40,065
Long-term debt	$4,990	$2,288	$2,436	$2,090	$1,790
Shareholders’ equity	$8,344	$6,645	$5,417	$3,592	$4,748
Per share	$29.22	$24.44	$19.75	$13.25	$16.98
Common shares outstanding (in thousands)	285,533	271,880	274,257	271,036	279,588
Shareholders of record	8,178	8,568	8,888	9,014	8,696
Employees	31,400	30,600	29,300	30,300	26,600

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

CIGNA CORPORATION – 2011 Form 10-K – 47

Back to Contents

ITEM 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index
Introduction	48
Consolidated Results of Operations	54
Critical Accounting Estimates	58
Segment Reporting	62
Health Care Segment	62
Disability and Life Segment	67
International Segment	69
Run-off Reinsurance Segment	72
Other Operations Segment	76
Corporate	77
Liquidity and Capital Resources	78
Investment Assets	85
Market Risk	90
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995	92

Introduction

Cigna Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”). As used in this document, “Cigna” and the “Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.

Cigna is a global health services organization with insurance subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and, in selected international markets, Cigna offers supplemental health, life and accident insurance products and international health care coverage and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g. “Outlook for 2012”). Actual results may differ from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 92. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of December 31, 2011, compared with December 31, 2010, and a comparison of results of operations for the years ended December 31, 2011, 2010 and 2009.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Certain reclassifications have been made to prior period amounts to conform to the presentation of 2011 amounts. See Note 2 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 48

Back to Contents

Overview of 2011 Results

Summarized below are the key highlights for 2011. For additional information, see the remaining sections of this MD&A, which discuss both consolidated and segment results in more detail.

Key Consolidated Financial Data

(Dollars in millions)	2011	2010	2009
Revenues	$21,998	$21,253	$18,414
Medical membership (in thousands) (1)	12,680	12,473	11,669
Shareholders’ income from continuing operations	$1,327	$1,345	$1,301
Adjusted income from operations (2)	$1,428	$1,277	$1,097
Cash flows from operating activities	$1,491	$1,743	$745
Shareholders’ equity	$8,344	$6,645	$5,417

(1) Includes medical members of the Company’s Health Care segment as well as the International health care business, including global health benefits.

(2) For a definition of adjusted income from operations, see the “Consolidated Results of Operations” section of this MD&A beginning on page 54.

Consolidated Results of Operations

•

Revenues rose 4% in 2011, reflecting solid growth in the Company’s strategically targeted domestic and international customer segments of its ongoing health care, disability and life, and international businesses. In addition, the increase in revenue reflects the effect of the programs to hedge equity and growth interest rate exposures in the run-off reinsurance operations. See the Run-off Reinsurance section of this MD&A beginning on page 72 for additional information. These increases were partially offset by the exit from certain non-strategic markets, primarily the Medicare Advantage Individual Private Fee For Service (“Medicare IPFFS”) business.

•

Medical membership increased 2%, reflecting growth in targeted markets, primarily the middle and select market segments domestically as well as growth in the global health benefits business. These increases were partially offset by exits from certain non-strategic markets, primarily Medicare IPFFS.

•

Shareholders’ income from continuing operations decreased 1% in 2011, reflecting higher losses in the GMIB business substantially offset by higher overall earnings from the Company’s ongoing businesses.

•

Adjusted income from operations increased 12% in 2011, continuing to demonstrate the value of the Company’s diversified portfolio of businesses, resulting in strong earnings contributions from each of the Company’s ongoing businesses. These results were achieved primarily as a result of continued growth, effective execution of the Company’s business strategy and low medical services utilization trend in the health care business.

•

Cash flows from operating activities in 2011 reflected the strong earnings contributions from the ongoing businesses, partially offset by pension plan contributions and claim run-out from the Medicare IPFFS business.

Liquidity and Financial Condition

During 2011, the Company entered into several transactions to strengthen its liquidity and financial condition as well as to strategically deploy its capital as follows:

•

entered into an agreement to acquire HealthSpring, Inc. (“HealthSpring”) for approximately $3.8 billion in cash and Cigna stock awards. The transaction closed on January 31, 2012;

•

the HealthSpring acquisition was financed in part by the issuance of $2.1 billion of debt and 15.2 million shares of common stock for $650 million ($629 million, net of underwriting discount and fees) in the fourth quarter of 2011. As a result of these transactions, cash at the parent company was approximately $3.8 billion at December 31, 2011;

•

acquired FirstAssist for approximately $115 million in the fourth quarter of 2011;

•

contributed $250 million to its domestic qualified pension plans;

•

repurchased 5.3 million shares of stock for $225 million; and

•

entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. The credit agreement includes options to increase the commitment amount to $2.0 billion and to extend the term past June 2016.

CIGNA CORPORATION – 2011 Form 10-K – 49

Back to Contents

Shareholders’ equity increased substantially during 2011, reflecting strong shareholders’ net income, increased invested asset values (primarily fixed maturities) reflecting lower market yields (largely due to lower interest rates), and the impact of the fourth quarter common stock issuance. Those favorable items were partially offset by the unfavorable effects of the pension plan liability on shareholders’ equity due to a 100 basis point decline in the discount rate and lower than expected asset returns.

Business Strategy

Cigna’s mission is to improve the health, well-being and sense of security of the individuals it serves around the world. Key to our mission and strategy is our customer-centric approach; we seek to engage our U.S.-based and global customers in maintaining and improving their health, well-being and sense of security by offering effective, easy-to-understand insurance, health and wellness products and programs that meet their unique individual needs. We do this by providing access to relevant information to ensure informed buying decisions, partnering with physicians and care providers in the U.S. and around the world, and delivering a highly personalized customer experience. This approach aims to deliver high quality care at lower costs for each of our stakeholders: individuals, employers and government payors.

Cigna’s long-term growth strategy is based on: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.

Our mission is carried out through our enterprise growth strategy, which has the following three tenets:

•

GO DEEP: Cigna seeks to drive scale by increasing presence and brand strength in key geographic areas, growing in targeted segments or capabilities, and deepening its relationships with current customers.

•

GO GLOBAL: Cigna delivers a range of differentiated products and superior service to meet the distinct needs of a growing global middle class and a globally mobile workforce through expansion in existing international markets as well as extension of the Company’s business model to new geographic areas.

•

GO INDIVIDUAL: Cigna strives to establish a deep understanding of its customers’ unique needs and to be a highly customer-centric organization through simplifying the buying process by providing choice, transparency of information, and a personalized customer experience. The Company’s goal is to build long-term relationships with each of the individuals it serves and meet their needs throughout the stages of their lives.

Cigna is also focused on improving its strategic and financial flexibility by driving further cost reductions in its Health Care operating expenses, improving its medical cost competiveness in targeted markets and effectively managing balance sheet exposures. For further discussion of the Company’s actions to manage its balance sheet exposures, see the section on “Run-off Operations” discussed below.

Key to the Company’s strategy is effectively deploying capital in pursuing additional opportunities in high-growth markets. Consistent with this objective, Cigna achieved a significant milestone with the acquisition of HealthSpring, Inc. in January 2012. HealthSpring, a leading provider of medical benefits to the 65+ population through the Medicare Advantage program, strengthens Cigna’s ability to serve individuals across their life stages as well as deepens Cigna’s presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen Cigna’s existing client and customer relationships, as well as facilitates a broader deployment of Cigna’s range of health and wellness capabilities and product offerings.

For additional information on the Company’s business strategy, see the “Strategy” section of this Form 10-K beginning on page 2.

The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company’s ability to:

•

profitably price products and services at competitive levels that reflect emerging experience;

•

effectively underwrite its product offerings and manage risk;

•

cross sell its various health and related benefit products;

•

invest available cash at attractive rates of return for appropriate durations; and

•

effectively deploy capital.

CIGNA CORPORATION – 2011 Form 10-K – 50

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

Run-off Operations

The Company’s run-off reinsurance operations have significant exposures, primarily from its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) products. As part of its strategy to effectively manage these exposures, the Company operates an equity hedge program to substantially reduce the impact of equity market movements on the liability for the GMDB business. In February 2011, the Company implemented additional hedges designed to offset a portion of the equity market risk for GMIB contracts and a portion of the interest rate risks related to GMDB and GMIB contracts. The Company actively monitors the performance of and will continue to evaluate further adjustments for these hedging programs.

These products are also influenced by a range of economic and behavioral factors that were not hedged or only partially hedged as of December 31, 2011, including:

•

a portion of equity market risk for GMIB contracts;

•

a portion of interest rate risks;

•

future partial surrender impacts for GMDB contracts, including equity market risk and election rates;

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

In the first quarter of 2011, the Company contributed $150 million to its subsidiary, Cigna Arbor Life Insurance Company (“Arbor”). With the impact of declining interest rates during 2011, Arbor’s statutory surplus at December 31, 2011 was approximately $275 million, which remains in excess of minimum risk-based capital requirements and the Company’s internal guidelines.

CIGNA CORPORATION – 2011 Form 10-K – 51

Back to Contents

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Health Care Reform”) were signed into law. Certain of the law’s provisions that affected the Company became effective during 2010 and 2011 and others will take effect from 2012 to 2018.

Commercial minimum medical loss ratio requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to employers and customers covered under the Company’s comprehensive commercial medical insurance if certain annual minimum loss ratios (MLR) are not met. The Company recorded its rebate accrual based on estimated medical loss ratios calculated as prescribed by Health Care Reform using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance. For the year ended December 31, 2011, the Company accrued an estimated rebate of $63 million pre-tax ($41 million after-tax).

In 2011, the Department of Health and Human Services (“HHS”) provided a special methodology for calculating the MLR for limited benefit and global health benefit plans. This special methodology, which resulted in no premium rebates being due in 2011 for these businesses, has been extended through 2014 for limited benefit plans and indefinitely for global health benefit plans.

Health Care Reform also changed tax laws related to certain future retiree benefit and compensation-related payments earned after 2009 that resulted in after-tax charges of approximately $8 million in 2011 and $10 million in 2010. In addition, the Company incurred after-tax costs of approximately $17 million in 2011 and $15 million in 2010 related to Health Care Reform to build the infrastructure necessary to comply with the provisions of Health Care Reform that became effective in 2011. These costs represent the estimated cost of internal staff redeployed to work on Health Care Reform initiatives.

Certain fees, including the annual health insurer fee, become effective in 2013 and 2014 for Cigna and others to help fund the additional insurance benefits and coverages provided by this legislation. Payment of these fees will result in charges to the Company’s financial results in future periods. In addition, since these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods. However, the Company is unable to estimate the amount of these fees or the impact on the effective tax rate because guidance for these calculations has not been finalized.

Health Care Reform also impacts Cigna’s Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (which began with the 2011 contract year), transition of Medicare Advantage “benchmark” rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, and providing “quality bonuses” for Medicare Advantage plans with a rating for four or five stars from CMS. Funding for Medicare Advantage plans has been and may continue to be altered by federal legislation.

Management is currently unable to estimate the full impact of Health Care Reform on the Company’s future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions. It is possible; however, that this impact could be material to future results of operations. The Company’s strengths and the capabilities of its broad health and wellness portfolio are expected to help leverage potential business opportunities resulting from Health Care Reform. Management, through its internal task force, continues to closely monitor implementation of the law, report on the Company’s compliance with Health Care Reform, actively engage with regulators to assist with the ongoing conversion of legislation to regulation and assess potential opportunities arising from Health Care Reform.

For additional information regarding Health Care Reform, see the “Regulation” section beginning on page 26 of this Form 10-K.

Acquisitions and Dispositions

In line with its growth strategy, the Company has strengthened its market position and reduced balance sheet exposures through the following acquisition and disposition transactions.

Acquisition of HealthSpring, Inc.

On January 31, 2012, the Company acquired all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing an estimated cost of approximately $3.8 billion. HealthSpring provides Medicare Advantage coverage in 11 states and the District of Columbia as well as a large, national stand-alone Medicare prescription drug business. The Company funded the acquisition with internal cash resources that included $2.1 billion of additional debt, approximately $650 million of new equity ($629 million net of underwriting discount and fees) issued during the fourth quarter of 2011 and net proceeds from its issuance of commercial paper.

CIGNA CORPORATION – 2011 Form 10-K – 52

Back to Contents

Acquisition of FirstAssist

On November 30, 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million. FirstAssist is based in the United Kingdom, (“U.K.”) and provides travel and protection insurance services that the Company expects will enhance its supplemental health, life and accident business around the world. The Company used available cash on hand for the purchase.

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

New Accounting Pronouncement

Deferred acquisition cost

As discussed in Note 2 to the Consolidated Financial Statements, the Company will implement the new requirements of ASU 2010-26 related to deferred acquisition costs on January 1, 2012 through retrospective adjustment of prior periods.

The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment. Because the new requirements further restrict the types of costs that are deferrable, more of the Company’s acquisition costs will be expensed as incurred. The Company expects the cumulative effect of implementing this new guidance to decrease shareholders’ equity as of January 1, 2011 by approximately $250 million to $300 million. In addition, as a result of acquisition costs no longer eligible for deferral under the new guidance, the Company expects that full-year 2011 shareholders’ net income on a retrospectively adjusted basis will decrease by approximately $70 million. The reduction will primarily occur in the Company’s International segment. The effect of the new guidance on shareholders’ net income in 2012 is expected to be generally comparable to that estimated for 2011. Implementation of this new guidance will have no impact on the underlying economic value, revenues or cash flows of the Company’s businesses, nor will it impact the Company’s liquidity or the statutory surplus of its insurance subsidiaries.

CIGNA CORPORATION – 2011 Form 10-K – 53

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

Summarized below is a reconciliation between shareholders’ income from continuing operations and adjusted income from operations.

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$19,089	$18,393	$16,041
Net investment income	1,146	1,105	1,014
Mail order pharmacy revenues	1,447	1,420	1,282
Other revenues	254	260	120
Realized investment gains (losses)	62	75	(43)
Total revenues	21,998	21,253	18,414
Benefits and expenses	20,030	19,383	16,516
Income from continuing operations before taxes	1,968	1,870	1,898
Income taxes	640	521	594
Income from continuing operations	1,328	1,349	1,304
Less: income from continuing operations attributable to noncontrolling interest	1	4	3
Shareholders’ income from continuing operations	1,327	1,345	1,301
Less: realized investment gains (losses), net of taxes	41	50	(26)
SEGMENT EARNINGS	1,286	1,295	1,327
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax):	(135)	(24)	209
Special items (after-tax):
Costs associated with acquisitions	(31)	-	-
Resolution of a federal tax matter (See Note 19 to the Consolidated Financial Statements)	-	101	-
Loss on early extinguishment of debt (See Note 15 to the Consolidated Financial Statements)	-	(39)	-
Loss on reinsurance transaction (See Note 3 to the Consolidated Financial Statements)	-	(20)	-
Curtailment gain (See Note 9 to the Consolidated Financial Statements)	-	-	30
Cost reduction charges	-	-	(29)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	24	-	20
ADJUSTED INCOME FROM OPERATIONS	$1,428	$1,277	$1,097

Summarized below is adjusted income from operations by segment:

Adjusted Income (Loss) From Operations (In millions)	2011	2010	2009
Health Care	$990	$861	$729
Disability and Life	282	291	279
International	289	243	182
Run-off Reinsurance	(48)	(27)	(24)
Other Operations	85	85	85
Corporate	(170)	(176)	(154)
TOTAL	$1,428	$1,277	$1,097

CIGNA CORPORATION – 2011 Form 10-K – 54

Back to Contents

Overview of 2011 Consolidated Results of Operations

Shareholders’ income from continuing operations decreased 1% in 2011 compared with 2010, due to significantly higher GMIB losses principally reflecting lower interest rates, substantially offset by higher adjusted income from operations as explained further below. See the Run-off Reinsurance section of the MD&A beginning on page 72 for additional information on GMIB results.

Adjusted income from operations increased 12% in 2011 compared with 2010 primarily due to higher earnings contributions from the Company’s Health Care and International segments. These results reflect solid business growth in strategically targeted markets and continued low medical services utilization trend. See the individual segment sections of this MD&A for further discussion.

Overview of 2010 Consolidated Results of Operations

Shareholders’ income from continuing operations increased 3% in 2010 compared with 2009, reflecting strong growth in adjusted income from operations as well as significant improvement in realized investment results, partially offset by a loss in the GMIB business in 2010 compared with a significant gain in 2009.

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

Special items for 2011 included:

•

after-tax costs incurred in the fourth quarter of 2011 associated with the January 2012 acquisition of HealthSpring and the November 2011 acquisition of FirstAssist; and

•

tax benefits associated with the completion of the 2007 and 2008 IRS examinations (see Note 19 to the Consolidated Financial Statements for additional information regarding this special item).

Special items for 2010 included:

•

a gain resulting from the resolution of a federal income tax matter, consisting of a $97 million release of a deferred tax valuation allowance and $4 million of accrued interest. See Note 19 to the Consolidated Financial Statements for further information;

•

a loss on the extinguishment of debt resulting from the decision of certain holders of the Company’s 8.5% Notes due 2019 and 6.35% Notes due 2018 to accept the Company’s tender offer to redeem these Notes for cash. See Note 15 to the Consolidated Financial Statements for further information; and

•

a loss on reinsurance of the run-off workers’ compensation and personal accident reinsurance businesses to Enstar. See Note 3 to the Consolidated Financial Statements for further information.

Special items for 2009 included a curtailment gain resulting from the decision to freeze the pension plan (see Note 9 to the Consolidated Financial Statements for additional information), cost reduction charges related to the 2008 cost reduction program, and benefits resulting from the completion of the 2005 and 2006 IRS examinations (see Note 19 to the Consolidated Financial Statements for additional information).

The Company also excludes the results of the GMIB business, including the results of the related hedges starting in 2011, from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable. See the Critical Accounting Estimates section of the MD&A beginning on page 58 of the Company’s 2011 Form 10-K for more information on the effects of capital market assumption changes on shareholders’ net income. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

CIGNA CORPORATION – 2011 Form 10-K – 55

Back to Contents

Outlook for 2012

The Company expects 2012 consolidated adjusted income from operations to be higher than 2011 results. This outlook reflects strong organic growth, an expected increase in medical services utilization and contributions from the HealthSpring acquisition. This outlook assumes break-even results for GMDB (also known as “VADBe”) for 2012, which assumes that actual experience, including capital market performance, will be consistent with long-term reserve assumptions. See Note 6 to the Consolidated Financial Statements as well as the Critical Accounting Estimates section of the MD&A beginning on page 58 of the Form 10-K for more information on the effects of capital market and other reserve assumption changes on shareholders’ net income.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2012, however they will include potential adjustments associated with HealthSpring, Inc. acquisition costs, and may include litigation and assessment-related items.

The Company’s outlook for 2012 is subject to the factors cited above and in the Cautionary Statement beginning on page 92 of this Form 10-K and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A beginning on page 58 of this Form 10-K. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased by 4% in 2011, compared with 2010, and 15% in 2010 compared with 2009. Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased by 4% in 2011, compared with 2010, primarily reflecting business growth in the Company’s targeted market segments, partially offset by the Company’s exit from the Medicare IPFFS business beginning in 2011. Excluding this business, premiums and fees increased by 9% in 2011 compared with 2010.

Premiums and fees increased by 15% in 2010, compared with 2009, principally due to membership growth in the Health Care segment’s risk businesses as well as growth in the International segment. Premiums and fees increased by 10% in 2010 compared with 2009 after excluding the Medicare IPFFS Individual business.

Net Investment Income

Net investment income increased by 4% in 2011, compared with 2010. The key factors causing the increase were higher investment assets and improved results from real estate investments, partially offset by lower reinvestment yields.

Net investment income increased by 9% in 2010, compared with 2009, predominantly due to improved results from security partnerships and real estate investments and higher assets due to business growth, partially offset by lower reinvestment yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased by 2% in 2011, compared with 2010, due in large part to price increases offset by a decline in volume and by 11% in 2010, compared with 2009, resulting from increases in volume and, to a lesser extent, price increases.

CIGNA CORPORATION – 2011 Form 10-K – 56

Back to Contents

Other Revenues

Other revenues included pre-tax losses of $4 million in 2011 compared with $157 million in 2010 and $282 million in 2009 related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations. See the Run-off Reinsurance section of the MD&A beginning on page 72 for more information on this program. Excluding the impact of these swaps and futures contracts, Other revenues declined 38% in 2011, compared with 2010. The decline primarily reflects the absence of revenue in 2011 from the workers’ compensation and case management business, which was sold in 2010 as well as lower revenues in 2011 from Cigna Government Services, which was sold in the second quarter of 2011.

Excluding the impact of the futures contracts associated with the GMDB equity hedge program, Other revenues increased 4% in 2010, compared with 2009 primarily reflecting the pre-tax gain on the sale of the workers’ compensation and case management business of $18 million.

Realized Investment Results

Realized investment results in 2011 were lower than in 2010 primarily due to higher impairment losses on fixed maturities and valuation declines on hybrid securities, partially offset by higher gains on sales of real estate properties held in joint ventures.

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

See Note 14 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 57

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

See Note 2 to the Consolidated Financial Statements for further information on significant accounting policies that impact the Company.

Balance Sheet Caption/Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Future policy benefits – Guaranteed minimum death benefits (“GMDB” also known as “VADBe”)

These liabilities are estimates of the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received. The amounts to be paid represent the excess of the guaranteed death benefit over the values of contractholders’ accounts. The death benefit coverage in force at December 31, 2011 (representing the amount payable if all of approximately 480,000 contractholders had submitted death claims as of that date) was approximately $5.4 billion.

Liabilities for future policy benefits for these contracts as of December 31 were as follows (in millions):

•

2011 – $1,170

•

2010 – $1,138

Current assumptions and methods used to estimate these liabilities are detailed in Note 6 to the Consolidated Financial Statements.

Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in shareholders’ net income would be as follows:

•

5% increase in claim mortality rates – $30 million

•

10% decrease in lapse rates – $20 million

•

10% increase in election rates for future partial surrenders – $2 million

•

50 basis point decrease in interest rates:

- Unhedged Mean Investment Performance – $20 million

- Discount Rate – $30 million

•

10% increase in volatility – $20 million

As of December 31, 2011, if contractholder account values invested in underlying equity mutual funds declined by 10% due to equity market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the unhedged provision for partial surrenders would be approximately $5 million.

As of December 31, 2011, if contractholder account values invested in underlying bond/money market mutual funds declined by 3% due to bond/money market performance, the after-tax decrease in shareholders’ net income resulting from an increase in the provision for partial surrenders and an increase in unhedged exposure would be approximately $10 million.

The amounts would be reflected in the Run-off Reinsurance segment.

CIGNA CORPORATION – 2011 Form 10-K – 58

Back to Contents

Balance Sheet Caption/Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Accounts payable, accrued expenses and other liabilities, and Other assets, including other intangibles - Guaranteed minimum income benefits

These net liabilities are calculated with an internal model using many scenarios to determine the fair value of amounts estimated to be paid, less the fair value of net future premiums estimated to be received, adjusted for risk and profit charges that the Company anticipates a hypothetical market participant would require to assume this business. The amounts estimated to be paid represent the excess of the anticipated value of the income benefit over the value of the annuitants’ accounts at the time of annuitization.

The assets associated with these contracts represent receivables in connection with reinsurance that the Company has purchased from two external reinsurers, which covers 55% of the exposures on these contracts.

Liabilities related to these contracts as of December 31, were as follows (in millions):

•

2011 – $1,333

•

2010 – $ 903

As of December 31, estimated amounts receivable related to these contracts from two external reinsurers, were as follows (in millions):

•

2011 – $712

•

2010 – $480

Current assumptions and methods used to estimate these liabilities are detailed in Note 10 to the Consolidated Financial Statements.

The Company’s results of operations are expected to be volatile in future periods because most capital market assumptions will be based largely on market-observable inputs at the close of each period including interest rates and market-implied volatilities.

Based on current and historical market, industry and Company-specific experience and management’s judgment, the Company believes that it is reasonably likely that the unfavorable changes in the key assumptions and/or conditions described below could occur. If these unfavorable assumption changes were to occur, the approximate after-tax decrease in shareholders’ net income, net of estimated amounts receivable from reinsurers, would be as follows:

•

50 basis point decrease in interest rates (rates aligned with LIBOR) used for projecting market returns and discounting, net of the impact of hedging programs – $20 million

•

50 basis point decrease in interest rates used for projecting claim exposure (7-year Treasury rates) – $20 million

•

20% increase in volatility – $5 million

•

5% decrease in mortality – $1 million

•

10% increase in annuity election rates – $2 million

•

10% decrease in lapse rates – $5 million

•

10% increase to the risk and profit charges – $5 million

Market declines expose the Company to a larger net liability. Decreases in annuitants’ account values resulting from a 10% equity market decline could decrease shareholders’ net income by approximately $15 million, net of the impact of hedging programs. Decreases in annuitants’ account values resulting from a 3% decline due to bond/money market performance could decrease shareholders’ net income by approximately $2 million.

If credit default swap spreads used to evaluate the nonperformance risk of the Company were to narrow or the credit rating of its principal life insurance subsidiary were to improve, it would cause a decrease in the discount rate of the GMIB liability, resulting in an unfavorable impact to earnings. If the discount rate decreased by 25 basis points due to this, the decrease in shareholders’ net income would be approximately $15 million.

If credit default swap spreads used to evaluate the nonperformance risk of the Company’s GMIB retrocessionaires were to widen or the retrocessionaires’ credit ratings were to weaken, it would cause an increase in the discount rate of the GMIB asset, resulting in an unfavorable impact to earnings. If the discount rate increased by 25 basis points due to this, the decrease in shareholders’ net income would be approximately $5 million.

All of these estimated impacts due to unfavorable changes in assumptions and/or conditions could vary from quarter to quarter depending on actual reserve levels, the actual market conditions or changes in the anticipated view of a hypothetical market participant as of any future valuation date.

The amounts would be reflected in the Run-off Reinsurance segment.

CIGNA CORPORATION – 2011 Form 10-K – 59

Back to Contents

Balance Sheet Caption/Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Accounts payable, accrued expenses and other liabilities – pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•

2011 – $1,769

•

2010 – $1,528

See Note 9 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

Using past experience, the Company expects that it is reasonably possible that a favorable or unfavorable change in assumptions for the discount rate or expected return on plan assets of 50 basis points could occur. An unfavorable change is a decrease in these key assumptions with resulting impacts as discussed below.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

•

annual pension costs for 2012 would decrease by approximately $4 million, after-tax; and

•

the accrued pension benefit liability would increase by approximately $256 million as of December 31, 2011 resulting in an after-tax decrease to shareholders’ equity of approximately $166 million as of December 31, 2011.

If the expected long-term return on domestic qualified pension plan assets decreased by 50 basis points, annual pension costs for 2012 would increase by approximately $11 million after-tax.

If the Company used the market value of assets to measure pension costs as opposed to the market-related value, annual pension cost for 2012 would increase by approximately $11 million after-tax.

If the December 31, 2011 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $328 million as of December 31, 2011 resulting in an after-tax decrease to shareholders’ equity of approximately $213 million.

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

Liabilities for medical claims payable as of December 31 were as follows (in millions):

•

2011 – gross $1,095; net $901

•

2010 – gross $1,246; net $1,010

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Notes 2 and 5 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

In 2011, actual experience differed from the Company’s key assumptions as of December 31, 2010, resulting in $126 million of favorable incurred claims related to prior years’ medical claims payable or 1.5% of the current year incurred claims as reported in 2010. In 2010, actual experience differed from the Company’s key assumptions as of December 31, 2009, resulting in $93 million of favorable incurred claims related to prior years’ medical claims, or 1.3% of the current year incurred claims reported in 2009. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The impact of this favorable prior year development was an increase to shareholders’ net income of $53 million after-tax ($82 million pre-tax) in 2011. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in shareholders’ net income as explained in Note 5 to the Consolidated Financial Statements.

CIGNA CORPORATION – 2011 Form 10-K – 60

Back to Contents

Balance Sheet Caption/Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Valuation of fixed maturity investments

Fixed maturities are primarily classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders’ equity.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.

The determination of fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select, based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of the Company’s fixed maturities are public securities, and one-third are private placement securities.

See Note 10 to the Consolidated Financial Statements for a discussion of the Company’s fair value measurements and the procedures performed by management to determine that the amounts represent appropriate estimates.

Assessment of “other- than-temporary” impairments of fixed maturities

To determine whether a fixed maturity’s decline in fair value below its amortized cost is other than temporary, the Company must evaluate the expected recovery in value and its intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. To make this determination, the Company considers a number of general and specific factors including the regulatory, economic and market environment, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.

See Notes 2 (C) and 11 to the Consolidated Financial Statements for additional discussion of the Company’s review of declines in fair value, including information regarding the Company’s accounting policies for fixed maturities.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows from the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

If the spreads used to calculate fair value changed by 100 basis points, the fair value of the total fixed maturity portfolio of $16.2 billion would change by approximately $1.0 billion.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders’ net income for the year ended December 31, 2011 would have decreased by approximately $42 million after-tax.

CIGNA CORPORATION – 2011 Form 10-K – 61

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

Health Care Segment

Segment Description

The Health Care segment offers insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive health care benefit programs. Cigna HealthCare companies offer these products and services in all 50 states, the District of Columbia and the U.S. Virgin Islands. These products and services are offered through a variety of funding arrangements such as guaranteed cost, retrospectively experience-rated and administrative services only (“ASO”) arrangements.

The Company measures the operating effectiveness of the Health Care segment using the following key factors:

•

segment earnings and adjusted income from operations;

•

membership growth;

•

sales of specialty products to core medical customers;

•

operating expenses as a percentage of segment revenues (operating expense ratio);

•

changes in operating expenses per member; and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost business.

Results of Operations

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$13,181	$13,319	$11,384
Net investment income	274	243	181
Mail order pharmacy revenues	1,447	1,420	1,282
Other revenues	234	266	262
Segment revenues	15,136	15,248	13,109
Mail order pharmacy cost of goods sold	1,203	1,169	1,036
Benefits and other operating expenses	12,386	12,742	10,943
Benefits and expenses	13,589	13,911	11,979
Income before taxes	1,547	1,337	1,130
Income taxes	556	476	399
SEGMENT EARNINGS	991	861	731
Less: special items (after-tax) included in segment earnings:
Curtailment gain (See Note 9 to the Consolidated Financial Statements)	-	-	25
Cost reduction charge	-	-	(24)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	1	-	1
ADJUSTED INCOME FROM OPERATIONS	$990	$861	$729
Realized investment gains (losses), net of taxes	$24	$26	$(19)

CIGNA CORPORATION – 2011 Form 10-K – 62

Back to Contents

The Health Care segment’s adjusted income from operations increased 15% in 2011, as compared with 2010 reflecting:

•

growth in premiums and fees of 6% in 2011, excluding the impact of exiting the Medicare IPFFS business, primarily due to higher average membership in the guaranteed cost and ASO businesses, particularly in the targeted market segments: Middle, Select and Individual, and growth in specialty revenues as well as rate increases on most products consistent with underlying trend;

•

a lower guaranteed cost medical care ratio and higher experience-rated margins driven by low medical services utilization trend, as well as favorable prior year development, partially offset by the estimated cost of premium rebates calculated under the minimum medical loss ratio requirements of Health Care Reform; and

•

higher net investment income of 13% in 2011, primarily reflecting increased average asset levels driven by membership growth, as well as higher income from partnership investments.

The Health Care segment’s adjusted income from operations increased 18% in 2010, as compared with 2009 reflecting:

•

revenue growth in the commercial risk businesses, particularly in the targeted market segments, as evidenced by a 15% increase in commercial risk membership. In addition, adjusted income from operations was favorably impacted by increased penetration of the Company’s specialty products;

•

a lower guaranteed cost medical care ratio driven by lower medical cost trend, reflecting lower utilization levels, as well as favorable prior year development; and

•

higher investment income due to higher security partnership results, higher real estate income and increased assets driven by membership growth.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	2011	2010	2009
Medical:
Guaranteed cost (1) (2)	$4,176	$3,929	$3,380
Experience-rated (2) (3)	1,934	1,823	1,699
Stop loss	1,451	1,287	1,274
Dental	894	804	731
Medicare	489	1,470	595
Medicare Part D	624	558	342
Other (4)	600	543	515
Total medical	10,168	10,414	8,536
Life and other non-medical	77	103	179
Total premiums	10,245	10,517	8,715
Fees (2) (5)	2,936	2,802	2,669
TOTAL PREMIUMS AND FEES	13,181	13,319	11,384
Less: Medicare IPFFS	-	827	-
Premiums and fees, excluding Medicare IPFFS	$13,181	$12,492	$11,384

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

(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $61 million in 2011, $57 million in 2010 and $41 million in 2009.

CIGNA CORPORATION – 2011 Form 10-K – 63

Back to Contents

Premiums and fees decreased 1% in 2011, compared with 2010. Excluding the impact of exiting the Medicare IPFFS business, premiums and fees were up 6% in 2011, compared with 2010, primarily due to membership growth in the administrative services business, and higher average membership in guaranteed cost, driven by strong retention and sales in targeted market segments, as well as rate increases on most products consistent with underlying trend. Higher penetration of specialty products also contributed to the increase in fees.

Premiums and fees increased 17% in 2010, compared with 2009. Excluding the impact of Medicare IPFFS business, premiums and fees were up 10% in 2010 compared with 2009, primarily reflecting membership growth in most risk-based products, including Medicare, and to a lesser extent rate increases. The membership growth was driven by strong retention and new sales in targeted market segments. The increase in fees primarily reflects growth in specialty products.

Excluding the impact of the Medicare IPFFS business, the increases in premiums and fees in 2011 and 2010 reflect the Company’s sustained success in delivering differentiated value to its customers with a focus on providing cost-effective products and services that expand access and provide superior clinical outcomes.

Net investment income increased 13% in 2011 compared with 2010 benefiting from increased average asset levels driven by membership growth and higher income from partnership investments. Net investment income increased 34% in 2010 compared with 2009 primarily reflecting higher security partnership results, higher real estate income and increased invested assets driven by business growth.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management. Other revenues decreased 12% in 2011 compared with 2010 mostly due to the sale of the Cigna Government Services business in the second quarter of 2011, as well as declines in certain stand-alone medical cost management business.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	2011	2010	2009
Medical claims expense - excluding Medicare IPFFS	$8,201	$7,798	$6,927
Medical claims expense - Medicare IPFFS	(19)	772	-
Medical claims expense	8,182	8,570	6,927
Other benefit expenses	83	100	169
Mail order pharmacy cost of goods sold	1,203	1,169	1,036
Other operating expenses:
Medical operating expenses	2,757	2,739	2,723
Operating expenses (excluding Medicare IPFFS)	1,364	1,251	1,124
Other operating expenses (excluding Medicare IPFFS)	4,121	3,990	3,847
Operating expenses - Medicare IPFFS	-	82	-
Total other operating expenses	4,121	4,072	3,847
TOTAL BENEFITS AND EXPENSES	$13,589	$13,911	$11,979

Medical claims expense decreased 5% in 2011 compared with 2010. Excluding the impact of exiting the Medicare IPFFS business, medical claims expense increased 5% in 2011 compared with 2010, largely due to medical cost inflation, tempered by low medical services utilization trend in commercial risk businesses.

Medical claims expense increased 24% in 2010 compared with 2009. Excluding the impact of Medicare IPFFS business, medical claims expenses increased 13% in 2010 compared with 2009 largely due to higher medical membership, particularly in the commercial risk business. The increase also reflects medical cost inflation.

CIGNA CORPORATION – 2011 Form 10-K – 64

Back to Contents

Other operating expenses. One measure of the segment’s overall operating efficiency is the operating expense ratio calculated as total operating expenses divided by segment revenues. This measure can be significantly influenced by the mix of business between fully-insured and fee-based business, since the expense ratio on fee-based business, which comprises most of the segment’s business is higher than the corresponding ratio for fully-insured business. The ratio is also influenced by the level of fixed versus variable expenses. The segment’s variable expenses include premium taxes and commissions, while the fixed component consists primarily of infrastructure costs and certain strategic investments. The variable component fluctuates due to changes in revenue, mix of business, and other items.

Excluding the impact of the Medicare IPFFS business, the operating expense ratio improved from 27.7% in 2010 to 27.2% in 2011, driven largely by continued focus on expense management. On a reported basis, the operating expense ratio increased from 26.7% in 2010 to 27.2% in 2011 primarily driven by a change in business mix resulting from the Company’s decision to exit the non-strategic Medicare IPFFS business, that was a fully-insured business. Because fully-insured businesses collect premium revenue (compared with a relatively lower administrative fee for ASO business), they typically have a lower expense ratio than the Company’s current business mix that is more heavily weighted toward fee-based products.

Excluding the impact of the Medicare IPFFS business, the operating expense ratio improved from 29.3% in 2009 to 27.7% in 2010, driven largely by continued focus on cost reduction initiatives including staffing, real estate and pension changes, as well as strong revenue growth in the commercial risk businesses. These favorable effects were partially offset by investment in segment expansion, compliance and higher management incentive compensation. On a reported basis, the operating expense ratio decreased from 29.3% in 2009 to 26.7% in 2010 primarily due to the significant revenue growth in the Medicare IPFFS business in 2010. Since Medicare IPFFS was a fully-insured business, it had a lower expense ratio than the business mix in 2009 that was more heavily weighted toward fee-based products.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable decreased by 12% in 2011, primarily reflecting the run-out of the Medicare IPFFS business that the Company exited in 2011. Medical claims payable increased 35% for the year ended December 31, 2010 largely driven by medical membership growth, particularly in the Medicare IPFFS and commercial risk businesses. See Note 5 to the Consolidated Financial Statements for additional information regarding the Health Care Medical Claims Payable.

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

•

has medical claims that are administered by the Company; or

•

is covered under an insurance policy that is (i) marketed by the Company and (ii) for which the Company assumes reinsurance of at least 50%.

CIGNA CORPORATION – 2011 Form 10-K – 65

Back to Contents

As of December 31, estimated medical membership was as follows:

(In thousands)	2011	2010	2009
Guaranteed cost (1)	1,091	1,177	1,001
Experience-rated (2)	798	849	761
Total commercial risk	1,889	2,026	1,762
Medicare	44	145	52
Total risk	1,933	2,171	1,814
Service	9,550	9,266	9,226
TOTAL MEDICAL MEMBERSHIP (3)	11,483	11,437	11,040

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

(3) Excludes members in the International and Disability and Life Segments.

The Health Care segment’s overall medical membership as of December 31, 2011 increased 1.2% when compared with December 31, 2010, excluding the impact of exiting the Medicare IPFFS business. This increase primarily reflects new business sales and growth in ASO in the targeted Middle and Select market segments, as well as growth in the Individual market segment, that is sold under the guaranteed cost funding arrangement. Excluding the impact of the Medicare IPFFS business, the Health Care segment’s medical membership increased 2.8% as of December 31, 2010 when compared with December 31, 2009. The increase was primarily driven by new business sales in targeted market segments: Middle, Select and Individual, as well as improved persistency in the risk businesses and lower disenrollment across all funding arrangements.

CIGNA CORPORATION – 2011 Form 10-K – 66

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

Results of Operations

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$2,780	$2,667	$2,634
Net investment income	267	261	244
Other revenues	-	123	113
Segment revenues	3,047	3,051	2,991
Benefits and expenses	2,651	2,640	2,598
Income before taxes	396	411	393
Income taxes	109	120	109
SEGMENT EARNINGS	287	291	284
Less: special items (after-tax) included in segment earnings:
Curtailment gain (See Note 9 to the Consolidated Financial Statements)	-	-	4
Cost reduction charge	-	-	(4)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	5	-	5
ADJUSTED INCOME FROM OPERATIONS	$282	$291	$279
Realized investment gains (losses), net of taxes	$6	$12	$(1)

Segment earnings decreased 1% in 2011 compared with 2010 reflecting 3% lower adjusted income from operations offset by a $5 million favorable special item related to the completion of the 2007 and 2008 IRS examinations. Adjusted income from operations decreased as a result of:

•

the absence of the $11 million after-tax gain on the sale of the workers’ compensation and case management business in 2010;

•

higher disability claims incidence rates, mitigated in part by higher resolution rates reflecting the sustained strong performance of the Company’s disability claims management process;

•

a higher expense ratio, driven by strategic investments; and

•

an after-tax charge of $7 million for litigation matters.

Offsetting these factors were more favorable life and accident claims experience and higher net investment income.

Segment earnings increased 2% in 2010 compared to 2009 reflecting 4% higher adjusted income from operations partially offset by the absence of a $5 million favorable special item related to the completion of the 2005 and 2006 IRS examinations. Adjusted income from operations increased as a result of higher net investment income and the $11 million after-tax gain on the sale of the workers’ compensation and case management business.

CIGNA CORPORATION – 2011 Form 10-K – 67

Back to Contents

Largely offsetting these factors were:

•

less favorable claims experience in the disability insurance business, primarily related to lower short-term disability underwriting margins. These results include the favorable after-tax impact of disability reserve studies of $29 million in 2010 compared with $20 million in 2009, which reflect continued strong disability claims management programs;

•

slightly less favorable accident claims experience including the less favorable after-tax impact of reserve studies of $3 million in 2010 compared with $5 million in 2009; and

•

lower earnings in specialty products largely due to the sale of the student and participant accident business.

Revenues

Premiums and fees increased 4% in 2011 compared with 2010 reflecting disability and life sales growth and continued solid persistency partially offset by the impact of the Company’s exit from a large, low-margin assumed government life insurance program. Excluding the impact of this item, premiums and fees increased 6%. Disability premiums and fees grew by 9%.

Premiums and fees increased 1% in 2010 compared with 2009 as a result of disability and life sales growth combined with solid persistency, largely offset by the Company’s exit from two large, non-strategic assumed government life insurance programs and the sale of the renewal rights for the student and participant accident business. Excluding the impact of these items, premiums and fees increased 7%.

Net investment income increased 2% in 2011 compared with 2010 due to higher average assets reflecting business growth and higher prepayment fees partially offset by lower yields. Net investment income increased by 7% in 2010 reflecting higher income from security and real estate partnerships and higher assets.

Other revenues. The absence of other revenues in 2011 reflects the sale of the workers’ compensation and case management business that was completed during the fourth quarter of 2010. Other revenues in 2010 include the $18 million pre-tax gain on the sale of the workers’ compensation and case management business in 2010.

Benefits and Expenses

Benefits and expenses were essentially flat in 2011 as compared with 2010 reflecting disability and life business growth, less favorable disability claims experience and a higher operating expense ratio, largely offset by the absence of operating expenses associated with the workers’ compensation and case management business that was sold in 2010 and favorable life and accident claims experience. Benefits and expenses include the favorable before tax impact of reserve studies of $59 million in 2011 as compared with $55 million in 2010.

Benefits and expenses increased 2% in 2010 compared with 2009, primarily reflecting disability and life business growth and less favorable short-term disability claims experience. Benefits and expenses include the favorable before tax impact of disability reserve studies of $43 million in 2010 as compared with $29 million in 2009, largely driven by continued strong disability claims management programs. These factors were partially offset by the Company’s exit from two large, non-strategic assumed government life insurance programs and the sale of the renewal rights for the student and participant accident business.

CIGNA CORPORATION – 2011 Form 10-K – 68

Back to Contents

International Segment

Segment Description

The International segment includes supplemental health, life and accident insurance products and international health care products and services, including those offered to individuals and globally mobile employees of multinational corporations and organizations.

The key factors for this segment are:

•

premium growth, including new business and customer retention;

•

benefits expense as a percentage of earned premium (loss ratio);

•

operating expense as a percentage of earned premium (expense ratio); and

•

impact of foreign currency movements.

Results of Operations

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$2,990	$2,268	$1,882
Net investment income	96	82	69
Other revenues	27	31	22
Segment revenues	3,113	2,381	1,973
Benefits and expenses	2,701	2,039	1,717
Income before taxes	412	342	256
Income taxes	125	95	70
Income attributable to noncontrolling interest	1	4	3
SEGMENT EARNINGS	286	243	183
Less: special items (after-tax) included in segment earnings:
Costs associated with the acquisition of FirstAssist	(3)	-	-
Cost reduction charge	-	-	(1)
Curtailment gain (See Note 9 to the Consolidated Financial Statements)	-	-	1
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	-	-	1
ADJUSTED INCOME FROM OPERATIONS	$289	$243	$182
Impact of foreign currency movements using 2010 rates	$11	-
Impact of foreign currency movements using 2009 rates		$13
Realized investment gains, net of taxes	$1	$2	$2

International segment earnings increased 18% in 2011 compared with 2010. Excluding the impact of the tax adjustments discussed below, foreign currency movements and the special items (presented in the table above), the International segment’s adjusted income from operations increased 17% in 2011 compared with 2010. The increases in both segment earnings and adjusted income from operations were primarily due to revenue growth, including the acquisition of Vanbreda International in August 2010, higher persistency in the supplemental health, life and accident business, particularly in South Korea, and higher net investment income, partially offset by higher loss ratios, primarily in the global health benefits business due to less favorable claims experience and the addition of a few large accounts with higher loss ratios. The increase was also partially offset by a higher effective tax rate primarily due to unfavorable changes in foreign tax law.

International segment earnings increased 33% in 2010, compared with 2009. Excluding the impact of the tax adjustments discussed below and foreign currency movements (presented in the table above), the International segment’s adjusted income from operations increased 34% for 2010, compared with 2009. The increases in both segment earnings and adjusted income from operations were primarily due to strong revenue growth and higher persistency in the supplemental health, life and accident insurance business, particularly in South Korea, as well as favorable loss ratios and membership growth in the global health benefits business and higher net investment income, partially offset by higher administrative expenses. The increase also reflects a lower effective tax rate in 2010 as a result of the capital management strategy discussed below.

CIGNA CORPORATION – 2011 Form 10-K – 69

Back to Contents

During the first quarter of 2010, the Company’s International segment implemented a capital management strategy to permanently invest the prospective earnings of its Hong Kong operations overseas, which resulted in an increase to segment earnings of $5 million. The Company implemented a similar strategy for its South Korean operation in 2009, which resulted in an increase to segment earnings of $14 million. These permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations. This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States. As of December 31, 2011 the Company’s cash and cash equivalents in its foreign operations were $461 million, and permanently reinvested earnings were approximately $375 million. Repatriation of foreign cash via a dividend of the previously-designated permanently reinvested earnings would result in a charge representing the U.S. taxes due on the repatriation.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates. The favorable impacts in 2011 using 2010 rates, as well as 2010 using 2009 rates, primarily reflects the movement between the U.S. dollar and the South Korean won.

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $2.9 billion in 2011 compared with reported premiums and fees of $2.3 billion in 2010, an increase of 28%. The increase is primarily attributable to higher membership from new sales, rate increases and the acquisition of Vanbreda International in the global health benefits business as well as new sales growth in the supplemental health, life and accident business, particularly in South Korea and Taiwan.

Excluding the effect of foreign currency movements, premiums and fees were $2.2 billion in 2010 compared with reported premiums and fees of $1.9 billion in 2009, an increase of 16%. The increase was primarily attributable to new sales growth in the supplemental health, life and accident insurance operations, particularly in South Korea, and rate increases and membership growth in the global health benefits business.

Net investment income increased by 17% in 2011, compared with 2010, and 19% in 2010, compared with 2009. These increases were primarily due to asset growth in South Korea and favorable foreign currency movements in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $2.6 billion in 2011, compared to reported benefits and expenses of $2.0 billion in 2010, an increase of 29%. The increase was primarily due to business growth, the acquisition of Vanbreda International and higher loss ratios, primarily in the global health benefits business, reflecting less favorable claims experience and the addition of a few larger cases with higher loss ratios.

Excluding the impact of foreign currency movements, benefits and expenses were $2.0 billion in 2010, compared with reported benefits and expenses of $1.7 billion in 2009, an increase of 15%. The increase was primarily due to business growth and higher claims in the supplemental health, life and accident insurance business, particularly in South Korea.

Loss ratios were higher in the global health benefits business in 2011 compared with 2010, reflecting less favorable claims experience and the addition of a few larger cases with inherently higher loss ratios. Loss ratios were flat in the supplemental health, life and accident insurance business in 2011, compared with 2010.

Policy acquisition expenses increased in 2011 compared with 2010 as well as in 2010 compared with 2009 reflecting business growth and foreign currency movements.

Excluding the special items (presented in the table above), expense ratios were flat in 2011 compared with 2010, primarily due to higher revenues in the global health benefits business and in the supplemental health, life and accident insurance business, primarily in Korea, offset by strategic investments for future growth and costs to streamline operations. Expense ratios increased in 2010 compared with 2009, reflecting the higher expense ratios associated with the service nature of the Vanbreda International business acquired in the third quarter of 2010.

CIGNA CORPORATION – 2011 Form 10-K – 70

Back to Contents

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues and 51% of the segment’s earnings in 2011. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

In November 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million. FirstAssist is based in the United Kingdom (“U.K.”) and provides travel and protection insurance services that the Company expects will enhance its supplemental health, life and accident business around the world. The Company used available cash on hand for the purchase. The earnings contribution of FirstAssist was immaterial in 2011, and is expected to be accretive in 2012.

In 2012, the Company will implement the new requirements of accounting for costs related to the acquisition or renewal of insurance contracts. See Note 2 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 71

Back to Contents

Run-off Reinsurance Segment

Segment Description

This segment is predominantly comprised of guaranteed minimum death benefit (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefit (“GMIB”) products. The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. In December 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring the ongoing administration of this business to the reinsurer. See Note 3 to the Consolidated Financial Statements in this Form 10-K for further information regarding this transaction. The 2010 special item loss reflects the after-tax costs of this transaction. Segment results prior to this transaction also included results from its workers’ compensation and personal accident reinsurance business.

The determination of liabilities for GMDB and GMIB requires the Company to make critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 6 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 10 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in those assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 58 of this Form 10-K.

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable.

Results of Operations

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$24	$25	$29
Net investment income	103	114	113
Other revenues	(4)	(158)	(283)
Segment revenues	123	(19)	(141)
Benefits and expenses	405	91	(419)
Income (loss) before income taxes (benefits)	(282)	(110)	278
Income taxes (benefits)	(99)	(136)	93
SEGMENT EARNINGS (LOSS)	(183)	26	185
Less: special items (after-tax) included in segment earnings:
Resolution of federal tax matters (See Note 19 to the Consolidated Financial Statements)	-	97	-
Loss on Reinsurance transaction (See Note 3 to the Consolidated Financial Statements)	-	(20)	-
Less: results of GMIB business	(135)	(24)	209
ADJUSTED LOSS FROM OPERATIONS	$(48)	$(27)	$(24)
Realized investment gains (losses), net of taxes	$4	$5	$(2)

Segment results in 2011 reflected higher losses for the GMIB and GMDB businesses compared to 2010 due to the significant declines in interest rates, periods of high volatility, and less favorable equity market conditions during 2011. In addition, segment results in 2010 reflect the favorable effect of resolving a federal tax matter.

Segment earnings declined significantly in 2010 compared with 2009, primarily due to the reduction in earnings from the GMIB business, partially offset by the gain resulting from the resolution of a federal tax matter and reduced charges in 2010 to strengthen GMDB reserves ($34 million after-tax for 2010, compared to $47 million after-tax for 2009).

For additional discussion of GMIB results, see “Benefits and Expenses” below.

CIGNA CORPORATION – 2011 Form 10-K – 72

Back to Contents

Other Revenues

Other revenues consisted of gains and losses from futures contracts used in the GMDB equity hedge program for all years, and beginning in 2011, for the GMIB equity hedge program. Other revenues in 2011 also included gains and losses from interest rate futures and LIBOR swap contracts used in the GMDB and GMIB hedge programs (see Note 12 to the Consolidated Financial Statements). The components were as follows:

(In millions)	2011	2010	2009
GMDB - Equity Hedge Program	$(45)	$(157)	$(282)
GMDB - Growth Interest Rate Hedge Program	31	-	-
Other, including GMIB Hedge Programs	10	(1)	(1)
TOTAL OTHER REVENUES	$(4)	$(158)	$(283)

The hedging programs generally produce losses when equity markets and interest rates are rising and gains when equity markets and interest rates are falling. Higher levels of equity market volatility resulted in losses in 2011, even though equity market levels were flat to slightly lower. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists, resulting in no effect on shareholders’ net income (see below “Other Benefits and Expenses”). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	2011	2010	2009
GMIB fair value (gain) loss	$234	$55	$(304)
Other benefits and expenses	171	36	(115)
BENEFITS AND EXPENSES	$405	$91	$(419)

GMIB fair value (gain) loss. Under the GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 10 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB.

GMIB fair value losses of $234 million for 2011, were primarily due to a decline in both the interest rate used for projecting claim exposure (7-year Treasury rates) and the rate used for projecting market returns and discounting (LIBOR swap curve).

GMIB fair value losses of $55 million for 2010, were primarily due to declining interest rates, partially offset by increases in underlying account values resulting from favorable equity and bond fund returns.

GMIB fair value gains of $304 million for 2009, were primarily due to increases in interest rates and increases in underlying account values in the period resulting from favorable equity market and bond fund returns. These favorable effects were partially offset by increases to the annuitization assumption and updates to the lapse assumptions.

The GMIB liabilities and related assets are calculated using an internal model and assumptions from the viewpoint of a hypothetical market participant. This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because the Company does not believe that the market-observable interest rates used to project growth in account values of the underlying mutual funds reflect actual growth expected over the next 15 to 20 years (the time period over which GMIB claims are expected to occur).

However, the Company’s expectation that GMIB claim payments will be lower than the liability recorded at fair value may not be fully realized under certain circumstances. For example, significant declines in mutual fund values that underlie the contracts together with declines in the 7-year Treasury rates (used to determine claim payments) similar to what occurred periodically during the last few years would increase the expected amount of claims that would be paid out for contractholders who choose to annuitize. It is also possible that such unfavorable market conditions would have an impact on the level of contractholder annuitizations, particularly if these unfavorable market conditions persisted for an extended period.

CIGNA CORPORATION – 2011 Form 10-K – 73

Back to Contents

Other Benefits and Expenses are comprised of the following:

(In millions)	2011	2010	2009
Results of GMDB equity and growth interest rate hedging programs	$(14)	$(157)	$(282)
GMDB reserve strengthening	70	52	73
Other GMDB, primarily accretion of discount	82	85	87
GMDB benefit expense (income)	138	(20)	(122)
Loss on reinsurance of workers’ compensation and personal accident business	-	31	-
Other, including operating expenses	33	25	7
OTHER BENEFITS AND EXPENSES (INCOME)	$171	$36	$(115)

Other Benefits and Expenses

Capital market movements

The increase in benefits expense in 2011 reflects significantly more unfavorable equity market conditions in 2011 compared to 2010 and 2009. Due to the additional growth interest rate hedge in 2011, the expense included additional amounts due to declines in interest rates for the liability that is subject to the growth interest rate hedge. As explained in Other revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures contracts used to hedge equity market performance.

GMDB reserve strengthening

The following highlights the impacts of GMDB reserve strengthening:

The 2011 reserve strengthening was primarily driven by:

•

adverse impacts due to volatile equity market conditions. Volatility risk is not covered by the hedging programs. Also, the equity market volatility reduced the effectiveness of the hedging program for equity market exposures, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders.

•

adverse interest rate impacts reflecting management’s consideration of the anticipated impact of continuing low current short-term interest rates. This evaluation also led management to lower the mean investment performance assumption for equity funds from 5% to 4.75% for those funds not subject to the growth interest rate hedge program.

•

adverse impacts of overall market declines in the third quarter of 2011 that include an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments such as bond funds, neither of which are included in the hedge programs.

The 2010 reserve strengthening primarily reflects management’s consideration of the anticipated impact of the continued low level of current short-term interest rates and, to a lesser extent, a reduction in assumed lapse rates for policies that have taken or are assumed to take significant partial withdrawals. The 2009 reserve strengthening was primarily due to an increase in the provision for future partial surrenders due to overall market declines in the first quarter, adverse volatility-related impacts due to turbulent equity market conditions and adverse interest rate impacts.

See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Other, including operating expenses

The increase in 2011 compared with 2010 was due to the reduced favorable impacts of reserve studies, and the increase in 2010 compared to 2009 was due to the reduced impact of favorable settlements and commutations on business that was ceded to Enstar Group Limited on December 31, 2010.

CIGNA CORPORATION – 2011 Form 10-K – 74

Back to Contents

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

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of December 31, 2011, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

CIGNA CORPORATION – 2011 Form 10-K – 75

Back to Contents

Other Operations Segment

Segment Description

Cigna’s Other Operations segment includes the results of the following businesses:

•

corporate-owned life insurance (“COLI”);

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

COLI has contributed the majority of earnings in Other Operations for the periods presented. The COLI regulatory environment continues to evolve, with various federal budget related proposals recommending changes in policyholder tax treatment. Although regulatory and legislative activity could adversely impact our business and policyholders, management does not expect the impact to materially affect the Company’s results of operations, financial condition or liquidity.

Results of Operations

Financial Summary (In millions)	2011	2010	2009
Premiums and fees	$114	$114	$112
Net investment income	400	404	407
Other revenues	55	60	64
Segment revenues	569	578	583
Benefits and expenses	451	454	466
Income before taxes	118	124	117
Income taxes	29	39	31
SEGMENT EARNINGS	89	85	86
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	4	-	1
ADJUSTED INCOME FROM OPERATIONS	$85	$85	$85
Realized investment gains (losses), net of taxes	$6	$5	$(6)

Segment earnings increased in 2011 compared with 2010, reflecting a $4 million increase to earnings due to the completion of the Company’s 2007 and 2008 IRS examination during the first quarter of 2011.

Adjusted income from operations were flat in 2011 compared with 2010, reflecting higher COLI earnings due to higher interest margins, offset by lower earnings associated with the sold businesses due to the continued decline in deferred gain amortization.

Segment earnings and adjusted income from operations were flat in 2010 compared with 2009, reflecting an increase in COLI earnings driven by higher investment income and favorable mortality, primarily offset by the continued decline in deferred gain amortization associated with the sold businesses.

Revenues

Premiums and fees reflect fees charged primarily on universal life insurance policies in the COLI business. Such amounts were relatively flat reflecting a stable block of business.

Net investment income decreased 1% in 2011 compared with 2010, and decreased 1% in 2010 compared with 2009 due to lower portfolio yields partially offset by higher average invested assets.

Other revenues decreased 8% in 2011 compared with 2010 and decreased 6% in 2010 compared with 2009 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses see Note 7 of the Consolidated Financial Statements beginning on page 117 of this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 76

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

Financial Summary (In millions)	2011	2010	2009
SEGMENT LOSS	$(184)	$(211)	$(142)
Less: special items (after-tax) included in segment loss:
Cost associated with HealthSpring acquisition	(28)	-	-
Resolution of Federal Tax Matter (See Note 19 to the Consolidated Financial Statements)	-	4	-
Loss on early extinguishment of debt (See Note 15 to the Consolidated Financial Statements)	-	(39)	-
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	14	-	12
ADJUSTED LOSS FROM OPERATIONS	$(170)	$(176)	$(154)

Corporate’s segment loss was lower in 2011 compared with 2010 primarily reflecting a tax benefit from completing the IRS examination and absence of the 2010 loss on debt extinguishment, partially offset by costs associated with the HealthSpring acquisition, all of which were reported as special items.

Corporate’s adjusted loss from operations was lower in 2011 compared with 2010 primarily reflecting decreased pension expense and lower tax adjustments related to postretirement benefits and compensation resulting from Health Care Reform. These factors were partially offset by increased net interest expense due to higher average borrowings outstanding in 2011.

Corporate’s segment loss and adjusted loss from operations were higher in 2010 compared with 2009 primarily reflecting:

•

higher net interest expense, primarily driven by a higher long-term debt balance;

•

tax adjustments related to postretirement benefits and compensation resulting from health care reform;

•

pension expense related to the Company’s frozen pension plans which was reported in Corporate beginning in 2010; and

•

for the segment loss, the after-tax loss on early extinguishment of debt of $39 million.

These unfavorable effects were partially offset by lower spending on strategic initiatives and lower directors’ deferred compensation expense.

CIGNA CORPORATION – 2011 Form 10-K – 77

Back to Contents

Liquidity and Capital Resources

Financial Summary (In millions)	2011	2010	2009
Short-term investments	$225	$174	$493
Cash and cash equivalents	$4,690	$1,605	$924
Short-term debt	$104	$552	$104
Long-term debt	$4,990	$2,288	$2,436
Shareholders’ equity	$8,344	$6,645	$5,417

Liquidity

The Company maintains liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•

claim and benefit payments to policyholders;

•

operating expense requirements, primarily for employee compensation and benefits; and

•

federal tax payments to the parent company under an intercompany tax sharing agreement.

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

•

pension plan funding; and

•

federal tax payments.

The parent normally meets its liquidity requirements by:

•

maintaining appropriate levels of cash, cash equivalents and short-term investments;

•

collecting dividends and federal tax payments from its subsidiaries;

•

using proceeds from issuance of debt and equity securities; and

•

borrowing from its subsidiaries.

Cash flows for the years ended December 31, were as follows:

(In millions)	2011	2010	2009
Operating activities	$1,491	$1,743	$745
Investing activities	$(1,270)	$(1,342)	$(1,485)
Financing activities	$2,867	$274	$307

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

CIGNA CORPORATION – 2011 Form 10-K – 78

Back to Contents

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment, which includes capitalized software, as well as cash used to acquire businesses.

Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent level, proceeds on the issuance of common stock in the open market and resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report net deposits/withdrawals to/from investment contract liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

2011:

Operating activities

For the year ended December 31, 2011, cash flows from operating activities were greater than net income by $163 million. Net income contains certain pre-tax income and expense items that neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $ 234 million;

•

net charges related to special items of $40 million;

•

tax benefits related to resolution of a federal tax matter of $33 million;

•

depreciation and amortization charges of $ 345 million; and

•

realized investment gains of $ 62 million.

Cash flows from operating activities were lower than net income excluding the items noted above by $361 million. Excluding cash outflows of $45 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $316 million. This result primarily reflects domestic qualified pension contributions of $250 million as well as significant claim run-out from the Medicare IPFFS business, that the Company exited in 2011.

Cash flows from operating activities decreased by $252 million in 2011 compared with 2010. Excluding the results of the GMDB equity hedge program (that did not affect net income), cash flows from operating activities decreased by $364 million. This decrease in 2011 primarily reflects higher management compensation, income tax and pension payments in 2011 compared with 2010 and unfavorable operating cash flows in the Medicare IPFFS business in 2011 due to significant claim run-out compared to significant favorable operating cash flows from the growth of this business in 2010. Operating cash flows were favorably affected in 2010 because paid claims on this business growth lagged premium collections.

Investing activities

Cash used in investing activities was $1.3 billion. This use of cash primarily consisted of net purchases of investments of $746 million, cash used to fund acquisitions (net of cash acquired) of $114 million, and net purchases of property and equipment of $422 million.

Financing activities

Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $2.7 billion and proceeds on issuances of common stock of $734 million, primarily used to fund the acquisition of Healthspring, Inc. See the Capital Resources section for further information. Financing activities also included net deposits to contractholder deposit funds of $145 million. These inflows were partially offset by scheduled payments of debt of $451 million and common stock repurchases of $225 million.

CIGNA CORPORATION – 2011 Form 10-K – 79

Back to Contents

2010:

Operating activities

For the year ended December 31, 2010, cash flows from operating activities were greater than net income by $394 million. Net income contains certain income and expense items that neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $ 55 million;

•

a pre-tax loss on the transfer of the workers’ compensation and personal accident business of $31 million;

•

tax benefits related to the resolution of a federal tax matter of $101 million;

•

depreciation and amortization charges of $ 292 million; and

•

realized investment gains of $ 75 million.

Cash flows from operating activities were greater than net income excluding the items noted above by $192 million. Excluding cash outflows of $157 million associated with the GMDB equity hedge program, (that did not affect shareholders’ net income) cash flows from operating activities were higher than net income by $349 million. This result primarily reflects premium growth in the Health Care segment’s risk businesses due to significant new business in 2010 and tax payments lower than expense due to favorable effects of benefit plans (primarily pension) and deferred foreign earnings, partially offset by pension contributions of $212 million.

Cash flows from operating activities increased by $998 million in 2010 compared with 2009. Excluding the results of the GMDB equity hedge program (that did not affect net income), cash flows from operating activities increased by $873 million. This increase in 2010 primarily reflects premium growth in the Health Care segment’s risk businesses as noted above and earnings growth in the Health Care, Disability and Life and International segments as well as lower contributions to the qualified domestic pension plan ($212 million in 2010, compared with $410 million in 2009). These favorable effects were partially offset by higher management compensation and income tax payments in 2010 compared with 2009.

Investing activities

Cash used in investing activities was $1.3 billion. This use of cash primarily consisted of net purchases of investments of $503 million, cash used to fund acquisitions (net of cash acquired) of $344 million, net cash used to transfer the run-off workers’ compensation and personal accident assumed reinsurance business via a reinsurance transaction of $190 million, and net purchases of property and equipment of $ 300 million.

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

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2011	2010	2009
Interest expense	$202	$182	$166

The increase in interest expense in 2011 was primarily due to higher average borrowings in 2011 from issuing debt in March and November 2011.

Capital Resources

The Company’s capital resources (primarily retained earnings and the proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

CIGNA CORPORATION – 2011 Form 10-K – 80

Back to Contents

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

Sources of Capital

Debt Financings

During 2011 and 2010, the Company entered into the following debt financings. For further information on these debt financings, see Note 15 to the Consolidated Financial Statements.

•

On November 10, 2011, the Company issued $2.1 billion of long-term debt to fund the HealthSpring acquisition as follows: $600 million of 5-Year Notes at 2.75%, $750 million of 10-Year Notes at 4%, and $750 million of 30-Year Notes at 5.375%.

•

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past June 2016.

•

In March 2011, the Company issued $300 million of 10-Year Notes at 4.5% and $300 million of 30-Year Notes at 5.875%. The proceeds were used for general corporate purposes, including the repayment of maturing debt in 2011.

•

In December 2010, the Company issued $250 million of 10-Year Notes at 4.375%. The proceeds of this debt were used to fund the tender offer for the Company’s 8.5% Senior Notes due 2019 and the 6.35% Senior Notes due 2018 (described further below under uses of capital).

•

In May 2010, the Company issued $300 million of 10-Year Notes at 5.125%. The proceeds of this debt were used for general corporate purposes.

Equity Financing

On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds were $650 million ($629 million net of underwriting discount and fees). The proceeds were used to fund the HealthSpring acquisition in January 2012.

Uses of Capital

Acquisitions

In 2011, the Company paid approximately $115 million to acquire FirstAssist, and in 2010, the Company acquired Vanbreda International for $412 million. The acquisitions were funded from available cash. See Note 3 for further information.

Pension funding

The Company contributed $250 million to its domestic qualified pension plans in 2011, $212 million in 2010 and $410 million in 2009.

Share repurchase

In 2011 the Company repurchased 5.3 million shares for approximately $225 million. The total remaining share repurchase authorization as of February 23, 2012 was $522 million. The Company repurchased 6.2 million shares for $201 million during 2010, and did not repurchase any shares in 2009.

Arbor funding

The Company deployed $150 million of capital to its subsidiary, Cigna Arbor Life Insurance Company (“Arbor”) in support of an internal reinsurance transaction related to the GMDB and GMIB businesses. See page 51 of this MD&A under “Run-off Operations” for additional discussion of this matter.

Repayments of long-term debt

In 2011, the Company repaid $449 million in maturing long-term debt. In December 2010, the Company settled approximately $270 million of outstanding debt (8.5% Notes and 6.35% Notes) through a tender offer process. See Note 15 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 81

Back to Contents

Liquidity and Capital Resources Outlook

At December 31, 2011, there was approximately $3.8 billion in cash and short-term investments available at the parent company level. In 2012, the parent company’s cash obligations are expected to consist of the following:

•

Acquisition of HealthSpring for approximately $3.8 billion;

•

scheduled interest payments of $246 million on outstanding long-term debt of $5.0 billion at December 31, 2011;

•

contributions to the domestic qualified pension plan of $250 million; and

•

approximately $100 million of commercial paper outstanding as of December 31, 2011. The Company expects to have approximately $225 million outstanding as of March 31, 2012.

Based on cash on hand, current projections for dividends from the Company’s subsidiaries, as well as its ability to issue additional commercial paper, debt or equity securities in the capital markets, the Company expects to have sufficient liquidity to meet its obligations.

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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from CGLIC without prior state approval. In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed line of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2011, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $118 million of letters of credit issued as of December 31, 2011. Within the maximum debt leverage covenant in the line of credit agreement, the Company has approximately $4 billion of additional borrowing capacity in addition to the $5.1 billion of debt outstanding.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2011, the Company’s HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

Unfunded Pension Plan Liability

As of December 31, 2011, the unfunded pension liability was $1.8 billion, an increase from December 31, 2010, reflecting a decline in discount rates of 100 basis points, and lower than expected asset returns, partially offset by pension contributions of $250 million in 2011. Pension contributions in 2012 under the Pension Protection Act of 2006 are not expected to significantly change from the Company’s planned funding targets, since discount rates used for funding purposes are based on a 24-month moving average that is less susceptible to volatility than the rate required to be used to compute the liability for the financial statements.

CIGNA CORPORATION – 2011 Form 10-K – 82

Back to Contents

Solvency II

Cigna’s businesses in the European Union will be subject to the directive on insurance regulation and solvency requirements known as Solvency II. This directive will impose economic risk-based solvency requirements and supervisory rules and is expected to become effective in January 2014, although certain regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of the effective date. Cigna’s European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated technical capability requirements.

Guarantees and Contractual Obligations

The Company is contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of the Company’s primary contractual cash obligations, as of December 31, 2011, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$7,251	$724	$943	$807	$4,777
Future policy benefits	11,149	462	1,031	943	8,713
Health Care medical claims payable	1,095	1,071	15	1	8
Unpaid claims and claims expenses	4,617	1,466	869	598	1,684
Short-term debt	104	104	-	-	-
Long-term debt	9,202	247	555	1,125	7,275
Other long-term liabilities	1,337	546	237	146	408
Off-Balance Sheet:
Purchase obligations	1,117	596	296	49	176
Operating leases	547	108	180	119	140
TOTAL	$36,419	$5,324	$4,126	$3,788	$23,181

On-Balance Sheet

•

Insurance liabilities. Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $17 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The Company manages its investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers’ compensation and personal accident businesses, are excluded from the table above as net cash flows associated with them are not expected to impact the Company. The total amount of these reinsured reserves excluded is approximately $6 billion.

•

Short-term debt represents commercial paper, current maturities of long-term debt, and current obligations under capital leases.

•

Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for software licenses.

CIGNA CORPORATION – 2011 Form 10-K – 83

Back to Contents

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

Estimated payments of $94 million for deferred compensation, non-qualified and International pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. The Company’s best estimate is that contributions to the qualified domestic pension plans during 2012 will be approximately $250 million. The Company expects to make payments subsequent to 2012 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions which may materially differ from actual activities (see Note 9 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations).

The above table also does not contain $52 million of gross liabilities for uncertain tax positions because the Company cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 19 to the Consolidated Financial Statements for the year ended December 31, 2011 for further information.

Off-Balance Sheet:

•

Purchase obligations. As of December 31, 2011, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)
Fixed maturities	$16
Commercial mortgage loans	162
Real estate	9
Limited liability entities (other long-term investments)	407
Total investment commitments	594
Future service commitments	523
TOTAL PURCHASE OBLIGATIONS	$1,117

The Company had commitments to invest in limited liability entities that hold real estate, loans to real estate entities or securities. See Note 11(D) to the Consolidated Financial Statements for additional information.

Future service commitments include an agreement with IBM for various information technology (IT) infrastructure services. The Company’s remaining commitment under this contract is approximately $162 million over the next 2 years. The Company has the ability to terminate this agreement with 90 days notice, subject to termination fees.

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

CIGNA CORPORATION – 2011 Form 10-K – 84

Back to Contents

Investment Assets

The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, 14 and 17 to the Consolidated Financial Statements.

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor, hybrid and trading securities. Fair values are based on quoted market prices when available. When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality. In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.

The prices the Company used to value investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy. The Company performs ongoing analyses of prices used to value invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company’s investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, and assessments of the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review of other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and result in immaterial adjustments to the valuations.

The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of December 31, 2011.

(In millions)	2011	2010
Federal government and agency	$958	$687
State and local government	2,456	2,467
Foreign government	1,274	1,154
Corporate	10,513	9,444
Federal agency mortgage-backed	9	10
Other mortgage-backed	80	88
Other asset-backed	927	859
TOTAL	$16,217	$14,709

As of December 31, 2011, $14.9 billion, or 92%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.3 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed during the year.

The net appreciation of the Company’s fixed maturity portfolio increased $696 million during 2011, driven by a decline in market yields. Although asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by approximately $65 million as of December 31, 2011. See note 11 to the Consolidated Financial Statements for further information.

CIGNA CORPORATION – 2011 Form 10-K – 85

Back to Contents

Corporate fixed maturities includes private placement investments of $5.8 billion, which are generally less marketable than publicly-traded bonds, but yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. The Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted. Also included in corporate fixed maturities are investments in companies that are domiciled or have significant business interests in European countries with the most significant political or economic concerns (Portugal, Italy, Ireland, Greece, and Spain). Fixed maturity investments in these companies represent approximately $350 million at December 31, 2011, have an average quality rating of BAA and are diversified by industry sector. Financial institutions comprised less than 5% of investments in these companies.

The Company invests in high quality foreign government obligations, with an average quality rating of AA as of December 31, 2011. These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations, including government obligations of South Korea, Indonesia, Taiwan and Hong Kong. Foreign government obligations also include $136 million of investments in European sovereign debt, including $8 million in countries with the most significant political or economic concerns (Portugal, Italy, Ireland, Greece, and Spain).

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $35 million. The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of December 31, 2011, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with December 31, 2010. As of December 31, 2011, approximately 64% or $1,564 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of December 31, 2011 were as follows:

(In millions)	Quality Rating	As of December 31, 2011
		Fair Value
		With Guarantee	Without Guarantee
State and local governments	Aaa	$129	$129
	Aa1-Aa3	1,157	1,101
	A1-A3	237	290
	Baa1-Baa3	41	21
	Ba1-Ba3	-	21
	Not available	-	2
TOTAL STATE AND LOCAL GOVERNMENTS		$1,564	$1,564

As of December 31, 2011, the Company’s investments in other asset and mortgage-backed securities totaling $1,016 million included $520 million of investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of December 31, 2011, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of December 31, 2011 were:

Guarantor (In millions)	As of December 31, 2011
Indirect Exposure
National Public Finance Guarantee	$1,261
Assured Guaranty Municipal Corp	610
AMBAC	174
Financial Guaranty Insurance Co.	39
TOTAL	$2,084

CIGNA CORPORATION – 2011 Form 10-K – 86

Back to Contents

Commercial Mortgage Loans

The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, debt service coverage, building tenancy and stability of cash flows are all important financial underwriting considerations. Property type, location, quality, and borrower are all important underwriting considerations as well. The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

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

Based on this review and subsequent portfolio activity, the average loan-to-value ratio improved to 70% and the debt service coverage ratio was estimated to be 1.40 at December 31, 2011. The average loan-to-value ratio decreased from 74% as of December 31, 2010, and the debt service coverage ratio increased from 1.38 as of December 31, 2010. The decrease in average loan-to-value ratio generally reflects increased valuations for the majority of the underlying properties. Valuation changes varied by property type as apartments and hotels demonstrated the strongest recovery, retail and office properties showed modest improvement and industrial properties exhibited a slight decline. The slight increase in debt service coverage ratio reflects greater demand for apartments and hotels, partially offset by slower recovery in leasing rates on industrial properties and ongoing portfolio activity.

Commercial real estate capital markets remain most active for well leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in Cigna’s mortgage portfolio possess these characteristics. While commercial real estate fundamentals continued to improve in 2011, the improvement has varied across geographies and property types. A broad recovery is dependent on continued improvement in the national economy.

The following table reflects the commercial mortgage loan portfolio as of December 31, 2011 summarized by loan-to-value ratio primarily based on the annual loan review completed during the second quarter of 2011.

LOAN-TO-VALUE DISTRIBUTION

Loan-to-Value Ratios	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$299	$43	$342	10%
50% to 59%	537	33	570	17%
60% to 69%	854	51	905	28%
70% to 79%	517	44	561	17%
80% to 89%	397	5	402	12%
90% to 99%	275	-	275	8%
100% or above	246	-	246	8%
TOTALS	$3,125	$176	$3,301	100%

As summarized above, $176 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes which were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans with strong borrower sponsorship, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interests, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are four loans in the “100% or above” category with an aggregate carrying value of $84 million that exceeds the value of their underlying properties by $6 million. All of these loans have a current debt service coverage of 1.0 or greater, along with significant borrower commitment.

CIGNA CORPORATION – 2011 Form 10-K – 87

Back to Contents

The commercial mortgage portfolio contains approximately 165 loans, including four impaired loans, totaling $195 million, that are classified as problem loans, resulting in an aggregate default rate of 5.9%. All of the remaining loans continue to perform under their contractual terms. The Company has $529 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under the contract terms.

Other Long-Term Investments

The Company’s other long-term investments include $963 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 70 separate partnerships, and approximately 45 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 8% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of December 31, 2011, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $44 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 6 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2011 or 2010.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	December 31, 2011			December 31, 2010
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$40	$(13)	$27	$86	$(39)	$47
Problem commercial mortgage loans (1)	224	(19)	205	90	(4)	86
Foreclosed real estate	34	-	34	59	-	59
TOTAL PROBLEM INVESTMENTS	$298	$(32)	$266	$235	$(43)	$192
Potential problem bonds	$36	$(10)	$26	$40	$(10)	$30
Potential problem commercial mortgage loans	141	-	141	305	(8)	297
TOTAL POTENTIAL PROBLEM INVESTMENTS	$177	$(10)	$167	$345	$(18)	$327
(1) At December 31, 2011, includes a $10 million restructured loan classified in Other long-term investments that was previously reported in commercial mortgage loans.

CIGNA CORPORATION – 2011 Form 10-K – 88

Back to Contents

Net problem investments represent 1.3% of total investments excluding policy loans at December 31, 2011. Net problem investments increased by $74 million during 2011 due primarily to deterioration of commercial mortgage loans previously considered in good standing or reclassified from potential problem loans, partially offset by the partial sale of a foreclosed real estate property.

Net potential problem investments represent .8% of total investments excluding policy loans at December 31, 2011. Net potential problem investments decreased by $160 million during 2011, reflecting results from the annual in-depth commercial mortgage loan portfolio review and loan modification, payoff, and refinancing activity.

During the second quarter 2011, the Company restructured a $65 million potential problem mortgage loan into two loans, including a $55 million loan at current market terms and a $10 million loan at a below market interest rate. This restructure resulted in a $65 million reduction to potential problem mortgage loans and a $10 million increase to problem mortgage loans. See Note 11 to the Consolidated Financial Statements for further information.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $195 million (net of valuation reserves) at December 31, 2011, are considered impaired. During 2011, the Company recorded a $16 million pre-tax ($11 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. See Note 11 to the Consolidated Financial Statements of this Form 10-K for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment results were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities as well as other-than-temporary impairments on fixed maturity and equity securities as follows:

(In millions)	2011	2010
Credit-related (1)	$18	$24
Other	16	1
TOTAL (2)	$34	$25

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities, and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was immaterial.

(2) Other-than-temporary impairments on fixed maturities of $17 million in 2011 are included in both the credit related and other categories above. Other-than-temporary impairments on fixed maturities in 2010 were immaterial.

Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe, however, asset values increased during 2011, reflecting a decrease in market yields. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s financial condition or liquidity.

While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater positions, broad commercial real estate market fundamentals continue to be under stress reflecting a slow economic recovery. Should these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material adverse effect on the Company’s financial condition or liquidity.

CIGNA CORPORATION – 2011 Form 10-K – 89

Back to Contents

Market Risk

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company’s primary market risk exposures are:

•

Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return and impact the value of liabilities for reinsured GMDB and GMIB contracts.

•

Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, Taiwan dollar, and British pound. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

•

Equity price risk for domestic equity securities and for the value of reinsured GMDB and GMIB contracts resulting from unfavorable changes in variable annuity account values based on underlying mutual fund investments.

For further discussion of reinsured contracts, see Note 6 for GMDB contracts and Note 10 for GMIB contracts in the Consolidated Financial Statements.

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

See Notes 2(C) and 12 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

Effect of Market Fluctuations on the Company

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•

a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term debt and GMIB contracts;

•

a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency; and

•

a hypothetical decrease in market prices for equity exposures, primarily for equity securities and GMIB contracts.

In addition, the hypothetical adverse effects of an increase in equity indices and foreign exchange rates are presented separately for futures contracts used in the GMDB equity hedge program because their risk of loss occurs when equity markets rise.

CIGNA CORPORATION – 2011 Form 10-K – 90

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of the Company’s financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

Market scenario for certain non-insurance financial instruments (in millions)	Loss in fair value
	2011	2010
100 basis point increase in interest rates	$575	$700
10% strengthening in U.S. dollar to foreign currencies	$220	$190
10% decrease in market prices for equity exposures	$40	$50
The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling and, for GMIB contracts, stochastic modeling. The impact of a hypothetical increase to interest rates at December 31, 2011 was less than that at December 31, 2010 reflecting an increase in the fair value of long-term debt, primarily due to $2.1 billion of new borrowings in November 2011, partially offset by an increase to the fair value of the Company’s fixed-income investments.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by the Company was estimated to be 10% of the U.S. dollar equivalent fair value. The Company’s foreign operations hold investment assets, such as fixed maturities, that are generally invested in the currency of the related liabilities. Due to the increase in the fair value of these investments in 2011, which are primarily denominated in the South Korean won, the effect of a hypothetical 10% strengthening in U.S. dollar to foreign currencies at December 31, 2011 was greater than that effect at December 31, 2010.

The effect of a hypothetical decrease in the market prices of equity exposures was estimated based on a 10% decrease in the equity mutual fund values underlying GMIB reinsured by the Company, in the equity futures contracts used to partially hedge the GMIB equity exposures, and in the value of equity securities held by the Company. See Note 10 to the Consolidated Financial Statements for additional information.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and Euro would have been a decrease of approximately $90 million in the fair value of the futures contracts outstanding under this program as of December 31, 2011. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

As noted above, the Company manages its exposures to market risk by matching investment characteristics to its obligations.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s businesses, including on:

•

risks and exposures associated with GMDB (see Note 6 to the Consolidated Financial Statements) and GMIB contracts (see Note 10 to the Consolidated Financial Statements); and

•

pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

CIGNA CORPORATION – 2011 Form 10-K – 91

Back to Contents

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Cigna Corporation and its subsidiaries (the “Company”) and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s strategic initiatives, litigation and other legal matters, operational improvement initiatives in the health care operations, and the outlook for the Company’s full year 2012 and beyond results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.

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

3.

challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost and medical membership results, (v) delivering quality service to members and health care professionals using effective technology solutions and (vi) lowering administrative costs;

4.

the ability to successfully complete the integration of acquired businesses, including the acquired HealthSpring businesses by, among other things, operating Medicare Advantage coordinated care plans and HealthSpring’s prescription drug plan, retaining and growing membership, realizing revenue, expense and other synergies, renewing contracts on competitive terms, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

5.

the ability of the Company to execute its growth plans by successfully leveraging its capabilities and those of the businesses acquired in serving the Seniors segment;

6.

the possibility that the acquired HealthSpring business may be adversely affected by economic, business and/or competitive factors;

7.

risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to health care professionals, government investigations and proceedings, and tax audits and related litigation;

8.

heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;

9.

risks associated with the Company’s mail order pharmacy business that, among other things, include any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

10.

significant changes in interest rates or sustained deterioration in the commercial real estate markets;

11.

downgrades in the financial strength ratings of the Company’s insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business; downgrades in financial strength ratings of reinsurers, that could result in increased statutory reserves or capital requirements of the Company’s insurance subsidiaries;

CIGNA CORPORATION – 2011 Form 10-K – 92

Back to Contents

12.

limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

13.

inability of the hedge programs adopted by the Company to substantially reduce equity market and certain interest rate risks in the run-off reinsurance operations;

14.

adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

15.

adjustments to the assumptions (including interest rates, annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

16.

significant stock market declines, that could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company’s pension plans in future periods as well as the recognition of additional pension obligations;

17.

significant deterioration in economic conditions and significant market volatility, that could have an adverse effect on the Company’s operations, investments, liquidity and access to capital markets;

18.

significant deterioration in economic conditions and significant market volatility, that could have an adverse effect on the businesses of our customers (including the amount and type of health care services provided to their workforce, loss in workforce and our customers’ ability to pay their obligations) and our vendors (including their ability to provide services);

19.

adverse changes in state, federal and international laws and regulations, including health care reform legislation and regulation that could, among other items, affect the way the Company does business, increase costs, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company’s products, services, market segments, technology and processes;

20.

amendments to income tax laws, that could affect the taxation of employer-provided benefits, the taxation of certain insurance products such as corporate-owned life insurance, or the financial decisions of individuals whose variable annuities are covered under reinsurance contracts issued by the Company;

21.

potential public health epidemics, pandemics, natural disasters and bio-terrorist activity, that could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;

22.

risks associated with security or interruption of information systems, that could, among other things, cause operational disruption;

23.

challenges and risks associated with the successful management of the Company’s outsourcing projects or key vendors; and

24.

the unique political, legal, operational, regulatory and other challenges associated with expanding our business globally.

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

CIGNA CORPORATION – 2011 Form 10-K – 93

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

Management assessed the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and the criteria set forth by COSO, it was determined that the Company’s internal controls over financial reporting are effective as of December 31, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in their report located on page 165 in this Form 10-K.

CIGNA CORPORATION – 2011 Form 10-K – 94

Back to Contents

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption “Market Risk” in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION – 2011 Form 10-K – 95

Back to Contents

ITEM 8  Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Income

For the years ended December 31, (In millions, except per share amounts)	2011	2010	2009
Revenues
Premiums and fees	$19,089	$18,393	$16,041
Net investment income	1,146	1,105	1,014
Mail order pharmacy revenues	1,447	1,420	1,282
Other revenues	254	260	120
Realized investment gains (losses)
Other-than-temporary impairments on fixed maturities, net	(26)	(1)	(47)
Other realized investment gains	88	76	4
Total realized investment gains (losses)	62	75	(43)
TOTAL REVENUES	21,998	21,253	18,414
Benefits and Expenses
Health Care medical claims expense	8,182	8,570	6,927
Other benefit expenses	4,308	3,663	3,407
Mail order pharmacy cost of goods sold	1,203	1,169	1,036
GMIB fair value (gain) loss	234	55	(304)
Other operating expenses	6,103	5,926	5,450
TOTAL BENEFITS AND EXPENSES	20,030	19,383	16,516
Income from Continuing Operations before Income Taxes	1,968	1,870	1,898
Income taxes:
Current	398	331	275
Deferred	242	190	319
TOTAL TAXES	640	521	594
Income from Continuing Operations	1,328	1,349	1,304
Income from Discontinued Operations, Net of Taxes	-	-	1
Net Income	1,328	1,349	1,305
Less: Net Income Attributable to Noncontrolling Interest	1	4	3
SHAREHOLDERS’ NET INCOME	$1,327	$1,345	$1,302
Basic Earnings Per Share:
Shareholders’ income from continuing operations	$4.90	$4.93	$4.75
Shareholders’ income from discontinued operations	-	-	-
SHAREHOLDERS’ NET INCOME	$4.90	$4.93	$4.75
Diluted Earnings Per Share:
Shareholders’ income from continuing operations	$4.84	$4.89	$4.73
Shareholders’ income from discontinued operations	-	-	-
SHAREHOLDERS’ NET INCOME	$4.84	$4.89	$4.73
Dividends Declared Per Share	$0.04	$0.04	$0.04
Amounts Attributable to Cigna:
Shareholders’ income from continuing operations	$1,327	$1,345	$1,301
Shareholders’ income from discontinued operations	-	-	1
SHAREHOLDERS’ NET INCOME	$1,327	$1,345	$1,302
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – 2011 Form 10-K – 96

Back to Contents

Cigna Corporation
Consolidated Balance Sheets

As of December 31, (In millions, except per share amounts)	2011	2010
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $14,257; $13,445)	$16,217	$14,709
Equity securities, at fair value (cost, $124; $144)	100	127
Commercial mortgage loans	3,301	3,486
Policy loans	1,502	1,581
Real estate	87	112
Other long-term investments	1,058	759
Short-term investments	225	174
Total investments	22,490	20,948
Cash and cash equivalents	4,690	1,605
Accrued investment income	252	235
Premiums, accounts and notes receivable, net	1,358	1,318
Reinsurance recoverables	6,256	6,495
Deferred policy acquisition costs	1,312	1,122
Property and equipment	1,024	912
Deferred income taxes, net	632	782
Goodwill	3,164	3,119
Other assets, including other intangibles	1,776	1,238
Separate account assets	8,093	7,908
TOTAL ASSETS	$51,047	$45,682
LIABILITIES
Contractholder deposit funds	$8,553	$8,509
Future policy benefits	8,593	8,147
Unpaid claims and claim expenses	4,146	4,017
Health Care medical claims payable	1,095	1,246
Unearned premiums and fees	502	416
Total insurance and contractholder liabilities	22,889	22,335
Accounts payable, accrued expenses and other liabilities	6,627	5,936
Short-term debt	104	552
Long-term debt	4,990	2,288
Separate account liabilities	8,093	7,908
TOTAL LIABILITIES	42,703	39,019
Contingencies — Note 23
SHAREHOLDERS’ EQUITY
Common stock (par value per share, $0.25; shares issued, 366; 351; authorized, 600)	92	88
Additional paid-in capital	3,188	2,534
Net unrealized appreciation, fixed maturities	739	529
Net unrealized appreciation, equity securities	1	3
Net unrealized depreciation, derivatives	(23)	(24)
Net translation of foreign currencies	(3)	25
Postretirement benefits liability adjustment	(1,507)	(1,147)
Accumulated other comprehensive loss	(793)	(614)
Retained earnings	11,143	9,879
Less: treasury stock, at cost	(5,286)	(5,242)
TOTAL SHAREHOLDERS’ EQUITY	8,344	6,645
Noncontrolling interest	-	18
TOTAL EQUITY	8,344	6,663
Total liabilities and equity	$51,047	$45,682
SHAREHOLDERS’ EQUITY PER SHARE	$29.22	$24.44
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – 2011 Form 10-K – 97

Back to Contents

Cigna Corporation
Consolidated Statements of Comprehensive Income and Changes in Total Equity

For the years ended December 31, (In millions, except per share amounts)	2011		2010		2009
	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity	Comprehensive Income	Total Equity
Common Stock, beginning of year		$88		$88		$88
Issuance of common stock		4		-		-
Common Stock, end of year		92		88		88
Additional Paid-In Capital, beginning of year		2,534		2,514		2,502
Effect of issuance of stock for employee benefit plans		27		20		12
Effects of acquisition of noncontrolling interest		2		-		-
Issuance of common stock		625		-		-
Additional Paid-In Capital, end of year		3,188		2,534		2,514
Accumulated Other Comprehensive Loss, beginning of year		(614)		(618)		(1,074)
Implementation effect of updated guidance on other-than-temporary impairments (see Note 2)		-		-		(18)
Net unrealized appreciation, fixed maturities	$210	210	$151	151	$543	543
Net unrealized depreciation, equity securities	(2)	(2)	(1)	(1)	(3)	(3)
Net unrealized appreciation on securities	208		150		540
Net unrealized appreciation (depreciation), derivatives	1	1	6	6	(17)	(17)
Net translation of foreign currencies	(28)	(28)	37	37	48	48
Postretirement benefits liability adjustment	(360)	(360)	(189)	(189)	(97)	(97)
Other comprehensive income (loss)	(179)		4		474
Accumulated Other Comprehensive Loss, end of year		(793)		(614)		(618)
Retained Earnings, beginning of year		9,879		8,625		7,374
Implementation effect of updated guidance on other-than-temporary impairments (see Note 2)		-		-		18
Shareholders’ net income	1,327	1,327	1,345	1,345	1,302	1,302
Effect of issuance of stock for employee benefit plans		(53)		(80)		(58)
Common dividends declared (per share: $0.04; $0.04; $0.04)		(10)		(11)		(11)
Retained Earnings, end of year		11,143		9,879		8,625
Treasury Stock, beginning of year		(5,242)		(5,192)		(5,298)
Repurchase of common stock		(225)		(201)		-
Other, primarily issuance of treasury stock for employee benefit plans		181		151		106
Treasury Stock, end of year		(5,286)		(5,242)		(5,192)
Shareholders’ Comprehensive Income (Loss) and Shareholders’ Equity	1,148	8,344	1,349	6,645	1,776	5,417
Noncontrolling interest, beginning of year		18		12		6
Net income attributable to noncontrolling interest	1	1	4	4	3	3
Accumulated other comprehensive income attributable to noncontrolling interest	-	-	2	2	3	3
Acquisition of noncontrolling interest		(19)
Noncontrolling interest, end of year	1	-	6	18	6	12
TOTAL COMPREHENSIVE INCOME AND TOTAL EQUITY	$1,149	$8,344	$1,355	$6,663	$1,782	$5,429
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – 2011 Form 10-K – 98

Back to Contents

Cigna Corporation
Consolidated Statements of Cash Flows

For the years ended December 31, (In millions)	2011	2010	2009
Cash Flows from Operating Activities
Net income	$1,328	$1,349	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345	292	268
Realized investment (gains) losses	(62)	(75)	43
Deferred income taxes	242	190	319
Gains on sales of businesses (excluding discontinued operations)	(25)	(13)	(32)
(Income) from discontinued operations	-	-	(1)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(50)	62	49
Reinsurance recoverables	19	37	30
Deferred policy acquisition costs	(211)	(156)	(109)
Other assets	(317)	(3)	452
Insurance liabilities	154	325	(357)
Accounts payable, accrued expenses and other liabilities	344	(272)	(1,321)
Current income taxes	(246)	2	55
Other, net	(30)	5	44
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,491	1,743	745
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	830	822	927
Equity securities	46	4	22
Commercial mortgage loans	253	63	61
Other (primarily short-term and other long-term investments)	1,915	1,102	910
Investment maturities and repayments:
Fixed maturities	1,265	1,084	1,100
Commercial mortgage loans	385	70	94
Investments purchased:
Fixed maturities	(2,877)	(2,587)	(2,916)
Equity securities	(20)	(12)	(14)
Commercial mortgage loans	(487)	(239)	(175)
Other (primarily short-term and other long-term investments)	(2,056)	(810)	(1,187)
Property and equipment purchases	(422)	(300)	(307)
Acquisitions and dispositions, net of cash acquired	(102)	(539)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,270)	(1,342)	(1,485)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,323	1,295	1,312
Withdrawals and benefit payments from contractholder deposit funds	(1,178)	(1,205)	(1,223)
Change in cash overdraft position	(1)	59	53
Repayment of debt	(451)	(270)	(200)
Net proceeds on issuance of long-term debt	2,676	543	346
Repurchase of common stock	(225)	(201)	-
Issuance of common stock	734	64	30
Common dividends paid	(11)	(11)	(11)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,867	274	307
Effect of foreign currency rate changes on cash and cash equivalents	(3)	6	15
Net increase (decrease) in cash and cash equivalents	3,085	681	(418)
Cash and cash equivalents, beginning of year	1,605	924	1,342
Cash and cash equivalents, end of year	$4,690	$1,605	$924
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$633	$326	$220
Interest paid	$185	$180	$158
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – 2011 Form 10-K – 99

Back to Contents

Notes to the Consolidated Financial Statements

NOTE 1    Description of Business

Cigna Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (“Form 10-K”). As used in this document, “Cigna” and the “Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.

The Company is a global health services organization with insurance subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and, in selected international markets, Cigna offers supplemental health, life and accident insurance products and international health care coverage and services to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

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

In preparing these Consolidated Financial Statements, the Company has evaluated events that occurred between the balance sheet date and February 23, 2012 and determined that, with the exception of the January 31, 2012 acquisition of HealthSpring, Inc., that is disclosed in Note 3, there were no other items to disclose.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. In addition, certain amounts have been restated as a result of the adoption of new accounting pronouncements.

Variable interest entities

As of December 31, 2011 and 2010 the Company determined it was not a primary beneficiary in any variable interest entities.

B.  Changes in Accounting Pronouncements

Deferred acquisition costs

In October 2010, the Financial Accounting Standards Board (“FASB”) amended guidance (ASU 2010-26) for the accounting of costs to acquire or renew insurance contracts to require costs such as certain sales compensation or telemarketing costs that are related to unsuccessful efforts to acquire or retain business and any indirect costs to be expensed as incurred. This new guidance must be implemented on January 1, 2012 and any changes to the Company’s Consolidated Financial Statements may be recognized prospectively for acquisition costs incurred beginning in 2012 or through retrospective adjustment of comparative prior periods.

The Company expects to implement the new requirements on January 1, 2012 through retrospective adjustment of prior periods. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment. Because the new requirements further restrict the types of costs that are deferrable, more of the Company’s acquisition costs will be expensed as incurred. The Company expects the cumulative effect of implementing this new guidance to decrease shareholders’ equity as of January 1, 2011 by a range of $250 million to $300 million. In addition, as certain acquisition costs will no longer be eligible for deferral under the new guidance, the Company expects that full-year 2011 shareholders’ net income on a retrospectively adjusted basis will decrease by approximately $70 million primarily in its International segment. The Company expects the effect of the new guidance on shareholders’ net income in 2012 to be generally comparable to that estimated for 2011. Implementation of this new guidance will have no impact on the underlying economic value, revenues or cash flows of the Company’s businesses, nor will it impact the Company’s liquidity or the statutory surplus of its insurance subsidiaries.

CIGNA CORPORATION – 2011 Form 10-K – 100

Back to Contents

Troubled debt restructurings

Effective July 1, 2011, the Company adopted the FASB’s updated guidance (ASU 2011-02) to clarify for lenders that a troubled debt restructuring occurs when a debt modification is a concession to the borrower and the borrower is experiencing financial difficulties. This guidance was required to be applied retrospectively for restructurings occurring on or after January 1, 2011. The amendment also required new disclosures to be provided beginning in the third quarter of 2011 addressing certain troubled debt restructurings. Adoption of the new guidance did not have a material effect to the Company’s results of operations or financial condition. See Note 11 for additional information related to commercial mortgage loans.

Fair value measurements

In May 2011, the FASB amended guidance (ASU 2011-04) to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. The amendments are effective January 1, 2012 and are to be applied prospectively. The Company expects no material effects at implementation.

The Company adopted the FASB’s updated guidance on fair value measurements (ASU 2010-06) in the first quarter of 2010, which requires separate disclosures of significant transfers between levels in the fair value hierarchy. See Note 10 for additional information.

Amendments to the FASB’s fair value guidance in 2009 had no effect on the Company’s Consolidated Financial Statements. See Note 10 for additional information.

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

The cumulative effect of adoption increased the Company’s retained earnings in 2009 with an offsetting decrease to accumulated other comprehensive income of $18 million, with no overall change to shareholders’ equity. See Note 11 (A) for information on the Company’s other-than-temporary impairments including additional required disclosures.

C.  Investments

The Company’s accounting policies for investment assets are discussed below:

Fixed maturities and equity securities

Fixed maturities primarily include bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. Equity securities include common stocks and preferred stocks that are non-redeemable or redeemable only at the option of the issuer. These investments are primarily classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders’ equity. Beginning April 1, 2009, for fixed maturities with declines in fair value below amortized cost, the Company assesses its intent to sell or whether it is more likely than not to be required to sell such fixed maturities before their fair values recover. If so, an impairment loss is recognized in net income for the excess of their amortized cost over fair value. In addition, when the Company determines it does not expect to recover the amortized cost basis of fixed maturities with declines in fair value (even if it does not intend to sell or will not be required to sell these fixed maturities), the credit portion of the impairment loss is recognized in net income and the non-credit portion, if any, is recognized in a separate component of shareholders’ equity. The credit portion is the difference between the amortized cost basis of the fixed maturity and the net present value of its projected future cash flows. Projected future cash flows are based on qualitative and quantitative factors, including probability of default, and the estimated timing and amount of recovery. For mortgage and asset-backed securities, estimated future cash flows are based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value. Equity securities and, prior to April 1, 2009, fixed maturities were considered impaired, and their cost basis was written down to fair value through earnings, when management did not expect to recover the amortized cost, or if the Company could not demonstrate its intent or ability to hold the investment until full recovery. Fixed maturities and equity securities also include trading and certain hybrid securities that are carried at fair value with changes in fair value reported in realized investment gains and losses. The Company has irrevocably elected the fair value option for these securities to simplify accounting and mitigate volatility in results of operations and financial condition. Hybrid securities include certain preferred stock and debt securities with call or conversion options.

CIGNA CORPORATION – 2011 Form 10-K – 101

Back to Contents

Commercial mortgage loans

Mortgage loans held by the Company are made exclusively to commercial borrowers. Generally, commercial mortgage loans are carried at unpaid principal balances and are issued at a fixed rate of interest. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. The Company monitors credit risk and assesses the impairment of loans individually and on a consistent basis for all loans in the portfolio. Impaired loans are carried at the lower of unpaid principal or fair value of the underlying real estate. Valuation reserves reflect any changes in fair value. The Company estimates the fair value of the underlying real estate using internal valuations generally based on discounted cash flow analyses. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements, however, the Company expects to recover their remaining carrying value primarily because it is less than the fair value of the underlying real estate.

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

At the time of foreclosure, properties are reclassified from commercial mortgage loans to real estate or other long-term investments depending on the ownership of the underlying assets. The Company rehabilitates, re-leases and sells foreclosed properties. This process usually takes from three to five years unless management considers a near-term sale preferable. When foreclosed real estate is recapitalized through a joint venture including a contribution of new equity from a third-party investor, the asset is accounted for as an investment in good standing reported in other long-term investments.

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

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company’s accounting policies for these derivative financial instruments.

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

CIGNA CORPORATION – 2011 Form 10-K – 102

Back to Contents

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

•

On early termination, the fair value of derivatives that qualified for hedge accounting are reported in shareholders’ net income.

Net investment income

When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company stops recognizing interest income when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured. Net investment income on these investments is only recognized when interest payments are actually received. Interest and dividends on trading and hybrid securities and prepayment penalties on mortgage loans are included in net investment income when they are earned.

Investment gains and losses

Realized investment gains and losses result from sales, investment asset write-downs, changes in the fair values of trading and hybrid securities and certain derivatives, changes in valuation reserves and prepayment penalties on fixed maturities, based on specifically identified assets. Realized investment gains and losses on the disposition of certain directly owned real estate investments are eliminated from ongoing operations and reported in discontinued operations when the operations and cash flows of the underlying assets are clearly distinguishable and the Company has no significant continuing involvement in their operations.

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

E.  Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable are reported net of an allowance for doubtful accounts of $45 million as of December 31, 2011 and $49 million as of December 31, 2010. Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of an allowance for unrecoverable reinsurance of $5 million as of December 31, 2011 and $10 million as of December 31, 2010. The Company estimates these allowances for doubtful accounts for premiums, accounts and notes receivable, as well as for reinsurance recoverables, using management’s best estimate of collectibility, taking into consideration the aging of these amounts, historical collection patterns and other economic factors.

CIGNA CORPORATION – 2011 Form 10-K – 103

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

For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management’s estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $334 million in 2011, $312 million in 2010 and $299 million in 2009 in other operating expenses. There are no deferred policy acquisition costs attributable to the sold individual life insurance and annuity and retirement businesses or the run-off reinsurance and settlement annuity operations. The accounting for acquisition costs will change in 2012. See Recent Accounting Pronouncements for additional information.

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

The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased software, one to five years; internally developed software, three to seven years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. If the Company determines the carrying value of a long-lived asset is not recoverable, an impairment charge is recorded. See Note 8 for additional information.

H.  Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. Goodwill primarily relates to the Health Care segment ($2.9 billion) and, to a lesser extent, the International segment ($290 million). The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level, based on discounted cash flow analyses and writes it down through results of operations if impaired. Consistent with prior years, the Company’s evaluations of goodwill associated with the Health Care and International segments used the best information available at the time, including reasonable assumptions and projections consistent with those used in its annual planning process. The discounted cash flow analyses used a range of discount rates that correspond with the Company’s, or, in the case of International, the reporting unit’s weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the segment or reporting unit. The resulting discounted cash flow analysis indicated an estimated fair value for the Health Care segment and International’s reporting unit exceeding their carrying values, including goodwill and other intangibles. Finally, the Company determined that no events or circumstances occurred subsequent to the annual evaluation of goodwill that would more likely than not reduce the fair value of the Health Care segment or International’s reporting unit below their carrying values. See Note 8 for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 104

Back to Contents

I.  Other Assets, including Other Intangibles

Other assets consist of various insurance-related assets and the gain position of certain derivatives, primarily GMIB assets. The Company’s other intangible assets include purchased customer and producer relationships, provider networks, and trademarks. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 1 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Note 8 for additional information.

J.  Separate Account Assets and Liabilities

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company’s other businesses. These separate account assets are carried at fair value with equal amounts for related separate account liabilities. The investment income, gains and losses of these accounts generally accrue to the contractholders and, together with their deposits and withdrawals, are excluded from the Company’s Consolidated Statements of Income and Cash Flows. Fees earned for asset management services are reported in premiums and fees.

K.  Contractholder Deposit Funds

Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. In addition, this caption includes premium stabilization reserves that are insurance experience refunds for group contracts that are left with the Company to pay future premiums, deposit administration funds that are used to fund nonpension retiree insurance programs, retained asset accounts and annuities or supplementary contracts without significant life contingencies. Interest credited on these funds is accrued ratably over the contract period.

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

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation. Mortality, morbidity, and surrender assumptions are based on either the Company’s own experience or actuarial tables. Interest rate assumptions are based on management’s judgment considering the Company’s experience and future expectations, and range from 1% to 10%. Obligations for the run-off settlement annuity business include adjustments for investment returns consistent with requirements of GAAP when a premium deficiency exists.

Certain reinsurance contracts contain GMDB under variable annuities issued by other insurance companies. These obligations represent the guaranteed death benefit in excess of the contractholder’s account values (based on underlying equity and bond mutual fund investments). These obligations are estimated based on assumptions regarding lapse, partial surrenders, mortality, interest rates (mean investment performance and discount rate), market volatility as well as investment returns and premiums, consistent with the requirements of GAAP when a premium deficiency exists. Lapse, partial surrenders, mortality, interest rates and volatility are based on management’s judgment considering the Company’s experience and future expectations. The results of futures and swap contracts used in the GMDB equity and growth interest rate hedge programs are reflected in the liability calculation as a component of investment returns. See also Note 6 for additional information.

M.  Unpaid Claims and Claims Expenses

Liabilities for unpaid claims and claim expenses are estimates of payments to be made under insurance coverages (primarily long-term disability, workers’ compensation and life and health) for reported claims and for losses incurred but not yet reported.

CIGNA CORPORATION – 2011 Form 10-K – 105

Back to Contents

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

The Company’s estimate of the liability for disability claims reported but not yet paid is primarily calculated as the present value of expected benefit payments to be made over the estimated time period that a policyholder remains disabled. The Company estimates the expected time period that a policyholder may be disabled by analyzing the rate at which an open claim is expected to close (claim resolution rate). Claim resolution rates may vary based upon the length of time a policyholder is disabled, the covered benefit period, cause of disability, benefit design and the policyholder’s age, gender and income level. The Company uses historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. The reserve for the gross monthly disability benefits due to a policyholder is reduced (offset) by the income that the policyholder receives under other benefit programs, such as Social Security Disability Income, workers’ compensation, statutory disability or other group disability benefit plans. For awards of such offsets that have not been finalized, the Company estimates the probability and amount of the offset based on the Company’s experience over the past three to five years.

The Company discounts certain claim liabilities related to group long-term disability and workers’ compensation because benefit payments may be made over extended periods. Discount rate assumptions are based on projected investment returns for the asset portfolios that support these liabilities and range from 3.80% to 6.25%. When estimates change, the Company records the adjustment in benefits and expenses in the period in which the change in estimate is identified. Discounted liabilities associated with the long-term disability and certain workers’ compensation businesses were $3.2 billion at December 31, 2011 and $3.1 billion at December 31, 2010.

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

CIGNA CORPORATION – 2011 Form 10-K – 106

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

P.  Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist principally of liabilities for pension, other postretirement and postemployment benefits (see Note 9), self-insured exposures, management compensation and various insurance-related items, including experience rated refunds, the minimum medical loss ratio rebate accrual under Health Care Reform, amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate. Accounts payable, accrued expenses and other liabilities also include certain overdraft positions and the loss position of certain derivatives, primarily for GMIB contracts (see Note 12). Legal costs to defend the Company’s litigation and arbitration matters are expensed when incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. In cases that the Company can reasonably estimate the cost to defend, these costs are recognized when the claim is reported.

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

R.  Premiums and Fees, Revenues and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred. Premiums and fees include revenue from experience-rated contracts that is based on the estimated ultimate claim, and in some cases, administrative cost experience of the contract. For these contracts, premium revenue includes an adjustment for experience-rated refunds which is calculated according to contract terms and using the customer’s experience (including estimates of incurred but not reported claims). Beginning in 2011, premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the minimum medical loss ratio provisions of Health Care Reform.

Premiums for individual life, accident and health insurance and annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.

Premiums and fees received for the Company’s Medicare Advantage Plans and Medicare Part D products from customers and the Centers for Medicare and Medicaid Services (CMS) are recognized as revenue ratably over the contract period. CMS provides risk adjusted premium payments for the Medicare Advantage Plans and Medicare Part D products, based on the demographics and health severity of enrollees. The Company recognizes periodic changes to risk adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D includes payments from CMS for risk sharing adjustments. The risk sharing adjustments, that are estimated quarterly based on claim experience, compare actual incurred drug benefit costs to estimated costs submitted in original contracts and may result in more or less revenue from CMS. Final revenue adjustments are determined through an annual settlement with CMS that occurs after the contract year.

CIGNA CORPORATION – 2011 Form 10-K – 107

Back to Contents

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

S.  Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods primarily based on the estimated fair value at the grant date. Compensation expense is recorded for stock options over their vesting period based on fair value at the grant date which is calculated using an option-pricing model. Compensation expense is recorded for restricted stock grants and units over their vesting periods based on fair value, which is equal to the market price of the Company’s common stock on the date of grant. Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date).

T.  Participating Business

The Company’s participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company’s life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company’s total life insurance in force at the end of 2011, 2010 and 2009.

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

CIGNA CORPORATION – 2011 Form 10-K – 108

Back to Contents

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

V.  Earnings Per Share

The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and unvested restricted stock granted after 2009 using the treasury stock method and the effect of strategic performance shares.

NOTE 3    Acquisitions and Dispositions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

A.  Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing an estimated cost of approximately $3.8 billion. HealthSpring provides Medicare Advantage coverage in 11 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business. The Company funded the acquisition with internal cash resources, including cash generated from the issuance of commercial paper in 2012, as well as $2.1 billion of additional debt and $650 million of new equity issued during the fourth quarter of 2011 ($629 million net of underwriting discount and fees).

B.  Acquisition of FirstAssist

In November 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million, using available cash on hand. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change when appraisals are finalized and as additional information becomes available over the next several months. Accordingly, approximately $58 million was allocated to intangible assets, while $56 million has been allocated to goodwill and is reported in the International segment.

The results of FirstAssist are included in the Company’s Consolidated Financial Statements from the date of acquisition. The pro forma effect on total revenues and net income assuming the acquisition had occurred as of January 1, 2010 were not material to the Company’s total revenues and shareholders’ net income for the years ended December 31, 2011 and 2010.

C.  Reinsurance of Run-off Workers’ Compensation and Personal Accident Business

On December 31, 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring administration of this business to the reinsurer. Under the reinsurance agreement, Cigna is indemnified for liabilities with respect to its workers’ compensation and personal accident reinsurance business to the extent that these liabilities do not exceed 190% of the December 31, 2010 net reserves. The Company believes that the risk of loss beyond this maximum aggregate is remote. The reinsurance arrangement is secured by assets held in trust. Cash consideration paid to the reinsurer was $190 million. The net effect of this transaction was an after-tax loss of $20 million ($31 million pre-tax), primarily reported in other operating expenses in the Run-off Reinsurance segment.

D.  Sale of Workers’ Compensation and Case Management Business

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

CIGNA CORPORATION – 2011 Form 10-K – 109

Back to Contents

E. Acquisition of Vanbreda International

On August 31, 2010, the Company acquired 100% of the voting stock of Vanbreda International NV (Vanbreda International), based in Antwerp, Belgium for a cash purchase price of $412 million. Vanbreda International specializes in providing worldwide medical insurance and employee benefits to intergovernmental and non-governmental organizations, including international humanitarian operations, as well as corporate clients. Vanbreda International’s market leadership in the intergovernmental segment complements the Company’s position in providing global health benefits primarily to multinational companies and organizations and their globally mobile employees in North America, Europe, the Middle East and Asia.

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

Goodwill was allocated to the International segment. For foreign tax purposes, the acquisition of Vanbreda International was treated as a stock purchase. Accordingly, goodwill and other intangible assets will not be amortized for foreign tax purposes but may reduce the taxability of earnings repatriated to the U.S. by Vanbreda International.

The results of Vanbreda International are included in the Company’s Consolidated Financial Statements from the date of acquisition. The pro forma effect on total revenues and net income assuming the acquisition had occurred as of January 1, 2009 was not material to the Company’s total revenues and shareholders’ net income for the years ended December 31, 2010 or 2009.

CIGNA CORPORATION – 2011 Form 10-K – 110

Back to Contents

NOTE 4    Earnings Per Share

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
2011
Shareholders’ income from continuing operations	$1,327	$-	$1,327
Shares (in thousands):
Weighted average	270,691	-	270,691
Common stock equivalents		3,558	3,558
Total shares	270,691	3,558	274,249
EPS	$4.90	$(0.06)	$4.84
2010
Shareholders’ income from continuing operations	$1,345	$-	$1,345
Shares (in thousands):
Weighted average	272,866	-	272,866
Common stock equivalents		2,421	2,421
Total shares	272,866	2,421	275,287
EPS	$4.93	$(0.04)	$4.89
2009
Shareholders’ income from continuing operations	$1,301	$-	$1,301
Shares (in thousands):
Weighted average	274,058	-	274,058
Common stock equivalents		1,299	1,299
Total shares	274,058	1,299	275,357
EPS	$4.75	$(0.02)	$4.73

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	2011	2010	2009
Antidilutive options	3.7	6.3	8.8

CIGNA CORPORATION – 2011 Form 10-K – 111

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

(In millions)	2011	2010
Incurred but not yet reported	$952	$1,067
Reported claims in process	129	164
Other medical expense payable	14	15
MEDICAL CLAIMS PAYABLE	$1,095	$1,246

Activity in medical claims payable was as follows:

(In millions)	2011	2010	2009
Balance at January 1,	$1,246	$921	$924
Less: Reinsurance and other amounts recoverable	236	206	211
Balance at January 1, net	1,010	715	713
Incurred claims related to:
Current year	8,308	8,663	6,970
Prior years	(126)	(93)	(43)
Total incurred	8,182	8,570	6,927
Paid claims related to:
Current year	7,450	7,682	6,278
Prior years	841	593	647
Total paid	8,291	8,275	6,925
Balance at December 31, net	901	1,010	715
Add: Reinsurance and other amounts recoverable	194	236	206
Balance at December 31,	$1,095	$1,246	$921

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 7 for additional information on reinsurance. For the year ended December 31, 2011, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $126 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction in medical claims payable of $87 million, or 1.0% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $39 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

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

CIGNA CORPORATION – 2011 Form 10-K – 112

Back to Contents

The corresponding impact of prior year development on shareholders’ net income was $53 million for the year ended December 31, 2011 compared with $26 million for the year ended December 31, 2010. The favorable effects of prior year development on net income in 2011 and 2010 primarily reflect low medical services utilization trend. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

CIGNA CORPORATION – 2011 Form 10-K – 113

Back to Contents

NOTE 6    Guaranteed Minimum Death Benefit Contracts

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

See Note 12 for further information on the Company’s dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

The Company had future policy benefit reserves for GMDB contracts of $1.2 billion as of December 31, 2011, and $1.1 billion as of December 31, 2010. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using an internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. Lapse refers to the full surrender of an annuity prior to a contractholder’s death. Future partial surrender refers to the fact that most contractholders have the ability to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal. Mean investment performance for underlying equity mutual funds refers to market rates expected to be earned on the hedging instruments over the life of the GMDB equity hedge program, and for underlying fixed income mutual funds refers to the expected market return over the life of the contracts. Market volatility refers to market fluctuation. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions (including lapse, future partial surrenders, claim mortality, interest rates and volatility) used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

The following provides information about the Company’s reserving methodology and assumptions for GMDB as of December 31, 2011:

•

The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders’ accounts (based on underlying equity and bond mutual fund investments).

•

The reserves include an estimate for partial surrenders that essentially lock in the death benefit for a particular policy based on annual election rates that vary from 0% to 15% depending on the net amount at risk for each policy and whether surrender charges apply.

•

The assumed mean investment performance (“growth interest rate”) for the underlying equity mutual funds for the portion of the liability that is covered by the Company’s growth interest rate hedge program is based on the market-observable LIBOR swap curve. The assumed mean investment performance for the remainder of the underlying equity mutual funds considers the Company’s GMDB equity hedge program using futures contracts, and is based on the Company’s view that short-term interest rates will average 4.75% over future periods, but considers that current short-term rates are less than 4.75%. The mean investment performance assumption for the underlying fixed income mutual funds (bonds and money market) is 5% based on a review of historical returns. The investment performance for underlying equity and fixed income mutual funds is reduced by fund fees ranging from 1% to 3% across all funds.

•

The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 16% to 25%, varying by equity fund type; 4% to 10%, varying by bond fund type; and 2% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.

CIGNA CORPORATION – 2011 Form 10-K – 114

Back to Contents

•

The discount rate is 5.75%, which is determined based on the underlying and projected yield of the portfolio of assets supporting the GMDB liability.

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

During 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefit expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by:

•

adverse impacts of $34 million ($22 million after-tax) due to volatile equity market conditions. Volatility risk is not covered by the hedging programs. Also, the equity market volatility reduced the effectiveness of the hedging program for equity market exposures, in part because the market does not offer futures contracts that exactly match the diverse mix of equity fund investments held by contractholders.

•

adverse interest rate impacts of $23 million ($15 million after-tax) reflecting management’s consideration of the anticipated impact of continuing low current short-term interest rates. This evaluation also led management to lower the mean investment performance assumption for equity funds from 5% to 4.75% for those funds not subject to the growth interest rate hedge program.

•

adverse impacts of overall market declines in the third quarter of $13 million ($8 million after-tax), that include an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments such as bond funds, neither of which are included in the hedge programs.

During 2010, the Company performed its periodic review of assumptions resulting in a charge of $52 million pre-tax ($34 million after-tax) to strengthen GMDB reserves. During 2010 current short-term interest rates had declined from the level anticipated at December 31, 2009, leading the Company to increase reserves. This interest rate risk was not even partially hedged at that time. The Company also updated the lapse assumption for policies that have already taken or may take a significant partial withdrawal, which had a lesser reserve impact.

During 2009, the Company reported a charge of $73 million pre-tax ($47 million after-tax) to strengthen GMDB reserves. The reserve strengthening primarily reflected an increase in the provision for future partial surrenders due to market declines, adverse volatility-related impacts due to turbulent equity market conditions, and interest rate impacts.

Activity in future policy benefit reserves for these GMDB contracts was as follows:

(In millions)	2011	2010	2009
Balance at January 1,	$1,138	$1,285	$1,609
Add: Unpaid claims	37	36	34
Less: Reinsurance and other amounts recoverable	51	53	83
Balance at January 1, net	1,124	1,268	1,560
Add: Incurred benefits	138	(20)	(122)
Less: Paid benefits	105	124	170
Ending balance, net	1,157	1,124	1,268
Less: Unpaid claims	40	37	36
Add: Reinsurance and other amounts recoverable	53	51	53
Balance at December 31,	$1,170	$1,138	$1,285

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the (favorable) or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. Losses or gains have been recorded in other revenues as a result of the GMDB equity and growth interest rate hedge programs to reduce equity market and certain interest rate exposures.

CIGNA CORPORATION – 2011 Form 10-K – 115

Back to Contents

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

(Dollars in millions)	2011	2010
Highest anniversary annuity value
Account value	$10,801	$13,336
Net amount at risk	$4,487	$4,372
Average attained age of contractholders (weighted by exposure)	71	70
Anniversary value reset
Account value	$1,184	$1,396
Net amount at risk	$56	$52
Average attained age of contractholders (weighted by exposure)	63	63
Other
Account value	$1,768	$1,864
Net amount at risk	$834	$755
Average attained age of contractholders (weighted by exposure)	70	69
Total
Account value	$13,753	$16,596
Net amount at risk	$5,377	$5,179
Average attained age of contractholders (weighted by exposure)	71	70
Number of contractholders (approx.)	480,000	530,000

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 10 for further information.

CIGNA CORPORATION – 2011 Form 10-K – 116

Back to Contents

NOTE 7    Reinsurance

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

Retirement benefits business

The Company had reinsurance recoverables of $1.6 billion as of December 31, 2011, and $1.7 billion as of December 31, 2010 from Prudential Retirement Insurance and Annuity Company resulting from the 2004 sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, that is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of December 31, 2011, the fair value of trust assets exceeded the reinsurance recoverable.

Individual life and annuity reinsurance

The Company had reinsurance recoverables of $4.2 billion as of December 31, 2011 and $4.3 billion as of December 31, 2010 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating or they will be required to fully secure the outstanding recoverable balance. As of December 31, 2011, both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations

The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the corporate-owned life insurance business. Reinsurance recoverables of $277 million as of December 31, 2011 are expected to be collected from more than 70 reinsurers. The highest balance that a single reinsurer carried as of December 31, 2011 was $57 million. No other single reinsurer’s balance amounted to more than 12% of the total recoverable for ongoing operations.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2011, the Company’s recoverables related to these segments were net of a reserve of $4 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment

The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business. The Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts. In December 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers’ compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers. See Note 3 for further details regarding this arrangement.

Liabilities related to GMDB, workers’ compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in Accounts payable, accrued expenses, and other liabilities on the Company’s Consolidated Balance Sheets (see Notes 10 and 23 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $252 million as of December 31, 2011. Of this amount, approximately 93% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2011, the Company’s recoverables related to this segment were net of a reserve of $1 million.

The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on the ceding companies’ claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and contractholder behavior. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore, the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.

CIGNA CORPORATION – 2011 Form 10-K – 117

Back to Contents

Summary

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of December 31, 2011, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

In the Company’s Consolidated Income Statements, Premiums and fees were presented net of ceded premiums, and Total benefits and expenses were presented net of reinsurance recoveries, in the following amounts:

(In millions)	2011	2010	2009
Premiums and Fees
Short-duration contracts:
Direct	$17,423	$16,611	$13,886
Assumed	158	496	1,076
Ceded	(185)	(187)	(192)
	17,396	16,920	14,770
Long-duration contracts:
Direct	1,919	1,687	1,499
Assumed	36	36	33
Ceded:
Individual life insurance and annuity business sold	(203)	(195)	(209)
Other	(59)	(55)	(52)
	1,693	1,473	1,271
TOTAL	$19,089	$18,393	$16,041
Reinsurance recoveries
Individual life insurance and annuity business sold	$310	$321	$322
Other	213	156	178
TOTAL	$523	$477	$500

The decrease in assumed premiums in 2011 as compared to 2010 primarily reflects the effect of the Company’s exit from a large, low-margin assumed government life insurance program. The decrease in assumed premiums in 2010 as compared to 2009 primarily reflects the effect of the Company’s exit from two large, non-strategic assumed government life insurance programs as well as the transfer of policies assumed in the acquisition of Great-West Healthcare directly to one of the Company’s insurance subsidiaries in 2010. The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the table above.

NOTE 8    Goodwill, Other Intangibles, and Property and Equipment

Goodwill primarily relates to the Health Care segment ($2.9 billion) and, to a lesser extent, the International segment ($290 million) and increased by $45 million during 2011 primarily as a result of the acquisition of FirstAssist. The fair values of the Company’s Health Care segment and International’s reporting unit are substantially in excess of their carrying values therefore the risk for future impairment is unlikely.

CIGNA CORPORATION – 2011 Form 10-K – 118

Back to Contents

Other intangible assets were comprised of the following at December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Years)
2011
Customer relationships	$583	$313	$270	13
Other	127	27	100	12
Total reported in other assets, including other intangibles	710	340	370
Internal-use software reported in property and equipment	1,600	1,054	546	5
TOTAL OTHER INTANGIBLE ASSETS	$2,310	$1,394	$916
2010
Customer relationships	$587	$277	$310	12
Other	70	22	48	14
Total reported in other assets, including other intangibles	657	299	358
Internal-use software reported in property and equipment	1,379	875	504	5
TOTAL OTHER INTANGIBLE ASSETS	$2,036	$1,174	$862

The increase in intangible assets in 2011 primarily relates to the acquisition of FirstAssist.

Property and equipment was comprised of the following as of December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value
2011
Internal-use software	$1,600	$1,054	$546
Other property and equipment	1,285	807	478
TOTAL PROPERTY AND EQUIPMENT	$2,885	$1,861	$1,024
2010
Internal-use software	$1,379	$875	$504
Other property and equipment	1,190	782	408
TOTAL PROPERTY AND EQUIPMENT	$2,569	$1,657	$912

Depreciation and amortization was comprised of the following for the years ended December 31:

(Dollars in millions)	2011	2010	2009
Internal-use software	$187	$161	$147
Other property and equipment	117	99	91
Depreciation and amortization of property and equipment	304	260	238
Other intangibles	41	32	30
TOTAL DEPRECIATION AND AMORTIZATION	$345	$292	$268

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $231 million in 2012, $186 million in 2013, $139 million in 2014, $83 million in 2015, and $68 million in 2016.

CIGNA CORPORATION – 2011 Form 10-K – 119

Back to Contents

NOTE 9    Pension and Other Postretirement Benefit Plans

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

The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company’s domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

(In millions)	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation, January 1	$4,691	$4,363	$444	$419
Service cost	2	2	2	1
Interest cost	228	240	20	22
Loss from past experience	453	379	16	36
Benefits paid from plan assets	(273)	(258)	(2)	(2)
Benefits paid - other	(34)	(35)	(28)	(32)
Benefit obligation, December 31	5,067	4,691	452	444
Change in plan assets
Fair value of plan assets, January 1	3,163	2,850	23	24
Actual return on plan assets	156	357	1	1
Benefits paid	(273)	(258)	(2)	(2)
Contributions	252	214	-	-
Fair value of plan assets, December 31	3,298	3,163	22	23
Funded Status	$(1,769)	$(1,528)	$(430)	$(421)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

(In millions)	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Unrecognized net gain (loss)	$(2,331)	$(1,805)	$(30)	$(14)
Unrecognized prior service cost	(5)	(5)	35	51
POSTRETIREMENT BENEFITS LIABILITY ADJUSTMENT	$(2,336)	$(1,810)	$5	$37

CIGNA CORPORATION – 2011 Form 10-K – 120

Back to Contents

During 2011, the Company’s postretirement benefits liability adjustment increased by $558 million pre-tax ($360 million after-tax) resulting in a decrease to shareholders’ equity. The increase in the liability was primarily due to a decrease in the discount rate and actual investment returns significantly less than expected in 2011.

Pension benefits

The Company’s pension plans were underfunded by $1.8 billion in 2011 and $1.5 billion in 2010 and had related accumulated benefit obligations of $5.1 billion as of December 31, 2011 and $4.7 billion as of December 31, 2010.

The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2012, the Company expects to make minimum required and voluntary contributions totaling approximately $250 million. Future years’ contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.

Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Service cost	$2	$2	$43
Interest cost	228	240	250
Expected long-term return on plan assets	(267)	(253)	(239)
Amortization of:
Net loss from past experience	38	28	34
Prior service cost	-	-	(4)
Curtailment	-	-	(46)
NET PENSION COST	$1	$17	$38

The Company expects to recognize pre-tax losses of $59 million in 2012 from amortization of past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans of approximately 29 years, as this period is now based on the average expected remaining life of plan participants.

Other postretirement benefits

Unfunded retiree health benefit plans had accumulated benefit obligations of $302 million at December 31, 2011, and $296 million at December 31, 2010. Retiree life insurance plans had accumulated benefit obligations of $150 million as of December 31, 2011 and $148 million as of December 31, 2010.

Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Service cost	$2	$1	$1
Interest cost	20	22	24
Expected long-term return on plan assets	(1)	(1)	(1)
Amortization of:
Net gain from past experience	-	-	(5)
Prior service cost	(16)	(18)	(18)
NET OTHER POSTRETIREMENT BENEFIT COST	$5	$4	$1

The Company expects to recognize in 2012 pre-tax gains of $12 million related to amortization of prior service cost and no pre-tax losses from amortization of past experience. The original amortization period is based on an average remaining service period of active employees associated with the other postretirement benefit plans of approximately 9 years. The weighted average remaining amortization period for prior service cost is approximately 2.5 years.

The estimated rate of future increases in the per capita cost of health care benefits is 8% in 2012, decreasing by 0.5% per year to 5% in 2018 and beyond. This estimate reflects the Company’s current claim experience and management’s estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would have changed 2011 reported amounts as follows:

(In millions)	Increase	Decrease
Effect on total service and interest cost	$1	$(1)
Effect on postretirement benefit obligation	$13	$(11)

CIGNA CORPORATION – 2011 Form 10-K – 121

Back to Contents

Plan assets

The Company’s current target investment allocation percentages (37% equity securities, 30% fixed income, 15% securities partnerships, 10% hedge funds and 8% real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The pension plan asset portfolio has been most heavily weighted towards equity securities, consisting of domestic and international investments, in an effort to earn a higher rate of return on pension plan investments over the long-term payout period of the pension benefit obligations. During 2011, the Company modified its target investment allocations, reducing the target allocation to equity securities and increasing allocations to fixed income and other alternative investments, including hedge funds. The further diversification of the pension plan assets from equity securities into other investments is intended to mitigate the volatility in returns, while also providing adequate liquidity to fund benefit distributions.

As of December 31, 2011, pension plan assets included $3.0 billion invested in the separate accounts of Connecticut General Life Insurance Company (“CGLIC”) and Life Insurance Company of North America, which are subsidiaries of the Company, as well as an additional $0.4 billion invested directly in funds offered by the buyer of the retirement benefits business.

The fair values of plan assets by category and by the fair value hierarchy as defined by GAAP are as follows. See Note 10 for a description of how fair value is determined, including the level within the fair value hierarchy and the procedures the Company uses to validate fair value measurements.

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Fixed maturities:
Federal government and agency	$-	$5	$-	$5
Corporate	-	332	7	339
Mortgage and other asset-backed	-	8	2	10
Fund investments and pooled separate accounts (1)	-	546	3	549
TOTAL FIXED MATURITIES	-	891	12	903
Equity securities:
Domestic	1,153	1	14	1,168
International, including funds and pooled separate accounts (1)	141	137	-	278
TOTAL EQUITY SECURITIES	1,294	138	14	1,446
Real estate and mortgage loans, including pooled separate accounts (1)	-	-	303	303
Securities partnerships	-	-	314	314
Hedge funds	-	-	148	148
Guaranteed deposit account contract	-	-	39	39
Cash equivalents	-	145	-	145
TOTAL PLAN ASSETS AT FAIR VALUE	$1,294	$1,174	$830	$3,298
(1) A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

CIGNA CORPORATION – 2011 Form 10-K – 122

Back to Contents

December 31, 2010 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Fixed maturities:
Federal government and agency	$-	$8	$-	$8
Corporate	-	158	24	182
Mortgage and other asset-backed	-	4	-	4
Fund investments and pooled separate accounts (1)	-	372	2	374
TOTAL FIXED MATURITIES	-	542	26	568
Equity securities:
Domestic	1,445	-	20	1,465
International, including funds and pooled separate accounts (1)	208	218	-	426
TOTAL EQUITY SECURITIES	1,653	218	20	1,891
Real estate and mortgage loans, including pooled separate accounts (1)	-	-	240	240
Securities partnerships	-	-	347	347
Guaranteed deposit account contract	-	-	24	24
Cash equivalents	-	93	-	93
TOTAL PLAN ASSETS AT FAIR VALUE	$1,653	$853	$657	$3,163
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

Plan assets classified in Level 3 include securities partnerships, equity real estate and hedge funds generally valued based on the pension plan’s ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following table summarizes the changes in pension plan assets classified in Level 3 for the years ended December 31, 2011 and December 31, 2010. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total
Balance at January 1, 2011	$46	$240	$347	$-	$24	$657
Actual return on plan assets:
Assets still held at the reporting date	1	44	66	(2)	3	112
Assets sold during the period	18	-	-	-	-	18
TOTAL ACTUAL RETURN ON PLAN ASSETS	19	44	66	(2)	3	130
Purchases, sales, settlements, net	(33)	21	(99)	150	12	51
Transfers into/out of Level 3	(6)	(2)	-	-	-	(8)
Balance at December 31, 2011	$26	$303	$314	$148	$39	$830

CIGNA CORPORATION – 2011 Form 10-K – 123

Back to Contents

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Guaranteed Deposit Account Contract	Total
Balance at January 1, 2010	$167	$160	$257	$29	$613
Actual return on plan assets:
Assets still held at the reporting date	(15)	16	53	2	56
Assets sold during the period	14	-	-	-	14
Total actual return on plan assets	(1)	16	53	2	70
Purchases, sales, settlements, net	(119)	64	37	(7)	(25)
Transfers into/out of Level 3	(1)	-	-	-	(1)
Balance at December 31, 2010	$46	$240	$347	$24	$657

The assets related to other postretirement benefit plans are invested in deposit funds with interest credited based on fixed income investments in the general account of CGLIC. As there are significant unobservable inputs used in determining the fair value of these assets, they are classified as Level 3. During 2011, these assets earned a return of $1 million, offset by a net withdrawal from the fund of $2 million, while during 2010, they earned a return of $1 million, offset by a net withdrawal of $2 million.

Assumptions for pension and other postretirement benefit plans

Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2011	2010
Discount rate:
Pension benefit obligation	4.00%	5.00%
Other postretirement benefit obligation	3.75%	4.75%
Pension benefit cost	5.00%	5.50%
Other postretirement benefit cost	4.75%	5.25%
Expected long-term return on plan assets:
Pension benefit cost	8.00%	8.00%
Other postretirement benefit cost	5.00%	5.00%
Expected rate of compensation increase:
Other postretirement benefit obligation	3.00%	3.00%
Other postretirement benefit cost	3.00%	3.00%

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

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management’s investment strategy, which includes a significant allocation to domestic and foreign equity securities as well as real estate, securities partnerships and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation. Based on the Company’s current outlook, the expected return assumption is considered reasonable. The actual investment allocation at December 31, 2011 is more heavily weighted towards equity securities than targeted. The Company expects the allocation of equity securities to move closer to target during 2012 as additional attractive alternative investments (securities partnerships and hedge funds) can be identified.

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of these pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2011, the market-related asset value was approximately $3.4 billion compared with a market value of approximately $3.3 billion.

CIGNA CORPORATION – 2011 Form 10-K – 124

Back to Contents

Benefit payments

The following benefit payments, including expected future services, are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits
		Gross	Net of Medicare Part D Subsidy
2012	$516	$43	$39
2013	$338	$41	$39
2014	$340	$40	$38
2015	$327	$39	$38
2016	$323	$38	$37
2017-2021	$1,577	$169	$162

B. 401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees’ pre-tax contributions. Another 401(k) plan with an employer match was frozen in 1999. Participants in the active plan may invest in various funds that invest in the Company’s common stock, several diversified stock funds, a bond fund or a fixed-income fund. In conjunction with the action to freeze the domestic defined benefit pension plans, effective January 1, 2010, the Company increased its matching contributions to 401(k) plan participants.

The Company may elect to increase its matching contributions if the Company’s annual performance meets certain targets. A substantial amount of the Company’s matching contributions are invested in the Company’s common stock. The Company’s expense for these plans was $72 million for 2011, $69 million for 2010 and $36 million for 2009.

NOTE 10    Fair Value Measurements

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

CIGNA CORPORATION – 2011 Form 10-K – 125

Back to Contents

The prices the Company uses to value its investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy. The Company performs ongoing analyses of prices used to value invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company’s investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, and assessments of the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review of other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and result in immaterial adjustments to valuations.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2011 and December 31, 2010 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders. In addition, Note 9 contains similar disclosures for the Company’s pension plan assets.

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$217	$738	$3	$958
State and local government	-	2,456	-	2,456
Foreign government	-	1,251	23	1,274
Corporate	-	10,132	381	10,513
Federal agency mortgage-backed	-	9	-	9
Other mortgage-backed	-	79	1	80
Other asset-backed	-	363	564	927
Total fixed maturities (1)	217	15,028	972	16,217
Equity securities	3	67	30	100
Subtotal	220	15,095	1,002	16,317
Short-term investments	-	225	-	225
GMIB assets (2)	-	-	712	712
Other derivative assets (3)	-	45	-	45
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$220	$15,365	$1,714	$17,299
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,333	$1,333
Other derivative liabilities (3)	-	30	-	30
TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$-	$30	$1,333	$1,363

(1) Fixed maturities include $826 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $115 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers which cover 55% of the exposures on these contracts.

(3) Other derivative assets include $10 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $35 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 12 for additional information.

CIGNA CORPORATION – 2011 Form 10-K – 126

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

(3) Other derivative assets include $16 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $3 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflect foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 12 for additional information.

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

CIGNA CORPORATION – 2011 Form 10-K – 127

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of December 31, 2011 or December 31, 2010. The nature and use of these other derivatives are described in Note 12.

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

The Company classifies certain newly-issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.

Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	December 31, 2011	December 31, 2010
Other asset and mortgage-backed securities - valued using pricing models	$565	$514
Corporate and government bonds - valued using pricing models	355	312
Corporate bonds - valued at transaction price	52	73
Equity securities - valued at transaction price	30	34
TOTAL	$1,002	$933

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

CIGNA CORPORATION – 2011 Form 10-K – 128

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

These GMIB assets and liabilities are calculated with a complex internal model using many scenarios to determine the fair value of net amounts estimated to be paid, less the fair value of net future premiums estimated to be received, adjusted for risk and profit charges that the Company anticipates a hypothetical market participant would require to assume this business. Net amounts estimated to be paid represent the excess of the anticipated value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to future annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of December 31, 2011 were as follows:

•

The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.35% at December 31, 2011 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 52% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 16% to 36% for equity funds, 4% to 12% for bond funds, and 1% to 2% for money market funds.

•

The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•

The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 1% to 12% at December 31, 2011, and depends on the time since contract issue and the relative value of the guarantee.

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

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 20 to 160 basis points for the GMIB liability and from 50 to 125 basis points for the GMIB reinsurance asset for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.

CIGNA CORPORATION – 2011 Form 10-K – 129

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2011 and 2010. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in income:
GMIB fair value gain/(loss)	-	270	(504)	(234)
Other	10	-	-	-
Total gains (losses) included in shareholders’ net income	10	270	(504)	(234)
Gains included in other comprehensive income	7	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	41	-	-	-
Purchases, issuances, settlements:
Purchases	129	-	-	-
Sales	(20)	-	-	-
Settlements	(61)	(38)	74	36
Total purchases, sales and settlements	48	(38)	74	36
Transfers into/(out of) Level 3:
Transfers into Level 3	81	-	-	-
Transfers out of Level 3	(118)	-	-	-
Total transfers into/(out of) Level 3	(37)	-	-	-
Balance at December 31, 2011	$1,002	$712	$(1,333)	$(621)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$6	$270	$(504)	$(234)
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – 2011 Form 10-K – 130

Back to Contents

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2010	$845	$482	$(903)	$(421)
Gains (losses) included in income:
GMIB fair value gain/(loss)	-	57	(112)	(55)
Other	27	-	-	-
Total gains (losses) included in shareholders’ net income	27	57	(112)	(55)
Gains included in other comprehensive income	10	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	34	-	-	-
Purchases, issuances, settlements:
Purchases	39	-	-	-
Sales	(1)	-	-	-
Settlements	(112)	(59)	112	53
Total purchases, sales, and settlements	(74)	(59)	112	53
Transfers into/(out of) Level 3:
Transfers into Level 3	155	-	-	-
Transfers out of Level 3	(64)	-	-	-
Total transfers into/(out of) Level 3	91	-	-	-
Balance at December 31, 2010	$933	$480	$(903)	$(423)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$18	$57	$(112)	$(55)
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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the years ended December 31, 2011 and 2010, transfer activity between Level 3 and Level 2 primarily reflects changes in the level of unobservable inputs used to value certain private corporate bonds, principally related to credit risk of the issuers.

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

GMIB fair value losses of $234 million for 2011 were primarily due to a decline in both the interest rate used for projecting claim exposure (7-year Treasury rates) and the rate used for projecting market returns and discounting (LIBOR swap curve).

GMIB fair value losses of $55 million for 2010, were primarily due to declining interest rates, partially offset by increases in underlying account values resulting from favorable equity and bond fund returns, which resulted in decreased exposures.

CIGNA CORPORATION – 2011 Form 10-K – 131

Back to Contents

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. At December 31, separate account assets were as follows:

2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 23)	$249	$1,439	$-	$1,688
Non-guaranteed separate accounts (1)	1,804	3,851	750	6,405
TOTAL SEPARATE ACCOUNT ASSETS	$2,053	$5,290	$750	$8,093
(1) Non-guaranteed separate accounts include $3.0 billion in assets supporting the Company’s pension plan, including $702 million classified in Level 3.
2010 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 23)	$286	$1,418	$-	$1,704
Non-guaranteed separate accounts (1)	1,947	3,663	594	6,204
TOTAL SEPARATE ACCOUNT ASSETS	$2,233	$5,081	$594	$7,908
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

The following tables summarize the change in separate account assets reported in Level 3 for the years ended December 31, 2011 and 2010.

CIGNA CORPORATION – 2011 Form 10-K – 132

Back to Contents

(In millions)
Balance at January 1, 2011	$594
Policyholder gains (1)	114
Purchases, issuances, settlements:
Purchases	257
Sales	(51)
Settlements	(152)
Total purchases, sales and settlements	54
Transfers into/(out of) Level 3:
Transfers into Level 3	4
Transfers out of Level 3	(16)
Total transfers into/(out of) Level 3:	(12)
Balance at December 31, 2011	$750
(1) Included in this amount are gains of $96 million attributable to instruments still held at the reporting date.
(In millions)
Balance at January 1, 2010	$550
Policyholder gains (1)	71
Purchases, issuances, settlements:
Purchases	211
Sales	(145)
Settlements	(76)
Total purchases, sales and settlements	(10)
Transfers into/(out of) Level 3:
Transfers into Level 3	9
Transfers out of Level 3	(26)
Total transfers into/(out of) Level 3:	(17)
Balance at December 31, 2010	$594
(1) Included in this amount are gains of $53 million attributable to instruments still held at the reporting date.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in commercial mortgage loans and real estate entities when they become impaired. During 2011, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $15 million.

During 2010, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $25 million.

These fair values were calculated by discounting the expected future cash flows at estimated market interest rates. Such market rates were derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the characteristics of the underlying real estate, including its type, quality and location. The fair value measurements were classified in Level 3 because these cash flow models incorporate significant unobservable inputs.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2011 and December 31, 2010.

CIGNA CORPORATION – 2011 Form 10-K – 133

Back to Contents

(In millions)	December 31, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	$3,380	$3,301	$3,470	$3,486
Contractholder deposit funds, excluding universal life products	$1,056	$1,035	$1,001	$989
Long-term debt, including current maturities, excluding capital leases	$5,281	$4,946	$2,926	$2,709

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

NOTE 11    Investments

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

(In millions)	2011	2010
Included in fixed maturities:
Trading securities (amortized cost: $2; $3)	$2	$3
Hybrid securities (amortized cost: $26; $45)	28	52
TOTAL	$30	$55
Included in equity securities:
Hybrid securities (amortized cost: $90; $108)	$65	$86

Fixed maturities included $79 million at December 31, 2011 and $98 million at December 31, 2010, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities at December 31, 2011 and primarily corporate securities at December 31, 2010.

CIGNA CORPORATION – 2011 Form 10-K – 134

Back to Contents

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2011:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$955	$967
Due after one year through five years	4,719	5,060
Due after five years through ten years	4,997	5,581
Due after ten years	2,699	3,565
Mortgage and other asset-backed securities	859	1,014
TOTAL	$14,229	$16,187

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below (excluding trading securities and hybrid securities with a fair value of $30 million at December 31, 2011 and $55 million at December 31, 2010).

(In millions)	Amortized Cost	December 31, 2011
		Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$552	$406	$-	$958
State and local government	2,185	274	(3)	2,456
Foreign government	1,173	103	(2)	1,274
Corporate	9,460	1,070	(45)	10,485
Federal agency mortgage-backed	9	-	-	9
Other mortgage-backed	73	10	(4)	79
Other asset-backed	777	160	(11)	926
TOTAL	$14,229	$2,023	$(65)	$16,187
(In millions)	Amortized Cost	December 31, 2010
		Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$459	$229	$(1)	$687
State and local government	2,305	172	(10)	2,467
Foreign government	1,095	63	(4)	1,154
Corporate	8,697	744	(49)	9,392
Federal agency mortgage-backed	9	1	-	10
Other mortgage-backed	80	10	(3)	87
Other asset-backed	752	117	(12)	857
TOTAL	$13,397	$1,336	$(79)	$14,654

The above table includes investments with a fair value of $3 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $851 million and gross unrealized depreciation of $25 million at December 31, 2011. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2010, investments supporting this business had a fair value of $2.5 billion, gross unrealized appreciation of $476 million and gross unrealized depreciation of $33 million.

As of December 31, 2011, the Company had commitments to purchase $16 million of fixed maturities bearing interest at a fixed market rate.

CIGNA CORPORATION – 2011 Form 10-K – 135

Back to Contents

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

Excluding trading and hybrid securities, as of December 31, 2011, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(Dollars in millions)	December 31, 2011
	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
Fixed maturities:
One year or less:
Investment grade	$572	$591	$(19)	167
Below investment grade	$75	$80	$(5)	52
More than one year:
Investment grade	$268	$300	$(32)	62
Below investment grade	$28	$37	$(9)	13

As of December 31, 2011, the unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Excluding trading and hybrid securities, equity securities with a fair value lower than cost were not material at December 31, 2011.

B.  Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are secured by high quality, primarily completed and substantially leased operating properties, generally carried at unpaid principal balances and issued at a fixed rate of interest.

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2011	2010
Property type
Office buildings	$1,014	$1,043
Apartment buildings	705	835
Industrial	670	619
Hotels	542	533
Retail facilities	297	418
Other	73	38
TOTAL	$3,301	$3,486
Geographic region
Pacific	$893	$931
South Atlantic	870	752
New England	450	585
Central	511	519
Middle Atlantic	391	385
Mountain	186	314
TOTAL	$3,301	$3,486

CIGNA CORPORATION – 2011 Form 10-K – 136

Back to Contents

At December 31, 2011, scheduled commercial mortgage loan maturities were as follows (in millions): $529 in 2012, $525 in 2013, $329 in 2014, $372 in 2015 and $1,546 thereafter. Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2011, the Company had commitments to extend credit under commercial mortgage loan agreements of $162 million that were diversified by property type and geographic region.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio using carrying values classified based on loan-to-value and debt service coverage ratios, as of December 31, 2011 and 2010:

Loan-to-Value Ratios (In millions)	December 31, 2011
	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$225	$55	$3	$50	$9	$342
50% to 59%	444	47	26	-	53	570
60% to 69%	646	140	42	-	77	905
70% to 79%	117	132	120	159	33	561
80% to 89%	99	81	79	72	71	402
90% to 99%	36	35	30	58	116	275
100% or above	-	10	50	51	135	246
TOTAL	$1,567	$500	$350	$390	$494	$3,301
Loan-to-Value Ratios (In millions)	December 31, 2010
	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$324	$-	$-	$-	$29	$353
50% to 59%	409	54	56	-	-	519
60% to 69%	533	73	5	28	25	664
70% to 79%	138	79	57	55	11	340
80% to 89%	267	186	165	151	69	838
90% to 99%	15	54	181	185	135	570
100% or above	-	-	47	43	112	202
TOTAL	$1,686	$446	$511	$462	$381	$3,486

CIGNA CORPORATION – 2011 Form 10-K – 137

Back to Contents

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company’s investment professionals in the second quarter of 2011 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 70% at December 31, 2011, decreasing from 74% as of December 31, 2010. The portfolio’s average debt service coverage ratio was estimated to be 1.40 at December 31, 2011, a slight increase from 1.38 at December 31, 2010.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During the twelve months ended December 31, 2011, the Company restructured a $65 million potential problem mortgage loan. The original loan was modified into two notes, including a $55 million loan at current market terms and a $10 million loan issued at a below market interest rate. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and a concession was granted as the second loan was issued at a below market interest rate. No valuation reserve was required because the fair value of the underlying property exceeds the total outstanding loans. As a part of this restructuring, both the borrower and the Company have committed to fund additional capital for leasing and capital requirements.

Other loans were modified during the twelve months ended December 31, 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $336 million at December 31, 2011 and $383 million at December 31, 2010. At December 31, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region. There were no significant concentrations by property type or geographic region at December 31, 2010.

Impaired commercial mortgage loans

A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due (principal and interest) according to the terms of the original loan agreement. The Company assesses each loan individually for impairment, utilizing the information obtained from the quality review process discussed above. Impaired loans are carried at the lower of unpaid principal balance or the fair value of the underlying real estate. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company does expect to recover their remaining carrying value primarily because it is less than the fair value of the underlying real estate.

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

(In millions)	2011			2010
	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$154	$(19)	$135	$47	$(12)	$35
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
TOTAL	$214	$(19)	$195	$107	$(12)	$95

CIGNA CORPORATION – 2011 Form 10-K – 138

Back to Contents

The average recorded investment in impaired loans was $176 million during 2011 and $169 million during 2010. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for 2011 or 2010. Interest income on impaired commercial mortgage loans was not significant for 2011 or 2010.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2011	2010
Reserve balance, January 1,	$12	$17
Increase in valuation reserves	16	24
Charge-offs upon sales and repayments, net of recoveries	(1)	(12)
Transfers to foreclosed real estate	(8)	(17)
RESERVE BALANCE, DECEMBER 31,	$19	$12

C.  Real Estate

As of December 31, 2011 and 2010, real estate investments consisted primarily of office and industrial buildings in California. Investments with a carrying value of $49 million as of December 31, 2011 and 2010 were non-income producing during the preceding twelve months. As of December 31, 2011, the Company had commitments to contribute additional equity of $9 million to real estate investments.

D.  Other Long-Term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2011	2010
Real estate entities	$665	$394
Securities partnerships	298	288
Interest rate and foreign currency swaps	12	19
Mezzanine loans	31	13
Other	52	45
TOTAL	$1,058	$759

Investments in real estate entities and securities partnerships with a carrying value of $171 million at December 31, 2011 and $169 million at December 31, 2010 were non-income producing during the preceding twelve months.

As of December 31, 2011, the Company had commitments to contribute:

•

$165 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•

$242 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 50% of the committed amounts in 2012.

E.  Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $4.1 billion, federal government securities of $164 million and money market funds of $40 million as of December 31, 2011. The Company’s short-term investments and cash equivalents as of December 31, 2010 included corporate securities of $1.1 billion, federal government securities of $137 million and money market funds of $40 million. The increase during 2011 is primarily due to proceeds from the Company’s debt and equity issuances that were used to partially fund the HealthSpring acquisition. See Note 3 for further information.

CIGNA CORPORATION – 2011 Form 10-K – 139

Back to Contents

F.  Concentration of Risk

As of December 31, 2011 and 2010, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders’ equity.

NOTE 12    Derivative Financial Instruments

The Company has written and purchased reinsurance contracts under its run-off reinsurance segment that are accounted for as free standing derivatives. The Company also uses derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance segment. In addition, the Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities. See Note 2 for information on the Company’s accounting policy for derivative financial instruments. Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of December 31, 2011 or 2010.

Derivative instruments associated with the Company’s run-off reinsurance segment

Guaranteed Minimum Income Benefits (GMIB)

Purpose. The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”). According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company has purchased retrocessional coverage for a portion of these contracts to reduce a portion of the risks assumed (“GMIB assets”).

Accounting policy. Because cash flows are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments, the Company accounts for these GMIB liabilities and assets as written and purchased options at fair value. These derivatives are not designated as hedges and their fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset), with changes in fair value reported in GMIB fair value (gain) loss.

Cash flows. Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders’ account values or deposits increased at a contractual rate. The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.

Volume of activity. The potential undiscounted future payments for the written options (GMIB liability, as defined in Note 23) was $1,244 million as of December 31, 2011 and $1,134 million as of December 31, 2010. The potential undiscounted future receipts for the purchased options (GMIB asset) was $684 million as of December 31, 2011 and $624 million as of December 31, 2010.

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
Instrument	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
	As of December 31,		As of December 31,		For the years ended December 31,
	2011	2010	2011	2010	2011	2010
Written options (GMIB liability)			$1,333	$903	$504	$112
Purchased options (GMIB asset)	$712	$480			(270)	(57)
TOTAL	$712	$480	$1,333	$903	$234	$55

CIGNA CORPORATION – 2011 Form 10-K – 140

Back to Contents

GMDB and GMIB Hedge Programs

Purpose. The Company also uses derivative financial instruments under a dynamic hedge program designed to substantially reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits (“GMDB”). During the first quarter of 2011, the Company expanded this hedge program to include a portion (approximately one-quarter) of the equity market exposures associated with its GMIB business (“GMDB and GMIB equity hedge program”). The Company also implemented a dynamic hedge program to reduce the exposure to changes in interest rate levels on the growth rate for approximately one-third of its GMDB and one-quarter of its GMIB businesses (“GMDB and GMIB growth interest rate hedge program”). These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change.

The Company manages these hedge programs using exchange-traded equity, foreign currency, and interest rate futures contracts, as well as interest rate swap contracts. These contracts are generally expected to rise in value as equity markets and interest rates decline, and decline in value as equity markets and interest rates rise.

Accounting policy. These hedge programs are not designated as accounting hedges. Although these hedge programs effectively reduce equity market, foreign currency, and interest rate exposures, changes in the fair values of these futures and swap contracts may not exactly offset changes in the portions of the GMDB and GMIB liabilities covered by these hedges, in part because the market does not offer contracts that exactly match the targeted exposure profile. Changes in fair value of these futures contracts, as well as interest income and interest expense relating to the swap contracts are reported in other revenues. The fair values of the interest rate swaps are reported in other assets and other liabilities. Amounts reflecting corresponding changes in liabilities for GMDB contracts are included in benefits and expenses.

Cash flows. The Company receives or pays cash daily in the amount of the change in fair value of the futures contracts. The Company periodically exchanges cash flows between variable and fixed interest rates under the interest rate swap contracts. Cash flows relating to these contracts are included in operating activities.

Volume of activity. The notional value of the equity and currency futures contracts used in the GMDB and GMIB equity hedge program was $994 million as of December 31, 2011, and $878 million as of December 31, 2010. Equity futures consist primarily of S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices. Currency futures consist of Euros, Japanese yen and British pounds. The notional value of the interest rate swaps used in the GMDB and GMIB growth interest rate hedge program was $240 million as of December 31, 2011. The notional value was $29 million for U.S. Treasury and $598 million for Eurodollar interest rate futures contracts used by this program as of December 31, 2011.

The following tables provide the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Revenues
	For the years ended December 31,
	2011	2010
Equity and currency futures for GMDB exposures	$(45)	$(157)
Equity and currency futures for GMIB exposures	4
TOTAL EQUITY AND CURRENCY FUTURES	$(41)	$(157)

CIGNA CORPORATION – 2011 Form 10-K – 141

Back to Contents

	Other assets, including other intangibles	Other Revenues
	As of December 31, 2011	For the year ended December 31, 2011
Interest rate swaps	$33	$39
Interest rate futures (1)	-	(2)
TOTAL INTEREST RATE SWAPS AND FUTURES	$33	$37
Interest rate derivatives for GMDB exposures		$31
Interest rate derivatives for GMIB exposures		6
TOTAL INTEREST RATE SWAPS AND FUTURES		$37
(1) Balance sheet presentation of amounts receivable or payable relating to futures daily variation margin are not fair values and are excluded from this table.

See Notes 6 and 10 for further details regarding these businesses.

Derivative instruments used in the Company’s investment risk management

Derivative financial instruments are also used by the Company as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals). Derivatives are typically used in this strategy to minimize interest rate and foreign currency risks.

Investment Cash Flow Hedges

Purpose. The Company uses interest rate, foreign currency, and combination (interest rate and foreign currency) swap contracts to hedge the interest and/or foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Accounting policy. Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received. Net interest cash flows are reported in operating activities.

Cash flows. Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Foreign currency swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to 10 years.

Volume of activity. The following table provides the notional values of these derivative instruments for the indicated periods:

Instrument	Notional Amount (In millions)
	As of December 31,
	2011	2010
Interest rate swaps	$134	$153
Foreign currency swaps	134	159
Combination interest rate and foreign currency swaps	64	64
TOTAL	$332	$376

CIGNA CORPORATION – 2011 Form 10-K – 142

Back to Contents

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
Instrument	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of December 31,		As of December 31,		For the years ended December 31,
	2011	2010	2011	2010	2011	2010
Interest rate swaps	$7	$10	$-	$-	$(3)	$2
Foreign currency swaps	3	6	19	20	(1)	10
Combination interest rate and foreign currency swaps	-	-	11	12	1	(7)
TOTAL	$10	$16	$30	$32	$(3)	$5
(1) Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the years ended December 31, 2011 and 2010, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not material. No gains (losses) were recognized due to ineffectiveness and there were no amounts excluded from the assessment of hedge ineffectiveness.

NOTE 13    Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of the Company’s involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•

the structure and purpose of the entity;

•

the risks and rewards created by and shared through the entity; and

•

the entity’s participants’ ability to direct its activities, receive its benefits and absorb its losses. Participants include the entity’s sponsors, equity holders, guarantors, creditors and servicers.

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

CIGNA CORPORATION – 2011 Form 10-K – 143

Back to Contents

NOTE 14    Investment Income and Gains and Losses

A.  Net Investment Income

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Fixed maturities	$817	$788	$748
Equity securities	6	6	7
Commercial mortgage loans	218	221	223
Policy loans	86	90	92
Real estate	(2)	(2)	(1)
Other long-term investments	48	29	(30)
Short-term investments and cash	10	11	10
	1,183	1,143	1,049
Less investment expenses	37	38	35
NET INVESTMENT INCOME	$1,146	$1,105	$1,014

Net investment income for separate accounts (which is not reflected in the Company’s revenues) was $207 million for 2011, $163 million for 2010, and $22 million for 2009.

B.  Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2011	2010	2009
Fixed maturities	$50	$87	$2
Equity securities	(1)	5	12
Commercial mortgage loans	(16)	(23)	(20)
Real estate	(6)	3	-
Other investments, including derivatives	35	3	(37)
Realized investment gains (losses), before income taxes	62	75	(43)
Less income taxes (benefits)	21	25	(17)
NET REALIZED INVESTMENT GAINS (LOSSES)	$41	$50	$(26)
Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

(In millions)	2011	2010	2009
Credit related (1)	$28	$38	$93
Other	25	1	13
TOTAL (2)	$53	$39	$106

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities, and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income were immaterial.

(2) Other-than-temporary impairments on fixed maturities of $26 million in 2011 and $47 million in 2009 are included in both the credit-related and other categories above. Other-than-temporary impairments on fixed maturities in 2010 were immaterial.

CIGNA CORPORATION – 2011 Form 10-K – 144

Back to Contents

The Company recognized pre-tax losses of $7 million in 2011, compared with pre-tax gains of $7 million in 2010 and $13 million in 2009 on hybrid securities.

Realized investment gains in 2011 in other investments, including derivatives, primarily represent gains on sale of real estate properties held in joint ventures. Realized investment losses in 2009 in other investments, including derivatives, primarily represent impairments of real estate entities.

Realized investment gains and (losses) that are not reflected in the Company’s revenues for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Separate accounts	$210	$191	$(25)
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$8	$18	$51

Sales information for available-for-sale fixed maturities and equity securities, for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Proceeds from sales	$876	$826	$949
Gross gains on sales	$53	$46	$51
Gross losses on sales	$(7)	$(3)	$(9)

CIGNA CORPORATION – 2011 Form 10-K – 145

Back to Contents

NOTE 15    Debt

(In millions)	2011	2010
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	4	452
TOTAL SHORT-TERM DEBT	$104	$552
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$-
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	298	-
4% Notes due 2022	743	-
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	-
5.375% Notes due 2042	750	-
Other	43	30
TOTAL LONG-TERM DEBT	$4,990	$2,288

On November 10, 2011, the Company issued $2.1 billion of long-term debt as follows: $600 million of 5-Year Notes due November 15, 2016 at a stated interest rate of 2.75% ($600 million, net of discount, with an effective interest rate of 2.936% per year), $750 million of 10-Year Notes due February 15, 2022 at a stated interest rate of 4% ($743 million, net of discount, with an effective interest rate of 4.346% per year) and $750 million of 30-Year Notes due February 15, 2042 at a stated interest rate of 5.375% ($750 million, net of discount, with an effective interest rate of 5.542% per year). Interest is payable on May 15 and November 15 of each year beginning May 15, 2012 for the 5-Year Notes and February 15 and August 15 of each year beginning February 15, 2012 for the 10-Year and 30-Year Notes. The proceeds of this debt were used to fund the HealthSpring acquisition in January 2012.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 30 basis points (5-Year 2.75% Notes due 2016), 35 basis points (10-Year 4% Notes due 2022), or 40 basis points (30-Year 5.375% Notes due 2042).

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, which permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remaining 13 banks with 64% of the commitment. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past June 2016. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2011, the Company had $4 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.1 billion of debt outstanding. There were letters of credit of $118 million issued as of December 31, 2011.

CIGNA CORPORATION – 2011 Form 10-K – 146

Back to Contents

In March 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million, net of discount, with an effective interest rate of 4.683% per year) and $300 million of 30-Year Notes due March 15, 2041 at a stated interest rate of 5.875% ($298 million, net of discount, with an effective interest rate of 6.008% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2011. The proceeds of this debt were used for general corporate purposes, including the repayment of debt maturing in 2011.

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

During 2011, the Company repaid $449 million in maturing long-term debt.

In the fourth quarter of 2010, the Company entered into the following transactions related to its long-term debt:

•

In December 2010 the Company offered to settle its 8.5% Notes due 2019, including accrued interest from November 1 through the settlement date. The tender price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 100 basis points. The tender offer priced at a yield of 4.128% and principal of $99 million was tendered, with $251 million remaining outstanding. The Company paid $130 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $21 million.

•

In December 2010 the Company offered to settle its 6.35% Notes due 2018, including accrued interest from September 16 through the settlement date. The tender price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 45 basis points. The tender offer priced at a yield of 3.923% and principal of $169 million was tendered, with $131 million remaining outstanding. The Company paid $198 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $18 million.

•

In December 2010, the Company issued $250 million of 4.375% Notes ($249 million net of debt discount, with an effective interest rate of 5.1%). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. See Note 12 to the Consolidated Financial Statements for further information. Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. These Notes will mature on December 15, 2020. The proceeds of this debt were used to fund the tender offer for the 8.5% Senior Notes due 2019 and the 6.35% Senior Notes due 2018 described above.

In May 2010, the Company issued $300 million of 5.125% Notes ($299 million, net of debt discount, with an effective interest rate of 5.36% per year). Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. These Notes will mature on June 15, 2020. The proceeds of this debt were used for general corporate purposes.

The Company may redeem the Notes issued in 2010 at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 25 basis points.

Maturities of debt and capital leases are as follows (in millions): $4 in 2012, $6 in 2013, $23 in 2014, none in 2015, $600 in 2016 and the remainder in years after 2016. Interest expense on long-term debt, short-term debt and capital leases was $202 million in 2011, $182 million in 2010, and $166 million in 2009.

CIGNA CORPORATION – 2011 Form 10-K – 147

Back to Contents

NOTE 16    Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2011	2010
Common: Par value $0.25
600,000 shares authorized
Outstanding - January 1	271,880	274,257
Issuance of Common Stock	15,200	-
Issued for stock option and other benefit plans	3,735	3,805
Repurchase of common stock	(5,282)	(6,182)
Outstanding - December 31	285,533	271,880
Treasury stock	80,612	79,066
ISSUED - DECEMBER 31	366,145	350,946

On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds of $650 million ($629 million net of underwriting discount and fees) were used to fund the HealthSpring acquisition in January 2012.

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

During 2011, and through February 23, 2012, the Company repurchased 5.3 million shares for approximately $225 million. The total remaining share repurchase authorization as of February 23, 2012 was $522 million. The Company repurchased 6.2 million shares for $201 million during 2010.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2011 or 2010.

CIGNA CORPORATION – 2011 Form 10-K – 148

Back to Contents

NOTE 17    Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

Changes in accumulated other comprehensive income (loss) were as follows:

2011 (In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$366	$(127)	$239
Reclassification adjustment for losses (gains) included in shareholders’ net income	(49)	18	(31)
Net unrealized appreciation, securities	$317	$(109)	$208
Net unrealized appreciation, derivatives	$1	$-	$1
Net translation of foreign currencies	$(30)	$2	$(28)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$22	$(7)	$15
Net change arising from assumption and plan changes and experience	(580)	205	(375)
Net postretirement benefits liability adjustment	$(558)	$198	$(360)
2010 (In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$319	$(109)	$210
Reclassification adjustment for (gains) included in net income	(92)	32	(60)
Net unrealized appreciation, securities	$227	$(77)	$150
Net unrealized appreciation, derivatives	$8	$(2)	$6
Net translation of foreign currencies	$48	$(11)	$37
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$10	$(4)	$6
Net change arising from assumption and plan changes and experience	(311)	116	(195)
Net postretirement benefits liability adjustment	$(301)	$112	$(189)

CIGNA CORPORATION – 2011 Form 10-K – 149

Back to Contents

2009 (In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$843	$(292)	$551
Reclassification adjustment for (gains) included in net income	(14)	3	(11)
Net unrealized appreciation, securities	$829	$(289)	$540
Net unrealized depreciation, derivatives	$(30)	$13	$(17)
Net translation of foreign currencies	$76	$(28)	$48
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$7	$(3)	$4
Curtailment gain	(46)	16	(30)
Reclassification adjustment included in shareholders’ net income	(39)	13	(26)
Net change arising from assumption and plan changes and experience	(107)	36	(71)
Net postretirement benefits liability adjustment	$(146)	$49	$(97)

NOTE 18    Shareholders’ Equity and Dividend Restrictions

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

(In millions)	2011	2010	2009
Net income	$953	$1,697	$1,088
Surplus	$5,286	$5,107	$4,728

As of December 31, 2011, statutory surplus for each of the Company’s life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. As of December 31, 2011, the Company’s life insurance and HMO subsidiaries had investments on deposit with state departments of insurance with statutory carrying values of $306 million. The Company’s life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company’s life insurance and HMO subsidiaries may make during 2012 without prior approval is approximately $0.9 billion. Restricted net assets of the Company as of December 31, 2011, were approximately $7.2 billion. One of the Company’s life insurance subsidiaries is permitted to loan up to $600 million to the parent company without prior approval.

CIGNA CORPORATION – 2011 Form 10-K – 150

Back to Contents

NOTE 19    Income Taxes

A.  Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2011	2010	2009
Current taxes
U.S. income	$320	$267	$211
Foreign income	58	45	48
State income	20	19	16
	398	331	275
Deferred taxes (benefits)
U.S. income	198	182	279
Foreign income	43	15	39
State income	1	(7)	1
	242	190	319
TOTAL INCOME TAXES	$640	$521	$594

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2011	2010	2009
Tax expense at nominal rate	$689	$655	$664
Tax-exempt interest income	(29)	(31)	(31)
Effect of permanently invested foreign earnings	(23)	(31)	(23)
Dividends received deduction	(4)	(3)	(3)
Resolution of federal tax matters	(30)	-	(27)
State income tax (net of federal income tax benefit)	14	9	12
Change in valuation allowance	4	(94)	(2)
Other	19	16	4
TOTAL INCOME TAXES	$640	$521	$594

Effect of Permanently Invested Foreign Earnings

The Company accrues income taxes on certain undistributed earnings of its South Korea and Hong Kong subsidiaries using the foreign jurisdiction tax rates, as compared to the higher U.S. statutory tax rate. These undistributed earnings include those amounts which management has determined to be permanently invested overseas. The Company continues to evaluate this permanent investment strategy for additional foreign jurisdictions.

As a result, shareholders’ net income for the year ended December 31, 2011, increased by $23 million that included $19 million attributable to South Korea and $4 million for Hong Kong. Shareholders’ net income increased by $31 million in 2010 and $23 million in 2009 from using this method to record income taxes. The 2010 increase included $20 million attributable to South Korea and $11 million for Hong Kong, while the 2009 increase was all attributable to South Korea. Permanent investment of earnings from these foreign operations has resulted in cumulative unrecognized deferred tax liabilities of $77 million through December 31, 2011.

CIGNA CORPORATION – 2011 Form 10-K – 151

Back to Contents

B.  Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 are shown below.

(In millions)	2011	2010
Deferred tax assets
Employee and retiree benefit plans	$829	$746
Investments, net	108	100
Other insurance and contractholder liabilities	443	391
Deferred gain on sale of businesses	46	58
Policy acquisition expenses	140	143
Loss carryforwards	8	76
Other accrued liabilities	109	107
Bad debt expense	17	18
Other	37	37
Deferred tax assets before valuation allowance	1,737	1,676
Valuation allowance for deferred tax assets	(42)	(23)
Deferred tax assets, net of valuation allowance	1,695	1,653
Deferred tax liabilities
Depreciation and amortization	377	314
Foreign operations, net	289	267
Unrealized appreciation on investments and foreign currency translation	397	290
Total deferred tax liabilities	1,063	871
NET DEFERRED INCOME TAX ASSETS	$632	$782

Management believes consolidated taxable income expected to be generated in the future will be sufficient to support realization of the Company’s net deferred tax assets. This determination is based upon the Company’s consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carryforwards, a majority of which were recognized during 2011, there are no time constraints within which the Company’s deferred tax assets must be realized.

The Company’s deferred tax asset is net of a federal, state, and beginning in 2011, a foreign valuation allowance. The foreign valuation allowance of $15 million was recorded in connection with the Company’s acquisition of FirstAssist, though had minimal impact of shareholder’s net income. The valuation allowance reflects management’s assessment that certain deferred tax assets may not be realizable.

C.  Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(In millions)	2011	2010	2009
Balance at January 1,	$177	$214	$164
Increase (decrease) due to prior year positions	(113)	(55)	5
Increase due to current year positions	7	34	76
Reduction related to settlements with taxing authorities	(17)	(13)	(28)
Reduction related to lapse of applicable statute of limitations	(2)	(3)	(3)
BALANCE AT DECEMBER 31,	$52	$177	$214

CIGNA CORPORATION – 2011 Form 10-K – 152

Back to Contents

Unrecognized tax benefits decreased during 2011 due primarily to completion of the 2007 and 2008 IRS examination.

The December 31, 2011 unrecognized tax benefit balance included $21 million that would increase shareholders’ net income if recognized. The Company has determined it at least reasonably possible that within the next twelve months there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters. These changes are not expected to have a material impact on shareholders’ net income.

The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense, but excludes these amounts from the liability for uncertain tax positions. The Company’s liability for net interest and penalties was $2 million at December 31, 2011, $14 million at December 31, 2010 and $13 million at December 31, 2009. The 2011 decline included $11 million associated with the completion of the 2007 and 2008 IRS examinations.

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

D.  Federal Income Tax Examinations, Litigation and Other Matters

The Company has a continuing dispute with the IRS for tax years 2004 through 2006 concerning the appropriate reserve methodology for certain reinsurance contracts. Trial was held before the United States Tax Court for the 2004 tax year in September 2011; the Court’s decision is expected in 2012. Prior to trial, the IRS conceded the adjustments, but did not agree with the Company’s reserve methodology. Though the IRS concession was a favorable development, that significantly limits exposure, the Company has continued to pursue the litigation in order to establish that its methodology is appropriate and can be applied prospectively. The IRS raised the same issue in its audit of the Company’s 2005 and 2006 tax returns. As a result, the Company filed a petition with the United States Tax Court for these years on September 19, 2011. The Company continues to believe that it will prevail in both the 2004 and 2005-2006 litigation.

During the fourth quarter of 2011, the IRS issued a notice of deficiency relating to the 2007 and 2008 tax years. The Company disagrees with such IRS action. On January 11, 2012 the Company filed a petition in the United States Tax Court and believes that the ultimate outcome will not impact results of operations or liquidity.

The IRS is expected to begin examination of the Company’s 2009 and 2010 consolidated federal income tax returns in early 2012. The Company conducts business in numerous states and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity for years prior to 2004 is expected.

The Patient Protection & Affordable Care Act, including the Reconciliation Act of 2010, included provisions limiting the tax deductibility of certain future retiree benefit and compensation related payments. The effect of these provisions reduced shareholders’ net income in 2011 by $8 million. The Company will continue to evaluate the tax effect of these provisions.

CIGNA CORPORATION – 2011 Form 10-K – 153

Back to Contents

NOTE 20    Employee Incentive Plans

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

Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2011	2010	2009
Compensation cost	$61	$49	$42
Tax benefits	$14	$12	$15

The Company had the following number of shares of common stock available for award at December 31: 11.7 million in 2011, 7.5 million in 2010 and 23.3 million in 2009.

Stock options. The Company awards options to purchase the Company’s common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date.

The table below shows the status of, and changes in, common stock options during the last three years:

(Options in thousands)	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - January 1	12,093	$31.10	13,751	$29.34	12,258	$35.48
Granted	1,546	$42.36	1,846	$34.64	4,709	$14.15
Exercised	(3,480)	$27.93	(2,565)	$24.31	(1,167)	$25.32
Expired or canceled	(578)	$33.61	(939)	$30.86	(2,049)	$33.42
Outstanding - December 31	9,581	$33.92	12,093	$31.10	13,751	$29.34
Options exercisable at year-end	6,147	$34.94	7,656	$34.42	8,578	$33.53

Compensation expense of $18 million related to unvested stock options at December 31, 2011 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2011	2010	2009
Intrinsic value of options exercised	$53	$30	$7
Cash received for options exercised	$97	$62	$30
Excess tax benefits realized from options exercised	$10	$5	$-

The following table summarizes information for outstanding common stock options at December 31, 2011:

(Dollars in millions, except per share amounts)	Options Outstanding	Options Exercisable
Number (in thousands)	9,581	6,147
Total intrinsic value	$91	$56
Weighted average exercise price	$33.92	$34.94
Weighted average remaining contractual life	6.1 years	4.9 years

CIGNA CORPORATION – 2011 Form 10-K – 154

Back to Contents

The weighted average fair value of options granted under employee incentive plans was $13.96 for 2011, $11.56 for 2010 and $4.6 for 2009, using the Black-Scholes option-pricing model and the following assumptions:

	2011	2010	2009
Dividend yield	0.1%	0.1%	0.3%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	1.7%	1.9%	1.6%
Expected option life	4 years	4 years	4 years

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

The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

(Awards in thousands)	2011		2010		2009
	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	4,306	$27.70	4,113	$27.65	2,347	$40.53
Awarded	945	$42.62	1,155	$34.63	2,678	$18.14
Vested	(564)	$42.79	(541)	$40.87	(557)	$32.00
Forfeited	(441)	$28.99	(421)	$29.28	(355)	$33.79
OUTSTANDING - DECEMBER 31	4,246	$28.88	4,306	$27.70	4,113	$27.65

The fair value of vested restricted stock was: $24 million in 2011, $18 million in 2010 and $10 million in 2009.

At the end of 2011, approximately 2,900 employees held 4.2 million restricted stock grants and units with $66 million of related compensation expense to be recognized over the next three years (weighted average period).

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

CIGNA CORPORATION – 2011 Form 10-K – 155

Back to Contents

The table below shows the status of, and changes in, strategic performance shares during 2011 and 2010:

(Awards in thousands)	2011		2010
	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date
Outstanding - January 1	430	$34.73	-	$-
Awarded	529	$42.92	480	$34.73
Vested	-	$-	-	$-
Forfeited	(125)	$37.92	(50)	$34.65
OUTSTANDING - DECEMBER 31	834	$39.45	430	$34.73

At the end of 2011, 67 employees held approximately 830,000 strategic performance shares and $19 million of related compensation expense expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2012 and 2013.

NOTE 21    Leases, Rentals and Outsourced Service Arrangements

Rental expenses for operating leases, principally for office space, amounted to $115 million in 2011, $127 million in 2010 and $138 million in 2009. As of December 31, 2011, future net minimum rental payments under non-cancelable operating leases were approximately $547 million, payable as follows (in millions): $108 in 2012, $97 in 2013, $83 in 2014, $67 in 2015, $52 in 2016 and $140 thereafter.

The Company also has several outsourced service arrangements with third parties, primarily for human resource and information technology support services. The initial service periods under these arrangements range from seven to eight years and their related costs are reported consistent with operating leases over the service period based on the pattern of use. The Company recorded in other operating expense $116 million in 2011, $114 million in 2010 and $115 million in 2009 for these arrangements.

NOTE 22    Segment Information

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

Consolidated pre-tax income from continuing operations is primarily attributable to domestic operations. Consolidated pre-tax income from continuing operations generated by the Company’s foreign operations was approximately 15% in 2011, 13% in 2010 and 9% in 2009.

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

The Company presents segment information as follows:

Health Care offers insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive health care benefit programs. Cigna HealthCare companies offer these products and services in all 50 states, the District of Columbia and the U.S. Virgin Islands. These products and services are offered through a variety of funding arrangements such as guaranteed cost, retrospectively experience-rated and administrative services only arrangements.

Disability and Life includes group disability, life, accident and specialty insurance.

International includes supplemental health, life and accident insurance products; and international health care products and services including those offered to individuals and globally mobile employees of multinational companies and organizations.

CIGNA CORPORATION – 2011 Form 10-K – 156

Back to Contents

Run-off Reinsurance is predominantly comprised of GMDB, GMIB, workers’ compensation and personal accident reinsurance products. On December 31, 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring the ongoing administration of this business to the reinsurer.

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

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2011	2010	2009
Health Care
Premiums and fees:
Medical:
Guaranteed cost (1) (2)	$4,176	$3,929	$3,380
Experience-rated (2) (3)	1,934	1,823	1,699
Stop loss	1,451	1,287	1,274
Dental	894	804	731
Medicare	489	1,470	595
Medicare Part D	624	558	342
Other (4)	600	543	515
Total medical	10,168	10,414	8,536
Life and other non-medical	77	103	179
Total premiums	10,245	10,517	8,715
Fees (2) (5)	2,936	2,802	2,669
Total premiums and fees	13,181	13,319	11,384
Mail order pharmacy revenues	1,447	1,420	1,282
Other revenues	234	266	262
Net investment income	274	243	181
Segment revenues	$15,136	$15,248	$13,109
Income taxes	$556	$476	$399
Segment earnings	$991	$861	$731

(1) Includes guaranteed cost premiums primarily associated with open access and commercial HMO, as well as other risk-related products.

(2) Premiums and/or fees associated with certain specialty products are also included.

(3) Includes minimum premium arrangements with a risk profile similar to experience-rated funding arrangements. The risk portion of minimum revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is recorded in fees. Also includes certain non-participating cases for which special customer level reporting of experience is required.

(4) Other medical premiums include risk revenue for specialty products.

(5) Represents administrative service fees for medical members and related specialty product fees for non-medical members as well as fees related to Medicare Part D of $61 million in 2011, $57 million in 2010 and $41 million in 2009.

CIGNA CORPORATION – 2011 Form 10-K – 157

Back to Contents

(In millions)	2011	2010	2009
Disability and Life
Premiums and fees:
Life	$1,256	$1,238	$1,301
Disability	1,268	1,167	1,057
Other	256	262	276
Total	2,780	2,667	2,634
Other revenues	-	123	113
Net investment income	267	261	244
Segment revenues	$3,047	$3,051	$2,991
Income taxes	$109	$120	$109
Segment earnings	$287	$291	$284
International
Premiums and fees:
Health Care	$1,464	$1,037	$884
Supplemental Health, Life, and Accident	1,526	1,231	998
Total	2,990	2,268	1,882
Other revenues	27	31	22
Net investment income	96	82	69
Segment revenues	$3,113	$2,381	$1,973
Income taxes	$125	$95	$70
Equity in income of investees	$14	$14	$11
Segment earnings	$286	$243	$183
Run-off Reinsurance
Premiums and fees and other revenues	$20	$(133)	$(254)
Net investment income	103	114	113
Segment revenues	$123	$(19)	$(141)
Income taxes (benefits)	$(99)	$(136)	$93
Segment earnings (loss)	$(183)	$26	$185
Other Operations
Premiums and fees and other revenues	$169	$174	$176
Net investment income	400	404	407
Segment revenues	$569	$578	$583
Income taxes	$29	$39	$31
Segment earnings	$89	$85	$86
Corporate
Other revenues and eliminations	$(58)	$(62)	$(58)
Net investment income	6	1	-
Segment revenues	$(52)	$(61)	$(58)
Income tax benefits	$(101)	$(98)	$(91)
Segment loss	$(184)	$(211)	$(142)
Realized investment gains (losses)
Realized investment gains (losses)	$62	$75	$(43)
Income taxes (benefits)	21	25	(17)
Realized investment gains (losses), net of taxes and noncontrolling interest	$41	$50	$(26)
Total
Premiums and fees and other revenues	$19,343	$18,653	$16,161
Mail order pharmacy revenues	1,447	1,420	1,282
Net investment income	1,146	1,105	1,014
Realized investment gains (losses)	62	75	(43)
Total revenues	$21,998	$21,253	$18,414
Income taxes	$640	$521	$594
Segment earnings	$1,286	$1,295	$1,327
Realized investment gains (losses), net of taxes and noncontrolling interest	$41	$50	$(26)
Shareholders’ income from continuing operations	$1,327	$1,345	$1,301

CIGNA CORPORATION – 2011 Form 10-K – 158

Back to Contents

Premiums and fees, mail order pharmacy revenues and other revenues by product type were as follows for the years ended December 31:

(In millions)	2011	2010	2009
Medical	$14,568	$14,253	$12,089
Disability	1,280	1,162	1,063
Supplemental Health, Life, and Accident	3,103	2,839	2,748
Mail order pharmacy	1,447	1,420	1,282
Other	392	399	261
TOTAL	$20,790	$20,073	$17,443

Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 31% of the segment’s revenues and 51% of the segment’s earnings in 2011. South Korea generated 32% of the segment’s revenues and 49% of the segment’s earnings in 2010. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

NOTE 23    Contingencies and Other Matters

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2011, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of December 31, 2011. As of December 31, 2011, approximately 75% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2011. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 10 for further information on the fair value hierarchy.

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

CIGNA CORPORATION – 2011 Form 10-K – 159

Back to Contents

The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, non-performance risk, and risk and profit charges. See Note 10 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined.

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

•

all annuitants elected to receive their benefit on the next available date (2012 through 2018); and

•

all underlying mutual fund investment values remained at the December 31, 2011 value of $1.1 billion with no future returns.

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

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $292 million as of December 31, 2011, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2012 through 2021. The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2011.

As of December 31, 2011, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $14 million as of December 31, 2011.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of December 31, 2011, the aggregate maximum exposure under these guarantees was approximately $390 million and there were no liabilities required. There were no material charges related to these guarantees for the twelve months ended December 31, 2011 and there were $3 million in after-tax charges for the same period in 2010. Through February 13, 2012, the exposure that existed at December 31, 2011 has been reduced by approximately 94% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 14% of ASO fees reported for the twelve months ended December 31, 2011 were at risk, with reimbursements estimated to be approximately 1%.

CIGNA CORPORATION – 2011 Form 10-K – 160

Back to Contents

The Company had indemnification obligations as of December 31, 2011 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2011.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D.  Regulatory and Industry Developments

Regulation. The health services industry is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the Federal Departments of Labor, Health and Human Services, Treasury and Justice, as well as the courts. Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices and will continue to do so in the future. In addition, the Company’s subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010, could have a material adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company’s businesses include:

•

additional mandated benefits or services that increase costs;

•

legislation that would grant plan participants broader rights to sue their health plans;

•

changes in public policy and in the political environment, that could affect state and federal law, including legislative and regulatory proposals related to health care issues, that could increase cost and affect the market for the Company’s health care products and services;

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

CIGNA CORPORATION – 2011 Form 10-K – 161

Back to Contents

Guaranty fund assessments. The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the years ended December 31, 2011 and 2010, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. As of December 31, 2011, the regulator had petitioned the state court for liquidation and the Company believes it is likely that the state court will rule on insolvency for this insurer in 2012. If the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums. Based on current information available, that is subject to change, the Company has estimated that potential future assessments could decrease its future results of operations by up to $40 million after-tax. The ultimate amount and timing of any future charges for this potential insolvency will depend on several factors, including the declaration of insolvency and the amount of the potential insolvency, the basis, amount and timing of associated estimated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets. Cash payments, if any, by the Company’s insurance subsidiaries are likely to extend over several years. The Company will continue to monitor the outcome of the court’s deliberations and may record a liability and expense in a future reporting period.

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

When the Company (in the course of its regular review of pending litigation and legal matters) has determined that a material loss is reasonably possible, the matter is disclosed including an estimate or range of loss or a statement that such an estimate cannot be made. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. In accordance with applicable accounting guidance, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company’s best estimate of the probable loss. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues at the low end of the range. In cases that the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the relevant costs. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

Except as otherwise noted, the Company believes that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. However, in light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company and that an adverse outcome in one or more of these matters could be material to the Company’s results of operation, financial condition or liquidity for any particular period.

Amara cash balance pension plan litigation. On December 18, 2001, Janice Amara filed a class action lawsuit, captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. Cigna Corporation and Cigna Pension Plan, in the United States District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan on behalf of herself and other similarly situated participants in the Cigna Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; the conversion resulted in a wear away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.

CIGNA CORPORATION – 2011 Form 10-K – 162

Back to Contents

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

The case is now in the trial court following remand. Briefs have been filed on the remedial issues and oral argument took place on December 9, 2011. The Company will continue to vigorously defend its position in this case. As of December 31, 2011, the Company continues to carry a liability of $82 million pre-tax ($53 million after-tax), that reflects the Company’s best estimate of the exposure.

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

The Company was named as a defendant in a number of putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. All of the class actions were consolidated into Franco v. Connecticut General Life Insurance Company et al., which is pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations. Cigna filed a motion to dismiss the consolidated amended complaint on September 9, 2009. Plaintiffs filed a motion for class certification on May 28, 2010. Fact and expert discovery have been completed.

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

On June 9, 2009, Cigna filed motions in the United States District Court for the Southern District of Florida to enforce a previous settlement, In re Managed Care Litigation, by enjoining the RICO and antitrust causes of action asserted by the provider and medical association plaintiffs in the Ingenix litigation on the ground that they arose previously and were released in the prior settlement. On November 30, 2009, the Court granted the motions and ordered the provider and association plaintiffs to withdraw their RICO and antitrust claims from the Ingenix litigation. Plaintiffs appealed to the Eleventh Circuit and the appeal is pending. The claims of these provider and association plaintiffs have now been dismissed by the Franco court for lack of standing as described above, and therefore Cigna moved to dismiss the Eleventh Circuit appeal as moot.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Due to numerous uncertain and unpredictable factors presented in these cases, it is not possible to estimate a range of loss at this time and, accordingly, no accrual has been recorded in the Company’s financial statements.

CIGNA CORPORATION – 2011 Form 10-K – 163

Back to Contents

Karp gender discrimination litigation. On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit against the Company in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company filed a motion to dismiss the lawsuit on May 16, 2011, which is fully briefed and pending. The Company denies the allegations asserted in the litigation and will vigorously defend itself in this case. Due to numerous uncertain and unpredictable factors presented in this case, it is not possible to estimate a range of loss (if any) at this time, and accordingly, no accrual has been recorded in the Company’s financial statements.

CIGNA CORPORATION – 2011 Form 10-K – 164

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries (“the Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania February 23, 2012

CIGNA CORPORATION – 2011 Form 10-K – 165

Back to Contents

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2011 and December 31, 2010. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	(In millions, except per share amounts)	Three Months Ended
		March 31		June 30		Sept. 30		Dec. 31
	Consolidated Results
	2011
	Total revenues	$5,413		$5,509		$5,613		$5,463
	Income from continuing operations before income taxes	600		616		297		455
	Shareholders’ net income	429	(1)	408	(2)	200	(3)	290	(4)
	Shareholders’ net income per share:
	Basic	1.59		1.52		0.74		1.05
	Diluted	1.57		1.50		0.74		1.04
	2010
	Total revenues	$5,205		$5,353		$5,266		$5,429
	Income from continuing operations before income taxes	422		439		464		545
	Shareholders’ net income	283	(5)	294	(6)	307	(7)	461	(8)
	Shareholders’ net income per share:
	Basic	1.03		1.07		1.13		1.71
	Diluted	1.02		1.06		1.13		1.69
	Stock and Dividend Data
	2011
Price range of common stock	— high	$44.29		$51.81		$52.95		$47.61
	— low	$36.76		$42.80		$40.24		$38.82
	Dividends declared per common share	$0.040		$-		$-		$-
	2010
Price range of common stock	— high	$39.26		$37.61		$36.03		$38.53
	— low	$32.00		$30.78		$29.12		$34.33
	Dividends declared per common share	$0.040		$-		$-		$-

(1) The first quarter of 2011 includes an after-tax gain of $13 million for the GMIB business and a net tax benefit of $24 million related to the resolution of a Federal tax matter.

(2) The second quarter of 2011 includes an after-tax loss of $21 million for the GMIB business.

(3) The third quarter of 2011 includes an after-tax loss of $134 million for the GMIB business.

(4) The fourth quarter of 2011 includes an after-tax gain of $7 million for the GMIB business and, an after-tax charge of $31 million for costs associated with acquisitions.

(5) The first quarter of 2010 includes an after-tax gain of $5 million for the GMIB business.

(6) The second quarter of 2010 includes an after-tax loss of $104 million for the GMIB business.

(7) The third quarter of 2010 includes an after-tax loss of $10 million for the GMIB business.

(8) The fourth quarter of 2010 includes an after-tax gain of $85 million for the GMIB business, an after-tax charge of $20 million for the loss on a reinsurance transaction, a net tax benefit of $101 million related to the resolution of a Federal tax matter, and an after-tax charge of $39 million related to the early extinguishment of debt.

CIGNA CORPORATION – 2011 Form 10-K – 166

Back to Contents

	12/29/06	12/31/07	12/31/08	12/31/08	12/31/10	12/30/11
Cigna	$100	$123	$38	$81	$84	$96
S&P 500 Index	$100	$105	$66	$84	$97	$99
S&P Mgd. Health Care, Life & Health Ins. Indexes**	$100	$114	$53	$66	$75	$89

*Assumes that the value of the investment in Cigna common stock and each index was $100 on December 29, 2006 and that all dividends were reinvested.

**Weighted average of S&P Managed Health Care (75%) and Life & Health Insurance (25%) Indexes.

CIGNA CORPORATION – 2011 Form 10-K – 167

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

B. Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management report on internal control over financial reporting under the caption “Management’s Annual Report on Internal Control over Financial Reporting” on page 94 in this Form 10-K.

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

ITEM 9B  Other Information

None.

CIGNA CORPORATION – 2011 Form 10-K – 168

Back to Contents

PART III

ITEM 10  Directors, Executive Officers and Corporate Governance

A.  Directors of the Registrant

The information under the captions “The Board of Directors’ Nominees for Terms to Expire in April 2015,” “Directors Who Will Continue in Office,” “Board of Directors and Committee Meetings, Membership, Attendance and Independence” (as it relates to Audit Committee disclosure), and “Section 16(a) Beneficial Ownership Reporting Compliance” in Cigna’s proxy statement to be dated on or about March 16, 2012 is incorporated by reference.

B.  Executive Officers of the Registrant

See PART I – “Executive Officers of the Registrant on page 45 in this Form 10-K.”

C.  Code of Ethics and Other Corporate Governance Disclosures

Cigna’s Code of Ethics is the Company’s code of business conduct and ethics, and applies to Cigna’s directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees. The Code of Ethics is posted on the Corporate Governance section found on the “About Cigna” page of the Company’s website, www.cigna.com. In the event the Company substantively amends its Code of Ethics or waives a provision of the Code, Cigna intends to disclose the amendment or waiver on the Corporate Governance section of the Company’s website.

In addition, the Company’s corporate governance guidelines (Board Practices) and the charters of its board committees (audit, corporate governance, executive, finance and people resources) are available on the Corporate Governance section of the Company’s website. These corporate governance documents, as well as the Code of Ethics, are available in print to any shareholder who requests them.

ITEM 11  Executive Compensation

The information under the captions “Director Compensation,” “Report of the People Resources Committee,” “Compensation Discussion and Analysis” and “Executive Compensation” in Cigna’s proxy statement to be dated on or about March 16, 2012 is incorporated by reference.

CIGNA CORPORATION – 2011 Form 10-K – 169

Back to Contents

ITEM 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna’s equity compensation plans as of December 31, 2011:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
Equity Compensation Plans Approved by Security Holders	11,480,832	$33.92	12,184,049
Equity Compensation Plans Not Approved by Security Holders	-	-	-
TOTAL	11,480,832	$33.92	12,184,049

(1) In addition to outstanding options, includes 116,694 restricted stock units, 82,791 deferred shares, 32,315 director deferred share units that settle in shares, and 1,667,702 strategic performance shares which are reported at the maximum 200% payout rate.

(2) The weighted-average exercise price is based only on outstanding options.

(3) Includes 437,931 shares of common stock available as of the close of business December 31, 2011 for future issuance under the Cigna Directors Equity Plan; and 8,212,760 shares of common stock available as of the close of business on December 31, 2011 for future issuance under the Cigna Long-Term Incentive Plan as shares of restricted stock, strategic performance shares, shares in payment of dividend equivalent rights, shares in lieu of cash payable under a Qualifying Plan, or shares in payment of strategic performance units.

The information under the captions “Stock held by Directors, Nominees and Executive Officers” and “Largest Security Holders” in Cigna’s proxy statement to be dated on or about March 16, 2012 is incorporated by reference.

ITEM 13  Certain Relationships, Related Transactions and Director Independence

The information under the caption “Certain Transactions” in Cigna’s proxy statement to be dated on or about March 16, 2012 is incorporated by reference.

ITEM 14  Principal Accounting Fees and Services

The information under the captions “Policy for the Pre-Approval of Audit and Non-Audit Services” and “Fees to Independent Registered Public Accounting Firm” in Cigna’s proxy statement to be dated on or about March 16, 2012 is incorporated by reference.

CIGNA CORPORATION – 2011 Form 10-K – 170

Back to Contents

PART IV

ITEM 15  Exhibits and Financial Statement Schedules

(a)

(1) The following Financial Statements appear on pages 96 through 166:

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009.

Consolidated Balance Sheets as of December 31, 2011 and 2010.

Consolidated Statements of Comprehensive Income and Changes in Total Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

(2) The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

(3) The exhibits are listed in the Index to Exhibits beginning on page E-1.

CIGNA CORPORATION – 2011 Form 10-K – 171

Back to Contents

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
Date:	February 23, 2012
By:	/s/ Ralph J. Nicoletti
Name:	Ralph J. Nicoletti
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2012.

Signature	Title
/s/ David M. Cordani	Chief Executive Officer and Director (Principal Executive Officer)
David M. Cordani
/s/ Ralph J. Nicoletti	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ralph J. Nicoletti
/s/ Mary T. Hoeltzel	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Mary T. Hoeltzel
/s/ Eric J. Foss	Director
Eric J. Foss
/s/ Isaiah Harris, Jr.	Chairman of the Board
Isaiah Harris, Jr.
/s/ Jane E. Henney, M.D.	Director
Jane E. Henney, M.D.
/s/ Roman Martinez IV	Director
Roman Martinez IV
/s/ John M. Partridge	Director
John M. Partridge
/s/ James E. Rogers	Director
James E. Rogers
/s/ Joseph P. Sullivan	Director
Joseph P. Sullivan
/s/ Eric C. Wiseman	Director
Eric C. Wiseman
/s/ Donna F. Zarcone	Director
Donna F. Zarcone
/s/ William D. Zollars	Director
William D. Zollars

CIGNA CORPORATION – 2011 Form 10-K – 172

Back to Contents

THIS PAGE INTENTIONALLY LEFT BLANK

CIGNA CORPORATION – 2011 Form 10-K – 173

Back to Contents

INDEX TO FINANCIAL STATEMENT SCHEDULES
Report of Independent Registered Public Accounting Firm on Financial Statement Schedules	FS-2
Schedules
I — Summary of Investments-other than Investments in Related Parties — December 31, 2011	FS-3
II — Condensed Financial Information of Cigna Corporation — (Registrant)	FS-4
III — Supplementary Insurance Information	FS-10
IV — Reinsurance	FS-12
V — Valuation and Qualifying Accounts and Reserves	FS-13

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION – 2011 Form 10-K – FS-1

Back to Contents

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2012 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2012

CIGNA CORPORATION – 2011 Form 10-K – FS-2

Back to Contents

Cigna Corporation and Subsidiaries
Schedule I  — Summary of Investments-other than Investments in Related Parties — December 31, 2011 (In millions)

Type of Investment	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$552	$958	$958
States, municipalities and political subdivisions	2,185	2,456	2,456
Foreign governments	1,173	1,274	1,274
Public utilities	84	88	88
All other corporate bonds	9,378	10,401	10,401
Asset backed securities:
United States government agencies mortgage-backed	9	9	9
Other mortgage-backed	74	80	80
Other asset-backed	778	927	927
Redeemable preferred stocks	24	24	24
TOTAL FIXED MATURITIES	14,257	16,217	16,217
Equity securities:
Common stocks:
Industrial, miscellaneous and all other	25	27	27
Non redeemable preferred stocks	99	73	73
TOTAL EQUITY SECURITIES	124	100	100
Commercial mortgage loans on real estate	3,301		3,301
Policy loans	1,502		1,502
Real estate investments	87		87
Other long-term investments	1,014		1,058
Short-term investments	225		225
TOTAL INVESTMENTS	$20,510		$22,490

CIGNA CORPORATION – 2011 Form 10-K – FS-3

Back to Contents

Cigna Corporation and Subsidiaries
Schedule II  — Condensed Financial Information of Cigna Corporation  — (Registrant)

Statements of Income

(In millions)	For the year ended December 31,
	2011	2010	2009
Operating expenses:
Interest	$195	$176	$160
Intercompany interest	19	26	80
Other	92	129	68
TOTAL OPERATING EXPENSES	306	331	308
Loss before income taxes	(306)	(331)	(308)
Income tax benefit	(107)	(106)	(118)
Loss of parent company	(199)	(225)	(190)
Equity in income of subsidiaries from continuing operations	1,526	1,570	1,491
Shareholders’ income from continuing operations	1,327	1,345	1,301
Income from discontinued operations, net of taxes	-	-	1
SHAREHOLDERS’ NET INCOME	$1,327	$1,345	$1,302
See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION – 2011 Form 10-K – FS-4

Back to Contents

Cigna Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Cigna Corporation (Registrant)

Balance sheets

(In millions)	As of December 31,
	2011	2010
ASSETS:
Investments in subsidiaries	$14,956	$14,384
Other assets	793	568
TOTAL ASSETS	$15,749	$14,952
LIABILITIES:
Intercompany	$460	$3,718
Short-term debt	100	548
Long-term debt	4,869	2,180
Other liabilities	1,976	1,861
TOTAL LIABILITIES	7,405	8,307
SHAREHOLDERS’ EQUITY:
Common stock (shares issued, 366; 351; authorized, 600)	92	88
Additional paid-in capital	3,188	2,534
Net unrealized appreciation — fixed maturities	739	529
Net unrealized appreciation — equity securities	1	3
Net unrealized depreciation — derivatives	(23)	(24)
Net translation of foreign currencies	(3)	25
Postretirement benefits liability adjustment	(1,507)	(1,147)
Accumulated other comprehensive loss	(793)	(614)
Retained earnings	11,143	9,879
Less treasury stock, at cost	(5,286)	(5,242)
TOTAL SHAREHOLDERS’ EQUITY	8,344	6,645
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,749	$14,952
See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION – 2011 Form 10-K – FS-5

Back to Contents

Cigna Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

(In millions)	For the year ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Shareholders’ Net Income	$1,327	$1,345	$1,302
Adjustments to reconcile shareholders’ net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,527)	(1,574)	(1,494)
(Income) from discontinued operations	-	-	(1)
Dividends received from subsidiaries	1,135	1,050	650
Other liabilities	(296)	(294)	(401)
Other, net	(91)	162	356
Net cash provided by operating activities	548	689	412
Cash Flows from Financing Activities:
Net change in intercompany debt	(3,258)	(816)	(579)
Repayment of debt	(449)	(268)	(199)
Net proceeds on issuance of long-term debt	2,661	543	346
Issuance of common stock	734	64	30
Common dividends paid	(11)	(11)	(11)
Repurchase of common stock	(225)	(201)	-
Net cash used in financing activities	(548)	(689)	(413)
Net increase (decrease) in cash and cash equivalents	-	-	(1)
Cash and cash equivalents, beginning of year	-	-	1
Cash and cash equivalents, end of year	$-	$-	$-
See Notes to Financial Statements on pages FS-7 through FS-9.

CIGNA CORPORATION – 2011 Form 10-K – FS-6

Back to Contents

Cigna Corporation and Subsidiaries
Schedule II — Condensed Financial Information of Cigna Corporation (Registrant)

Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto in the Annual Report on Form 10-K.

Note 1—For purposes of these condensed financial statements, Cigna Corporation’s (the Company) wholly owned and majority owned subsidiaries are recorded using the equity basis of accounting. Certain reclassifications have been made to prior years’ amounts to conform to the 2011 presentation.

Note 2—Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2011	December 31, 2010
Short-term:
Commercial Paper	$100	$100
Current maturities of long-term debt	-	448
TOTAL SHORT-TERM DEBT	$100	$548
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$-
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	298	-
4% Notes due 2022	743	-
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	-
5.375% Notes due 2042	750	-
TOTAL LONG-TERM DEBT	$4,869	$2,180

On November 10, 2011, the Company issued $2.1 billion of long-term debt as follows: $600 million of 5-Year Notes due November 15, 2016 at a stated interest rate of 2.75% ($600 million, net of discount, with an effective interest rate of 2.936% per year), $750 million of 10-Year Notes due February 15, 2022 at a stated interest rate of 4% ($743 million, net of discount, with an effective interest rate of 4.346% per year) and $750 million of 30-Year Notes due February 15, 2042 at a stated interest rate of 5.375% ($750 million, net of discount, with an effective interest rate of 5.542% per year). Interest is payable on May 15 and November 15 of each year beginning May 15, 2012 for the 5-Year Notes and February 15 and August 15 of each year beginning February 15, 2012 for the 10-Year and 30-Year Notes. The proceeds of this debt were used to reduce the intercompany payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in 2012.

CIGNA CORPORATION – 2011 Form 10-K – FS-7

Back to Contents

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 30 basis points (5-Year 2.75% Notes due 2016), 35 basis points (10-Year 4% Notes due 2022), or 40 basis points (30-Year 5.375% Notes due 2042).

In June 2011, the Company entered into a new five-year revolving credit and letter of credit agreement for $1.5 billion, which permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remaining 13 banks with 64% of the commitment. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past June 2016. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt to adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2011, the Company had $4 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.1 billion of debt outstanding. There were letters of credit of $118 million issued as of December 31, 2011.

In March 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million, net of discount, with an effective interest rate of 4.683% per year) and $300 million of 30-Year Notes due March 15, 2041 at a stated interest rate of 5.875% ($298 million, net of discount, with an effective interest rate of 6.008% per year). Interest is payable on March 15 and September 15 of each year beginning September 15, 2011. The proceeds of this debt were used for general corporate purposes, including the repayment of debt maturing in 2011.

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

During 2011, the Company repaid $449 million in maturing long-term debt.

In the fourth quarter of 2010, the Company entered into the following transactions related to its long-term debt:

•

In December 2010 the Company offered to settle its 8.5% Notes due 2019, including accrued interest from November 1 through the settlement date. The tender price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 100 basis points. The tender offer priced at a yield of 4.128% and principal of $99 million was tendered, with $251 million remaining outstanding. The Company paid $130 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $21 million.

•

In December 2010 the Company offered to settle its 6.35% Notes due 2018, including accrued interest from September 16 through the settlement date. The tender price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 45 basis points. The tender offer priced at a yield of 3.923% and principal of $169 million was tendered, with $131 million remaining outstanding. The Company paid $198 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $18 million.

•

In December 2010, the Company issued $250 million of 4.375% Notes ($249 million net of debt discount, with an effective interest rate of 5.1%). The difference between the stated and effective interest rates primarily reflects the effect of treasury locks. Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. These Notes will mature on December 15, 2020. The proceeds of this debt were used to fund the tender offer for the 8.5% Senior Notes due 2019 and the 6.35% Senior Notes due 2018 described above.

In May 2010, the Company issued $300 million of 5.125% Notes ($299 million, net of debt discount, with an effective interest rate of 5.36% per year). Interest is payable on June 15 and December 15 of each year beginning December 15, 2010. These Notes will mature on June 15, 2020. The proceeds of this debt were used for general corporate purposes.

CIGNA CORPORATION – 2011 Form 10-K – FS-8

Back to Contents

The Company may redeem the Notes issued in 2010 at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury Rate plus 25 basis points.

Maturities of debt are as follows (in millions): none in 2012, 2013, 2014, 2015, $600 in 2016 and the remainder in years after 2016. Interest expense on long-term and short-term debt was $195 million in 2011, $176 million in 2010, and $160 million in 2009. Interest paid on long-term and short-term debt was $179 million in 2011, $175 million in 2010, and $153 million in 2009.

Note 3—Intercompany liabilities consist primarily of loans payable to Cigna Holdings, Inc. of $460 million as of December 31, 2011 and $3.7 billion as of December 31, 2010. The proceeds of the debt issuance in November 2011 of $2.1 billion (see Note 2) and the equity issuance of $629 million (see Note 5) were used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in 2012. Interest was accrued at an average monthly rate of 0.63% for 2011 and 0.61% for 2010.

Note 4—As of December 31, 2011, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•

The Company has arranged for bank letters of credit in the amount of $36 million in support of its indirect wholly owned subsidiaries. As of December 31, 2011, approximately $33 million of the letters of credit were issued to support Cigna Global Reinsurance Company, an indirect wholly owned subsidiary domiciled in Bermuda. These letters of credit primarily secure the payment of insureds’ claims from run-off reinsurance operations. As of December 31, 2011, approximately $3 million of the letters of credit were issued to provide collateral support for various other indirectly wholly owned subsidiaries of the Company.

•

Various indirect, wholly owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December was $24 million.

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

•

In addition, the Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company’s reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2011, the reserve was $88 million.

In 2011, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company’s results of operations, liquidity or financial condition.

Note 5 - On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds were $650 million ($629 million net of underwriting discount and fees). The proceeds were used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in January 2012.

CIGNA CORPORATION – 2011 Form 10-K – FS-9

Back to Contents

Cigna Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information

Segment (In millions)	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims	Unearned premiums and fees
Year Ended December 31, 2011:
Health Care	$51	$481	$1,229	$77
Disability and Life	1	1,178	3,208	16
International	1,192	1,338	411	381
Run-off Reinsurance	-	1,172	240	-
Other Operations	68	12,977	160	27
Corporate	-	-	(7)	-
TOTAL	$1,312	$17,146	$5,241	$501
Year Ended December 31, 2010:
Health Care	$54	$488	$1,400	$80
Disability and Life	2	1,066	3,180	17
International	998	1,173	288	288
Run-off Reinsurance	-	1,139	244	-
Other Operations	68	12,790	159	31
Corporate	-	-	(8)	-
TOTAL	$1,122	$16,656	$5,263	$416
Year Ended December 31, 2009:
Health Care	$60	$507	$1,098	$76
Disability and Life	6	1,023	3,122	32
International	808	1,003	228	282
Run-off Reinsurance	-	1,287	288	-
Other Operations	69	12,800	161	37
Corporate	-	-	(8)	-
TOTAL	$943	$16,620	$4,889	$427

CIGNA CORPORATION – 2011 Form 10-K – FS-10

Back to Contents

Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

$13,181	$274	$8,265	$139	$5,185
2,780	267	2,003	4	644
2,990	96	1,697	185	819
24	103	140	-	265
114	400	385	6	60
-	6	-	-	233
$19,089	$1,146	$12,490	$334	$7,206

$13,319	$243	$8,670	$155	$5,086
2,667	261	1,935	6	699
2,268	82	1,255	145	639
25	114	(22)	-	113
114	404	395	6	53
-	1	-	-	248
$18,393	$1,105	$12,233	$312	$6,838

$11,384	$181	$7,096	$141	$4,742
2,634	244	1,922	6	670
1,882	69	1,080	146	491
29	113	(146)	-	(273)
112	407	398	6	62
-	-	(16)	-	191
$16,041	$1,014	$10,334	$299	$5,883

(1) Amounts presented are shown net of the effects of reinsurance. See Note 7 to the Consolidated Financial Statements included in Cigna’s 2011 Annual Report on Form 10-K.

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

CIGNA CORPORATION – 2011 Form 10-K – FS-11

Back to Contents

Cigna Corporation and Subsidiaries
Schedule IV — Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year Ended December 31, 2011:
Life insurance in force	$606,587	$53,088	$9,163	$562,662	1.6%
Premiums and fees:
Life insurance and annuities	$1,990	$280	$40	$1,750	2.3%
Accident and health insurance	17,352	167	154	17,339	0.9%
TOTAL	$19,342	$447	$194	$19,089	1.0%
Year Ended December 31, 2010:
Life insurance in force	$566,841	$44,335	$9,734	$532,240	1.8%
Premiums and fees:
Life insurance and annuities	$2,026	$264	$107	$1,869	5.7%
Accident and health insurance	16,272	173	425	16,524	2.6%
TOTAL	$18,298	$437	$532	$18,393	2.9%
Year Ended December 31, 2009:
Life insurance in force	$544,687	$50,011	$71,107	$565,783	12.6%
Premiums and fees:
Life insurance and annuities	$1,909	$297	$305	$1,917	15.9%
Accident and health insurance	13,476	156	804	14,124	5.7%
TOTAL	$15,385	$453	$1,109	$16,041	6.9%

CIGNA CORPORATION – 2011 Form 10-K – FS-12

Back to Contents

Cigna Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts and Reserves

Description (In millions)	Balance at beginning of period	Charged (Credited) to costs and expenses (1)	Charged (Credited) to other accounts (2)	Other deductions - Describe (3)	Balance at end of period
2011:
Investment asset valuation reserves:
Commercial mortgage loans	$12	$16	$-	$(9)	$19
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$49	$4	$(1)	$(7)	$45
Deferred tax asset valuation allowance	$23	$4	$15	$-	$42
Reinsurance recoverables	$10	$(5)	$-	$-	$5
2010:
Investment asset valuation reserves:
Commercial mortgage loans	$17	$24	$-	$(29)	$12
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$43	$11	$-	$(5)	$49
Deferred tax asset valuation allowance	$116	$(93)	$-	$-	$23
Reinsurance recoverables	$15	$(5)	$-	$-	$10
2009:
Investment asset valuation reserves:
Commercial mortgage loans	$3	$17	$-	$(3)	$17
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$50	$(2)	$-	$(5)	$43
Deferred tax asset valuation allowance	$126	$(2)	$-	$(8)	$116
Reinsurance recoverables	$23	$(7)	$-	$(1)	$15

(1) 2010 amount for deferred tax asset valuation allowance primarily reflects the resolution of a federal tax matter. See Note 19 to the Consolidated Financial Statements.

(2) 2011 increase to deferred tax asset valuation allowance reflects effects of the acquisition of First Assist in November 2011.

(3) 2011 and 2010 amounts for commercial mortgage loans primarily reflects charge-offs upon sales and repayments, as well as transfers to foreclosed real estate.

CIGNA CORPORATION – 2011 Form 10-K – FS-13

Back to Contents

Index to Exhibits

Number		Description	Method of Filing
2.1		Agreement and Plan of Merger dated as of October 24, 2011 by and among Cigna Corporation, Cigna Magnolia Corp. and HealthSpring, Inc.*	Filed as Exhibit 2.1 to the registrant’s Form 8-K on October 27, 2011 and incorporated herein by reference.
2.2		Voting Agreement dated as of October 24, 2011 among Cigna Corporation and Herbert A. Fritch	Filed as Exhibit 2.3 to the registrant’s Form 8-K on October 26, 2011 and incorporated herein by reference.
3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K on October 26, 2010 and incorporated herein by reference.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.
	(b)	Supplemental Indenture No. 1 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2006 and incorporated herein by reference.
	(c)	Supplemental Indenture No. 2 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant’s Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e)	Supplemental Indenture No. 4 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2009 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.27 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed herewith.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2012	Filed herewith.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.3 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.5		Cigna Corporation Director Equity Plan	Filed as Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Compensation Program for Independent Vice Chairman/Chairman of the Board of Directors	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference.
10.7		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.8	(a)	Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.3 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.9		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.10		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.11		Description of Cigna Corporation Strategic Performance Share Program	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.12		Cigna Executive Incentive Plan amended and restated as of January 1, 2008	Filed as Exhibit 10.8 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.13	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
10.14		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed herewith.
10.15		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
10.16	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed herewith.
10.17	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant’s Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.18		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.19		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.20		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with Mr. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed herewith.
10.22		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant and Grant Letter	Filed herewith.
10.23		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant and Grant Letter	Filed as Exhibit 10.27 to the registrant’s Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.24		Bertram L. Scott’s Offer of Employment dated May 19, 2010	Filed as Exhibit 10.2 to the registrant’s Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
10.25		Agreement and Release dated April 27, 2011 with Carol Ann Petren	Filed as Exhibit 99.1 to the registrant’s Form 8-K filed on May 3, 2011 and incorporated herein by reference.
10.26		Ralph Nicoletti’s Offer of Employment dated April 27, 2011	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on May 31, 2011 and incorporated herein by reference.
10.27		Agreement and Release executed December 9, 2011 with Bertram L. Scott	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on December 9, 2011 and incorporated herein by reference.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

* Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.

CIGNA CORPORATION – 2011 Form 10-K – E-2

Back to Contents

The registrant will furnish to the Commission upon request of any other instruments defining the rights of holders of long-term debt.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

CIGNA CORPORATION – 2011 Form 10-K – E-3