Form 10-Q
period 2012-03-31
CIGNA CORP
filed 2012-05-03
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

As of April 16, 2012, 288,321,052 shares of the issuer’s common stock were outstanding.

Back to Contents

Cigna Corporation

Index

Page
PART I	FINANCIAL INFORMATION	1
ITEM 1	Financial Statements	1
Consolidated Statements of Income	1
Consolidated Statements of Comprehensive Income	2
Consolidated Balance Sheets	3
Consolidated Statement of Changes in Total Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements	6
ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	80
ITEM 4	Controls and Procedures	81
PART II	OTHER INFORMATION	82
ITEM 1	Legal Proceedings	82
ITEM 1A	Risk Factors	83
ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	84
ITEM 6	Exhibits	85
Signature	86
Index to Exhibits	E-1

As used herein, “Cigna” for the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Back to Contents

PART I FINANCIAL INFORMATION

ITEM 1   Financial Statements

Cigna Corporation

Consolidated Statements of Income

(In millions, except per share amounts)	Unaudited Three Months Ended March 31,
	2012	2011
Revenues
Premiums and fees	$6,141	$4,733
Net investment income	288	279
Mail order pharmacy revenues	386	339
Other revenues	(40)	34
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(3)	-
Other realized investment gains	16	26
Total realized investment gains	13	26
TOTAL REVENUES	6,788	5,411
Benefits and Expenses
Health Care medical claims expense	3,037	2,077
Other benefit expenses	1,104	994
Mail order pharmacy cost of goods sold	321	276
GMIB fair value (gain)	(67)	(16)
Other operating expenses	1,841	1,501
TOTAL BENEFITS AND EXPENSES	6,236	4,832
Income before Income Taxes	552	579
Income taxes:
Current	135	22
Deferred	46	143
TOTAL TAXES	181	165
Net Income	371	414
Less: Net Income Attributable to Noncontrolling Interest	-	1
Shareholders’ Net Income	$371	$413
Shareholders’ Net Income Per Share:
Basic	$1.30	$1.53
Diluted	$1.28	$1.51
Dividends Declared Per Share	$0.04	$0.04
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 1

Back to Contents

Cigna Corporation

Consolidated Statements of Comprehensive Income

(In millions, except per share amounts)	Unaudited Three Months Ended March 31,
	2012	2011
Shareholders’ net income	$371	$413
Shareholders’ Other Comprehensive Income (Loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	23	(8)
Equity securities	1	2
Net unrealized appreciation (depreciation) on securities	24	(6)
Net unrealized depreciation, derivatives	(5)	(5)
Net translation of foreign currencies	35	48
Postretirement benefits liability adjustment	11	4
Shareholders’ Other comprehensive income	65	41
Shareholders’ comprehensive income	436	454
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	-	1
Total Comprehensive income	$436	$455
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 2

Back to Contents

Cigna Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of March 31, 2012	As of December 31, 2011
ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,170; $14,257)	$17,049	$16,217
Equity securities, at fair value (cost, $124; $124)	107	100
Commercial mortgage loans	3,259	3,301
Policy loans	1,488	1,502
Real estate	79	87
Other long-term investments	1,095	1,058
Short-term investments	187	225
Total investments	23,264	22,490
Cash and cash equivalents	2,111	4,690
Accrued investment income	291	252
Premiums, accounts and notes receivable, net	1,897	1,358
Reinsurance recoverables	6,187	6,256
Deferred policy acquisition costs	884	817
Property and equipment	1,083	1,024
Deferred income taxes, net	533	803
Goodwill	5,726	3,164
Other assets, including other intangibles	2,328	1,750
Separate account assets	8,481	8,093
TOTAL ASSETS	$52,785	$50,697
LIABILITIES
Contractholder deposit funds	$8,566	$8,553
Future policy benefits	8,404	8,593
Unpaid claims and claim expenses	4,176	4,146
Health Care medical claims payable	1,698	1,095
Unearned premiums and fees	1,050	502
Total insurance and contractholder liabilities	23,894	22,889
Accounts payable, accrued expenses and other liabilities	6,632	6,627
Short-term debt	227	104
Long-term debt	4,990	4,990
Separate account liabilities	8,481	8,093
TOTAL LIABILITIES	44,224	42,703
Contingencies — Note 17
SHAREHOLDERS’ EQUITY
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)	92	92
Additional paid-in capital	3,268	3,188
Net unrealized appreciation, fixed maturities	$762	$739
Net unrealized appreciation, equity securities	2	1
Net unrealized depreciation, derivatives	(28)	(23)
Net translation of foreign currencies	38	3
Postretirement benefits liability adjustment	(1,496)	(1,507)
Accumulated other comprehensive loss	(722)	(787)
Retained earnings	11,123	10,787
Less treasury stock, at cost	(5,200)	(5,286)
Total shareholders’ equity	8,561	7,994
Total liabilities and shareholders’ equity	$52,785	$50,697
SHAREHOLDERS’ EQUITY PER SHARE	$29.69	$28.00
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 3

Back to Contents

Cigna Corporation

Consolidated Statement of Changes in Total Equity

Unaudited
For the three months ended March 31, 2012
(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012, as retrospectively adjusted	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994	$-	$7,994
Effect of issuing stock for employee benefit plans		80		(24)	86	142		142
Other comprehensive income			65			65		65
Net income				371		371	-	371
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
BALANCE AT MARCH 31, 2012	$92	$3,268	$(722)	$11,123	$(5,200)	$8,561	$-	$8,561
For the three months ended March 31, 2011
(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011, as previously reported	$88	$2,534	$(614)	$9,879	$(5,242)	$6,645	$18	$6,663
Cumulative effect of amended accounting guidance for deferred policy acquisition costs				(289)		(289)		(289)
Balance at January 1, 2011, as retrospectively adjusted	88	2,534	(614)	9,590	(5,242)	6,356	18	6,374
Effect of issuing stock for employee benefit plans		9		(27)	93	75		75
Effect of acquiring noncontrolling interest		4				4	(19)	(15)
Other comprehensive income			41			41		41
Net income				413		413	1	414
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(163)	(163)		(163)
BALANCE AT MARCH 31, 2011	$88	$2,547	$(573)	$9,965	$(5,312)	$6,715	$-	$6,715
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 4

Back to Contents

Cigna Corporation

Consolidated Statements of Cash Flows

(In millions)	Unaudited
	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$371	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126	83
Realized investment gains	(13)	(26)
Deferred income taxes	46	143
Gains on sale of businesses (excluding discontinued operations)	(5)	(5)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(215)	(129)
Reinsurance recoverables	(30)	(2)
Deferred policy acquisition costs	(47)	(48)
Other assets	155	41
Insurance liabilities	637	77
Accounts payable, accrued expenses and other liabilities	(166)	(366)
Current income taxes	105	(87)
Other, net	(23)	(44)
NET CASH PROVIDED BY OPERATING ACTIVITIES	941	51
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	221	155
Commercial mortgage loans	165	28
Other (primarily short-term and other long-term investments)	300	221
Investment maturities and repayments:
Fixed maturities	317	319
Commercial mortgage loans	36	75
Investments purchased:
Fixed maturities	(831)	(790)
Equity securities	-	(8)
Commercial mortgage loans	(180)	(18)
Other (primarily short-term and other long-term investments)	(167)	(213)
Property and equipment purchases	(81)	(73)
Acquisitions, net of cash acquired	(3,199)	(12)
NET CASH USED IN INVESTING ACTIVITIES	(3,419)	(316)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	261	321
Withdrawals and benefit payments from contractholder deposit funds	(231)	(303)
Change in cash overdraft position	22	6
Net change in short-term debt	123	(222)
Issuance of long-term debt	-	591
Repayment of long-term debt	(326)	(2)
Repurchase of common stock	-	(152)
Issuance of common stock	45	66
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(106)	305
Effect of foreign currency rate changes on cash and cash equivalents	5	11
Net (decrease) / increase in cash and cash equivalents	(2,579)	51
Cash and cash equivalents, January 1,	4,690	1,605
Cash and cash equivalents, March 31,	$2,111	$1,656
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$22	$106
Interest paid	$54	$27
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION – Form 10-Q – 5

Back to Contents

Cigna Corporation

Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1     Basis of Presentation

Cigna Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in its Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). As used in this document, “Cigna” or “the Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries. The Consolidated Financial Statements include the accounts of Cigna Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is a global health services organization with insurance subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and, in selected international markets, Cigna offers supplemental health, life and accident insurance products and international health care coverage and services to businesses, governmental and non governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run off operations, including a Run off Reinsurance segment.

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2011 Form 10-K.

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

As explained further in Note 3, on January 31, 2012, the Company acquired HealthSpring, Inc. for approximately $3.8 billion.

NOTE 2     Recent Accounting Pronouncements

Deferred policy acquisition costs. Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) amended guidance (ASU 2010-26) on accounting for costs to acquire or renew insurance contracts. This guidance requires certain sales compensation and telemarketing costs related to unsuccessful efforts and any indirect costs to be expensed as incurred. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its International segment. This amended guidance was implemented through retrospective adjustment of comparative prior periods. As reported in the Consolidated Statement of Equity, the cumulative effect of adopting the amended accounting guidance as of January 1, 2011 was a reduction in Total Shareholders’ Equity of $289 million. Full-year 2011 shareholders’ net income on a retrospectively adjusted basis was reduced by $67 million, partially offset by increased foreign currency translation of $6 million, resulting in a cumulative impact on Total Shareholders’ Equity as of December 31, 2011 of $350 million. Summarized below are the effects of the amended guidance on previously reported amounts for the three months ended March 31, 2011.

CIGNA CORPORATION – Form 10-Q – 6

Back to Contents

Condensed Consolidated Statement of Income

Three Months Ended March 31, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Revenues, excluding other revenues	$5,377	$-	$5,377
Other revenues	36	(2)	34
Total Revenues	5,413	(2)	5,411
Benefits and expenses, excluding other operating expenses	3,331		3,331
Other operating expenses	1,482	19	1,501
Total benefits and expenses	4,813	19	4,832
Income before Income Taxes	600	(21)	579
Current income taxes	22		22
Deferred income taxes	148	(5)	143
Total taxes	170	(5)	165
Net income	430	(16)	414
Less: Net income attributable to Noncontrolling Interest	1	-	1
SHAREHOLDERS’ NET INCOME	$429	$(16)	$413
Earnings per share:
Basic	$1.59	$(0.06)	$1.53
Diluted	$1.57	$(0.06)	$1.51

Condensed Consolidated Balance sheet

As of December 31, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Deferred policy acquisition costs	$1,312	$(495)	$817
Deferred income taxes, net	632	171	803
Other assets, including other intangibles	1,776	(26)	1,750
All other assets	47,327		47,327
TOTAL ASSETS	$51,047	$(350)	$50,697
Net translation of foreign currencies	$(3)	$6	$3
Retained earnings	11,143	(356)	10,787
Other shareholders’ equity	(2,796)		(2,796)
TOTAL SHAREHOLDERS’ EQUITY	$8,344	$(350)	$7,994

CIGNA CORPORATION – Form 10-Q – 7

Back to Contents

Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Net income	$430	$(16)	$414
Deferred income taxes	148	(5)	143
Deferred policy acquisition expenses	(67)	19	(48)
Other assets	39	2	41

Note 16

Segment information: International

Three Months Ended March 31, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Premiums and fees and other revenues	$706	$(2)	$704
Segment earnings	77	(16)	61

Presentation of Comprehensive Income. Effective January 1, 2012, the Company adopted the FASB’s amended guidance (ASU 2011-05) that requires presenting net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements. Neither measurement of comprehensive income nor disclosure requirements for reclassification adjustments between other comprehensive income and net income were affected by this amended guidance. The Company has elected to present a separate statement of comprehensive income following the statement of income and has retrospectively adjusted prior periods to conform to the new presentation, as required.

Amendments to Fair Value Measurement and Disclosure. Effective January 1, 2012, the Company adopted the FASB’s amended guidance on fair value measurement and disclosure (ASU 2011-04) on a prospective basis. A key objective was to achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements and leveling for financial instruments not carried at fair value in the financial statements. Upon adoption, there were no effects on the Company’s fair value measurements. See Note 7 for expanded fair value disclosures.

CIGNA CORPORATION – Form 10-Q – 8

Back to Contents

NOTE 3     Acquisitions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

A.   Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. HealthSpring provides Medicare Advantage coverage in 11 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business. The acquisition of HealthSpring strengthens the Company’s ability to serve individuals across their life stages as well as deepens its presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen the Company’s existing client and customer relationships, as well as facilitates a broader deployment of its range of health and wellness capabilities and product offerings. The Company funded the acquisition with internal cash resources.

Merger consideration: The estimated merger consideration of $3.8 billion was calculated as follows:

(In millions, except per share amounts)
HealthSpring, Inc. common shares outstanding at January 30, 2011 (1)	67.8
Less: common shares outstanding not settled in cash	(0.1)
Common shares settled in cash	67.7
Price per share	$55
Cash consideration for outstanding shares (1)	$3,726
Fair value of share-based compensation awards	65
Additional cash and equity consideration	21
TOTAL MERGER CONSIDERATION	$3,812
(1) Includes 922,000 shares subject to appraisal that the Company has accrued for at $55 per share.

Fair value of share-based compensation awards. On the date of the acquisition, HealthSpring employees’ awards of options and restricted shares of HealthSpring stock were rolled over to Cigna stock options and restricted stock. Each holder of a HealthSpring stock option or restricted stock award received 1.24 Cigna stock options or restricted stock awards. The conversion ratio of 1.24 at the date of acquisition was determined by dividing the acquisition price of HealthSpring shares of $55 by the price of Cigna stock on January 31, 2012 of $44.43. The Cigna stock option exercise price was determined by using this same conversion ratio. Vesting periods and the remaining life of the options rolled over with the original HealthSpring awards.

Using fair value as of the acquisition date, the Company valued the restricted stock at Cigna’s stock price and stock options using a Black-Scholes pricing model. The assumptions used were generally consistent with those disclosed in Note 20 to the Company’s 2011 Consolidated Financial Statements included in the Form 10-K, except the expected life assumption of these options ranged from 1.8 to 4.8 years and the exercise price did not equal the market value at the grant date. Because the exercise price at the acquisition date for substantially all of the options was significantly below Cigna’s stock price, fair value of the new stock options approximated intrinsic value.

The fair value of these options and restricted stock was included in the purchase price to the extent that services had been provided prior to the acquisition based on the grant date of the original HealthSpring award and vesting period. The remaining fair value not included in the purchase price will be recorded as compensation expense in future periods over the remaining vesting periods. Most of the expense is expected to be recognized in 2012 and 2013.

CIGNA CORPORATION – Form 10-Q – 9

Back to Contents

The following table summarizes the effect of these rollover awards for former HealthSpring employees.

(awards in thousands, dollars in millions, except per share amounts)	Number of awards	Average exercise/ award price	Fair value of awards	Included in purchase price	Compensation expense post-acquisition
Vested options	589	$14.04	$18	$18	$-
Unvested options	1,336	$16.21	37	28	9
Restricted stock	786	$44.43	35	19	16
TOTAL	2,711		$90	$65	$25

Purchase price allocation. In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months. Goodwill, that is allocated to the Health Care segment, has not yet been allocated to a reporting unit as of March 31, 2012 and is not deductible for federal income tax purposes. During the three months ended March 31, 2012, the Company recorded $41 million pre-tax ($28 million after-tax) of acquisition-related costs in other operating expenses. The condensed balance sheet of HealthSpring at the acquisition date was as follows:

(In millions)
Investments	$612
Cash and cash equivalents	492
Premiums, accounts and notes receivable	320
Goodwill	2,547
Intangible assets	795
Other	94
TOTAL ASSETS ACQUIRED	4,860
Insurance liabilities	514
Deferred income taxes	208
Debt	326
TOTAL LIABILITIES ACQUIRED	1,048
NET ASSETS ACQUIRED	$3,812

In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the three months ended March 31, 2012.

The estimated fair values and useful lives for all intangible assets are as follows:

(Dollars in millions)	Estimated Fair Value	Estimated Useful Life (In Years)
Customer relationships	$711	8
Other	84	3-10
TOTAL OTHER INTANGIBLE ASSETS	$795

The fair value of the customer relationship and the amortization method were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The estimated weighted average useful life reflects the time period and pattern of use that Cigna expects for over 90% of the projected benefits. Accordingly, amortization will be recorded on an accelerated basis in 2012 and decline in subsequent years.

The results of HealthSpring have been included in the Company’s Consolidated Financial Statements from the date of the acquisition. Revenues of HealthSpring included in the Company’s results for three months ended March 31, 2012 were approximately $1.0 billion. Net income for HealthSpring was determined to be immaterial.

CIGNA CORPORATION – Form 10-Q – 10

Back to Contents

Pro forma information. The following table presents selected unaudited pro forma information for the Company assuming the acquisition of HealthSpring had occurred as of January 1, 2011. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

(In millions, except per share amounts)	Unaudited Three Months Ended March 31,
	2012	2011
Total revenues	$7,277	$6,812
Shareholders’ net income	$381	$427
Earnings per share:
Basic	$1.33	$1.49
Diluted	$1.32	$1.46

B.   Acquisition of FirstAssist

In November 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million, using available cash on hand. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months. During the first quarter of 2012, the Company updated its allocation of the purchase price based on additional information. Accordingly, the allocation to intangible assets was decreased by $18 million from $58 million reported at December 31, 2011 to $40 million. The allocation to goodwill was increased by $7 million from $56 million reported at December 31, 2011 to $63 million. Goodwill is reported in the International segment.

The results of FirstAssist are included in the Company’s Consolidated Financial Statements from the date of acquisition. The pro forma effects assuming the acquisition had occurred as of January 1, 2010 were not material to the Company’s total revenues, shareholders’ net income and earnings per share for the three months ended March 31, 2011.

CIGNA CORPORATION – Form 10-Q – 11

Back to Contents

NOTE 4     Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted
Three Months Ended March 31,
2012
Shareholders’ net income	$371		$371
Shares (in thousands) :
Weighted average	285,159		285,159
Common stock equivalents		3,840	3,840
Total shares	285,159	3,840	288,999
EPS	$1.30	$(0.02)	$1.28
2011
Shareholders’ net income	$413		$413
Shares (in thousands):
Weighted average	270,377		270,377
Common stock equivalents		3,496	3,496
Total shares	270,377	3,496	273,873
EPS	$1.53	$(0.02)	$1.51

In 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. See Note 2 for the effect of this new guidance on previously reported EPS amounts.

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

(In millions)	Three Months Ended March 31,
	2012	2011
Antidilutive options	3.8	4.1

The Company held 77,847,260 shares of common stock in Treasury as of March 31, 2012, and 80,240,471 shares as of March 31, 2011.

NOTE 5     Health Care Medical Claims Payable

Medical claims payable for the Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process) and other medical expense payable, that primarily comprises accruals for incentives and other amounts payable to health care professionals and facilities. Incurred but not yet reported is the majority of the reserve balance as follows:

(In millions)	March 31, 2012	December 31, 2011
Incurred but not yet reported	$1,416	$952
Reported claims in process	170	129
Physician Incentives and other medical expense payable	112	14
MEDICAL CLAIMS PAYABLE	$1,698	$1,095

CIGNA CORPORATION – Form 10-Q – 12

Back to Contents

Activity in medical claims payable was as follows:

(In millions)	For the period ended
	March 31, 2012	December 31, 2011
Balance at January 1,	$1,095	$1,246
Less: Reinsurance and other amounts recoverable	194	236
Balance at January 1, net	901	1,010
Acquired HealthSpring balances, net	510	-
Incurred claims related to:
Current year	3,172	8,308
Prior years	(135)	(126)
Total incurred	3,037	8,182
Paid claims related to:
Current year	2,002	7,450
Prior years	950	841
Total paid	2,952	8,291
Ending Balance, net	1,496	901
Add: Reinsurance and other amounts recoverable	202	194
ENDING BALANCE	$1,698	$1,095

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the three months ended March 31, 2012, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $135 million, or 1.6% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors resulted in a reduction in medical claims payable of $60 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2011 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $75 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2011 for the insured book of business.

For the year ended December 31, 2011, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $126 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction of the medical claims payable of $87 million, or 1.0% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction of the medical claims payable of $39 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

The favorable impacts in 2012 and 2011 relating to completion factors and medical cost trend variances are primarily due to the release of the provision for moderately adverse conditions, that is a component of the assumptions for both completion factors and medical cost trend, established for claims incurred related to prior years. This release was substantially offset by the provision for moderately adverse conditions established for claims incurred related to the current year.

The corresponding impact of prior year development on shareholders’ net income was $38 million for the three months ended March 31, 2012 compared with $22 million for the three months ended March 31, 2011. The favorable effect of prior year development on net income in 2012 and 2011 primarily reflects continued low utilization of medical services. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

CIGNA CORPORATION – Form 10-Q – 13

Back to Contents

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, that require the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders’ net income.

Second, as a result of the adoption of the commercial minimum medical loss ratio (MLR) provisions of the Patient Protection and Affordable Care Act in 2011, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company’s retrospectively experience-rated business do not always impact shareholders’ net income. For the Company’s retrospectively experience-rated business only adjustments to medical claims payable on accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2011 Form 10-K.

NOTE 6     Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.1 billion as of March 31, 2012 and $1.2 billion as of December 31, 2011. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using an internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company’s experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

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

During the first quarter of 2012, the Company’s normal review of reserves resulted in a charge to strengthen GMDB reserves of $18 million ($11 million after-tax) reported in other benefit expenses. The charge was due to the update of long-term assumptions described below, and primarily reflected the decrease in assumed lapses.

Since December 31, 2011, the Company has updated the following long-term assumptions for GMDB based on a review of experience:

•

The lapse assumption for the largest client of the business, that represents approximately 70% of the reserve, was updated. The lapse rate varies depending on contract type, policy duration, and the ratio of the net amount at risk to account value. As a result of this update, the overall range of lapses for the entire block of business changed from 0% to 24% at December 31, 2011 to 0% to 18% at March 31, 2012. The effect of this update was an increase in the reserve.

CIGNA CORPORATION – Form 10-Q – 14

Back to Contents

•

The reserves include an estimate for partial surrenders, that essentially lock in the death benefit for a particular policy based on annual election rates, depending on the net amount at risk for each policy and whether surrender charges apply. The election rates were updated from 0%-15% at December 31, 2011 to 0%-13% at March 31, 2012. The effect of this update was a decrease in the reserve.

•

The volatility assumption was updated to use a review of historical weekly returns for each index (e.g. S&P 500) for a 20-year period. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The volatility assumption for equity fund types has been updated from 16%-25% at December 31, 2011 to 18% - 24% at March 31, 2012; for bond funds from 4% - 10% at December 31, 2011 to 5% - 7% at March 31, 2012; and for money market funds from 2% at December 31, 2011 to 0% - 1% at March 31, 2012. The degree of correlation between asset classes was also updated. The effect of these updates was an increase in the reserve.

During 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefit expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by an adverse impact of $34 million ($22 million after-tax) due to volatile equity market conditions, adverse interest rate impacts of $22 million ($15 million after-tax) reflecting management’s consideration of the anticipated impact of continuing low current short-term interest rates and adverse impacts of overall market declines in the third quarter of $13 million ($8 million after-tax), that included an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments.

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	For the period ended
	March 31, 2012	December 31, 2011
Balance at January 1	$1,170	$1,138
Add: Unpaid Claims	40	37
Less: Reinsurance and other amounts recoverable	53	51
Balance at January 1, net	1,157	1,124
Add: Incurred benefits	(50)	138
Less: Paid benefits	32	105
Ending balance, net	1,075	1,157
Less: Unpaid Claims	38	40
Add: Reinsurance and other amounts recoverable	44	53
ENDING BALANCE	$1,081	$1,170

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The aggregate value of the underlying mutual fund investments was $14.5 billion as of March 31, 2012 and $13.8 billion as of December 31, 2011. The death benefit coverage in force was $4.3 billion as of March 31, 2012 and $5.4 billion as of December 31, 2011. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 470,000 as of March 31, 2012 and 480,000 as of December 31, 2011).

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (“GMIB”). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 7 for further information.

CIGNA CORPORATION – Form 10-Q – 15

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

The Company’s financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with significant unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument’s fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The prices the Company uses to value its investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy. The Company performs ongoing analyses of prices used to value the Company’s invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company’s investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review for other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2012 and December 31, 2011 about the Company’s financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, that are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

CIGNA CORPORATION – Form 10-Q – 16

Back to Contents

March 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$141	$705	$2	$848
State and local government	-	2,524	-	2,524
Foreign government	-	1,254	21	1,275
Corporate	-	10,770	438	11,208
Federal agency mortgage-backed	-	158	-	158
Other mortgage-backed	-	88	1	89
Other asset-backed	-	368	579	947
Total fixed maturities (1)	141	15,867	1,041	17,049
Equity securities	4	72	31	107
Subtotal	145	15,939	1,072	17,156
Short-term investments	-	187	-	187
GMIB assets (2)	-	-	617	617
Other derivative assets (3)	-	37	-	37
TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$145	$16,163	$1,689	$17,997
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,162	$1,162
Other derivative liabilities (3)	-	31	-	31
Total financial liabilities at fair value	$-	$31	$1,162	$1,193

(1) Fixed maturities included $712 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $101 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3) Other derivative assets included $8 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $29 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.

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

(1) Fixed maturities included $826 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $115 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3) Other derivative assets included $10 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $35 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.

CIGNA CORPORATION – Form 10-Q – 17

Back to Contents

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2012 or December 31, 2011. The nature and use of these other derivatives are described in Note 9.

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

CIGNA CORPORATION – Form 10-Q – 18

Back to Contents

Fixed maturities and equity securities. Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	March 31, 2012	December 31, 2011
Other asset and mortgage-backed securities - valued using pricing models	$580	$565
Corporate and government bonds - valued using pricing models	384	335
Corporate bonds - valued at transaction price	77	72
Equity securities - valued at transaction price	31	30
TOTAL	$1,072	$1,002

Fair values of other asset and mortgage-backed securities, corporate and government bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation. Certain subordinated corporate bonds and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

The following table summarizes the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of March 31, 2012. The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

Other asset and mortgage-backed securities. The significant unobservable inputs used to value the following other asset and mortgage-backed securities are liquidity and weighting of credit spreads. An adjustment for liquidity is made when there is limited trading activity for the security, as of the measurement date, that considers current market conditions, issuer circumstances and complexity of the security structure. An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral with no standard market valuation technique. The weighting of credit spreads is primarily based on the underlying collateral’s characteristics and their proportional cash flows supporting the bond obligations. The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral, ranging from high credit quality to below investment grade.

Corporate and government bonds. The significant unobservable input used to value the following corporate and government bonds is an adjustment for liquidity.

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.

As of March 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$577	Liquidity	60-680 (80)
		Weighting of credit spreads	60-5,200 (465)
Corporate and government bonds	$242	Liquidity	10-475 (235)

Guaranteed minimum income benefit contracts. Because cash flows of the GMIB liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments, the Company reports these liabilities and assets as derivatives at fair value. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non- performance risk, as well as risk and profit charges. As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:

CIGNA CORPORATION – Form 10-Q – 19

Back to Contents

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

These GMIB assets and liabilities are estimated with an internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of March 31, 2012 were as follows:

Assumptions based on observable inputs:

•

The market return (“growth interest rate”) and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.61% at March 31, 2012 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 50% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 18% to 36% for equity funds, 6% to 9% for bond funds, and 0% to 1% for money market funds.

Assumptions based on unobservable inputs:

•

The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•

The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 1% to 12%, and depends on the time since contract issue and the relative value of the guarantee. The weighted average annual lapse rate is 2.4%.

•

The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 35%. The weighted average annual annuity election rate is 12%.

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 120 basis points for the GMIB liability with a weighted average of 45 basis points and ranged from 35 to 125 basis points for the GMIB reinsurance asset with a weighted average of 70 basis points for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant. The assumed return on capital is 10% after tax.

CIGNA CORPORATION – Form 10-Q – 20

Back to Contents

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date. Capital markets assumptions are expected to change at each valuation date reflecting currently observable market conditions. Other assumptions, that require the Company to make critical accounting estimates, may also change based on a hypothetical market participant’s view of actual experience as it emerges over time or other factors that impact the net liability. The significant unobservable inputs used in the fair value measurement of the GMIB assets and liabilities are lapse rates, annuity election rates, and spreads used to calculate nonperformance risk. Significant decreases in assumed lapse rates or spreads used to calculate nonperformance risk, or increases in assumed annuity election rates would result in higher fair value measurements. Generally, a change in one of these assumptions is not necessarily accompanied by a change in another assumption. If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company’s consolidated results of operations and, in certain situations, could be material to the Company’s financial condition.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2012 and 2011. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(86)	153	67
Other	-	-	-	-
Total gains (losses) included in shareholders’ net income	-	(86)	153	67
Gains included in other comprehensive income	8	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(11)	-	-	-
Purchases, sales and settlements:
Purchases	37	-	-	-
Settlements	(3)	(9)	18	9
Total purchases, sales and settlements	34	(9)	18	9
Transfers into/(out of) Level 3:
Transfers into Level 3	73	-	-	-
Transfers out of Level 3	(34)	-	-	-
Total transfers into/(out of) Level 3	39	-	-	-
Balance at March 31, 2012	$1,072	$617	$(1,162)	$(545)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$-	$(86)	$153	$67
(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION – Form 10-Q – 21

Back to Contents

For the Three Months Ended March 31, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(21)	37	16
Other	5	-	-	-
Total gains (losses) included in shareholders’ net income	5	(21)	37	16
Gains included in other comprehensive income	2	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(6)	-	-	-
Purchases, sales and settlements:
Purchases	7	-	-	-
Settlements	(12)	-	16	16
Total purchases, sales and settlements	(5)	-	16	16
Transfers into/(out of) Level 3:
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(1)	-	-	-
Total transfers into/(out of) Level 3	(1)	-	-	-
Balance at March 31, 2011	$928	$459	$(850)	$(391)
TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$5	$(21)	$37	$16
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

In the tables above, gains and losses included in other comprehensive income are reflected in Net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Other Comprehensive Income.

Reclassifications impacting Level 3 financial instruments are reported as transfers into or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the three months ended March 31, 2012, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain public and private corporate bonds, principally related to credit risk of the issuers.

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

CIGNA CORPORATION – Form 10-Q – 22

Back to Contents

Under FASB’s guidance for fair value measurements, the Company’s GMIB assets and liabilities are expected to be volatile in future periods because the underlying capital markets assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts (“GMIB growth interest rate hedge program”) using LIBOR swap contracts and exchange-traded treasury futures contracts. See Note 9 for further information.

GMIB fair value gains of $67 million for the three months ended March 31, 2012, were primarily due to increases in interest rates and significant increases in underlying account values during the period due to favorable equity market conditions.

GMIB fair value gains of $16 million for the three months ended March 31, 2011, were primarily due to increases in interest rates and underlying account values during the period due to favorable equity market returns, partially offset by updates to the risk and profit charges that the Company anticipates a hypothetical market participant would require to assume this business.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses. As of March 31, 2012 and December 31, 2011 separate account assets were as follows:

March 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$269	$1,400	$-	$1,669
Non-guaranteed separate accounts (1)	1,864	4,005	943	6,812
TOTAL SEPARATE ACCOUNT ASSETS	$2,133	$5,405	$943	$8,481
(1) As of March 31, 2012, non-guaranteed separate accounts included $3.2 billion in assets supporting the Company’s pension plans, including $894 million classified in Level 3.
December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$249	$1,439	$-	$1,688
Non-guaranteed separate accounts (1)	1,804	3,851	750	6,405
TOTAL SEPARATE ACCOUNT ASSETS	$2,053	$5,290	$750	$8,093
(1) As of December 31, 2011, non-guaranteed separate accounts included $3.0 billion in assets supporting the Company’s pension plans, including $702 million classified in Level 3.

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

CIGNA CORPORATION – Form 10-Q – 23

Back to Contents

The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2012 and March 31, 2011.

(In millions)	Three Months Ended March 31,
	2012	2011
Balance at January 1	$750	$594
Policyholder gains (1)	18	58
Purchases, sales and settlements:
Purchases	184	9
Sales	-	(40)
Settlements	(11)	(59)
Total purchases, sales and settlements	173	(90)
Transfers into/(out of) Level 3:
Transfers into Level 3	3	-
Transfers out of Level 3	(1)	(3)
Total transfers into/(out of) Level 3	2	(3)
BALANCE AT MARCH 31	$943	$559
(1) Included are gains of $12 million attributable to instruments still held at March 31, 2012 and gains of $40 million attributable to instruments still held at March 31, 2011.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the three months ended March 31, 2012, commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $2 million.

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

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2012 and December 31, 2011:

(In millions)	Classification in the Fair Value Hierarchy	March 31, 2012		December 31, 2011
		Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$3,390	$3,259	$3,380	$3,301
Contractholder deposit funds, excluding universal life products	Level 3	$1,084	$1,053	$1,056	$1,035
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,430	$4,947	$5,281	$4,946

The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.

CIGNA CORPORATION – Form 10-Q – 24

Back to Contents

Commercial mortgage loans. The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company’s assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan-to-value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model. The fair value measurements were classified in Level 3 because the cash flow models incorporate significant unobservable inputs.

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities. Approximately 55% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts. The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

Long-term debt, including current maturities, excluding capital leases. The fair value of long-term debt is based on quoted market prices for recent trades. When quoted market prices are not available, fair value is estimated using a discounted cash flow analysis and the Company’s estimated current borrowing rate for debt of similar terms and remaining maturities. These measurements were classified in Level 2 because the fair values are based on quoted market prices or other inputs that are market observable or can be corroborated by market data.

Fair values of off-balance-sheet financial instruments were not material.

NOTE 8     Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

(In millions)	Three Months Ended March 31,
	2012	2011
Fixed maturities	$12	$21
Equity securities	4	3
Commercial mortgage loans	(3)	-
Real estate	(1)	-
Other investments, including derivatives	1	2
Realized investment gains before income taxes	13	26
Less income taxes	1	9
NET REALIZED INVESTMENT GAINS	$12	$17

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
Credit-related (1)	$5	$-
Other	1	-
TOTAL	$6	$-
(1) Credit related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans.

CIGNA CORPORATION – Form 10-Q – 25

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

(In millions)	As of March 31, 2012	As of December 31, 2011
Included in fixed maturities:
Trading securities (amortized cost: $2; $2)	$2	$2
Hybrid securities (amortized cost: $27; $26)	29	28
TOTAL	$31	$30
Included in equity securities:
Hybrid securities (amortized cost: $92; $90)	$72	$65

Fixed maturities included $58 million at March 31, 2012, which were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities.

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2012:

(In millions)	Amortized Cost	Fair Value
Due in one year or less	$966	$977
Due after one year through five years	5,177	5,540
Due after five years through ten years	5,204	5,809
Due after ten years	2,756	3,499
Mortgage and other asset-backed securities	1,038	1,193
TOTAL	$15,141	$17,018

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $31 million at March 31, 2012 and $30 million at December 31, 2011) by type of issuer is shown below.

CIGNA CORPORATION – Form 10-Q – 26

Back to Contents

(In millions)	March 31, 2012
	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value
Federal government and agency	$509	$339	$-	$848
State and local government	2,267	261	(4)	2,524
Foreign government	1,182	95	(2)	1,275
Corporate	10,145	1,064	(31)	11,178
Federal agency mortgage-backed	157	1	-	158
Other mortgage-backed	84	10	(5)	89
Other asset-backed	797	158	(9)	946
TOTAL	$15,141	$1,928	$(51)	$17,018
(In millions)	December 31, 2011
Federal government and agency	$552	$406	$-	$958
State and local government	2,185	274	(3)	2,456
Foreign government	1,173	103	(2)	1,274
Corporate	9,460	1,070	(45)	10,485
Federal agency mortgage-backed	9	-	-	9
Other mortgage-backed	73	10	(4)	79
Other asset-backed	777	160	(11)	926
TOTAL	$14,229	$2,023	$(65)	$16,187

The above table includes investments with a fair value of $2.9 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $734 million and gross unrealized depreciation of $22 million at March 31, 2012. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2011, investments supporting this business had a fair value of $3 billion, gross unrealized appreciation of $851 million and gross unrealized depreciation of $25 million.

Sales information for available-for-sale fixed maturities and equity securities were as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
Proceeds from sales	$221	$155
Gross gains on sales	$15	$14

CIGNA CORPORATION – Form 10-Q – 27

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

Excluding trading and hybrid securities, as of March 31, 2012, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues
Fixed maturities:
One year or less:
Investment grade	$963	$974	$(11)	470
Below investment grade	$87	$90	$(3)	44
More than one year:
Investment grade	$245	$275	$(30)	49
Below investment grade	$11	$18	$(7)	12

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of March 31, 2012.

Commercial Mortgage Loans

Mortgage loans held by the Company are collateralized exclusively by commercial real estate and are diversified by property type, location and borrower. Loans are secured by high quality, primarily completed and substantially leased operating properties, generally carried at unpaid principal balances and issued at a fixed rate of interest.

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

CIGNA CORPORATION – Form 10-Q – 28

Back to Contents

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2012 and December 31, 2011:

(In millions) Loan-to-Value Ratios	March 31, 2012
	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$223	$55	$3	$50	$9	$340
50% to 59%	562	47	26	-	53	688
60% to 69%	633	159	41	-	77	910
70% to 79%	98	132	88	136	33	487
80% to 89%	99	81	78	94	100	452
90% to 99%	36	34	30	69	107	276
100% or above	-	10	50	24	22	106
TOTAL	$1,651	$518	$316	$373	$401	$3,259
(In millions) Loan-to-Value Ratios	December 31, 2011
	Debt Service Coverage Ratio					Total
	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x
Below 50%	$225	$55	$3	$50	$9	$342
50% to 59%	444	47	26	-	53	570
60% to 69%	646	140	42	-	77	905
70% to 79%	117	132	120	159	33	561
80% to 89%	99	81	79	72	71	402
90% to 99%	36	35	30	58	116	275
100% or above	-	10	50	51	135	246
TOTAL	$1,567	$500	$350	$390	$494	$3,301

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company’s investment professionals in the second quarter of 2011 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 68% at March 31, 2012, decreasing from 70% as of December 31, 2011. The portfolio’s average debt service coverage ratio was estimated to be 1.41 at March 31, 2012, a slight increase from 1.40 at December 31, 2011.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower’s request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During the three months ended March 31, 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million. The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note is now classified as an other long-term investment. During the twelve months ended December 31, 2011, the Company restructured a $65 million potential problem loan into two notes carried at $55 million and $10 million. Each of these modifications was considered a troubled debt restructuring because each borrower was experiencing financial difficulties and interest rate concessions were granted. No valuation reserves were required because the fair value of each underlying property equaled or exceeded the carrying value of the outstanding loan. As a part of these restructurings, the borrowers and the Company have committed to fund additional capital for leasing and capital requirements.

CIGNA CORPORATION – Form 10-Q – 29

Back to Contents

Other loans were modified during the three months ended March 31, 2012 and the twelve months ended December 31, 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $345 million at March 31, 2012 and $336 million at December 31, 2011. At March 31, 2012 and December 31, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region.

Impaired commercial mortgage loans. A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due (principal and interest) according to the terms of the original loan agreement. The Company assesses each loan individually for impairment, using the information obtained from the quality review process discussed above. Impaired loans are carried at the lower of unpaid principal balance or the fair value of the underlying real estate. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company does expect to recover their remaining carrying value primarily because it is less than the fair value of the underlying real estate.

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

(In millions)	March 31, 2012			December 31, 2011
	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$28	$(6)	$22	$154	$(19)	$135
Impaired commercial mortgage loans with no valuation reserves	160	-	160	60	-	60
TOTAL	$188	$(6)	$182	$214	$(19)	$195

During the three months ended March 31, 2012, the Company recorded a $3 million pre-tax ($2 million after-tax) increase in valuation reserves on an impaired commercial mortgage loan collateralized by industrial properties. The average recorded investment in impaired loans was $201 million at March 31, 2012 and $102 million at March 31, 2011. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the three months ended March 31, 2012 or 2011. Interest income on impaired commercial mortgage loans was not significant for the three months ended March 31, 2012 or 2011.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2012	2011
Reserve balance, January 1,	$19	$12
Increase in valuation reserves	3	-
Charge-offs upon sales and repayments, net of recoveries	-	(1)
Transfers to Other long-term investments	(16)	-
RESERVE BALANCE, MARCH 31,	$6	$11

Short-term investments and cash equivalents. Short-term investments and cash equivalents includes corporate securities of $736 million, federal government securities of $172 million and money market funds of $79 million as of March 31, 2012. The Company’s short-term investments and cash equivalents as of December 31, 2011 included corporate securities of $4.1 billion, federal government securities of $164 million and money market funds of $40 million.

CIGNA CORPORATION – Form 10-Q – 30

Back to Contents

NOTE 9     Derivative Financial Instruments

The Company has written and purchased reinsurance contracts under its run-off reinsurance segment that are accounted for as free standing derivatives. The Company also uses derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance segment. In addition, the Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities. See Note 2 to the Financial Statements contained in the Company’s 2011 Form 10-K for information on the Company’s accounting policy for derivative financial instruments. Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of March 31, 2012 or December 31, 2011.

Derivative instruments associated with the Company’s run-off reinsurance segment.

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

Volume of activity. The potential undiscounted future payments for the written options (GMIB liability, as defined in Note 17) was $1,137 million as of March 31, 2012 and $1,244 million as of December 31, 2011. The potential undiscounted future receipts for the purchased options (GMIB asset) was $625 million as of March 31, 2012 and $684 million as of December 31, 2011.

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
Instrument	Other Assets, including other intangibles				Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
	As of March 31, 2012		As of December 31, 2011		As of March 31, 2012	As of December 31, 2011	For the three months ended March 31,
							2012	2011
Written options (GMIB liability)	$		$		$1,162	$1,333	$(153)	$(37)
Purchased options (GMIB asset)		617		712			86	21
TOTAL		$617		$712	$1,162	$1,333	$(67)	$(16)

CIGNA CORPORATION – Form 10-Q – 31

Back to Contents

GMDB and GMIB Hedge Programs

Purpose. The Company also uses derivative financial instruments under a dynamic hedge program designed to substantially reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits (“GMDB”). During the first quarter of 2011, the Company expanded this hedge program to include a portion (approximately one-quarter) of the equity market exposures associated with its GMIB business (“GMDB and GMIB equity hedge program”). The Company also implemented a dynamic hedge program to reduce the exposure to changes in interest rate levels on the growth rate for approximately one-third of its GMDB and one-quarter of its GMIB businesses (“GMDB and GMIB growth interest rate hedge program”). These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change. See Notes 6 and 7 for further details regarding these businesses.

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

Volume of activity. The notional values of futures and swap contracts used in the GMDB and GMIB equity and growth interest rate hedge programs are included in the following table. Equity futures consist primarily of S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices. Currency futures consist of Euros, Japanese yen and British pounds.

Instrument	Notional Amount (In millions)
	As of March 31, 2012	As of December 31, 2011
Equity and currency futures - equity hedge	$805	$994
Interest rate swaps - growth interest rate hedge	240	240
U.S. Treasury futures - growth interest rate hedge	28	29
Eurodollar futures - growth interest rate hedge	486	598
TOTAL	$1,559	$1,861

The following tables provide the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Revenues
	For the three months ended March 31,
	2012	2011
Equity and currency futures for GMDB exposures	$(84)	$(44)
Equity and currency futures for GMIB exposures	(8)	-
TOTAL EQUITY AND CURRENCY FUTURES	$(92)	$(44)

CIGNA CORPORATION – Form 10-Q – 32

Back to Contents

	Other Assets, including other intangibles		Other Revenues
	As of March 31, 2012	As of December 31, 2011	For the three months ended March, 31
			2012	2011
Interest rate swaps	$28	$33	$(4)	$4
Interest rate futures (1)	-	-	1	1
TOTAL INTEREST RATE SWAPS AND FUTURES	$28	$33	$(3)	$5
Interest rate derivatives for GMDB exposures			$(3)	$4
Interest rate derivatives for GMIB exposures			-	1
TOTAL INTEREST RATE SWAPS AND FUTURES			$(3)	$5
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

Cash flows. Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Foreign currency swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to 9 years.

Volume of activity. The following table provides the notional values of these derivative instruments for the indicated periods:

Instrument	Notional Amount (In millions)
	As of March 31, 2012	As of December 31, 2011
Interest rate swaps	$133	$134
Foreign currency swaps	134	134
Combination interest rate and foreign currency swaps	64	64
TOTAL	$331	$332

CIGNA CORPORATION – Form 10-Q – 33

Back to Contents

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
Instrument	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of		As of		For the three months ended March 31,
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	2012	2011
Interest rate swaps	$7	$7	$-	$-	$-	$(2)
Foreign currency swaps	1	3	19	19	(3)	(4)
Combination interest rate and foreign currency swaps	-	-	12	11	(1)	(3)
TOTAL	$8	$10	$31	$30	$(4)	$(9)
(1) Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months ended March 31, 2012 and 2011, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not material. No gains (losses) were recognized due to ineffectiveness and there were no amounts excluded from the assessment of hedge ineffectiveness.

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

CIGNA CORPORATION – Form 10-Q – 34

Back to Contents

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

Retirement benefits business. The Company had reinsurance recoverables of $1.5 billion as of March 31, 2012 and $1.6 billion as of December 31, 2011 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of March 31, 2012, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.1 billion as of March 31, 2012 and $4.2 billion as of December 31, 2011 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements. The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or it will be required to fully secure the outstanding balance. As of March 31, 2012 both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations.  The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $317 million as of March 31, 2012 are expected to be collected from more than 70 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2012, the Company’s recoverables related to these segments were net of a reserve of $4 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company’s Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers’ compensation, and personal accident business and also purchased retrocessional coverage to reduce the risk of loss on these contracts. In 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers’ compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers.

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

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $243 million as of March 31, 2012. Of this amount, approximately 94% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2012, the Company’s recoverables related to this segment were net of a reserve of $1 million.

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

CIGNA CORPORATION – Form 10-Q – 35

Back to Contents

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2012, based on current information. However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

(In millions)	Three Months Ended
	March 31,
	2012	2011
Ceded premiums and fees
Individual life insurance and annuity business sold	$51	$47
Other	66	58
TOTAL	$117	$105
Reinsurance recoveries
Individual life insurance and annuity business sold	$68	$65
Other	54	47
TOTAL	$122	$112

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

For the three months ended March 31, 2012, the Company’s postretirement benefits liability decreased by $17 million pre-tax ($11 million after-tax) resulting in an increase in shareholders’ equity. This was primarily a result of net amortization of actuarial losses and prior service cost as well as a settlement charge in the Company’s non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits. Components of net pension and net other postretirement benefit costs were as follows:

(In millions)	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost	$1	$1	$-	$-
Interest cost	49	57	4	5
Expected long-term return on plan assets	(67)	(65)	-	-
Amortization of:
Net loss from past experience	15	9	-	-
Prior service cost	-	-	(3)	(4)
Settlement loss	6	-	-	-
NET PENSION COST	$4	$2	$1	$1

The Company funds its qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the three months ended March 31, 2012, the Company contributed $20 million that was required. For the remainder of 2012, the Company expects to make additional contributions of $230 million.

CIGNA CORPORATION – Form 10-Q – 36

Back to Contents

NOTE 13     Debt

Short-term and long-term debt were as follows:

(In millions)	March 31, 2012	December 31, 2011
Short-term:
Commercial paper	$225	$100
Current maturities of long-term debt	2	4
TOTAL SHORT-TERM DEBT	$227	$104
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	298	298
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	43	43
TOTAL LONG-TERM DEBT	$4,990	$4,990

As further described in Note 3, the Company acquired HealthSpring on January 31, 2012. At the acquisition date, HealthSpring had $326 million of debt outstanding. In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the three months ended March 31, 2012.

CIGNA CORPORATION – Form 10-Q – 37

Back to Contents

NOTE 14     Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax
Three Months Ended March 31, 2012
Net unrealized depreciation, securities:
Net unrealized appreciation on securities arising during the period	$51	$(16)	$35
Reclassification adjustment for (gains) included in shareholders’ net income	(16)	5	(11)
Net unrealized depreciation, securities	$35	$(11)	$24
Net unrealized depreciation, derivatives	$(6)	$1	$(5)
Net translation of foreign currencies	$43	$(8)	$35
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$12	$(5)	$7
Reclassification adjustment for settlement	6	(2)	4
Net postretirement benefits liability adjustment	$18	$(7)	$11
Three Months Ended March 31, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$15	$(5)	$10
Reclassification adjustment for (gains) included in shareholders’ net income	(24)	8	(16)
Net unrealized depreciation, securities	$(9)	$3	$(6)
Net unrealized depreciation, derivatives	$(8)	$3	$(5)
Net translation of foreign currencies	$53	$(5)	$48
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$5	$(1)	$4

NOTE 15     Income Taxes

A.   Income Tax Expense

The Company continues to accrue income taxes on undistributed earnings of certain foreign operations using the foreign jurisdictions’ tax rates, as compared to the higher U.S. statutory tax rate. Beginning in the first quarter of 2012, the Company began computing income taxes attributable to its China and Indonesia operations using the same method, based upon a determination that the earnings of these operations would be permanently invested overseas. The Company continues to evaluate the permanent investment of foreign earnings for additional jurisdictions.

As a result, shareholders’ net income for the three months ended March 31, 2012 increased by $17 million, which included $12 million attributable to the first quarter implementation of this method for the Company’s China and Indonesia operations. Shareholders’ net income for the three months ended March 31, 2011 increased by $9 million related to this method. Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $85 million through March 31, 2012. The year-to-date change in the cumulative unrecognized deferred tax liability includes a $9 million reduction due to the transition in the accounting for deferred acquisition costs, that was adopted through retrospective adjustment on January 1, 2012. See Note 2 for additional information.

CIGNA CORPORATION – Form 10-Q – 38

Back to Contents

B.   Unrecognized Tax Benefits

Gross unrecognized tax benefits increased for the three months ended March 31, 2012 by $16 million, resulting in a decrease to shareholders’ net income of $3 million.

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

The Company has determined it is at least reasonably possible that within the next twelve months there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters. Any changes are not expected to have a material impact on shareholder’s net income.

C.   Other Tax Matters

The Company has a continuing dispute with the IRS for tax years 2004 through 2006 concerning the appropriate reserve methodology for certain reinsurance contracts. Trial was held before the United States Tax Court for the 2004 tax year in September 2011; the Court’s decision is expected later in 2012. Prior to trial, the IRS conceded the adjustments, but did not agree with the Company’s reserve methodology. Though the IRS concession was a favorable development that significantly limited exposure, the Company has continued to pursue the litigation in order to establish that its methodology is appropriate and can be applied prospectively. The IRS raised the same issue in its audit of the Company’s 2005 and 2006 tax returns. As a result, the Company filed a petition with the United States Tax Court for these years on September 19, 2011. The Company continues to believe that it will prevail in both the 2004 and 2005-2006 litigation.

During the fourth quarter of 2011, the IRS issued a notice of deficiency relating to the 2007 and 2008 tax years. The Company disagrees with such IRS action. On January 11, 2012 the Company filed a petition in the United States Tax Court and believes that the ultimate outcome will not impact results of its operations or liquidity.

The IRS recently commenced examination of the Company’s 2009 and 2010 consolidated federal income tax returns; these examinations are not expected to be completed prior to 2013.

NOTE 16     Segment Information

The Company’s Operating segments generally reflect groups of related products, but the International segment is generally based on geography. Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and this newly acquired Medicare operating segment have been aggregated as the Health Care reportable segment reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. Other operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

As discussed in Note 2, in 2012, the Company adopted amended accounting guidance for deferred acquisition costs through retrospective adjustment of prior periods. See Note 2 for the effect of this amended guidance on previously reported segment revenue and earnings amounts.

CIGNA CORPORATION – Form 10-Q – 39

Back to Contents

Summarized segment financial information was as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$4,937	$3,719
Disability and Life	743	688
International	875	704
Run-off Reinsurance	(90)	(34)
Other Operations	39	44
Corporate	(17)	(15)
Total	$6,487	$5,106
Shareholders’ net income
Health Care	$242	$247
Disability and Life	65	82
International	80	61
Run-off Reinsurance	30	13
Other Operations	20	23
Corporate	(78)	(30)
Segment Earnings	359	396
Realized investment gains, net of taxes	12	17
SHAREHOLDERS’ NET INCOME	$371	$413

Concentration of risk. For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues and 40% of the segment’s earnings for the three months ended March 31, 2012. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory, and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of March 31, 2012, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of March 31, 2012. Approximately 73% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2012. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

CIGNA CORPORATION – Form 10-Q – 40

Back to Contents

Other Financial Guarantees

Guaranteed minimum income benefit (GMIB) contracts. The Company’s reinsurance operations, that were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect to annuitize the benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company’s exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy’s current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

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

•

all annuitants elected to receive their benefit on the next available date (2012 through 2019); and

•

all underlying mutual fund investment values remained at the March 31, 2012 value of $1.1 billion with no future returns.

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

Certain other guarantees. The Company had indemnification obligations to lenders of up to $291 million as of March 31, 2012, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2012 through 2021. The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of March 31, 2012.

As of March 31, 2012, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2013 and $16 million expire in 2017. The Company had liabilities for these guarantees of $17 million as of March 31, 2012.

CIGNA CORPORATION – Form 10-Q – 41

Back to Contents

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of March 31, 2012, the aggregate maximum exposure under these guarantees was approximately $ 380 million and there were no liabilities required. There were no after-tax charges related to these guarantees for the three months ended March 31, 2012 or for the same period in 2011. Through April 24, 2012, the exposure that existed at March 31, 2012 has been reduced by approximately 89% through customers’ funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately 15% of ASO fees reported for the three months ended March 31, 2012 were at risk, with reimbursements estimated to be approximately 1%.

The Company had indemnification obligations as of March 31, 2012 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of March 31, 2012.

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

CIGNA CORPORATION – Form 10-Q – 42

Back to Contents

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

Guaranty fund assessments. The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company’s exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the three months ended March 31, 2012 and 2011, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. As of March 31, 2012, the regulator had petitioned the state court for liquidation and the Company believes it is likely that the state court will rule on insolvency for this insurer within the next nine months. If the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums. Based on current information available, that is subject to change, the Company has estimated that potential future assessments could decrease its future results of operations by approximately $60 million after-tax. The ultimate amount and timing of any future charges for this potential insolvency will depend on several factors, including the declaration of insolvency and the amount of the potential insolvency, the basis, amount and timing of associated estimated future guaranty fund assessments and the availability and amount of any potential premium tax and other offsets. Cash payments, if any, by the Company’s insurance subsidiaries are likely to extend over several years. The Company will continue to monitor the outcome of the court’s deliberations and may record a liability and expense in a future reporting period.

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

When the Company (in the course of its regular review of pending litigation and legal matters) has determined that a material loss is reasonably possible, the matter is disclosed. In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company’s best estimate of the probable loss at the time. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range. In cases that the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the relevant costs. In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. The Company provides disclosure in the aggregate for material pending litigation and legal matters, including accruals, range of loss, or a statement that such information cannot be estimated. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

As of March 31, 2012, the Company had accrued pre-tax reserves of $102 million ($66 million after-tax) for the matters discussed below. Due to numerous uncertain and unpredictable factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

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

CIGNA CORPORATION – Form 10-Q – 43

Back to Contents

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

On September 23, 2011, the court granted in part and denied in part the motion to dismiss the consolidated amended complaint. The court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing to sue, and as a result the case will proceed only on behalf of subscribers. In addition, the court dismissed all of the antitrust claims, the ERISA claims based on disclosure and the New Jersey state law claims. The court did not dismiss the ERISA claims for benefits and claims under the RICO statute. Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011, which is fully briefed and pending.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

CIGNA CORPORATION – Form 10-Q – 44

Back to Contents

Karp gender discrimination litigation. On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit against the Company in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company filed a motion to dismiss the lawsuit on May 16, 2011, that was granted by the court on March 30, 2012. Plaintiff is expected to appeal the decision. The Company denies the allegations asserted in the litigation and will vigorously defend itself in this case.

CIGNA CORPORATION – Form 10-Q – 45

Back to Contents

ITEM 2   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index

Introduction	46
Consolidated Results of Operations	51
Critical Accounting Estimates	55
Segment Reporting	55
Health Care	56
Disability and Life	59
International	61
Run-off Reinsurance	63
Other Operations	66
Corporate	67
Liquidity and Capital Resources	68
Investment Assets	72
Market Risk	77
Cautionary Statement	78

Introduction

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2012”). Actual results may differ materially from the Company’s predictions. Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 78. The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of March 31, 2012, compared with December 31, 2011, and its results of operations for the three months ended March 31, 2012 compared with the same period last year. This discussion should be read in conjunction with the MD&A included in the Company’s 2011 Form 10-K, to which the reader is directed for additional information.

The Company is a global health service organization with insurance subsidiaries that are major providers of medical, dental, disability, life and accident insurance and related products and services. In the U.S., the majority of these products and services are offered through employers and other groups (e.g. unions and associations) and in selected international markets, Cigna offers supplemental health, life and accident insurance products and international health care coverage to businesses, governmental and non-governmental organizations and individuals. In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with GAAP. As discussed in Note 2 to the Consolidated Financial Statements, in 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. Summarized below are the impacts of the new guidance on previously reported amounts.

CIGNA CORPORATION – Form 10-Q – 46

Back to Contents

Consolidated Financial Summary

Three Months Ended March 31, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Revenues, excluding other revenue	$5,377	$-	$5,377
Other revenues	36	(2)	34
Total revenues	5,413	(2)	5,411
Benefits and expenses	4,813	19	4,832
Income before taxes	600	(21)	579
Income taxes	170	(5)	165
Net income	430	(16)	414
Less: net income attributable to noncontrolling interest	1	-	1
Shareholders’ net income	429	(16)	413
Less: realized investment gains, net of taxes	17	-	17
Segment earnings	412	(16)	396
Less: adjustments to reconcile to adjusted income from operations
Results of GMIB business (after-tax)	13	-	13
Special item, after-tax
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	24	-	24
Adjusted income from operations	$375	$(16)	$359

International Financial Summary

Three Months Ended March 31, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Revenues, excluding other revenue	$721	$-	$721
Other revenues	8	(2)	6
Total revenues	729	(2)	727
Benefits and expenses	621	19	640
Income before taxes	108	(21)	87
Income taxes	30	(5)	25
Income attributable to noncontrolling interest	1	-	1
Segment earnings	$77	$(16)	$61

CIGNA CORPORATION – Form 10-Q – 47

Back to Contents

Key Consolidated Financial Data

As explained previously in the introduction section of this MD&A and in Note 2 to the Consolidated Financial statements, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. See the tables above and Note 2 to the Consolidated Financial Statements for the effect of this new guidance on previously reported amounts.

As discussed in Note 3 to the Consolidated Financial Statements, on January 31, 2012, the Company acquired HealthSpring, Inc. The results of HealthSpring are included in the data below from the date of acquisition.

(Dollars in millions)	Three Months Ended March 31,
	2012	2011
Consolidated Total Revenues	$6,788	$5,411
Consolidated Operating Revenues(1)	$6,870	$5,425
Medical customers (in thousands) (2)	13,865	12,532
Shareholders’ net income	$371	$413
Adjusted income from operations(3)	$359	$359
Cash flows from operating activities	$941	$51
Shareholders’ equity	$8,561	$6,715

(1) For a definition of consolidated operating revenues, see the “Consolidated Results of Operations” section of the MD&A beginning on page 51.

(2) Includes medical customers of the Company’s Health Care segment as well as the International health care business, including global health benefits.

(3) For a definition of adjusted income from operations, see the “Consolidated Results of Operations” section of this MD&A beginning on page 51.

Results of Operations

•

Consolidated Revenues increased 25% and Consolidated Operating Revenues increased 27% for the three months ended March 31, 2012, primarily reflecting the acquisition of HealthSpring as well as solid growth in each of the Company’s ongoing businesses.

•

Medical customers increased 11% primarily attributable to growth in strategically targeted domestic and international markets as well as the acquisition of HealthSpring.

•

Shareholders’ net income decreased 10%, primarily due to the 2012 special items related to the HealthSpring acquisition and to a litigation matter as well as the absence of the special item reported in the first quarter 2011 related to the settlement of the 2007 and 2008 IRS audit. These effects were partially offset by higher GMIB gains.

•

Adjusted income from operations for the three months ended March 31, 2012 were level with the same period in 2011, reflecting earnings growth from the ongoing business segments, partially offset by financing costs of the HealthSpring transaction (reported in Corporate) and a charge in the GMDB business resulting from an assumption update.

•

Cash flows from operating activities were significantly higher in the first quarter of 2012, primarily attributable to the timing of receipts for Medicare Advantage and Medicare Part D programs, continued strong earnings and lower pension contributions.

Liquidity and Financial Condition

During the first quarter of 2012, the Company entered into several transactions as follows:

•

acquired HealthSpring for approximately $3.8 billion, using funds available;

•

repaid HealthSpring debt of $326 million as required; and

•

contributed $20 million to the Company’s pension plans.

Cash at the parent company as of March 31, 2012 was approximately $520 million. Shareholders’ equity increased substantially since the first quarter of 2011, reflecting strong earnings in 2011 and the first quarter of 2012 and net proceeds of $629 million from the fourth quarter 2011 equity offering of 15.2 million shares used to finance the HealthSpring acquisition.

CIGNA CORPORATION – Form 10-Q – 48

Back to Contents

Business Strategy

For information on the Company’s business strategy, see the strategy section of the Company’s 2011 Form 10-K beginning on page 2.

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

Run-off Operations

The Company’s run-off reinsurance operations have significant exposures, primarily for its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) products. As part of its strategy to effectively manage these exposures, the Company operates an equity hedge program to substantially reduce the impact of equity market movements on the liability for the GMDB business. In 2011, the Company implemented a hedge designed to offset a portion of the equity market risk for GMIB contracts as well as hedges designed to offset a portion of the interest rate risk related to GMDB and GMIB. The Company actively monitors the performance of the hedging programs, and will continue to evaluate further adjustments to the hedging programs.

These products are also influenced by a range of economic and behavioral factors that were not hedged or only partially hedged as of March 31, 2012, including:

•

a portion of equity market risk for GMIB contracts;

•

a portion of interest rate risk;

•

future partial surrender elections for GMDB contracts;

•

annuity election rate for GMIB contracts;

•

annuitant mortality and lapse rates; and

•

the collection of amounts recoverable from retrocessionaires.

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

CIGNA CORPORATION – Form 10-Q – 49

Back to Contents

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Health Care Reform”) were signed into law. Certain of the law’s provisions that affected the Company became effective during 2010 and 2011 and others will take effect from 2012 to 2018. The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be adopted in the future. Management is currently unable to estimate the full impact of Health Care Reform, including any changes resulting from the pending judicial challenge, on the Company’s future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions as well as the potential for the law to be repealed or amended. It is possible; however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Certain fees, including the annual health insurer fee, become effective in 2013 and 2014 for Cigna and others to help fund the additional insurance benefits and coverages provided by this legislation. Payment of these fees will result in charges to the Company’s financial results in future periods. In addition, since these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods. Although the Company is unable to estimate the impact of these fees on shareholders’ net income and the effective tax rate because guidance for these calculations has not been finalized, the amount of the fees is expected to be material.

Health Care Reform also impacts Cigna’s Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (which began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage “benchmark” rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing “quality bonuses” for Medicare Advantage plans with a rating of four or five stars from CMS, and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap . In addition, effective in 2014, Medicare Advantage plans will be required to maintain a minimum medical loss ratio of 85% under rules that have not yet been issued. Funding for Medicare Advantage plans has been and may continue to be altered by federal legislation.

There are currently challenges to the constitutionality of several parts of Health Care Reform, including the obligation to purchase health care coverage (the “individual mandate”). The U.S. Supreme Court heard arguments on these constitutional challenges in late March 2012. The Company’s strengths and the capabilities of its broad health and wellness portfolio are expected to help leverage potential business opportunities regardless of how Health Care Reform legislation develops. Management continues to closely monitor implementation of the law, implement necessary capabilities to ensure the Company’s compliance with Health Care Reform, actively engage with regulators to assist with the ongoing conversion of legislation to regulation and assess potential opportunities arising from Health Care Reform.

Acquisitions and Dispositions

In line with its growth strategy, the Company has strengthened its market position through the following acquisition and disposition transactions. See Note 3 for additional information.

Acquisition of HealthSpring, Inc.

On January 31, 2012, the Company acquired the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing an estimated cost of approximately $3.8 billion. See Note 3 to the Consolidated Financial Statements for additional information.

Acquisition of FirstAssist

On November 30, 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million. See Note 3 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION – Form 10-Q – 50

Back to Contents

Consolidated Results of Operations

The Company measures the financial results of its segments using “segment earnings (loss)”, that is defined as shareholders’ net income (loss) before after-tax realized investment results. Adjusted income from operations is defined as consolidated segment earnings (loss) excluding special items (defined below) and the results of the GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders’ net income.

As explained previously in the introduction section of this MD&A and in Note 2 to the Consolidated Financial Statements, the Company adopted, as required, amended accounting guidance for deferred policy acquisition costs by selecting retrospective adjustment of prior periods. See the Introduction section of this MD&A for the effect of this new guidance on previously reported amounts.

As discussed in Note 3 to the Consolidated Financial Statements, on January 31, 2012, the Company acquired HealthSpring, Inc. The results of HealthSpring are included in the financial summary below from the date of acquisition.

Summarized in the following table is a reconciliation between shareholders’ net income and adjusted income from operations.

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$6,141	$4,733
Net investment income	288	279
Mail order pharmacy revenues	386	339
Other revenues	(40)	34
Total realized investment gains	13	26
Total revenues	6,788	5,411
Benefits and expenses	6,236	4,832
Income before taxes	552	579
Income taxes	181	165
Net income	371	414
Less: net income attributable to noncontrolling interest	-	1
Shareholders’ net income	371	413
Less: realized investment gains, net of taxes	12	17
Segment earnings	359	396
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	41	13
Special items (after-tax):
Costs associated with HealthSpring acquisition	(28)	-
Litigation matter (See Note 17 to the Consolidated Financial Statements)	(13)	-
Completion of IRS Examination (See Note 15 to the Consolidated Financial Statements)	-	24
ADJUSTED INCOME FROM OPERATIONS	$359	$359

CIGNA CORPORATION – Form 10-Q – 51

Back to Contents

Summarized below is adjusted income from operations by segment:

(In millions)	Three Months Ended March 31,
	2012	2011
Adjusted Income (Loss) From Operations
Health Care	$262	$246
Disability and Life	65	77
International	80	61
Run-off Reinsurance	(11)	-
Other Operations	20	19
Corporate	(57)	(44)
TOTAL	$359	$359

Overview of March 31, 2012 Consolidated Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Shareholders’ net income decreased 10% for the three months ended March 31, 2012 compared with the same period in 2011 primarily due to the impact of the special items for costs incurred in the first quarter of 2012 related to the acquisition of HealthSpring and a litigation matter. Also contributing to the decrease was the absence of the special item reported in the first quarter 2011 related to the settlement of the 2007 and 2008 IRS audit. These effects were partially offset by higher GMIB gains. See the Run-off Reinsurance section of this MD&A beginning on page 63 for further discussion about the GMIB businesses.

Adjusted income from operations for the three months ended March 31, 2012 was level with the same period in 2011, reflecting earnings growth from the ongoing reporting segments, partially offset by financing costs of the HealthSpring transaction (reported in Corporate) and a charge in the GMDB business resulting from an assumption update. See the individual segment sections of this MD&A for further discussion.

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

The special items for the three months ended March 31, 2012 reflect after-tax costs associated with the January 2012 acquisition of HealthSpring and an accrual for a litigation matter.

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

CIGNA CORPORATION – Form 10-Q – 52

Back to Contents

Outlook for 2012

The Company expects 2012 consolidated adjusted income from operations to be higher than 2011, reflecting expected earnings contributions from HealthSpring and expected continued strong earnings from the other ongoing operating segments. This outlook includes an assumption that GMDB (also known as “VADBe”) results will be approximately break-even for the remainder of 2012, which assumes that actual experience, including capital market performance, will be consistent with long-term reserve assumptions. See Note 6 to the Consolidated Financial Statements as well as the 2011 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 58 for more information on the potential effects of capital market and other assumption changes on shareholders’ net income.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2012, however they may include potential adjustments associated with litigation and assessment-related matters.

The Company’s outlook for 2012 is subject to the factors cited above and in the Cautionary Statement beginning on page 78 of this Form 10-Q and the sensitivities discussed in the 2011 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 58. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 25% for the three months ended March 31, 2012, compared with the same period in 2011. This increase primarily reflects growth in consolidated operating revenues as explained below, offset slightly by an increase in hedge losses reported in Other Revenues in the Run-off Reinsurance segment and lower realized investment gains (see Note 8 to the Consolidated Financial Statements for additional information).

Consolidated operating revenues increased 27% for the three months ended March 31, 2012, compared with the same period last year. Summarized below are the key components of that increase.

Consolidated operating revenues exclude hedge gains or losses reported in Other Revenues in the Run-off Reinsurance segment and realized investment results. Consolidated operating revenue is a measure used by the Company’s management because it presents the underlying volume of the Company’s businesses and permits trend analysis. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is total revenues. Presented below is a reconciliation between total revenues and consolidated operating revenue.

(In millions)	Three Months Ended March 31,
	2012	2011
Consolidated Operating Revenues
Consolidated revenues	$6,788	$5,411
Less: hedge losses reported in other revenues in Run-off Reinsurance segment	(95)	(40)
Less: realized investment gains	13	26
CONSOLIDATED OPERATING REVENUES	$6,870	$5,425

Premiums and Fees

Premiums and fees increased 30% for the three months ended March 31, 2012, compared with the same period in 2011, including contributions from the HealthSpring acquisition, customer growth in the other targeted market segments of the Health Care business and continued business growth in the International and Disability and Life segments.

Net Investment Income

Net investment income increased 3% for the three months ended March 31, 2012, compared with the same period in 2011, primarily reflecting the higher average investment assets and an increase in partnership income, partially offset by lower yields.

CIGNA CORPORATION – Form 10-Q – 53

Back to Contents

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased by 14% for the three months ended March 31, 2012, compared with the same period in 2011, primarily reflecting increases in volume due to a higher customer base, partially offset by price decreases related to a shift in Oral utilization to generic drugs.

Other Revenues

Other revenues included pre-tax losses of $95 million for the three months ended March 31, 2012, compared with $40 million for the three months ended March 31, 2011 related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations. These hedge losses are not included in consolidated operating revenues. See the Run-off Reinsurance section of the MD&A beginning on page 63 for more information on this program.

Excluding the impact of these swaps and futures contracts, other revenues declined 26% for the three months ended March 31, 2012, compared with the same periods in 2011, primarily reflecting the absence of revenue in 2012 from Cigna Government Services, which was sold in the second quarter of 2011.

CIGNA CORPORATION – Form 10-Q – 54

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

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2011 Form 10-K beginning on page 58 and are as follows:

•

future policy benefits – guaranteed minimum death benefits;

•

Health Care medical claims payable;

•

accounts payable, accrued expenses and other liabilities, and other assets – guaranteed minimum income benefits;

•

accounts payable, accrued expenses and other liabilities – pension liabilities; and

•

valuation of fixed maturity investments.

The Company regularly evaluates items which may impact critical accounting estimates. As of March 31, 2012, there are no significant changes to the critical accounting estimates from what was reported in the 2011 Form 10-K.

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

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and newly acquired Medicare operating segment have been aggregated into the Health Care reportable segment, reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses. “Adjusted income from operations” for each segment is defined as segment earnings excluding special items and the results of the Company’s GMIB business. Adjusted income from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the segment and permits analysis of trends. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is segment earnings. Each segment provides a reconciliation between segment earnings and adjusted income from operations.

CIGNA CORPORATION – Form 10-Q – 55

Back to Contents

Health Care Segment

Segment Description

Beginning with the acquisition of HealthSpring in January 2012, the Health Care segment is an aggregation of the former Health Care operating segment and the newly acquired Medicare operating segment. Together, these operating segments offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive health care benefit programs. Cigna Health Care companies offer these products and services in all 50 states, the District of Columbia and the U.S. Virgin Islands. These products and services are offered through a variety of funding arrangements such as guaranteed cost, retrospectively experience-rated and administrative services only (ASO) arrangements.

The Company measures the operating effectiveness of the Health Care segment using the following key factors:

•

segment earnings and adjusted income from operations;

•

customer growth;

•

sales of specialty products to core medical customers;

•

changes in operating expenses per customer;

•

operating expense as a percentage of segment revenues (operating expense ratio); and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results for the Health Care segment include HealthSpring from the date of acquisition, January 31, 2012.

Results of Operations

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$4,501	$3,311
Net investment income	68	67
Mail order pharmacy revenues	386	339
Other revenues	50	69
Segment revenues	5,005	3,786
Mail order pharmacy cost of goods sold	321	276
Benefits and other expenses	4,303	3,126
Benefits and expenses	4,624	3,402
Income before taxes	381	384
Income taxes	139	137
Segment earnings	242	247
Less: special items (after-tax) included in segment earnings:
Costs associated with the HealthSpring acquisition	(7)	-
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	1
Charge related to litigation matters (See Note 17 to the Consolidated Financial Statements)	(13)	-
Adjusted income from operations	$262	$246
Realized investment gains, net of taxes	$8	$10

Segment earnings decreased 2%, reflecting the special items related to costs associated with the acquisition of HealthSpring and a litigation matter. These decreases were partially offset by higher adjusted income from operations as explained below.

CIGNA CORPORATION – Form 10-Q – 56

Back to Contents

The Health Care segment’s adjusted income from operations for the three months ended March 31, 2012 increased by 7%, compared with the same period in 2011 reflecting:

•

earnings contributions from the acquired HealthSpring business;

•

revenue growth primarily due to a higher ASO customer base, including the related contribution from specialty products, driven by strong retention and sales in targeted market segments; and

•

higher favorable prior year claim development, reflecting continued low medical utilization trend.

These impacts were partially offset by higher operating expenses primarily attributable to investments in technology that are expected to achieve operating efficiencies in the latter half of 2012, customer driven volume growth and initiatives to expand business capabilities.

Revenues

The table below shows premiums and fees for the Health Care segment:

(In millions)	Three Months Ended March 31,
	2012	2011
Medical:
Guaranteed cost (1), (2)	$1,028	$1,057
Experience-rated (2), (3)	505	474
Stop loss	407	349
Dental	246	221
Medicare	955	125
Medicaid	21	-
Medicare Part D	399	208
Other (4)	167	142
Total medical	3,728	2,576
Life and other non-medical	20	20
Total premiums	3,748	2,596
Fees (2), (5)	753	715
TOTAL PREMIUMS AND FEES	$4,501	$3,311

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

(5) Fees related to Medicare Part D of $12 million for the three months ended March 31, 2011 have been reclassified to premiums to conform to the current presentation.

Premiums and fees increased 36% for the three months ended March 31, 2012 compared with the same period of 2011, primarily reflecting the acquisition of HealthSpring, as well as organic ASO customer growth and related specialty product penetration. These increases reflect the Company’s success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income for the three months ended March 31, 2012 was consistent with the same period of 2011, reflecting the impact of the HealthSpring acquisition, as well as higher income from partnership investments tempered by lower yields.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues related to Cigna Government Services that was sold in the second quarter of 2011.

CIGNA CORPORATION – Form 10-Q – 57

Back to Contents

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	Three Months Ended March 31,
	2012	2011
Medical claims expense	$3,037	$2,077
Other benefit expenses	19	24
Mail order pharmacy cost of goods sold	321	276
Operating expenses (excluding special items)	1,216	1,025
Special item(s)	31	-
TOTAL BENEFITS AND EXPENSES	$4,624	$3,402

Medical claims expense increased by 46% for the three months ended March 31, 2012 compared with the same period in 2011, primarily reflecting the acquisition of HealthSpring, as well as medical cost inflation, partially offset by a customer decline in commercial risk businesses.

Operating expenses (excluding special items) increased by 19% for the three months ended March 31, 2012 compared with the same period last year, primarily due to the acquisition of HealthSpring, investments in technology and business initiatives, and customer-driven volume growth. Including special items, operating expenses increased by 22% for the three months ended March 31, 2012 compared with the same period last year.

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

The operating expense ratio (excluding special items) improved from 27.1% in 2011 to 24.3% in 2012, primarily driven by the acquisition of HealthSpring. The business acquired largely includes fully insured, premium-based products with a substantially lower operating expense ratio than the Company’s existing businesses. The Company’s existing businesses are heavily weighted to ASO fee-based products that have a relatively higher operating expense ratio. Including special items, the operating expense ratio for the period ended March 31, 2012 is 24.9%.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable is higher for the three months ended March 31, 2012 reflecting the acquisition of HealthSpring, as well as the seasonal buildup of Stop Loss reserves. (See Note 5 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer reported within the Health Care segment (excluding customers in the International and Disability and Life segments) is defined as a person meeting any one of the following criteria:

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company’s provider network for covered services under their medical plan;

•

has medical claims that are administered by the Company; or

•

is covered under an insurance policy that is (i) marketed by the Company, and (ii) for which the Company assumes reinsurance of at least 50%.

CIGNA CORPORATION – Form 10-Q – 58

Back to Contents

As of March 31, estimated total medical customers was as follows:

(In thousands)	2012	2011
Guaranteed cost(1)	1,096	1,178
Experience-rated(2)	779	791
Total commercial risk	1,875	1,969
Medicare	414	44
Medicaid	20	-
Total risk	2,309	2,013
Service	10,351	9,409
TOTAL MEDICAL CUSTOMERS	12,660	11,422

(1) Includes customers primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2) Includes minimum premium customers, who have a risk profile similar to experience-rated customers. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical customer base as of March 31, 2012 increased 11% when compared with March 31, 2011, primarily reflecting ASO customer growth, as well as the impact of the acquisition of HealthSpring, partially offset by a decline in commercial risk customers.

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

Results of Operations

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$743	$688
Net investment income	70	65
Segment revenues	813	753
Benefits and expenses	721	647
Income before taxes	92	106
Income taxes	27	24
Segment earnings	65	82
Less: special items (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	5
Adjusted income from operations	$65	$77
Realized investment gains, net of taxes	$1	$5

CIGNA CORPORATION – Form 10-Q – 59

Back to Contents

Segment earnings for the three months ended March 31, 2012 decreased, reflecting lower adjusted income from operations (see below) as well as the absence of the 2011 special item related to the completion of the 2007 and 2008 IRS examinations.

Segment adjusted income from operations for the three months ended March 31, 2012 decreased compared with the same period in 2011, primarily reflecting:

•

less favorable life claims experience including the absence of the first quarter 2011 favorable effect of reserve studies ($6 million). There was no comparable life reserve adjustment in the first quarter of 2012; and

•

a higher operating expense ratio primarily due to increased strategic investments in the disability claims operations.

These factors were offset by higher net investment income. Disability claim experience is essentially in line quarter over quarter reflecting continued strong disability claims management.

Revenues

Premiums and fees increased 8% for the three months ended March 31, 2012 compared with the same period of 2011 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income increased 8% for the three months ended March 31, 2012 compared with the same period of 2011 due to higher invested assets slightly offset by lower yields.

Benefits and Expenses

Benefits and expenses for the three months ended March 31, 2012 increased 11%, compared with the same period of 2011 as a result of premium growth in the disability and life business, a higher loss ratio in the life business and a higher operating expense ratio. The higher loss ratio in the life business primarily reflects the absence of the $9 million favorable impact of life reserve studies in 2011. The higher operating expense ratio reflects higher commissions and increased strategic investments in the disability claims operations. Benefits and expenses for the three months ended March 31, 2012 include the $4 million favorable impact of accident reserve studies.

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

•

impact of foreign currency movements.

Beginning in 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. See the Introduction section of this MD&A for the effect of this new guidance on previously reported amounts in the International segment. Implementation of this amended accounting guidance has no impact on the underlying economic value, revenues or cash flows of the International segment, nor does it impact the International segment’s liquidity or the statutory surplus of its insurance subsidiaries.

Results of Operations

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$866	$698
Net investment income	25	23
Other revenues	9	6
Segment revenues	900	727
Benefits and expenses	797	640
Income before taxes	103	87
Income taxes	23	25
Income attributable to noncontrolling interest	-	1
Segment earnings	80	61
Adjusted income from operations	$80	$61
Realized investment gains, net of taxes	$3	$-

CIGNA CORPORATION – Form 10-Q – 61

Back to Contents

Excluding the favorable impact of the implementation of the capital management strategy discussed below, the International segment’s adjusted income from operations (and segment earnings) increased 18% for the three months ended March 31, 2012 compared with the same period last year. The increase for the three months ended March 31, 2012, was primarily driven by lower loss ratios in the global health benefits business as well as revenue growth in the supplemental health, life and accident and global health benefits businesses reflecting strong persistency and sales. These favorable items were partially offset by higher operating expenses driven by strategic investments for future growth.

During the first quarter of 2012, the Company’s International segment expanded its capital management strategy to permanently invest the earnings of its China and Indonesia operations overseas. The implementation effect was an increase to segment earnings of $8 million. The Company has implemented a similar strategy for certain of its operations in prior years. Excluding the 2012 implementation effect, the International segment’s effective tax rate for the three months ended March 31, 2012 was 29.9%, compared with 28.7% for the first quarter of 2011. Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations. This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States. As of March 31, 2012 the Company’s cash and cash equivalents in its foreign operations were $363 million, and permanently reinvested earnings were approximately $338 million. Repatriation of foreign cash via a dividend of the previously-designated permanently reinvested earnings would result in a charge representing the U.S. taxes due on the repatriation.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees were $876 million for the first quarter of 2012, compared with reported premiums and fees of $698 million for the first quarter of 2011, an increase of 26%. This increase is primarily attributable to the higher revenue associated with the ongoing conversion of the Vanbreda business from service to insurance contracts in the global health benefits business as well as the acquisition of FirstAssist, strong persistency, and new sales growth, particularly in South Korea, in the supplemental health, life and accident business.

Net investment income increased by 9% for the three months ended March 31, 2012 compared with the same period last year. The increase was primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $807 million for the first quarter of 2012, compared with reported benefits and expenses of $640 million for the first quarter of 2011, an increase of 26%. This increase was primarily due to the ongoing conversion of the Vanbreda business from service to insurance contracts as well as business growth and higher operating and policy acquisition expenses.

Loss ratios decreased for the three months ended March 31, 2012 in the global health benefits business and the supplemental health, life and accident insurance business compared to the same period last year reflecting more favorable claims experience.

Policy acquisition expenses increased for the three months ended March 31, 2012, reflecting business growth.

Expense ratios increased for the three months ended March 31, 2012 compared to the same period last year. The increase reflects strategic investments for future growth, partially offset by the favorable effect of the ongoing conversion of the Vanbreda business from service to insurance contracts.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment’s revenues and 40% of the segment’s earnings for the three months ended March 31, 2012. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

CIGNA CORPORATION – Form 10-Q – 62

Back to Contents

Run-off Reinsurance Segment

Segment Description

The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of guaranteed minimum death benefit (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefit (“GMIB”) products. In 2010, the Company essentially exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited.

The determination of liabilities for GMDB and GMIB requires the Company to make assumptions and critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 6 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 7 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 58 of the Company’s 2011 Form 10-K.

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable.

Results of Operations

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$5	$6
Net investment income	26	24
Other revenues	(95)	(40)
Segment revenues	(64)	(10)
Benefits and expenses	(110)	(30)
Income before income taxes	46	20
Income taxes	16	7
Segment earnings	30	13
Less: results of GMIB business	41	13
Adjusted (loss) from operations	$(11)	$-

Segment results for the three months ended March 31, 2012 reflect a larger gain for the GMIB business (presented in the table above) compared to the same period last year, partially offset by GMDB reserve strengthening primarily resulting from reductions in lapse assumptions for the largest client of the business, that represents approximately 70% of the reserve.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

CIGNA CORPORATION – Form 10-Q – 63

Back to Contents

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs. See Note 9 to the Consolidated Financial Statements for additional information. The components were as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
GMDB - Equity Hedge Program	$(84)	$(44)
GMDB - Growth Interest Rate Hedge Program	(3)	4
GMIB - Equity Hedge Program	(8)	(1)
GMIB - Growth Interest Rate Hedge Program	-	1
TOTAL OTHER REVENUES	$(95)	$(40)

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

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	Three Months Ended March 31,
	2012	2011
GMIB fair value (gain)	$(67)	$(16)
Other benefits and expenses	(43)	(14)
BENEFITS AND EXPENSES	$(110)	$(30)

GMIB fair value gain. Under GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 7 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB and Note 9 for additional information regarding the program to hedge a portion of equity and interest rate risks in GMIB contracts.

GMIB fair value gains of $67 million for the three months ended March 31, 2012 were primarily due to increases in interest rates and significant increases in equity markets driving increases in underlying account values in the period.

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

CIGNA CORPORATION – Form 10-Q – 64

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

Other Benefits and Expenses. Other benefits and expenses are comprised of the following:

(In millions)	Three Months Ended March 31,
	2012	2011
Results of GMDB equity and interest rate hedging programs	$(87)	$(40)
Reserve strengthening	18	-
Other GMDB, primarily accretion of discount	19	20
GMDB benefit expense (income)	(50)	(20)
Other, including operating expenses	7	6
OTHER BENEFITS AND EXPENSES	$(43)	$(14)

Capital market movements. The reduction in benefits expense in the first quarter of 2012 and 2011 reflects more favorable equity market performance in 2012. As explained in Other revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures contracts used to hedge equity market and interest rate performance.

Reserve strengthening. During the first quarter of 2012, the Company recorded additional other benefits and expenses of $18 million ($11 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by reductions to the lapse assumptions for the largest client of the business that represents approximately 70% of the reserve.

See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Segment Summary

The Company’s payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies’ claim payments. For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. Any of these claim payments can extend many years into the future, and the amount of the ceding companies’ ultimate claims, and therefore the amount of the Company’s ultimate payment obligations and corresponding ultimate collection from its retrocessionaires may not be known with certainty for some time. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of March 31, 2012, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

CIGNA CORPORATION – Form 10-Q – 65

Back to Contents

Other Operations Segment

Segment Description

Other Operations consist of:

•

corporate–owned life insurance (“COLI”);

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Results of Operations

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Premiums and fees	$26	$30
Net investment income	98	99
Other revenues	13	14
Segment revenues	137	143
Benefits and expenses	106	123
Income before taxes	31	20
Income taxes	11	(3)
Segment earnings	20	23
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	4
Adjusted income from operations	$20	$19
Realized investment gains (losses), net of taxes	$-	$2

Segment earnings decreased for the period ended March 31, 2012 compared with the same period in 2011, primarily reflecting the absence of a $4 million increase to earnings in the first quarter of 2011 due to the completion of the Company’s 2007 and 2008 IRS examination and the continued decline in deferred gain amortization associated with the sold businesses.

Adjusted income from operations increased slightly for the three months ended March 31, 2012 compared with the same period in 2011 reflecting higher COLI earnings due to favorable claim experience, offset by the continued decline in deferred gain amortization associated with the sold businesses.

Premiums and fees. Premiums and fees decreased 13% for the period ended March 31, 2012, compared with the same period in 2011 due to lower policyholder death benefit coverage.

Net investment income. Net investment income decreased 1% for the period ended March 31, 2012, compared with the same period in 2011, primarily reflecting lower average assets.

Other revenues. Other revenues decreased 7% for the period ended March 31, 2012, compared with the same period in 2011, primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 11 to the Consolidated Financial Statements.

Benefits and expenses. Benefits and expenses decreased 14% for the period ended March 31, 2012, compared with the same period in 2011, primarily due to a charge recorded in the first quarter of 2011 to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement. The decrease is also driven by favorable COLI claims experience in the three months ended March 31, 2012.

CIGNA CORPORATION – Form 10-Q – 66

Back to Contents

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors’ expenses and pension expense related to the Company’s frozen pension plans.

Financial Summary

(In millions)	Three Months Ended March 31,
	2012	2011
Segment loss	$(78)	$(30)
Less special item (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition	(21)	-
Completion of IRS examination (See Note 14 to the Consolidated Financial Statements)	-	14
Adjusted loss from operations	$(57)	$(44)

Segment loss for Corporate was significantly higher, primarily reflecting the effect of the special items related to the HealthSpring acquisition in the first quarter of 2012 and the absence of a tax benefit recorded in the first quarter of 2011 resulting from the completion of the IRS examination.

Corporate’s adjusted loss from operations was higher for the three months ended March 31, 2012 compared with the same period in 2011 primarily reflecting:

•

higher interest expense resulting from the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition; and

•

higher pension expense driven by an after-tax settlement charge recorded in the non-qualified plan of approximately $4 million primarily due to significantly higher lump sum settlements in 2012 (see Note 12 for additional information).

CIGNA CORPORATION – Form 10-Q – 67

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

•

pension plan funding.

The parent company normally meets its liquidity requirements by:

•

maintaining appropriate levels of cash, cash equivalents and short-term investments;

•

collecting dividends from its subsidiaries;

•

using proceeds from issuance of debt and equity securities; and

•

borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2012	2011
Operating activities	$941	$51
Investing activities	$(3,419)	$(316)
Financing activities	$(106)	$305

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy and other revenues, gains (losses) recognized in connection with the Company’s GMDB and GMIB equity hedge programs, investment income, taxes, and benefits and expenses. Because certain income and expense transactions do not generate cash, and because cash transactions related to revenue and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can be significantly different from shareholders’ net income.

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

CIGNA CORPORATION – Form 10-Q – 68

Back to Contents

2012:

Operating activities

For the three months ended March 31, 2012, cash flows from operating activities were greater than net income by $570 million. A portion of the difference between net income and cash flows from operating activities is due to the following pre-tax income and expense items which neither provide nor (use) operating cash flow:

•

GMIB fair value gain of $67 million did not provide operating cash flow;

•

depreciation and amortization charges of $(126) million did not use operating cash flow; and

•

realized investment gains of $13 million did not provide operating cash flow.

The total of the items listed above is a net charge that did not use operating cash flow of $(46) million, which explains a portion of the $570 million excess of cash flows from operating activities over net income. The remaining excess is primarily attributable to advance payments from CMS of approximately $760 million related to the Company’s Medicare Advantage and Medicare Part D programs due to timing. The growth of these receipts is directly attributable to the HealthSpring acquisition, which has a substantial Medicare Advantage business. This item was partially offset by the annual payout of management incentive compensation in the first quarter as well as cash outflows associated with the GMDB equity hedge program.

Cash flows from operating activities increased by $890 million for the three months ended March 31, 2012 compared with the same period last year. This increase primarily reflects advance payments from CMS of approximately $730 million related to the Company’s Medicare Advantage and Medicare Part D programs due to timing and lower contributions to the qualified domestic pension plan ($20 million for the three months ended March 31, 2012, compared with $141 million for the three months ended March 31, 2011) and lower tax payments of $84 million. These favorable effects were partially offset by higher cash outflows of $40 million associated with the GMDB equity hedge program.

Investing activities

Cash used in investing activities was $3,419 million for the three months ended March 31, 2012. This use of cash consisted primarily of the acquisition of HealthSpring of $3.2 billion (net of cash acquired) net purchases of investments of $139 million and net purchases of property and equipment of $81 million.

Financing activities

Cash used in financing activities for the three months ended March 31, 2012 primarily reflects the repayment of debt assumed in the HealthSpring acquisition of $326 million, partially offset by the change in short-term debt of $123 million from the issuance of commercial paper, proceeds from the issuance of common stock from employee benefit plans of $45 million and net deposits to contractholder deposit funds of $30 million.

2011:

Operating activities

For the three months ended March 31, 2011, cash flows from operating activities were less than net income by $363 million. Net income contains certain after-tax income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value gain of $16 million;

•

net pre-tax charges related to special items of $9 million;

•

tax benefits related to the resolution of federal tax matters of $33 million;

•

depreciation and amortization charges of $83 million; and

•

realized investment gains of $26 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $380 million. Excluding cash outflows of $44 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $336 million. This result primarily reflects pension contributions of $141 million, the annual payment of management incentive compensation in the first quarter and significant claim run-out from the Medicare IPFFS business, which the Company exited in 2011.

CIGNA CORPORATION – Form 10-Q – 69

Back to Contents

Investing activities

Cash used in investing activities was $316 million for the three months ended March 31, 2011. This use of cash primarily consisted of net purchases of investments of $231 million and net purchases of property and equipment of $73 million.

Financing activities

Cash provided from financing activities for the three months ended March 31, 2011 consisted primarily of net proceeds from the issuance of long-term debt of $591 million, changes in cash overdraft position of $6 million, proceeds from issuances of common stock from employee benefit plans of $66 million and net deposits to contractholder deposit funds of $18 million. These inflows were partially offset by the repayment of debt of $224 million and cash used for common stock repurchases of $152 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
Interest expense	$66	$44

The increase in interest expense for the three months ended March 31, 2012 was primarily due to the issuance of $2.1 billion of long-term debt in the fourth quarter of 2011 to fund the acquisition of HealthSpring, partially offset by a lower weighted average interest rate reflecting the more favorable rates of the debt issued to finance the HealthSpring acquisition.

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

CIGNA CORPORATION – Form 10-Q – 70

Back to Contents

Uses of Capital

For the three months ended March 31, 2012, the Company’s uses of capital included the following:

Acquisition of HealthSpring, Inc. On January 31, 2012, the Company acquired all of the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. The Company funded the acquisition with internal cash resources that included $2.1 billion of additional debt, $629 million of new equity issued during the fourth quarter of 2011 and net proceeds from its issuance of commercial paper.

Repayment of HealthSpring debt. Immediately following the acquisition of HealthSpring, their debt of $326 million was repaid.

Pension funding. The Company contributed $20 million to its domestic qualified pension plans.

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

The Company did not repurchase any shares in 2012 through May 3, 2012. The total remaining share repurchase authorization as of May 3, 2012 was $522 million. Through May 5, 2011, the Company repurchased 4.9 million shares for approximately $207 million in 2011.

Liquidity and Capital Resources Outlook

At March 31, 2012, there was $520 million in cash and short-term investments available at the parent company level. For the remainder of 2012, the parent company’s cash requirements include scheduled interest payments of approximately $193 million on long-term debt (including current maturities) of $5.0 billion outstanding at March 31, 2012. In addition, $225 million of commercial paper will mature over the next three months. The Company expects to make additional contributions to the pension plan of $230 million for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

The availability of resources at the parent company level is partially dependent on dividends from the Company’s subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.

The Company expects, based on current projections for cash activity, to have sufficient liquidity to meet the obligations discussed above.

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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval. As of March 31, 2012, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of March 31, 2012, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $99 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $4.0 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company’s ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

CIGNA CORPORATION – Form 10-Q – 71

Back to Contents

Guarantees and Contractual Obligations

The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 17 to the Consolidated Financial Statements for additional information.

Contractual obligations. The Company has updated its contractual obligations previously provided on page 83 of the Company’s 2011 Form 10-K for operating lease information as a result of the acquisition of HealthSpring.

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Off-Balance Sheet:
Operating leases	$639	$123	$206	$139	$171

Investment Assets

The Company’s investment assets do not include separate account assets. Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 14 to the Consolidated Financial Statements. More detailed information about the fixed maturities portfolios by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2011 Form 10-K.

As of March 31, 2012, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2011. The Company’s fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of March 31, 2012. The Company’s commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

Fixed Maturities

Investments in fixed maturities include publicly-traded and privately-placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor, hybrid and trading securities. Fair values are based on quoted market prices when available. When market prices are not available, fair value is generally estimated using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality. In instances where there is little or no market activity for the same or similar instruments, the Company estimates fair value using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.

The prices the Company used to value investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy as defined in Note 7 to the Consolidated Financial Statements. The Company performs ongoing analyses of prices used to value invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company’s investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, and assessments of the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review for other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and result in immaterial adjustments to the valuations.

The net appreciation of the Company’s fixed maturity portfolio decreased approximately $81 million in the three months ended March 31, 2012 driven by an increase in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $51 million as of March 31, 2012. See Note 8 to the Consolidated Financial Statements for further information.

CIGNA CORPORATION – Form 10-Q – 72

Back to Contents

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million. The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of March 31, 2012, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year. As of March 31, 2012, approximately 63% or $1,586 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of March 31, 2012 were as follows:

(In millions)	Quality Rating	As of March 31, 2012
		Fair Value
		With Guarantee	Without Guarantee
State and local governments	Aaa	$128	$128
	Aa1-Aa3	1,179	1,123
	A1-A3	240	294
	Baa1-Baa3	39	20
	Ba1-Ba3	-	21
TOTAL STATE AND LOCAL GOVERNMENTS		$1,586	$1,586

The Company also invests in high quality foreign government obligations, with an average quality rating of AA as of March 31, 2012. These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations; including government obligations of South Korea, Indonesia, Taiwan and Hong Kong. Foreign government obligations also include $130 million of investment in European sovereign debt, including $8 million in countries with the most significant political or economic concerns.

As of March 31, 2012, the Company’s investments in other asset and mortgage-backed securities totaling $1,194 million included $515 million of investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of March 31, 2012, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of March 31, 2012 were:

(In millions) Guarantor	As of March 31, 2012 Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,279
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	601
AMBAC	182
Financial Guaranty Insurance Co.	39
TOTAL	$2,101

Commercial Mortgage Loans

The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property’s value at origination of the loan. In addition to property value, debt service coverage, building tenancy and stability of cash flows are important financial underwriting considerations. Property type, location, quality, and borrower are important underwriting considerations as well. The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

CIGNA CORPORATION – Form 10-Q – 73

Back to Contents

The Company’s most recent annual in-depth review of its commercial mortgage loan portfolio was completed during the second quarter of 2011. The annual review included an analysis of each property’s year-end 2010 financial statements, rent rolls, operating plans and budgets for 2011, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the overall health of the portfolio continued to improve in 2011 and the first three months of 2012, consistent with recovery in many commercial real estate markets. Based on this review and subsequent portfolio activity, the average loan-to-value ratio improved to 68% and the debt service coverage ratio was estimated to be 1.41 at March 31, 2012. The average loan-to-value ratio was 70% as of December 31, 2011, and the debt service coverage ratio was 1.40 as of December 31, 2011. The Company expects to complete its next in-depth review during the second quarter of 2012.

Commercial real estate capital markets remain most active for well leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in the Company’s mortgage portfolio possess these characteristics. While commercial real estate fundamentals continued to improve in 2011 and 2012, the improvement has varied across geographies and property types. A broad recovery is dependent on continued improvement in the national economy.

The following table reflects the commercial mortgage loan portfolio as of March 31, 2012 summarized by loan-to-value ratio primarily based on the annual loan review completed during the second quarter of 2011.

LOAN-TO-VALUE DISTRIBUTION

Loan-to-Value Ratios (In millions)	Amortized Cost			% of Mortgage Loans
	Senior	Subordinated	Total
Below 50%	$297	$43	$340	10%
50% to 59%	637	51	688	21%
60% to 69%	877	33	910	28%
70% to 79%	476	11	487	15%
80% to 89%	425	27	452	14%
90% to 99%	266	10	276	9%
100% or above	106	-	106	3%
TOTALS	$3,084	$175	$3,259	100%

As summarized above, $175 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are four loans in the “100% or above” category with an aggregate carrying value of $84 million that exceeds the value of their underlying properties by $6 million. All of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment.

The commercial mortgage portfolio contains approximately 165 loans. Five impaired loans totaling $181 million are classified as problem loans, including three loans totaling $159 million that are current based on restructured terms and two loans totaling $22 million that are delinquent. All of the remaining loans continue to perform under their contractual terms. The Company has $397 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

CIGNA CORPORATION – Form 10-Q – 74

Back to Contents

Other Long-term Investments

The Company’s other long-term investments include $1,002 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 70 separate partnerships, and approximately 45 general partners who manage one or more of these partnerships. Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 8% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of March 31, 2012, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $44 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 6 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2012 or 2011.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

(In millions)	March 31, 2012			December 31, 2011
	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$43	$(15)	$28	$40	$(13)	$27
Problem commercial mortgage loans(1)	232	(22)	210	224	(19)	205
Foreclosed real estate	25	-	25	34	-	34
TOTAL PROBLEM INVESTMENTS	$300	$(37)	$263	$298	$(32)	$266
Potential problem bonds	$30	$(9)	$21	$36	$(10)	$26
Potential problem commercial mortgage loans	164	-	164	141	-	141
TOTAL POTENTIAL PROBLEM INVESTMENTS	$194	$(9)	$185	$177	$(10)	$167

(1) At March 31, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans and at December 31, 2011, included a $10 million restructured loan classified in Other long-term investments that was previously reported in commercial mortgage loans.

CIGNA CORPORATION – Form 10-Q – 75

Back to Contents

Net problem investments represent 1.2% of total investments excluding policy loans at March 31, 2012 and were essentially unchanged from December 31, 2011.

Net potential problem investments represent 0.9% of total investments excluding policy loans at March 31, 2012. Net potential problem investments increased by $18 million during the three months ended March 31, 2012, primarily due to the addition of two mortgage loans.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $181 million (net of valuation reserves) at March 31, 2012, are considered impaired. During the three months ended March 31, 2012, the Company recorded a $3 million pre-tax ($2 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. See Note 8 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment results were changes in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturity securities as follows:

(In millions)	Three Months Ended March 31,
	2012	2011
Credit-related(1)	$3	$-
Other	1	-
TOTAL(2)	$4	$-

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans. The amount related to credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income was immaterial.

(2) Other-than-temporary impairments on fixed maturities of $2 million in 2012 were included in both the credit-related and other categories above.

Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe, however, market yields and asset values remained relatively unchanged during the first quarter. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company’s financial condition or liquidity.

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

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $70 million in the fair value of the futures contracts outstanding under this program as of March 31, 2012. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

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

CIGNA CORPORATION – Form 10-Q – 77

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

3.

challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost results and a growing medical customer base, (v) delivering quality service to customers and health care professionals using effective technology solutions, and (vi) lowering administrative costs;

4.

adverse changes in state, federal and international laws and regulations, including health care reform legislation and regulation that could, among other items, affect the way the Company does business, increase costs, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company’s products, services, market segments, technology and processes;

5.

the ability to successfully complete the integration of acquired businesses, including the acquired HealthSpring businesses by, among other things, operating Medicare Advantage coordinated care plans and HealthSpring’s prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

6.

the ability of the Company to execute its growth plans by successfully leveraging its capabilities and those of the businesses acquired in serving the Seniors segment and the Company’s other market segments, including through successful execution of the Company’s physician engagement strategy;

7.

the possibility that the acquired HealthSpring business may be adversely affected by economic, business and/or competitive factors; or by federal and/or state regulation, including health care reform, reductions in funding levels for Medicare programs, and potential changes in risk adjustment data validation audit and payment adjustment methodology;

8.

risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to health care professionals, government investigations and proceedings, tax audits and related litigation, and regulatory market conduct and other reviews, audits and investigations;

9.

heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company’s businesses, primarily the Health Care business;

10.

risks associated with the Company’s mail order pharmacy business that, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

CIGNA CORPORATION – Form 10-Q – 78

Back to Contents

11.

significant changes in interest rates or sustained deterioration in the commercial real estate markets;

12.

downgrades in the financial strength ratings of the Company’s insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business; downgrades in financial strength ratings of reinsurers, that could result in increased statutory reserves or capital requirements of the Company’s insurance subsidiaries;

13.

limitations on the ability of the Company’s insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries’ financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;

14.

inability of the hedge programs adopted by the Company to substantially reduce equity market and certain interest rate risks in the run-off reinsurance operations;

15.

adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company’s liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;

16.

adjustments to the assumptions (including interest rates, annuity election rates and amounts collectible from reinsurers) used in estimating the Company’s assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;

17.

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

19.

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

CIGNA CORPORATION – Form 10-Q – 79

Back to Contents

ITEM 3   Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item is contained under the caption “Market Risk” in Item 2 above, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CIGNA CORPORATION – Form 10-Q – 80

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

CIGNA CORPORATION – Form 10-Q – 81

Back to Contents

PART II OTHER INFORMATION

ITEM 1   Legal Proceedings

The information contained under “Litigation and Other Legal Matters” in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

CIGNA CORPORATION – Form 10-Q – 82

Back to Contents

ITEM 1A   Risk Factors

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed description of its risk factors.

CIGNA CORPORATION – Form 10-Q – 83

Back to Contents

ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2012:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased(1)	Average price paid per share	Total # of shares purchased as part of publicly announced program(2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program(3)
January 1-31, 2012	59,669	$45.09	-	$522,328,439
February 1-29, 2012	125,462	44.35	-	522,328,439
March 1-31, 2012	286,590	44.21	-	522,328,439
TOTAL	471,721	$44.36	-	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 59,669 shares in January, 125,462 shares in February and 286,590 shares in March 2012.

(2) Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $522 million as of March 31, 2012 and May 3, 2012.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

CIGNA CORPORATION – Form 10-Q – 84

Back to Contents

ITEM 6   Exhibits

(a)

See Exhibit Index

CIGNA CORPORATION – Form 10-Q – 85

Back to Contents

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION
Date: May 3, 2012	/s/ Ralph J. Nicoletti
Executive Vice President Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CIGNA CORPORATION – Form 10-Q – 86

Back to Contents

Index to Exhibits

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed on October 26, 2010 and incorporated herein by reference.
4.1(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form S-3ASR on August 17, 2006 and incorporated herein by reference.
(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2006 and incorporated herein by reference.
(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 (c) to the registrant’s Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.
(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
(e)	Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Cigna Executive Incentive Plan, as amended and restated January 1, 2012	Filed herewith.
10.2	Nicole S. Jones’ Offer of Employment dated April 27, 2011	Filed herewith.
10.3	Matthew G. Manders’ Promotion Letter dated November 18, 2011	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

CIGNA CORPORATION – Form 10-Q – E-1