Form 10-Q
period 2012-06-30
CIGNA CORP
filed 2012-08-02
CIK 701221

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
(860) 226-6000
Registrant's telephone number, including area code
(860) 226-6741
Registrant's facsimile number, including area code
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

	☑	☐

•

whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	☑	☐

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	☑

As of July 16, 2012, 288,363,488 shares of the issuer's common stock were outstanding.

Back to Contents

Cigna Corporation

As used herein, "Cigna" or the "Company" refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Back to Contents

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

Cigna Corporation
Consolidated Statements of Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

(In millions, except per share amounts)	2012	2011	2012	2011

Revenues
Premiums and fees	$6,686	$4,786	$12,827	$9,519
Net investment income	283	284	571	563
Mail order pharmacy revenues	402	349	788	688
Other revenues	90	71	50	105
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(3)	(2)	(6)	(2)
Other realized investment gains (losses)	(1)	19	15	45

Total realized investment gains (losses)	(4)	17	9	43

TOTAL REVENUES	7,457	5,507	14,245	10,918

Benefits and Expenses
Health Care medical claims expense	3,405	2,034	6,442	4,111
Other benefit expenses	1,214	1,058	2,318	2,052
Mail order pharmacy cost of goods sold	330	289	651	565
GMIB fair value loss	87	37	20	21
Other operating expenses	1,833	1,497	3,674	2,998

TOTAL BENEFITS AND EXPENSES	6,869	4,915	13,105	9,747

Income before Income Taxes	588	592	1,140	1,171

Income taxes:
Current	211	138	346	160
Deferred	(3)	63	43	206

TOTAL TAXES	208	201	389	366

Net Income	380	391	751	805
Less: Net Income Attributable to Noncontrolling Interest	-	-	-	1

SHAREHOLDERS' NET INCOME	$380	$391	$751	$804

Shareholders' Net Income Per Share:
Basic	$1.33	$1.46	$2.63	$2.98

Diluted	$1.31	$1.43	$2.59	$2.94

Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - Form 10-Q    1

Back to Contents

PART I
ITEM 1 Financial Statements

Cigna Corporation
Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

(In millions, except per share amounts)	2012	2011	2012	2011

Shareholders' net income	$380	$391	$751	$804

Shareholders' Other Comprehensive Income (Loss):
Net unrealized appreciation on securities:
Fixed maturities	63	89	86	81
Equity securities	1	(2)	2	-

Net unrealized appreciation on securities	64	87	88	81
Net unrealized appreciation (depreciation), derivatives	5	(5)	-	(10)
Net translation of foreign currencies	(43)	40	(8)	88
Postretirement benefits liability adjustment	25	5	36	9

Shareholders' Other comprehensive income	51	127	116	168

Shareholders' comprehensive income	431	518	867	972

Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	-	-	-	1

TOTAL COMPREHENSIVE INCOME	$431	$518	$867	$973

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

2    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Cigna Corporation
Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of June 30, 2012		As of December 31, 2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,193; $14,257)		$17,327		$16,217
Equity securities, at fair value (cost, $117; $124)		102		100
Commercial mortgage loans		2,995		3,301
Policy loans		1,521		1,502
Real estate		78		87
Other long-term investments		1,118		1,058
Short-term investments		215		225

Total investments		23,356		22,490
Cash and cash equivalents		3,045		4,690
Accrued investment income		248		252
Premiums, accounts and notes receivable, net		1,773		1,358
Reinsurance recoverables		6,081		6,256
Deferred policy acquisition costs		900		817
Property and equipment		1,115		1,024
Deferred income taxes, net		499		803
Goodwill		5,710		3,164
Other assets, including other intangibles		2,472		1,750
Separate account assets		8,354		8,093

TOTAL ASSETS		$53,553		$50,697

LIABILITIES
Contractholder deposit funds		$8,568		$8,553
Future policy benefits		8,645		8,593
Unpaid claims and claim expenses		4,153		4,146
Health Care medical claims payable		1,707		1,095
Unearned premiums and fees		1,052		502

Total insurance and contractholder liabilities		24,125		22,889
Accounts payable, accrued expenses and other liabilities		6,841		6,627
Short-term debt		226		104
Long-term debt		4,985		4,990
Separate account liabilities		8,354		8,093

TOTAL LIABILITIES		44,531		42,703

Contingencies — Note 17
Shareholders' Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,276		3,188
Net unrealized appreciation, fixed maturities	$825		$739
Net unrealized appreciation, equity securities	3		1
Net unrealized depreciation, derivatives	(23)		(23)
Net translation of foreign currencies	(5)		3
Postretirement benefits liability adjustment	(1,471)		(1,507)

Accumulated other comprehensive loss		(671)		(787)
Retained earnings		11,501		10,787
Less treasury stock, at cost		(5,176)		(5,286)

Total shareholders' equity		9,022		7,994

Total liabilities and shareholders' equity		$53,553		$50,697

SHAREHOLDERS' EQUITY PER SHARE		$31.29		$28.00

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - Form 10-Q    3

Back to Contents

PART I
ITEM 1 Financial Statements

Cigna Corporation
Consolidated Statements of Changes in Total Equity

Unaudited For the three months ended June 30, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' equity	Noncontrolling interest	Total equity

Balance at April 1, 2012, as retrospectively adjusted	$92	$3,268	$(722)	$11,123	$(5,200)	$8,561	$-	$8,561
Effect of issuing stock for employee benefit plans		8		(2)	24	30		30
Other comprehensive income			51			51		51
Net income				380		380	-	380

BALANCE AT JUNE 30, 2012	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022	$-	$9,022

For the three months ended June 30, 2011 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' equity	Noncontrolling interest	Total equity

Balance at April 1, 2011, as retrospectively adjusted	$88	$2,547	$(573)	$9,965	$(5,312)	$6,715	$-	$6,715
Effect of issuing stock for employee benefit plans		9		(20)	56	45		45
Other comprehensive income			127			127		127
Net income				391		391	-	391
Repurchase of common stock					(62)	(62)		(62)

BALANCE AT JUNE 30, 2011	$88	$2,556	$(446)	$10,336	$(5,318)	$7,216	$-	$7,216

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

4    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

 Cigna Corporation
Consolidated Statements of Changes in Total Equity

Unaudited For the six months ended June 30, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' equity	Noncontrolling interest	Total equity

Balance at January 1, 2012, as retrospectively adjusted	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994	$-	$7,994
Effect of issuing stock for employee benefit plans		88		(26)	110	172		172
Other comprehensive income			116			116		116
Net income				751		751	-	751
Common dividends declared (per share: $0.04)				(11)		(11)		(11)

BALANCE AT JUNE 30, 2012	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022	$-	$9,022

For the six months ended June 30, 2011 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' equity	Noncontrolling interest	Total equity

Balance at January 1, 2011, as previously reported	$88	$2,534	$(614)	$9,879	$(5,242)	$6,645	$18	$6,663
Cumulative effect of amended accounting guidance for deferred policy acquisition costs				(289)		(289)		(289)

Balance at January 1, 2011, as retrospectively adjusted	88	2,534	(614)	9,590	(5,242)	6,356	18	6,374
Effect of issuing stock for employee benefit plans		18		(47)	149	120		120
Effect of acquiring noncontrolling interest		4				4	(19)	(15)
Other comprehensive income			168			168		168
Net income				804		804	1	805
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(225)	(225)		(225)

BALANCE AT JUNE 30, 2011	$88	$2,556	$(446)	$10,336	$(5,318)	$7,216	$-	$7,216

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - Form 10-Q    5

Back to Contents

PART I
ITEM 1 Financial Statements

Cigna Corporation
Consolidated Statements of Cash Flows

	Unaudited Six Months Ended June 30,

(In millions)	2012	2011

Cash Flows from Operating Activities
Net income	$751	$805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	270	166
Realized investment gains	(9)	(43)
Deferred income taxes	43	206
Gains on sale of businesses (excluding discontinued operations)	(9)	(14)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(96)	(104)
Reinsurance recoverables	37	23
Deferred policy acquisition costs	(72)	(75)
Other assets	(69)	(40)
Insurance liabilities	731	103
Accounts payable, accrued expenses and other liabilities	143	(297)
Current income taxes	129	(144)
Other, net	28	(7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,877	579

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	347	300
Equity securities	8	4
Commercial mortgage loans	286	52
Other (primarily short-term and other long-term investments)	429	556
Investment maturities and repayments:
Fixed maturities	670	673
Commercial mortgage loans	199	201
Investments purchased:
Fixed maturities	(1,330)	(1,511)
Equity securities	(4)	(15)
Commercial mortgage loans	(208)	(109)
Other (primarily short-term and other long-term investments)	(415)	(669)
Property and equipment purchases	(208)	(187)
Acquisitions and Dispositions, net of cash acquired	(3,197)	1

NET CASH USED IN INVESTING ACTIVITIES	(3,423)	(704)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	688	676
Withdrawals and benefit payments from contractholder deposit funds	(626)	(596)
Change in cash overdraft position	9	(30)
Net change in short-term debt	122	(222)
Issuance of long-term debt	-	587
Repayment of long-term debt	(326)	(2)
Repurchase of common stock	-	(225)
Issuance of common stock	52	96
Common dividends paid	(11)	(11)

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(92)	273

Effect of foreign currency rate changes on cash and cash equivalents	(7)	21

Net (decrease) / increase in cash and cash equivalents	(1,645)	169
Cash and cash equivalents, January 1,	4,690	1,605

Cash and cash equivalents, June 30,	$3,045	$1,774

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$211	$296
Interest paid	$116	$88

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

6    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Cigna Corporation
Notes to the Consolidated Financial Statements (Unaudited)

NOTE 1

Basis of Presentation

Cigna Corporation is a holding company and is not an insurance company. Its subsidiaries conduct various businesses, that are described in its Annual Report on Form 10-K for the year ended December 31, 2011 ("2011 Form 10-K"). As used in this document, "Cigna" or "the Company" may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries. The Consolidated Financial Statements include the accounts of Cigna Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

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

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported. The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company's 2011 Form 10-K.

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

As explained further in Note 3, on January 31, 2012, the Company acquired HealthSpring, Inc. for approximately $3.8 billion.

NOTE 2

Recent Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers (Accounting Standards Update ("ASU") 2011-06)    In 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance for the health insurance industry assessment (the "fee") mandated by the Patient Protection and Affordable Care Act of 2010 ("Health Care Reform"). The fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company's effective tax rate is expected to be adversely impacted in future periods. Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided. A corresponding deferred cost will be recorded and amortized over the calendar year. The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders' net income and the effective tax rate because guidance for these calculations has not been finalized.

Deferred policy acquisition costs.    Effective January 1, 2012, the Company adopted the FASB's amended guidance (ASU 2010-26) on accounting for costs to acquire or renew insurance contracts. This guidance requires certain sales compensation and telemarketing costs related to unsuccessful efforts and any indirect costs to be expensed as incurred. The Company's deferred acquisition costs arise from sales and renewal activities primarily in its International segment. This amended guidance was implemented through retrospective adjustment of comparative prior periods. As reported in the Consolidated Statement of Equity, the cumulative effect of adopting the amended accounting guidance as of January 1, 2011 was a reduction in Total Shareholders' Equity of $289 million. Full-year 2011 shareholders' net income on a retrospectively adjusted basis was reduced by $67 million, partially offset by increased foreign currency translation of $6 million, resulting in a cumulative impact on Total Shareholders' Equity as of December 31, 2011 of $350 million. Summarized below are the effects of the amended guidance on previously reported amounts for the three months and six months ended June 30, 2011. This implementation had no impact on the underlying economic value or cash flows of the Company's businesses, nor did it impact the Company's liquidity or the statutory surplus of its insurance subsidiaries.

CIGNA CORPORATION - Form 10-Q    7

Back to Contents

PART I
ITEM 1 Financial Statements

Condensed Consolidated Statement of Income
Three Months Ended June 30, 2011

(in millions)	As previously reported	Effect of amended accounting guidance		As retrospectively adjusted

Revenues, excluding other revenues	$5,436	$		$5,436
Other revenues	73		(2)	71

Total Revenues	5,509		(2)	5,507

Benefits and expenses, excluding other operating expenses	3,418			3,418
Other operating expenses	1,475		22	1,497

Total benefits and expenses	4,893		22	4,915

Income before Income Taxes	616		(24)	592

Current income taxes	138			138
Deferred income taxes	70		(7)	63

Total taxes	208		(7)	201

Net income	408		(17)	391
Less: Net income attributable to Noncontrolling Interest	-			-

SHAREHOLDERS' NET INCOME	$408		$(17)	$391

Earnings per share:
Basic	$1.52		$(0.06)	$1.46
Diluted	$1.50		$(0.07)	$1.43

Condensed Consolidated Statement of Income
Six Months Ended June 30, 2011

(in millions)	As previously reported	Effect of amended accounting guidance		As retrospectively adjusted

Revenues, excluding other revenues	$10,813	$		$10,813
Other revenues	109		(4)	105

Total Revenues	10,922		(4)	10,918

Benefits and expenses, excluding other operating expenses	6,749			6,749
Other operating expenses	2,957		41	2,998

Total benefits and expenses	9,706		41	9,747

Income before Income Taxes	1,216		(45)	1,171

Current income taxes	160			160
Deferred income taxes	218		(12)	206

Total taxes	378		(12)	366

Net income	838		(33)	805
Less: Net income attributable to Noncontrolling Interest	1			1

SHAREHOLDERS' NET INCOME	$837		$(33)	$804

Earnings per share:
Basic	$3.11		$(0.13)	$2.98
Diluted	$3.06		$(0.12)	$2.94

Condensed Consolidated Balance sheet
As of December 31, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Deferred policy acquisition costs	$1,312	$(495)	$817
Deferred income taxes, net	632	171	803
Other assets, including other intangibles	1,776	(26)	1,750
All other assets	47,327		47,327

TOTAL ASSETS	$51,047	$(350)	$50,697

Net translation of foreign currencies	$(3)	$6	$3
Retained earnings	11,143	(356)	10,787
Other shareholders' equity	(2,796)		(2,796)

TOTAL SHAREHOLDERS' EQUITY	$8,344	$(350)	$7,994

8    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Condensed Consolidated Statement of Cash Flows
Six Months Ended June 30, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Net income	$838	$(33)	$805
Deferred income taxes	218	(12)	206
Deferred policy acquisition expenses	(116)	41	(75)
Other assets	(44)	4	(40)

Note 16
Segment information: International

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011

(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Premiums and fees and other revenues	$742	$(2)	$740	$1,448	$(4)	$1,444
Segment earnings	74	(17)	57	151	(33)	118

Presentation of Comprehensive Income.    Effective January 1, 2012, the Company adopted the FASB's amended guidance (ASU 2011-05) that requires presenting net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements. Neither measurement of comprehensive income nor disclosure requirements for reclassification adjustments between other comprehensive income and net income were affected by this amended guidance. The Company has elected to present a separate statement of comprehensive income following the statement of income and has retrospectively adjusted prior periods to conform to the new presentation, as required.

Amendments to Fair Value Measurement and Disclosure.    Effective January 1, 2012, the Company adopted the FASB's amended guidance on fair value measurement and disclosure (ASU 2011-04) on a prospective basis. A key objective was to achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements and leveling for financial instruments not carried at fair value in the financial statements. Upon adoption, there were no effects on the Company's fair value measurements. See Note 7 for expanded fair value disclosures.

NOTE 3

Acquisitions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

A.    Joint venture Agreement with Finansbank

On July 12, 2012, the Company entered into a joint venture partnership with Turkish retail bank, Finansbank, to market life and pension products in Turkey. The joint venture will provide Cigna opportunities to reach and serve the growing middle class market in Turkey through Finansbank's network of retail banking branches. Cigna expects to purchase a 51% ownership stake in the joint venture entity, Finans Emiklilik, for a purchase price of approximately $100 million. The transaction is pending local regulatory approval, which is anticipated to occur during the second half of 2012.

B.    Acquisition of Great American Supplemental Benefits Group

On May 10, 2012, the Company entered into a definitive agreement to acquire Great American Supplemental Benefits Group, one of the largest providers of supplemental health insurance products in the U.S. The transaction is expected to close during the second half of 2012 following customary regulatory approval. The estimated purchase price is approximately $300 million that the Company expects to finance with internal cash resources.

C.    Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired the outstanding shares of HealthSpring, Inc. ("HealthSpring") for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. HealthSpring provides Medicare Advantage coverage in 11 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business. The acquisition of HealthSpring strengthens the

CIGNA CORPORATION - Form 10-Q    9

Back to Contents

PART I
ITEM 1 Financial Statements

Company's ability to serve individuals across their life stages as well as deepens its presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen the Company's existing client and customer relationships, as well as facilitates a broader deployment of its range of health and wellness capabilities and product offerings. The Company funded the acquisition with internal cash resources.

Merger consideration:    The estimated merger consideration of $3.8 billion was calculated as follows:

(In millions, except per share amounts)

HealthSpring, Inc. common shares outstanding at January 30, 2012 (1)	67.8
Less: common shares outstanding not settled in cash	(0.1)

Common shares settled in cash	67.7
Price per share	$55

Cash consideration for outstanding shares (1)	$3,725
Fair value of share-based compensation awards	65
Additional cash and equity consideration	21

TOTAL MERGER CONSIDERATION	$3,811

(1)

Includes 922,000 shares subject to appraisal that the Company has accrued for at $55 per share.

Fair value of share-based compensation awards.    On the date of the acquisition, HealthSpring employees' awards of options and restricted shares of HealthSpring stock were rolled over to Cigna stock options and restricted stock. Each holder of a HealthSpring stock option or restricted stock award received 1.24 Cigna stock options or restricted stock awards. The conversion ratio of 1.24 at the date of acquisition was determined by dividing the acquisition price of HealthSpring shares of $55 by the price of Cigna stock on January 31, 2012 of $44.43. The Cigna stock option exercise price was determined by using this same conversion ratio. Vesting periods and the remaining life of the options rolled over with the original HealthSpring awards.

Using fair value as of the acquisition date, the Company valued the restricted stock at Cigna's stock price and stock options using a Black-Scholes pricing model. The assumptions used were generally consistent with those disclosed in Note 20 to the Company's 2011 Consolidated Financial Statements included in the Form 10-K, except the expected life assumption of these options ranged from 1.8 to 4.8 years and the exercise price did not equal the market value at the grant date. Because the exercise price at the acquisition date for substantially all of the options was significantly below Cigna's stock price, fair value of the new stock options approximated intrinsic value.

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

Purchase price allocation.    In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. Goodwill that is allocated to the Health Care segment has not yet been allocated to a reporting unit as of June 30, 2012 and is not deductible for federal income tax purposes. During the six months ended June 30, 2012, the Company recorded $41 million pre-tax

10    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

($28 million after-tax) of acquisition-related costs in other operating expenses. The condensed balance sheet of HealthSpring at the acquisition date was as follows:

(In millions)

Investments	$612
Cash and cash equivalents	492
Premiums, accounts and notes receivable	320
Goodwill	2,545
Intangible assets	795
Other	89
tn1,2]

TOTAL ASSETS ACQUIRED	4,853

Insurance liabilities	508
Deferred income taxes	208
Debt	326

TOTAL LIABILITIES ACQUIRED	1,042

NET ASSETS ACQUIRED	$3,811

In accordance with debt covenants, HealthSpring's debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the six months ended June 30, 2012.

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

The results of HealthSpring have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues of HealthSpring included in the Company's results for the six months ended June 30, 2012 were approximately $2.5 billion. Net income for HealthSpring was determined to be immaterial.

Pro forma information.    The following table presents selected unaudited pro forma information for the Company assuming the acquisition of HealthSpring had occurred as of January 1, 2011. This pro forma information does not purport to represent what the Company's actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

		Six Months Ended June 30,
	Three Months Ended June 30, 2011
(In millions, except per share amounts)		2012	2011

Total revenues	$ 6,887	$14,734	$13,699
Shareholders' net income	$ 440	$761	$867
Earnings per share:
Basic	$ 1.55	$2.66	$3.04
Diluted	$ 1.52	$2.62	$2.98

D.    Acquisition of FirstAssist

In November 2011, the Company acquired FirstAssist Group Holdings Limited ("FirstAssist") for approximately $115 million, using available cash on hand. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values and may change as additional information becomes available over the next several months. During the first quarter of 2012, the Company updated its allocation of the purchase price based on additional information. Accordingly, the allocation to intangible assets was decreased by $18 million from $58 million reported at December 31, 2011 to $40 million. The allocation to goodwill was increased by $7 million from $56 million reported at December 31, 2011 to $63 million. Goodwill is reported in the International segment.

CIGNA CORPORATION - Form 10-Q    11

Back to Contents

PART I
ITEM 1 Financial Statements

The results of FirstAssist are included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma effects assuming the acquisition had occurred as of January 1, 2010 were not material to the Company's total revenues, shareholders' net income and earnings per share for the three months and six months ended June 30, 2011.

NOTE 4

Earnings Per Share ("EPS")

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Three Months Ended June 30,
2012
Shareholders' net income	$380		$380

Shares (in thousands):
Weighted average	285,690		285,690
Common stock equivalents		4,857	4,857

Total shares	285,690	4,857	290,547

EPS	$1.33	$(0.02)	$1.31

2011
Shareholders' net income	$391		$391

Shares (in thousands):
Weighted average	268,557		268,557
Common stock equivalents		4,176	4,176

Total shares	268,557	4,176	272,733

EPS	$1.46	$(0.03)	$1.43

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

Six Months Ended June 30,
2012
Shareholders' net income	$751		$751

Shares (in thousands):
Weighted average	285,425		285,425
Common stock equivalents		4,348	4,348

Total shares	285,425	4,348	289,773

EPS	$2.63	$(0.04)	$2.59

2011
Shareholders' net income	$804		$804

Shares (in thousands):
Weighted average	269,464		269,464
Common stock equivalents		3,836	3,836

Total shares	269,464	3,836	273,300

EPS	$2.98	$(0.04)	$2.94

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

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Antidilutive options	2.4	2.9	3.1	3.5

The Company held 77,780,090 shares of common stock in Treasury as of June 30, 2012, and 80,740,132 shares as of June 30, 2011.

12    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

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

(In millions)	June 30, 2012	December 31, 2011

Incurred but not yet reported	$1,399	$952
Reported claims in process	195	129
Physician Incentives and other medical expense payable	113	14

MEDICAL CLAIMS PAYABLE	$1,707	$1,095

Activity in medical claims payable was as follows:

	For the period ended

(In millions)	June 30, 2012	December 31, 2011

Balance at January 1,	$1,095	$1,246
Less: Reinsurance and other amounts recoverable	194	236

Balance at January 1, net	901	1,010
Acquired HealthSpring balances, net	504	-
Incurred claims related to:
Current year	6,604	8,308
Prior years	(162)	(126)

Total incurred	6,442	8,182
Paid claims related to:
Current year	5,248	7,450
Prior years	1,099	841

Total paid	6,347	8,291
Ending Balance, net	1,500	901
Add: Reinsurance and other amounts recoverable	207	194

ENDING BALANCE	$1,707	$1,095

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 11 for additional information on reinsurance. For the six months ended June 30, 2012, actual experience differed from the Company's key assumptions resulting in favorable incurred claims related to prior years' medical claims payable of $162 million, or 2.0% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors resulted in a reduction in medical claims payable of $69 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2011 for the insured book of business. Actual medical cost trend resulted in a reduction in medical claims payable of $93 million, or 1.1% of the current year incurred claims as reported for the year ended December 31, 2011 for the insured book of business.

For the year ended December 31, 2011, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years' medical claims payable of $126 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in a reduction of the medical claims payable of $87 million, or 1.0% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business. Actual medical cost trend resulted in a reduction of the medical claims payable of $39 million, or 0.5% of the current year incurred claims as reported for the year ended December 31, 2010 for the insured book of business.

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

The corresponding impact of prior year development on shareholders' net income, including HealthSpring, was $55 million for the six months ended June 30, 2012 compared with $47 million for the six months ended June 30, 2011. The favorable effect of prior year development on net income in 2012 and 2011 primarily reflects low utilization of medical services. The change in the amount of the incurred claims related to prior

CIGNA CORPORATION - Form 10-Q    13

Back to Contents

PART I
ITEM 1 Financial Statements

years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's shareholders' net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, that require the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders' net income.

Second, as a result of the adoption of the commercial minimum medical loss ratio (MLR) provisions of the Patient Protection and Affordable Care Act in 2011, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company's retrospectively experience-rated business do not always impact shareholders' net income. For the Company's retrospectively experience-rated business only adjustments to medical claims payable on accounts in deficit affect shareholders' net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders' net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus accrue directly to the policyholder with no impact on the Company's shareholders' net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company's 2011 Form 10-K.

NOTE 6

Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit ("GMDB") contracts of $1.1 billion as of June 30, 2012 and $1.2 billion as of December 31, 2011. The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures using an internal model run using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company's experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised. If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company's consolidated results of operations, and in certain situations, could have a material adverse effect on the Company's financial condition.

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

See Note 9 for further information on the Company's dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

The Company's normal reviews of reserves resulted in charges to strengthen GMDB reserves of $15 million ($10 million after-tax) for the three months and $33 million ($21 million after-tax) for the six months ended June 30, 2012. These charges that were reported in other benefit expenses were due to the update of long-term assumptions described below, and primarily reflected the decrease in assumed lapses and, to a lesser extent, an increase in the volatility assumption.

Since December 31, 2011, the Company has updated the following long-term assumptions for GMDB based on a review of experience:

•

The lapse assumptions were updated during first and second quarter. The lapse rate varies depending on contract type, policy duration, and the ratio of the net amount at risk to account value. As a result of this update, the overall range of lapses for the entire block of business changed from 0% to 24% at December 31, 2011 to 0% to 12% at June 30, 2012. The effect of this update was an increase in the reserve.

•

The reserves include an estimate for partial surrenders, that essentially lock in the death benefit for a particular policy based on annual election rates, depending on the net amount at risk for each policy and whether surrender charges apply. The election rates were updated from 0% - 15% at December 31, 2011 to 0% - 13% at June 30, 2012. The effect of this update was a decrease in the reserve.

14    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

•

The volatility assumption was updated to use a review of historical weekly returns for each index (e.g. S&P 500) for a 20-year period. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The volatility assumption for equity fund types has been updated from 16% - 25% at December 31, 2011 to 18% - 24% at June 30, 2012; for bond funds from 4% - 10% at December 31, 2011 to 5% - 7% at June 30, 2012; and for money market funds from 2% at December 31, 2011 to 0% - 1% at June 30, 2012. The degree of correlation between asset classes was also updated. The effect of these updates was an increase in the reserve.

During 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefit expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves. The reserve strengthening was driven primarily by an adverse impact of $34 million ($22 million after-tax) due to volatile equity market conditions, adverse interest rate impacts of $23 million ($15 million after-tax) reflecting management's consideration of the anticipated impact of continuing low current short-term interest rates and adverse impacts of overall market declines in the third quarter of $13 million ($8 million after-tax), that included an increase in the provision for expected future partial surrenders and declines in the value of contractholders' non-equity investments.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended

(In millions)	June 30, 2012	December 31, 2011

Balance at January 1	$1,170	$1,138
Add: Unpaid Claims	40	37
Less: Reinsurance and other amounts recoverable	53	51

Balance at January 1, net	1,157	1,124
Add: Incurred benefits	13	138
Less: Paid benefits	56	105

Ending balance, net	1,114	1,157
Less: Unpaid Claims	38	40
Add: Reinsurance and other amounts recoverable	46	53

ENDING BALANCE	$1,122	$1,170

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The aggregate value of the underlying mutual fund investments was $13.6 billion as of June 30, 2012 and $13.8 billion as of December 31, 2011. The death benefit coverage in force was $4.6 billion as of June 30, 2012 and $5.4 billion as of December 31, 2011. The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 455,000 as of June 30, 2012 and 480,000 as of December 31, 2011).

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits ("GMIB"). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 7 for further information.

NOTE 7

Fair Value Measurements

The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, equity securities, short-term investments and derivatives. Other financial instruments are measured at fair value under certain conditions, such as when impaired.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date. A liability's fair value is defined as the amount that would be paid to transfer the liability to a market participant, not the amount that would be paid to settle the liability with the creditor.

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

The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with significant unobservable inputs (Level 3). An asset's or a

CIGNA CORPORATION - Form 10-Q    15

Back to Contents

PART I
ITEM 1 Financial Statements

liability's classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument's fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The prices the Company uses to value its investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy. The Company performs ongoing analyses of prices used to value the Company's invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company's investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review for other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2012 and December 31, 2011 about the Company's financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, that are also recorded at fair value on the Company's Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

June 30, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$146	$763	$1	$910
State and local government	-	2,503	-	2,503
Foreign government	-	1,299	23	1,322
Corporate	-	10,915	493	11,408
Federal agency mortgage-backed	-	152	-	152
Other mortgage-backed	-	92	1	93
Other asset-backed	-	362	577	939

Total fixed maturities (1)	146	16,086	1,095	17,327
Equity securities	4	65	33	102

Subtotal	150	16,151	1,128	17,429
Short-term investments	-	215	-	215
GMIB assets (2)	-	-	707	707
Other derivative assets (3)	-	47	-	47

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$150	$16,413	$1,835	$18,398

Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,332	$1,332
Other derivative liabilities (3)	-	28	-	28

Total financial liabilities at fair value	$-	$28	$1,332	$1,360

(1)

Fixed maturities included $875 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $108 million of appreciation for securities classified in Level 3.

(2)

The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3)

Other derivative assets included $10 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $37 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 9 for additional information.

16    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

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

Assets in Level 1 include actively-traded U.S. government bonds and exchange-listed equity securities. Given the narrow definition of Level 1 and the Company's investment asset strategy to maximize investment returns, a relatively small portion of the Company's investment assets are classified in this category.

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

Fixed maturities and equity securities.    Approximately 93% of the Company's investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities and preferred stocks do not trade daily, fair values are often derived using recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Nearly all of these instruments are valued using recent trades or pricing models. Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued, consistent with local market practice, using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes.

CIGNA CORPORATION - Form 10-Q    17

Back to Contents

PART I
ITEM 1 Financial Statements

Short-term investments are carried at fair value, which approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2012 or December 31, 2011. The nature and use of these other derivatives are described in Note 9.

Level 3 Financial Assets and Financial Liabilities

Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

The Company classifies certain newly issued, privately placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.

Fixed maturities and equity securities.    Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	June 30, 2012	December 31, 2011

Other asset and mortgage-backed securities - valued using pricing models	$578	$565
Corporate and government bonds - valued using pricing models	451	335
Corporate bonds - valued at transaction price	66	72
Equity securities - valued at transaction price	33	30

TOTAL	$1,128	$1,002

Fair values of other asset and mortgage-backed securities, corporate and government bonds are determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and asset-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer's financial statements, in its evaluation. Certain subordinated corporate bonds and private equity investments are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

The following table summarizes the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of June 30, 2012. The range and weighted average basis point amounts reflect the Company's best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

Other asset and mortgage-backed securities.    The significant unobservable inputs used to value the following other asset and mortgage-backed securities are liquidity and weighting of credit spreads. An adjustment for liquidity is made when there is limited trading activity for the security, as of the measurement date, that considers current market conditions, issuer circumstances and complexity of the security structure. An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral with no standard market valuation technique. The weighting of credit spreads is primarily based on the underlying collateral's characteristics and their proportional cash flows supporting the bond obligations. The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral, ranging from high credit quality to below investment grade.

Corporate and government bonds.    The significant unobservable input used to value the following corporate and government bonds is an adjustment for liquidity.

18    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.

As of June 30, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points

Other asset and mortgage-backed securities	$575	Liquidity	60-430 (90)
		Weighting of credit spreads	80-4,900 (510)
Corporate and government bonds	$309	Liquidity	10-500 (240)

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

These GMIB assets and liabilities are estimated with an internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business. Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants' accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information. Assumptions related to annuitant behavior reflect the Company's belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of June 30, 2012 were as follows:

Assumptions based on observable inputs:

•

The market return ("growth interest rate") and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.11% at June 30, 2012 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants' underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 50% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 19% to 33% for equity funds, 6% to 9% for bond funds, and 0% to 1% for money market funds.

Assumptions based on unobservable inputs:

•

The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•

The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 1% to 12%, and depends on the time since contract issue and the relative value of the guarantee. The weighted average annual lapse rate is 2%.

•

The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant's age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity

CIGNA CORPORATION - Form 10-Q    19

Back to Contents

PART I
ITEM 1 Financial Statements

contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 35%. The weighted average annual annuity election rate is 11%.

•

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant's view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant's view of the reinsurers' credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries' credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 10 to 120 basis points for the GMIB liability with a weighted average of 55 basis points and ranged from 30 to 145 basis points for the GMIB reinsurance asset with a weighted average of 80 basis points for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company's estimate of the capital and return on capital that would be required by a hypothetical market participant. The assumed return on capital is 10% after tax.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date. Capital markets assumptions are expected to change at each valuation date reflecting currently observable market conditions. Other assumptions, that require the Company to make critical accounting estimates, may also change based on a hypothetical market participant's view of actual experience as it emerges over time or other factors that impact the net liability. The significant unobservable inputs used in the fair value measurement of the GMIB assets and liabilities are lapse rates, annuity election rates, and spreads used to calculate nonperformance risk. Significant decreases in assumed lapse rates or spreads used to calculate nonperformance risk, or increases in assumed annuity election rates would result in higher fair value measurements. Generally, a change in one of these assumptions is not necessarily accompanied by a change in another assumption. If the emergence of future experience or future assumptions differs from the assumptions used in estimating these assets and liabilities, the resulting impact could be material to the Company's consolidated results of operations and, in certain situations, could be material to the Company's financial condition.

GMIB liabilities are reported in the Company's Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from two external reinsurers and are reported in the Company's Consolidated Balance Sheets in Other assets, including other intangibles.

20    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

 Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and six months ended June 30, 2012 and 2011. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at April 1, 2012	$1,072	$617	$(1,162)	$(545)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	99	(186)	(87)
Other	3	-	-	-

Total gains (losses) included in shareholders' net income	3	99	(186)	(87)

Losses included in other comprehensive income	(3)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	7	-	-	-
Purchases, sales and settlements:
Purchases	30	-	-	-
Settlements	(26)	(9)	16	7

Total purchases, sales and settlements	4	(9)	16	7

Transfers into/(out of) Level 3:
Transfers into Level 3	46	-	-	-
Transfers out of Level 3	(1)	-	-	-

Total transfers into/(out of) Level 3	45	-	-	-

Balance at June 30, 2012	$1,128	$707	$(1,332)	$(625)

TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$-	$99	$(186)	$(87)

(1)

Amounts do not accrue to shareholders.

For the Three Months Ended June 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at April 1, 2011	$928	$459	$(850)	$(391)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	48	(85)	(37)
Other	2	-	-	-

Total gains (losses) included in shareholders' net income	2	48	(85)	(37)

Gains included in other comprehensive income	6	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	11	-	-	-
Purchases, sales and settlements:
Purchases	42	-	-	-
Settlements	(19)	(17)	18	1

Total purchases, sales and settlements	23	(17)	18	1

Transfers into/(out of) Level 3:
Transfers into Level 3	19	-	-	-
Transfers out of Level 3	(39)	-	-	-

Total transfers into/(out of) Level 3	(20)	-	-	-

Balance at June 30, 2011	$950	$490	$(917)	$(427)

TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$2	$48	$(85)	$(37)

(1)

Amounts do not accrue to shareholders.

CIGNA CORPORATION - Form 10-Q    21

Back to Contents

PART I
ITEM 1 Financial Statements

For the Six Months Ended June 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	13	(33)	(20)
Other	3	-	-	-

Total gains (losses) included in shareholders' net income	3	13	(33)	(20)

Gains included in other comprehensive income	5	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(4)	-	-	-
Purchases, sales and settlements:
Purchases	67	-	-	-
Settlements	(29)	(18)	34	16

Total purchases, sales and settlements	38	(18)	34	16

Transfers into/(out of) Level 3:
Transfers into Level 3	119	-	-	-
Transfers out of Level 3	(35)	-	-	-

Total transfers into/(out of) Level 3	84	-	-	-

Balance at June 30, 2012	$1,128	$707	$(1,332)	$(625)

TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$-	$13	$(33)	$(20)

(1)

Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2011	$933	$480	$(903)	$(423)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	27	(48)	(21)
Other	7	-	-	-

Total gains (losses) included in shareholders' net income	7	27	(48)	(21)

Gains included in other comprehensive income	8	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	5	-	-	-
Purchases, sales and settlements:
Purchases	49	-	-	-
Settlements	(31)	(17)	34	17

Total purchases, sales and settlements	18	(17)	34	17

Transfers into/(out of) Level 3:
Transfers into Level 3	19	-	-	-
Transfers out of Level 3	(40)	-	-	-

Total transfers into/(out of) Level 3	(21)	-	-	-

Balance at June 30, 2011	$950	$490	$(917)	$(427)

TOTAL GAINS (LOSSES) INCLUDED IN INCOME ATTRIBUTABLE TO INSTRUMENTS HELD AT THE REPORTING DATE	$7	$27	$(48)	$(21)

(1)

Amounts do not accrue to shareholders.

As noted in the tables above, total gains and losses included in shareholders' net income are reflected in the following captions in the Consolidated Statements of Income:

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

22    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Reclassifications impacting Level 3 financial instruments are reported as transfers into or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the six months ended June 30, 2012, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain public and private corporate bonds, principally related to credit risk of the issuers.

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

Under FASB's guidance for fair value measurements, the Company's GMIB assets and liabilities are expected to be volatile in future periods because the underlying capital markets assumptions will be based largely on market-observable inputs at the close of each reporting period including interest rates and market-implied volatilities.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts ("GMIB equity hedge program") by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts ("GMIB growth interest rate hedge program") using LIBOR swap contracts and exchange-traded treasury futures contracts. In June 2012, the GMIB equity hedge program was expanded. See Note 9 for further information.

GMIB fair value losses of $87 million for the three months ended June 30, 2012 were primarily due to declining interest rates and decreases in underlying policyholder account values that occurred during the second quarter of 2012 due to unfavorable market conditions. Fair value losses of $20 million for the six months ended June 30, 2012 were due to declining interest rates partially offset by increases in policyholder account values due to favorable equity market returns.

GMIB fair value losses of $37 million for the three months ended June 30, 2011 were primarily due to declining interest rates. Fair value losses of $21 million for the six months ended June 30, 2011 were due to declining interest rates and updates to the risk and profit charge, partially offset by increases in underlying policyholder account values due to favorable equity market returns.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company's revenues and expenses. As of June 30, 2012 and December 31, 2011 separate account assets were as follows:

June 30, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 17)	$245	$1,422	$-	$1,667
Non-guaranteed separate accounts (1)	1,829	3,906	952	6,687

TOTAL SEPARATE ACCOUNT ASSETS	$2,074	$5,328	$952	$8,354

(1)

As of June 30, 2012, non-guaranteed separate accounts included $3.2 billion in assets supporting the Company's pension plans, including $902 million classified in Level 3.

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 17)	$249	$1,439	$-	$1,688
Non-guaranteed separate accounts (1)	1,804	3,851	750	6,405

TOTAL SEPARATE ACCOUNT ASSETS	$2,053	$5,290	$750	$8,093

(1)

As of December 31, 2011, non-guaranteed separate accounts include $3.0 billion in assets supporting the Company's pension plans, including $702 million classified in Level 3.

Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:

•

corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

CIGNA CORPORATION - Form 10-Q    23

Back to Contents

PART I
ITEM 1 Financial Statements

•

actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value which is the exit price.

Separate account assets classified in Level 3 include investments primarily in securities partnerships, real estate and hedge funds generally valued based on the separate account's ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following tables summarize the changes in separate account assets reported in Level 3 for the three and six months ended June 30, 2012 and June 30, 2011.

	Three Months Ended June 30,

(In millions)	2012	2011

Balance at April 1	$943	$559
Policyholder gains (1)	9	21
Purchases, sales and settlements:
Purchases	16	106
Sales	-	(1)
Settlements	(18)	(35)

Total purchases, sales and settlements	(2)	70

Transfers into/(out of) Level 3:
Transfers into Level 3	2	-
Transfers out of Level 3	-	(6)

Total transfers into/(out of) Level 3	2	(6)

BALANCE AT JUNE 30	$952	$644

(1)

Included in this amount are gains of $9 million attributable to instruments still held at June 30, 2012 and gains of $21 million attributable to instruments still held at June 30, 2011.

	Six Months Ended June 30,

(In millions)	2012	2011

Balance at January 1	$750	$594
Policyholder gains (1)	27	79
Purchases, sales and settlements:
Purchases	200	115
Sales	-	(41)
Settlements	(29)	(94)

Total purchases, sales and settlements	171	(20)

Transfers into/(out of) Level 3:
Transfers into Level 3	5	-
Transfers out of Level 3	(1)	(9)

Total transfers into/(out of) Level 3	4	(9)

BALANCE AT JUNE 30	$952	$644

(1)

Included in this amount are gains of $22 million attributable to instruments still held at June 30, 2012 and gains of $61 million attributable to instruments still held at June 30, 2011.

 Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During the six months ended June 30, 2012, impaired commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $7 million. For the six months ended June 30, 2011, impaired mortgage loans representing less than less than 1% of total investments were written down to their fair values resulting in after-tax realized investment losses of $11 million.

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

24    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

 Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value. The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2012 and December 31, 2011:

		June 30, 2012		December 31, 2011

	Classification in the Fair Value Hierarchy
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$3,130	$2,995	$3,380	$3,301
Contractholder deposit funds, excluding universal life products	Level 3	$1,086	$1,057	$1,056	$1,035
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,557	$4,947	$5,281	$4,946

The fair values presented in the table above have been estimated using market information when available. The following is a description of the valuation methodologies and inputs used by the Company to determine fair value.

Commercial mortgage loans.    The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company's assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan-to-value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model. The fair value measurements were classified in Level 3 because the cash flow models incorporate significant unobservable inputs.

Contractholder deposit funds, excluding universal life products.    Generally, these funds do not have stated maturities. Approximately 55% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers' assets supporting these reinsured contracts. The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

Long-term debt, including current maturities, excluding capital leases.    The fair value of long-term debt is based on quoted market prices for recent trades. When quoted market prices are not available, fair value is estimated using a discounted cash flow analysis and the Company's estimated current borrowing rate for debt of similar terms and remaining maturities. These measurements were classified in Level 2 because the fair values are based on quoted market prices or other inputs that are market observable or can be corroborated by market data.

Fair values of off-balance-sheet financial instruments were not material.

CIGNA CORPORATION - Form 10-Q    25

Back to Contents

PART I
ITEM 1 Financial Statements

NOTE 8

Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Fixed maturities	$3	$29	$15	$50
Equity securities	-	1	4	4
Commercial mortgage loans	(7)	(16)	(10)	(16)
Real estate	-	-	(1)	-
Other investments, including derivatives	-	3	1	5

Realized investment gains (losses) before income taxes (benefits)	(4)	17	9	43
Less income taxes (benefits)	(1)	6	-	15

NET REALIZED INVESTMENT GAINS (LOSSES)	$(3)	$11	$9	$28

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Credit-related (1)	$9	$16	$14	$16
Other	1	2	2	2

TOTAL	$10	$18	$16	$18

(1)

Credit related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans. There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

 Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equity securities on the Company's Consolidated Balance Sheets. These securities are carried at fair value with changes in fair value reported in other realized investment gains (losses) and interest and dividends reported in net investment income. The Company's hybrid investments include preferred stock or debt securities with call or conversion features.

(In millions)	As of June 30, 2012	As of December 31, 2011

Included in fixed maturities:
Trading securities (amortized cost: $2; $2)	$2	$2
Hybrid securities (amortized cost: $20; $26)	20	28

TOTAL	$22	$30

Included in equity securities:
Hybrid securities (amortized cost: $81; $90)	$64	$65

Fixed maturities included $61 million at June 30, 2012 that were pledged as collateral to brokers as required under certain futures contracts. These fixed maturities were primarily federal government securities.

26    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2012:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,005	$1,022
Due after one year through five years	5,070	5,431
Due after five years through ten years	5,331	6,005
Due after ten years	2,738	3,665
Mortgage and other asset-backed securities	1,027	1,182

TOTAL	$15,171	$17,305

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $22 million at June 30, 2012 and $30 million at December 31, 2011) by type of issuer is shown below.

	June 30, 2012
(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$500	$410	$-	$910
State and local government	2,231	274	(2)	2,503
Foreign government	1,208	116	(2)	1,322
Corporate	10,205	1,215	(32)	11,388
Federal agency mortgage-backed	151	1	-	152
Other mortgage-backed	87	10	(5)	92
Other asset-backed	789	159	(10)	938

TOTAL	$15,171	$2,185	$(51)	$17,305

(In millions)	December 31, 2011

Federal government and agency	$552	$406	$-	$958
State and local government	2,185	274	(3)	2,456
Foreign government	1,173	103	(2)	1,274
Corporate	9,460	1,070	(45)	10,485
Federal agency mortgage-backed	9	-	-	9
Other mortgage-backed	73	10	(4)	79
Other asset-backed	777	160	(11)	926

TOTAL	$14,229	$2,023	$(65)	$16,187

The above table includes investments with a fair value of $3.1 billion supporting the Company's run-off settlement annuity business, with gross unrealized appreciation of $894 million and gross unrealized depreciation of $19 million at June 30, 2012. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2011, investments supporting this business had a fair value of $3 billion, gross unrealized appreciation of $851 million and gross unrealized depreciation of $25 million.

Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Proceeds from sales	$134	$149	$355	$304
Gross gains on sales	$4	$14	$19	$28
Gross losses on sales	$(1)	$(1)	$(1)	$(1)

Review of declines in fair value.    Management reviews fixed maturities with a decline in fair value from cost for impairment based on criteria that include:

•

length of time and severity of decline;

•

financial health and specific near term prospects of the issuer;

CIGNA CORPORATION - Form 10-Q    27

Back to Contents

PART I
ITEM 1 Financial Statements

•

changes in the regulatory, economic or general market environment of the issuer's industry or geographic region; and

•

the Company's intent to sell or the likelihood of a required sale prior to recovery.

Excluding trading and hybrid securities, as of June 30, 2012, fixed maturities with a decline in fair value from amortized cost (which were primarily investment grade corporate bonds) were as follows, including the length of time of such decline:

(In millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$554	$563	$(9)	310
Below investment grade	$116	$122	$(6)	85
More than one year:
Investment grade	$228	$256	$(28)	52
Below investment grade	$14	$22	$(8)	14

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. There were no equity securities with a fair value significantly lower than cost as of June 30, 2012.

Commercial Mortgage Loans

Mortgage loans held by the Company are collateralized exclusively by commercial real estate and are diversified by property type, location and borrower. Loans are secured by high quality, primarily completed and substantially leased operating properties, generally carried at unpaid principal balances and issued at a fixed rate of interest.

Credit quality.    The Company applies a consistent and disciplined approach to evaluating and monitoring credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal rating system developed from the Company's experience in real estate investing and mortgage lending. A quality rating, designed to evaluate the relative risk of the transaction, is assigned at each loan's origination and is updated each year as part of the annual portfolio loan review. The Company monitors credit quality on an ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

Quality ratings are based on internal evaluations of each loan's specific characteristics considering a number of key inputs, including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics. However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios. The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt. A debt service coverage ratio below 1.0 indicates that there is not enough cash flow to cover the loan payments. The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$280	$8	$-	$50	$-	$338
50% to 59%	669	105	25	53	-	852
60% to 69%	538	87	-	24	-	649
70% to 79%	193	167	142	46	16	564
80% to 89%	44	42	141	-	59	286
90% to 99%	35	66	-	-	58	159
100% or above	-	-	30	36	81	147

TOTAL	$1,759	$475	$338	$209	$214	$2,995

28    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

	December 31, 2011
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$225	$55	$3	$50	$9	$342
50% to 59%	444	47	26	-	53	570
60% to 69%	646	140	42	-	77	905
70% to 79%	117	132	120	159	33	561
80% to 89%	99	81	79	72	71	402
90% to 99%	36	35	30	58	116	275
100% or above	-	10	50	51	135	246

TOTAL	$1,567	$500	$350	$390	$494	$3,301

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2012 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, the portfolio's average loan-to-value ratio improved to 66% at June 30, 2012, decreasing from 70% as of December 31, 2011. The portfolio's average debt service coverage ratio was estimated to be 1.55 at June 30, 2012, a significant improvement from 1.40 at December 31, 2011.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower's request for restructure cause management to believe that the Company's estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During the six months ended June 30, 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million. The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as an other long-term investment. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted. No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan. During the three months ended June 30, 2012, the $100 million note was paid down by $46 million with the remaining $54 million note reclassified to good standing due to an improved quality rating based on significant improvements in its loan-to-value and debt service coverage ratios resulting from the annual loan review.

During the twelve months ended December 31, 2011, the Company restructured a $65 million potential problem loan into two notes carried at $55 million and $10 million. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted. No valuation reserve was required because the fair value of the underlying property exceeded the carrying value of the outstanding loan. As a part of this restructuring, the borrowers and the Company have committed to fund additional capital for leasing and capital requirements.

Other loans were modified during the six months ended June 30, 2012 and the twelve months ended December 31, 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company's results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $247 million at June 30, 2012 and $336 million at December 31, 2011. At June 30, 2012, mortgage loans located in the South Atlantic region represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by property type. At December 31, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region.

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

CIGNA CORPORATION - Form 10-Q    29

Back to Contents

PART I
ITEM 1 Financial Statements

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

The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2012			December 31, 2011

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$110	$(13)	$97	$154	$(19)	$135
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60

TOTAL	$170	$(13)	$157	$214	$(19)	$195

During the six months ended June 30, 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase in valuation reserves on three impaired commercial mortgage loans collateralized by industrial properties and one impaired commercial mortgage loan collateralized by a retail property. The average recorded investment in impaired loans was $190 million at June 30, 2012 and $145 million at June 30, 2011. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the six months ended June 30, 2012 or 2011. Interest income on impaired commercial mortgage loans was not significant for the six months ended June 30, 2012 or 2011.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2012	2011

Reserve balance, January 1,	$19	$12
Increase in valuation reserves	10	16
Charge-offs upon sales and repayments, net of recoveries	-	(1)
Transfers to Other long-term investments	(16)	-

RESERVE BALANCE, JUNE 30,	$13	$27

Short-term investments and cash equivalents.    Short-term investments and cash equivalents includes corporate securities of $1.3 billion, federal government securities of $207 million and money market funds of $127 million as of June 30, 2012. The Company's short-term investments and cash equivalents as of December 31, 2011 included corporate securities of $4.1 billion, federal government securities of $164 million and money market funds of $40 million.

NOTE 9

Derivative Financial Instruments

The Company has written and purchased reinsurance contracts under its run-off reinsurance segment that are accounted for as free standing derivatives. The Company also uses derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance segment. In addition, the Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities. See Note 2 to the Financial Statements contained in the Company's 2011 Form 10-K for information on the Company's accounting policy for derivative financial instruments. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.    The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of June 30, 2012 or December 31, 2011.

30    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Derivative instruments associated with the Company's run-off reinsurance segment.

Guaranteed Minimum Income Benefits (GMIB)

Purpose.    The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount ("GMIB liabilities"). According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company has purchased retrocessional coverage for a portion of these contracts to reduce a portion of the risks assumed ("GMIB assets").

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

Cash flows.    Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders' account values or deposits increased at a contractual rate. The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.

Volume of activity.    The potential undiscounted future payments for the written options (GMIB liability, as defined in Note 17) was $1,212 million as of June 30, 2012 and $1,244 million as of December 31, 2011. The potential undiscounted future receipts for the purchased options (GMIB asset) was $666 million as of June 30, 2012 and $684 million as of December 31, 2011.

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss

	As of June 30,	As of December 31,	As of June 30,	As of December 31,	For the three months ended June 30,		For the six months ended June 30,

Instrument	2012	2011	2012	2011	2012	2011	2012	2011

Written options (GMIB liability)	$	$	$1,332	$1,333	$186	$85	$33	$48
Purchased options (GMIB asset)	707	712			(99)	(48)	(13)	(27)

TOTAL	$707	$712	$1,332	$1,333	$87	$37	$20	$21

GMDB and GMIB Hedge Programs

Purpose.    The Company also uses derivative financial instruments under a dynamic hedge program designed to substantially reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits ("GMDB"). During the second quarter of 2012, the Company expanded this hedge program to cover approximately one-half of the equity market exposures associated with its GMIB business, increasing the covered exposure from approximately one-quarter. The Company also operates a dynamic hedge program to reduce the exposure to changes in interest rate levels on the growth rate for approximately one-third of its GMDB and one-quarter of its GMIB businesses ("GMDB and GMIB growth interest rate hedge program"). These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change. See Notes 6 and 7 for further details regarding these businesses.

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

CIGNA CORPORATION - Form 10-Q    31

Back to Contents

PART I
ITEM 1 Financial Statements

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

	Notional Amount (In millions)
Instrument	As of June 30, 2012	As of December 31, 2011

Equity and currency futures — equity hedge	$934	$994
Interest rate swaps — growth interest rate hedge	240	240
U.S. Treasury futures — growth interest rate hedge	54	29
Eurodollar futures — growth interest rate hedge	633	598

TOTAL	$1,861	$1,861

The following tables provide the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Revenues
	For the three months ended June 30,		For the six months ended June 30,

	2012	2011	2012	2011

Equity and currency futures for GMDB exposures	$20	$(5)	$(64)	$(49)
Equity and currency futures for GMIB exposures	2	-	(6)	-

TOTAL EQUITY AND CURRENCY FUTURES (1)	$22	$(5)	$(70)	$(49)

	Other Assets, including other intangibles		Other Revenues

			For the three months ended		For the six months ended

	As of June 30, 2012	As of December 31, 2011
			June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest rate swaps	$37	$33	$11	$8	$7	$12
Interest rate futures (1)	-	-	(2)	(1)	(1)	-

TOTAL INTEREST RATE SWAPS AND FUTURES	$37	$33	$9	$7	$6	$12

Interest rate derivatives for GMDB exposures			$8	$6	$5	$10
Interest rate derivatives for GMIB exposures			1	1	1	2

TOTAL INTEREST RATE SWAPS AND FUTURES			$9	$7	$6	$12

(1)

Balance sheet presentation of amounts receivable or payable relating to futures daily variation margin are not fair values and are excluded from this table.

 Derivative instruments used in the Company's investment risk management.

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

32    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

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

Volume of activity.    The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
Instrument	As of June 30, 2012	As of December 31, 2011

Interest rate swaps	$120	$134
Foreign currency swaps	134	134
Combination interest rate and foreign currency swaps	64	64

TOTAL	$318	$332

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)

	As of June 30,	As of December 31,	As of June 30,	As of December 31,	For the three months ended June 30,		For the six months ended June 30,

Instrument	2012	2011	2012	2011	2012	2011	2012	2011

Interest rate swaps	$6	$7	$-	$-	$(1)	$-	$(1)	$(2)
Foreign currency swaps	4	3	17	19	5	(6)	2	(10)
Combination interest rate and foreign currency swaps	-	-	11	11	2	(2)	-	(5)

TOTAL	$10	$10	$28	$30	$6	$(8)	$1	$(17)

(1)

Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months and six months ended June 30, 2012 and 2011, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not material. No gains (losses) were recognized due to ineffectiveness and there were no amounts excluded from the assessment of hedge effectiveness.

NOTE 10

Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of the Company's involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•

the structure and purpose of the entity;

•

the risks and rewards created by and shared through the entity; and

•

the entity's participants' ability to direct the activities, receive its benefits and absorb its losses. Participants include the entity's sponsors, equity holders, guarantors, creditors and servicers.

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager. These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations and mortgage-backed securities. The asset-backed securities largely represent fixed-rate debt securities issued by trusts which hold perpetual floating-rate subordinated notes issued by foreign banks. The mortgage-backed securities represent senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets. The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools. The Company is not the primary beneficiary and does not consolidate any of these entities because either:

•

it had no power to direct the activities that most significantly impact the entities' economic performance; or

CIGNA CORPORATION - Form 10-Q    33

Back to Contents

PART I
ITEM 1 Financial Statements

•

it had no right to receive benefits nor obligation to absorb losses that could be significant to these variable interest entities.

The Company has not provided, and does not intend to provide, financial support to these entities. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required. The Company's maximum potential exposure to loss related to these entities is limited to the carrying amount of its investment reported in fixed maturities and equity securities, and its aggregate ownership interest is insignificant relative to the total principal amount issued by these entities.

NOTE 11

Reinsurance

The Company's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct losses. Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability. The Company regularly evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

Retirement benefits business.    The Company had reinsurance recoverables of $1.5 billion as of June 30, 2012 and $1.6 billion as of December 31, 2011 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, which is reduced as the Company's reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of June 30, 2012, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance.    The Company had reinsurance recoverables of $4.1 billion as of June 30, 2012 and $4.2 billion as of December 31, 2011 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company's individual life insurance and annuity business through indemnity reinsurance arrangements. The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or it will be required to fully secure the outstanding balance. As of June 30, 2012 both companies had ratings sufficient to avoid triggering this contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations.    The Company's insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $305 million as of June 30, 2012 are expected to be collected from more than 70 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2012, the Company's recoverables related to these segments were net of a reserve of $4 million.

Assumed and Ceded reinsurance: Run-off Reinsurance segment.    The Company's Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers' compensation, and personal accident business and also purchased retrocessional coverage to reduce the risk of loss on these contracts. In 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers' compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers.

Liabilities related to GMDB, workers' compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the caption Other assets, including other intangibles and the liability related to GMIB is recorded in the caption Accounts payable, accrued expenses, and other liabilities on the Company's Consolidated Balance Sheets (see Notes 7 and 17 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers' compensation, and personal accident total $187 million as of June 30, 2012. Of this amount, approximately 92% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2012, the Company's recoverables related to this segment were net of a reserve of $1 million.

The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on the ceding companies' claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as claim mortality and contractholder behavior. Any of these claim payments can extend many years into the future, and the amount of the ceding companies' ultimate claims, and therefore the amount of the Company's ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.

34    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

Summary.    The Company's reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2012, based on current information. However, it is possible that future developments could have a material adverse effect on the Company's consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company's financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance.    In the Company's Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Ceded premiums and fees
Individual life insurance and annuity business sold	$46	$49	$97	$96
Other	70	59	136	117

TOTAL	$116	$108	$233	$213

Reinsurance recoveries
Individual life insurance and annuity business sold	$69	$87	$137	$152
Other	42	46	96	93

TOTAL	$111	$133	$233	$245

NOTE 12

Pension and Other Postretirement Benefit Plans

The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various domestic and foreign plans. The effect of its foreign pension and other postretirement benefit plans is immaterial to the Company's results of operations, liquidity and financial position. Effective July 1, 2009, the Company froze its primary domestic defined benefit pension plans.

For the six months ended June 30, 2012, the Company's postretirement benefits liability decreased by $54 million pre-tax ($36 million after-tax) resulting in an increase in shareholders' equity. This decrease was primarily a result of net amortization of actuarial losses and prior service cost, results of the annual actuarial review completed during the second quarter of 2012, and settlement charges in the Company's non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits.    Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$-	$-	$1	$1	$1	$1	$1	$1
Interest cost	50	57	99	114	4	5	8	10
Expected long-term return on plan assets	(67)	(68)	(134)	(133)	-	(1)	-	(1)
Amortization of:
Net loss from past experience	15	10	30	19	-	-	-	-
Prior service cost	-	-	-	-	(3)	(4)	(6)	(8)
Settlement loss	-	-	6	-	-	-	-	-

NET COST	$(2)	$(1)	$2	$1	$2	$1	$3	$2

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006. For the six months ended June 30, 2012, the Company contributed $112 million to those plans, of which $44 million was required and $68 million was voluntary. For the remainder of 2012, the Company expects to make additional contributions of $138 million.

CIGNA CORPORATION - Form 10-Q    35

Back to Contents

PART I
ITEM 1 Financial Statements

NOTE 13

Debt

Short-term and long-term debt were as follows:

(In millions)	June 30, 2012	December 31, 2011

Short-term:
Commercial paper	$225	$100
Current maturities of long-term debt	1	4

TOTAL SHORT-TERM DEBT	$226	$104

Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	298	298
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	38	43

TOTAL LONG-TERM DEBT	$4,985	$4,990

As further described in Note 3, the Company acquired HealthSpring on January 31, 2012. At the acquisition date, HealthSpring had $326 million of debt outstanding. In accordance with debt covenants, HealthSpring's debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the six months ended June 30, 2012.

As of June 30, 2012, the Company had $1.4 billion of borrowing capacity under its credit agreement, reflecting $99 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $4.5 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

36    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

NOTE 14

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in accumulated other comprehensive loss were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax

Three Months Ended June 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$98	$(32)	$66
Reclassification adjustment for (gains) included in shareholders' net income	(3)	1	(2)

Net unrealized appreciation, securities	$95	$(31)	$64

Net unrealized appreciation, derivatives	$6	$(1)	$5

Net translation of foreign currencies	$(45)	$2	$(43)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$12	$(3)	$9
Net change due to valuation update	24	(8)	16

Net postretirement benefits liability adjustment	$36	$(11)	$25

Three Months Ended June 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$162	$(55)	$107
Reclassification adjustment for (gains) included in shareholders' net income	(30)	10	(20)

Net unrealized appreciation, securities	$132	$(45)	$87

Net unrealized depreciation, derivatives	$(7)	$2	$(5)

Net translation of foreign currencies	$44	$(4)	$40

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(3)	$3
Net change due to valuation update	3	(1)	2

Net postretirement benefits liability adjustment	$9	$(4)	$5

CIGNA CORPORATION - Form 10-Q    37

Back to Contents

PART I
ITEM 1 Financial Statements

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax

Six Months Ended June 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$149	$(48)	$101
Reclassification adjustment for (gains) included in shareholders' net income	(19)	6	(13)

Net unrealized appreciation, securities	$130	$(42)	$88

Net unrealized depreciation, derivatives	$-	$-	$-

Net translation of foreign currencies	$(2)	$(6)	$(8)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$24	$(8)	$16
Reclassification adjustment for settlement	6	(2)	4

Total reclassification adjustments to shareholders' net income	30	(10)	20
Net change due to valuation update	24	(8)	16

Net postretirement benefits liability adjustment	$54	$(18)	$36

Six Months Ended June 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$177	$(60)	$117
Reclassification adjustment for (gains) included in shareholders' net income	(54)	18	(36)

Net unrealized appreciation, securities	$123	$(42)	$81

Net unrealized depreciation, derivatives	$(15)	$5	$(10)

Net translation of foreign currencies	$97	$(9)	$88

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$11	$(4)	$7
Net change due to valuation update	3	(1)	2

Net postretirement benefits liability adjustment	$14	$(5)	$9

NOTE 15

Income Taxes

A.    Income Tax Expense

The Company continues to accrue income taxes on undistributed earnings of certain foreign operations using the foreign jurisdictions' tax rates, as compared to the higher U.S. statutory tax rate. Beginning in the first quarter of 2012, the Company began computing income taxes attributable to its China and Indonesia operations using the same method, based upon a determination that the earnings of these operations would be permanently invested overseas. The Company continues to evaluate the permanent investment of foreign earnings for additional jurisdictions.

Shareholders' net income for the six months ended June 30, 2012 increased by $22 million, that included $13 million attributable to the first quarter implementation of this method for the Company's China and Indonesia operations. Shareholders' net income for the six months ended June 30, 2011 increased by $15 million related to this method. Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $90 million through June 30, 2012. The year-to-date change in the cumulative unrecognized deferred tax liability includes a $9 million reduction due to the transition in the accounting for deferred acquisition costs, that was adopted through retrospective adjustment on January 1, 2012. See Note 2 for additional information.

B.    Unrecognized Tax Benefits

Gross unrecognized tax benefits increased for the six months ended June 30, 2012 by $5 million, resulting in a decrease to shareholders' net income of $4 million.

During the first quarter of 2011, the IRS completed its examination of the Company's 2007 and 2008 consolidated federal income tax returns, resulting in an increase to shareholders' net income of $24 million ($33 million reported in income tax expense, partially offset by a $9 million pre-tax charge). The increase in shareholders' net income included a reduction in net unrecognized tax benefits of $11 million and a reduction of interest expense of $11 million (reported in income tax expense).

38    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

The Company has determined it is at least reasonably possible that within the next twelve months there could be a significant increase in the level of unrecognized tax benefits should there be adverse developments relative to certain IRS specific matters. Any changes are not expected to have a material impact on shareholders' net income.

C.    Other Tax Matters

The Company has a continuing dispute with the IRS for tax years 2004 through 2006 concerning the appropriate reserve methodology for certain reinsurance contracts. Trial was held before the United States Tax Court for the 2004 tax year in September 2011; the Court's decision is expected later in 2012. Prior to trial, the IRS conceded the adjustments, but did not agree with the Company's reserve methodology. Though the IRS concession was a favorable development that significantly limited exposure, the Company has continued to pursue the litigation in order to establish that its methodology is appropriate and can be applied prospectively. The IRS raised the same issue in its audit of the Company's 2005 and 2006 tax returns. As a result, the Company filed a petition with the United States Tax Court for these years on September 19, 2011. The Company continues to believe that it will prevail in both the 2004 and 2005-2006 litigation.

During the fourth quarter of 2011, the IRS issued a notice of deficiency relating to the 2007 and 2008 tax years. The Company disagrees with such IRS action. On January 11, 2012 the Company filed a petition in the United States Tax Court and believes that the ultimate outcome will not impact results of its operations or liquidity.

The IRS has commenced examination of the Company's 2009 and 2010 consolidated federal income tax returns; this examination is not expected to be completed prior to 2013.

NOTE 16

Segment Information

The Company's Operating segments generally reflect groups of related products, but the International segment is generally based on geography. Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and this newly acquired Medicare operating segment have been aggregated as the Health Care reportable segment reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. Other operating segments that do not require separate disclosure have been combined into Other Operations. The Company measures the financial results of its segments using "segment earnings (loss)", which is defined as shareholders' net income (loss) excluding after-tax realized investment gains and losses.

As discussed in Note 2, in 2012, the Company adopted amended accounting guidance for deferred acquisition costs through retrospective adjustment of prior periods. See Note 2 for the effect of this amended guidance on previously reported segment revenue and earnings amounts.

Summarized segment financial information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$5,466	$3,711	$10,403	$7,430
International	904	740	1,779	1,444
Disability and Life	749	717	1,492	1,405
Run-off Reinsurance	37	10	(53)	(24)
Other Operations	39	42	78	86
Corporate	(17)	(14)	(34)	(29)

Total	$7,178	$5,206	$13,665	$10,312

Shareholders' net income
Health Care	$332	$280	$574	$527
International	65	57	145	118
Disability and Life	89	88	154	170
Run-off Reinsurance	(62)	(22)	(32)	(9)
Other Operations	21	20	41	43
Corporate	(62)	(43)	(140)	(73)

Segment Earnings	383	380	742	776
Realized investment gains (losses), net of taxes	(3)	11	9	28

SHAREHOLDERS' NET INCOME	$380	$391	$751	$804

CIGNA CORPORATION - Form 10-Q    39

Back to Contents

PART I
ITEM 1 Financial Statements

Concentration of risk.    For the Company's International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment's revenues for the three months ended and six months ended June 30, 2012. South Korea generated 55% and 46% of the segment's earnings for the three months ended and six months ended June 30, 2012. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory, and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and the Company's consolidated financial results.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of June 30, 2012, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.7 billion as of June 30, 2012. Approximately 74% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2012. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

Other Financial Guarantees

Guaranteed minimum income benefit (GMIB) contracts.    The Company's reinsurance operations, that were discontinued in 2000 and are now an inactive business in run-off mode, reinsured minimum income benefits under certain variable annuity contracts issued by other insurance companies. A contractholder can elect to annuitize the benefit within 30 days of any eligible policy anniversary after a specified contractual waiting period. The Company's exposure arises when the guaranteed annuitization benefit exceeds the annuitization benefit based on the policy's current account value. At the time of annuitization, the Company pays the excess (if any) of the guaranteed benefit over the benefit based on the current account value in a lump sum to the direct writing insurance company.

In periods of declining equity markets or declining interest rates, the Company's GMIB liabilities increase. Conversely, in periods of rising equity markets and rising interest rates, the Company's liabilities for these benefits decrease.

The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, nonperformance risk, and risk and profit charges. See Note 7 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined and Note 9 for information on the Company's dynamic equity and growth interest rate hedge programs for this business.

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

•

all annuitants elected to receive their benefit on the next available date (2012 through 2019); and

40    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

•

all underlying mutual fund investment values remained at the June 30, 2012 value of $1.1 billion with no future returns.

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

Certain other guarantees.    The Company had indemnification obligations to lenders of up to $299 million as of June 30, 2012, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates. These borrowings, which are nonrecourse to the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2012 through 2042. The Company's indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of June 30, 2012.

As of June 30, 2012, the Company guaranteed that it would compensate the lessors for a shortfall of up to $44 million in the market value of certain leased equipment at the end of the lease. Guarantees of $28 million expire in 2012 and $16 million expire in 2016. The Company had liabilities for these guarantees of $18 million as of June 30, 2012.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only ("ASO") and certain minimum premium customers. The customers are responsible for adequately funding their accounts as claim checks are presented for payment. Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account. The amount of the guarantee fluctuates daily. As of June 30, 2012, the aggregate maximum exposure under these guarantees was approximately $404 million and there were no liabilities required. There were no after-tax charges related to these guarantees for the six months ended June 30, 2012 or for the same period in 2011. Through July 24, 2012, the exposure that existed at June 30, 2012 has been reduced by approximately 88% through customers' funding of claim checks when presented for payment. In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs. In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards. If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes liabilities for estimated payouts associated with these performance guarantees. Approximately  16% of ASO fees reported for the six months ended June 30, 2012 were at risk, with reimbursements estimated to be approximately 1%.

The Company had indemnification obligations as of June 30, 2012 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities required for these indemnification obligations as of June 30, 2012.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, liquidity or financial condition.

Regulatory and Industry Developments

Employee benefits regulation.    The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the Federal Departments of Labor and Justice, as well as the courts. Regulation, legislation and judicial decisions have resulted in changes to industry and the Company's business practices and will continue to do so in the future. In addition, the Company's subsidiaries are routinely involved with various claims, lawsuits and regulatory and IRS audits and investigations that could result in financial liability, changes in business practices, or both. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010, could have a material adverse effect on the Company's health care

CIGNA CORPORATION - Form 10-Q    41

Back to Contents

PART I
ITEM 1 Financial Statements

operations if it inhibits the Company's ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

Other possible regulatory and legislative changes or judicial decisions that could have an adverse effect on the Company's employee benefits businesses include:

•

additional mandated benefits or services that increase costs;

•

legislation that would grant plan participants broader rights to sue their health plans;

•

changes in public policy and in the political environment, that could affect state and federal law, including legislative and regulatory proposals related to health care issues, that could increase cost and affect the market for the Company's health care products and services;

•

changes in Employee Retirement Income Security Act of 1974 ("ERISA") regulations resulting in increased administrative burdens and costs;

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

Guaranty fund assessments.    The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure to assessments is based on its share of business it writes in the relevant jurisdictions for certain obligations of insolvent insurance companies to policyholders and claimants. For the six months ended June 30, 2012 and 2011, charges related to guaranty fund assessments were not material to the Company's results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. On May 3, 2012, the state court denied the regulator's amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer. On May 14, 2012 the regulator filed a post-trial motion requesting the court to reconsider its decision. It is uncertain whether the regulator will appeal the court's decision. If the state court's decision is reversed and the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company's insurance subsidiaries write premiums. Based on current information available, in the event of a reversal of the state court decision and liquidation of the insurer, the Company has estimated that potential future assessments could result in future charges totaling approximately $60 million after-tax. The Company will continue to monitor the outcome of the courts' deliberations.

Litigation and Other Legal Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. Such legal matters include benefit claims, breach of contract claims, tort claims, disputes regarding reinsurance arrangements, employment related suits, employee benefit claims, wage and hour claims, and intellectual property and real estate related disputes. Litigation of income tax matters is accounted for under FASB's accounting guidance for uncertainty in income taxes. Further information can be found in Note 15. The outcome of litigation and other legal matters is always uncertain, and unfavorable outcomes that are not justified by the evidence can occur. The Company believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.

When the Company (in the course of its regular review of pending litigation and legal matters) has determined that a material loss is reasonably possible, the matter is disclosed. In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company's best estimate of the probable loss at the time. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range. In cases that the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the relevant costs. In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. The Company provides disclosure in the aggregate for material

42    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 1 Financial Statements

pending litigation and legal matters, including accruals, range of loss, or a statement that such information cannot be estimated. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

As of June 30, 2012, the Company had accrued pre-tax reserves of $102 million ($66 million after-tax) for the matters discussed below. Due to numerous uncertain and unpredictable factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

Except as otherwise noted, the Company believes that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. However, in light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company and that an adverse outcome in one or more of these matters could be material to the Company's results of operation, financial condition or liquidity for any particular period.

Amara cash balance pension plan litigation.    On December 18, 2001, Janice Amara filed a class action lawsuit, captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. Cigna Corporation and Cigna Pension Plan, in the United States District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan on behalf of herself and other similarly situated participants in the Cigna Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations including, among other things, that the Plan's cash balance formula discriminates against older employees; the conversion resulted in a wear away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and these conditions are not adequately disclosed in the Plan.

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

Both parties appealed the court's decisions to the United States Court of Appeals for the Second Circuit which issued a decision on October 6, 2009 affirming the District Court's judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna's petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts' decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company's position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of "appropriate equitable relief" that plaintiffs may pursue as an alternative remedy.

The case is now in the trial court following remand. Briefs have been filed on the remedial issues and hearings took place on December 9, 2011 and March 29-30, 2012. The Company will continue to vigorously defend its position in this case.

Ingenix.    On February 13, 2008, State of New York Attorney General Andrew M. Cuomo announced an industry-wide investigation into the use of data provided by Ingenix, Inc., a subsidiary of UnitedHealthcare, used to calculate payments for services provided by out-of-network providers. The Company received four subpoenas from the New York Attorney General's office in connection with this investigation and responded appropriately. On February 17, 2009, the Company entered into an Assurance of Discontinuance resolving the investigation. In connection with the industry-wide resolution, the Company contributed $10 million to the establishment of a new non-profit company that now compiles and provides the data formerly provided by Ingenix.

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

On September 23, 2011, the court granted in part and denied in part the Company's motion to dismiss the consolidated amended complaint. The court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing to sue, and as a result the case will proceed only on behalf of subscribers. In addition, the court dismissed all of the antitrust claims, the ERISA claims based on disclosure and the New Jersey state law claims. The court did not dismiss the ERISA claims for benefits and claims under the RICO statute. Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011, which is fully briefed and pending.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

CIGNA CORPORATION - Form 10-Q    43

Back to Contents

PART I
ITEM 1 Financial Statements

Karp gender discrimination litigation.    On March 3, 2011, Bretta Karp filed a class action gender discrimination lawsuit against the Company in the United States District Court for the District of Massachusetts. The plaintiff alleges systemic discrimination against females in compensation, promotions, training, and performance evaluations in violation of Title VII of the Civil Rights Act of 1964, as amended, and Massachusetts law. Plaintiff seeks monetary damages and various other forms of broad programmatic relief, including injunctive relief, backpay, lost benefits, and preferential rights to jobs. The Company filed a motion to dismiss the lawsuit on May 16, 2011, that was granted by the court on March 30, 2012. Plaintiff has chosen not to appeal the decision, and has elected to pursue individual arbitration. Therefore, this matter no longer has the potential to be material to the Company's results of operations.

44    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company's financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g., "Outlook for 2012"). Actual results may differ materially from the Company's predictions. Some factors that could cause results to differ are discussed throughout Management's Discussion and Analysis ("MD&A"), including in the Cautionary Statement beginning on page 73. The forward-looking statements contained in this filing represent management's current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of June 30, 2012, compared with December 31, 2011, and its results of operations for the three months and six months ended June 30, 2012 compared with the same periods last year. This discussion should be read in conjunction with the MD&A included in the Company's 2011 Form 10-K, to which the reader is directed for additional information.

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

Unless otherwise indicated, financial information in the MD&A is presented in accordance with GAAP. As discussed in Note 2 to the Consolidated Financial Statements, in 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. Summarized below are the impacts of the new guidance on previously reported amounts. This adoption had no impact on the underlying economic value or cash flows of the Company's businesses, nor did it impact the Company's liquidity or the statutory surplus of its insurance subsidiaries.

CIGNA CORPORATION - Form 10-Q    45

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated Financial Summary

Three Months Ended June 30, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Revenues, excluding other revenue	$5,436	$-	$5,436
Other revenues	73	(2)	71

Total revenues	5,509	(2)	5,507
Benefits and expenses	4,893	22	4,915

Income before taxes	616	(24)	592
Income taxes	208	(7)	201

Net income	408	(17)	391
Less: net income attributable to noncontrolling interest	-	-	-

Shareholders' net income	408	(17)	391
Less: realized investment gains, net of taxes	11	-	11

SEGMENT EARNINGS	397	(17)	380
Less: adjustments to reconcile to adjusted income from operations
Results of GMIB business (after-tax)	(21)	-	(21)
Special item, after-tax
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	-

ADJUSTED INCOME FROM OPERATIONS	$418	$(17)	$401

International Financial Summary

Three Months Ended June 30, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Revenues, excluding other revenue	$761	$-	$761
Other revenues	5	(2)	3

Total revenues	766	(2)	764
Benefits and expenses	660	22	682

Income before taxes	106	(24)	82
Income taxes	32	(7)	25
Income attributable to noncontrolling interest	-	-	-

SEGMENT EARNINGS	$74	$(17)	$57

46    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated Financial Summary

Six Months Ended June 30, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Revenues, excluding other revenue	$10,813	$-	$10,813
Other revenues	109	(4)	105

Total revenues	10,922	(4)	10,918
Benefits and expenses	9,706	41	9,747

Income before taxes	1,216	(45)	1,171
Income taxes	378	(12)	366

Net income	838	(33)	805
Less: net income attributable to noncontrolling interest	1	-	1

Shareholders' net income	837	(33)	804
Less: realized investment gains, net of taxes	28	-	28

Segment earnings	809	(33)	776
Less: adjustments to reconcile to adjusted income from operations
Results of GMIB business (after-tax)	(8)	-	(8)
Special item, after-tax
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	24	-	24

ADJUSTED INCOME FROM OPERATIONS	$793	$(33)	$760

International Financial Summary

Six Months Ended June 30, 2011

(In millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Revenues, excluding other revenue	$1,482	$-	$1,482
Other revenues	13	(4)	9

Total revenues	1,495	(4)	1,491
Benefits and expenses	1,281	41	1,322

Income before taxes	214	(45)	169
Income taxes	62	(12)	50
Income attributable to noncontrolling interest	1	-	1

SEGMENT EARNINGS	$151	$(33)	$118

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

CIGNA CORPORATION - Form 10-Q    47

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in Note 3 to the Consolidated Financial Statements, on January 31, 2012, the Company acquired HealthSpring, Inc. The results of HealthSpring are included in the data below from the date of acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in millions)	2012	2011	2012	2011

Consolidated Total Revenues	$7,457	$5,507	$14,245	$10,918
Consolidated Operating Revenues (1)	$7,430	$5,487	$14,300	$10,912
Medical customers (in thousands) (2)			13,843	12,620
Shareholders' net income	$380	$391	$751	$804
Adjusted income from operations (3)	$434	$401	$793	$760
Cash flows from operating activities	$936	$528	$1,877	$579
Shareholders' equity			$9,022	$7,216

(1)

For a definition of consolidated operating revenues, see the "Consolidated Results of Operations" section of the MD&A beginning on page 50.

(2)

Includes medical customers of the Company's Health Care segment as well as the International health care business, including global health benefits.

(3)

For a definition of adjusted income from operations, see the "Consolidated Results of Operations" section of this MD&A beginning on page 50.

 Results of Operations

•

Consolidated Revenues and Consolidated Operating Revenues increased 35% for the three months ended June 30, 2012, primarily reflecting the acquisition of HealthSpring as well as solid growth in each of the Company's ongoing businesses.

•

Medical customers increased 10% primarily attributable to growth in strategically targeted domestic and international markets as well as the acquisition of HealthSpring.

•

Shareholders' net income decreased 3% for the three months and 7% for the six months ended June 30, 2012. The decrease for the quarter primarily reflects higher GMIB losses and lower realized investment results, mostly offset by an increase in adjusted income from operations as discussed below. For the six months, the decline is primarily due to the 2012 special items related to the HealthSpring acquisition and to a litigation matter as well as the absence of the special item reported in the first quarter 2011 related to the settlement of the 2007 and 2008 IRS audit. These effects were partially offset by higher adjusted income from operations as discussed below.

•

Adjusted income from operations increased 8% for the three months ended June 30, 2012 and 4% for the six months ended June 30, 2012, largely attributable to earnings growth from the ongoing business segments partially offset by the financing costs of the HealthSpring transaction (reported in Corporate) and charges in the GMDB business resulting from assumption updates.

•

Cash flows from operating activities were significantly higher for the six months ended June 30, 2012, primarily attributable to the timing of receipts for Medicare Advantage and Medicare Part D programs, strong earnings and business growth in the Company's ongoing business segments, and lower tax payments.

Liquidity and Financial Condition

During the six months ended June 30, 2012, the Company entered into several transactions as follows:

•

acquired HealthSpring for approximately $3.8 billion, using funds available;

•

repaid HealthSpring debt of $326 million as required; and

•

contributed $112 million to the Company's pension plans.

Cash at the parent company as of June 30, 2012 was approximately $650 million. Shareholders' equity increased substantially since the second quarter of 2011, reflecting strong earnings in the second half of 2011 and the first half of 2012 and net proceeds of $629 million from the fourth quarter 2011 equity offering of 15.2 million shares used to finance the HealthSpring acquisition.

Business Strategy

For information on the Company's business strategy, see the strategy section of the Company's 2011 Form 10-K beginning on page 2. The Company's ability to increase revenue, shareholders' net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company's ability to:

•

profitably price products and services at competitive levels that reflect emerging experience;

•

effectively underwrite its product offerings and manage risk;

•

cross sell its various health and related benefit products;

48    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

•

invest available cash at attractive rates of return for appropriate durations; and

•

effectively deploy capital.

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

Run-off Operations

The Company's run-off reinsurance operations have significant exposures, primarily for its guaranteed minimum death benefits ("GMDB", also known as "VADBe") and guaranteed minimum income benefits ("GMIB") products. These products are influenced significantly by changes in equity markets and interest rates. As part of its strategy to effectively manage these exposures, the Company operates an equity hedge program to substantially reduce the impact of equity market movements on the liability for the GMDB business. In 2011, the Company implemented a hedge designed to offset a portion of the equity market risk for GMIB contracts as well as hedges designed to offset a portion of the interest rate risk related to GMDB and GMIB. In the second quarter of 2012, the equity hedge program for GMIB was expanded. The Company actively monitors the performance of the hedging programs, and will continue to evaluate further adjustments to the hedging programs. The Company also studies policyholder behavior for the GMDB and GMIB products, including lapse, mortality, annuity election rates and future partial surrender elections and adjusts future expectations based on the results of those studies.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act ("Health Care Reform") were signed into law. Certain of the law's provisions that affected the Company became effective during 2010 and 2011 and others will take effect from 2012 to 2018. The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be adopted in the future. Management is currently unable to estimate the full impact of Health Care Reform on the Company's future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions as well as the potential for the law to be repealed or amended. It is possible; however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Certain fees, including the annual health insurer fee, become effective in 2013 and 2014 for Cigna and others to help fund the additional insurance benefits and coverages provided by this legislation. Payment of these fees will result in charges to the Company's financial results in future periods. In addition, because these fees will generally not be tax deductible, the Company's effective tax rate is expected to be adversely impacted in future periods. The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders' net income and the effective tax rate because guidance for these calculations has not been finalized.

Health Care Reform also impacts Cigna's Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (which began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating of four or five stars from CMS, and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. In addition, effective in 2014, Medicare Advantage plans will be required to maintain a minimum medical loss ratio of 85% under rules that have not yet been issued. Funding for Medicare Advantage plans has been and may continue to be altered by federal legislation.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of most parts of Health Care Reform, including the obligation to purchase health care coverage (the "individual mandate"). Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers on the conversion of legislation to regulation. In addition, management is implementing

CIGNA CORPORATION - Form 10-Q    49

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform. These opportunities include the continued evolution and innovation of our broad health and wellness portfolio to improve the health and productivity of our clients and customers as well as the expansion of our physician partnership capabilities to improve the quality of care and service experience for our customers while lowering costs and improving overall value.

Acquisitions

In line with its growth strategy, the Company has strengthened its market position through the following acquisition transactions. See Note 3 for additional information.

Joint Venture Agreement with Finansbank

On July 12, 2012, the Company entered into a joint venture partnership to market life and pension products in Turkey with a Turkish retail bank, Finansbank, for a purchase price of approximately $100 million. See Note 3 to the Consolidated Financial Statements for additional information.

Acquisition of Great American Supplemental Benefits Group

On May 10, 2012, the Company entered into a definitive agreement to acquire Great American Supplemental Benefits Group for a purchase price of approximately $300 million. See Note 3 to the Consolidated Financial Statements for additional information.

Acquisition of HealthSpring, Inc.

On January 31, 2012, the Company acquired the outstanding shares of HealthSpring, Inc. ("HealthSpring") for $55 per share in cash and Cigna stock awards, representing an estimated cost of approximately $3.8 billion. See Note 3 to the Consolidated Financial Statements for additional information.

Acquisition of FirstAssist

On November 30, 2011, the Company acquired FirstAssist Group Holdings Limited ("FirstAssist") for approximately $115 million. See Note 3 to the Consolidated Financial Statements for additional information.

Consolidated Results of Operations

The Company measures the financial results of its segments using "segment earnings (loss)", that is defined as shareholders' net income (loss) before after-tax realized investment results. Adjusted income from operations is defined as consolidated segment earnings (loss) excluding special items (defined below) and the results of the GMIB business. Adjusted income from operations is another measure of profitability used by the Company's management because it presents the underlying results of operations of the Company's businesses and permits analysis of trends in underlying revenue, expenses and shareholders' net income. This measure is not determined in accordance with accounting principles generally accepted in the United States ("GAAP") and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders' net income.

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

50    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Summarized in the following table is a reconciliation between shareholders' net income and adjusted income from operations.

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$6,686	$4,786	$12,827	$9,519
Net investment income	283	284	571	563
Mail order pharmacy revenues	402	349	788	688
Other revenues	90	71	50	105
Total realized investment gains (losses)	(4)	17	9	43

Total revenues	7,457	5,507	14,245	10,918
Benefits and expenses	6,869	4,915	13,105	9,747

Income before taxes	588	592	1,140	1,171
Income taxes	208	201	389	366

Net income	380	391	751	805
Less: net income attributable to noncontrolling interest	-	-	-	1

Shareholders' net income	380	391	751	804
Less: realized investment gains (losses), net of taxes	(3)	11	9	28

SEGMENT EARNINGS	383	380	742	776
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	(51)	(21)	(10)	(8)
Special items (after-tax):
Costs associated with HealthSpring acquisition	-	-	(28)	-
Litigation matter (See Note 17 to the Consolidated Financial Statements)	-	-	(13)	-
Completion of IRS Examination (See Note 15 to the Consolidated Financial Statements)	-	-	-	24

ADJUSTED INCOME FROM OPERATIONS	$434	$401	$793	$760

Summarized below is adjusted income from operations by segment:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Adjusted Income (Loss) From Operations
Health Care	$332	$280	$594	$526
International	65	57	145	118
Disability and Life	89	88	154	165
Run-off Reinsurance	(11)	(1)	(22)	(1)
Other Operations	21	20	41	39
Corporate	(62)	(43)	(119)	(87)

TOTAL	$434	$401	$793	$760

Overview of June 30, 2012 Consolidated Results of Operations

Shareholders' net income decreased 3% for the three months and 7% for the six months ended June 30, 2012 compared with the same periods in 2011. The second quarter decrease is primarily due to higher GMIB losses and lower realized investment results, mostly offset by higher adjusted income from operations as discussed below. See the Run-off Reinsurance section of this MD&A beginning on page 61 for further discussion about the GMIB businesses. For the six months, the decrease is largely attributable to the impact of the special items for costs incurred in the first quarter of 2012 related to the acquisition of HealthSpring and a litigation matter, as well as the absence of the special item reported in the first quarter 2011 related to the settlement of the 2007 and 2008 IRS audit. These effects were partially offset by higher adjusted income from operations as discussed below.

Adjusted income from operations increased 8% for the three months and 4% for the six months ended June 30, 2012 compared with the same periods in 2011. The increases are largely the result of earnings growth from the ongoing reporting segments partially offset by financing costs of the HealthSpring transaction (reported in Corporate) and charges in the GMDB business caused by assumption updates. See the individual segment sections of this MD&A for further discussion.

CIGNA CORPORATION - Form 10-Q    51

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Items and GMIB

Management does not believe that the special items noted in the table above are representative of the Company's underlying results of operations. Accordingly, the Company excluded these special items from adjusted income from operations in order to facilitate an understanding and comparison of results of operations and permit analysis of trends in underlying revenue, expenses and shareholders' income from continuing operations.

The special items for the six months ended June 30, 2012 reflect after-tax costs associated with the January 2012 acquisition of HealthSpring and an accrual for a litigation matter.

The special item for the six months ended June 30, 2011 resulted from the completion of the 2007 and 2008 IRS examinations. See Note 15 to the Consolidated Financial Statements for additional information.

The Company also excludes the results of the GMIB business, including the results of the related hedges starting in 2011, from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders' net income, are volatile and unpredictable. See the Critical Accounting Estimates section of the MD&A beginning on page 58 of the Company's 2011 Form 10-K for more information on the effects of capital market assumption changes on shareholders' net income. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

Outlook for 2012

The Company expects 2012 consolidated adjusted income from operations to be higher than 2011, reflecting expected earnings contributions from HealthSpring and expected continued strong earnings from the other ongoing operating segments. This outlook includes the impact of year to date results for GMDB (also known as "VADBe"), but does not include an estimate for future impacts. Future potential impacts from GMDB are not known or reasonably estimable, including the impact of changes in capital markets or periodic updates to long term reserve assumptions. See Note 6 to the Consolidated Financial Statements as well as the 2011 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 58 for more information on the potential effects of capital market and other assumption changes on shareholders' net income.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2012, however they may include potential adjustments associated with litigation.

The Company's outlook for 2012 is subject to the factors cited above and in the Cautionary Statement beginning on page 73 of this Form 10-Q and the sensitivities discussed in the 2011 Form 10-K under the Critical Accounting Estimates section of the MD&A beginning on page 58. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses. These losses could adversely impact the Company's consolidated results of operations and financial condition by potentially reducing the capital of the Company's insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 35% for the three months and 30% for the six months ended June 30, 2012, compared with the same periods in 2011.

Consolidated operating revenues increased 35% for the three months ended and 31% for the six months ended June 30, 2012, compared with the same period last year. Summarized below are the key components of these increases.

Consolidated operating revenues exclude hedge gains or losses reported in Other Revenues in the Run-off Reinsurance segment and realized investment results. Consolidated operating revenue is a measure used by the Company's management because it presents the underlying volume of the Company's businesses and permits trend analysis. This measure is not determined in accordance with GAAP and should not be viewed as a

52    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

substitute for the most directly comparable GAAP measure, which is total revenues. Presented below is a reconciliation between total revenues and consolidated operating revenue.

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Consolidated Operating Revenues

Consolidated revenues	$7,457	$5,507	$14,245	$10,918
Less: Hedge gains (losses) reported in other revenues in Run-off reinsurance segment	31	3	(64)	(37)
Less: Realized investment gains (losses)	(4)	17	9	43

CONSOLIDATED OPERATING REVENUES	$7,430	$5,487	$14,300	$10,912

Premiums and Fees

Premiums and fees increased 40% for the three months and 35% for the six months ended June 30, 2012, compared with the same periods in 2011, including contributions from the HealthSpring acquisition, customer growth in the other targeted market segments of the Health Care business and continued business growth in the International and Disability and Life segments.

Net Investment Income

Net investment income was flat for the three months and increased 1% for the six months ended June 30, 2012, compared with the same periods in 2011, primarily reflecting the higher average investment assets, offset by lower yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenue increased 15% for the three months and six months ended June 30, 2012, compared with the same periods of 2011 primarily reflecting higher sales volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names.

Other Revenues

Other revenues included pre-tax gains of $31 million for the three months ended June 30, 2012, compared with $3 million for the three months ended June 30, 2011, and losses of $64 million for the six months ended June 30, 2012, compared with $37 for the six months ended June 30, 2011 related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company's run-off reinsurance operations. These hedge results are not included in Consolidated Operating Revenues. See the Run-off Reinsurance section of the MD&A beginning on page 61 for more information on this program.

Excluding the impact of these swaps and futures contracts, other revenues decreased 13% for the three months ended and 20% for the six months ended June 30, 2012, compared with the same periods in 2011, primarily reflecting the absence of revenue in 2012 from Cigna Government Services, which was sold in the second quarter of 2011.

Realized Investment Results

Realized investment results declined for the three months and six months ended June 30, 2012, compared with the same periods last year, primarily due to a decrease in prepayment activity on fixed maturities.

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

CIGNA CORPORATION - Form 10-Q    53

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

•

changes in the estimate or different estimates that could have been selected could have a material effect on the Company's consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates and reviewed the disclosures presented below with the Audit Committee of the Company's Board of Directors.

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

The Company regularly evaluates items which may impact critical accounting estimates. As of June 30, 2012, there are no significant changes to the critical accounting estimates from what was reported in the 2011 Form 10-K.

Summary

There are other accounting estimates used in the preparation of the Company's Consolidated Financial Statements, including estimates of liabilities for future policy benefits other than those identified above, as well as estimates with respect to goodwill, unpaid claims and claim expenses, post-employment and postretirement benefits other than pensions, certain compensation accruals and income taxes.

Management believes the current assumptions used to estimate amounts reflected in the Company's Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in the Company's Consolidated Financial Statements, the resulting changes could have a material adverse effect on the Company's consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and the Company's financial condition.

Segment Reporting

Operating segments generally reflect groups of related products, but the International segment is generally based on geography. Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and newly acquired Medicare operating segment have been aggregated into the Health Care reportable segment, reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. The Company measures the financial results of its segments using "segment earnings (loss)", which is defined as shareholders' income (loss) from continuing operations excluding after-tax realized investment gains and losses. "Adjusted income from operations" for each segment is defined as segment earnings excluding special items and the results of the Company's GMIB business. Adjusted income from operations is another measure of profitability used by the Company's management because it presents the underlying results of operations of the segment and permits analysis of trends. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, which is segment earnings. Each segment provides a reconciliation between segment earnings and adjusted income from operations.

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

•

customer growth;

54    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

•

sales of specialty products to core medical customers;

•

changes in operating expenses per customer;

•

operating expense as a percentage of segment revenues (operating expense ratio); and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results for the Health Care segment include HealthSpring from the date of acquisition, January 31, 2012.

Results of Operations

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$5,008	$3,295	$9,509	$6,606
Net investment income	63	67	131	134
Mail order pharmacy revenues	402	349	788	688
Other revenues	56	67	106	136

Segment revenues	5,529	3,778	10,534	7,564

Mail order pharmacy cost of goods sold	330	289	651	565
Benefits and other expenses	4,674	3,051	8,977	6,177

Benefits and expenses	5,004	3,340	9,628	6,742

Income before taxes	525	438	906	822
Income taxes	193	158	332	295

SEGMENT EARNINGS	332	280	574	527
Less: special items (after-tax) included in segment earnings:
Costs associated with the HealthSpring acquisition	-	-	(7)	-
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	-	1
Charge related to litigation matters (See Note 17 to the Consolidated Financial Statements)	-	-	(13)	-

ADJUSTED INCOME FROM OPERATIONS	$332	$280	$594	$526

Realized investment gains, (losses) net of taxes	$(1)	$5	$7	$15

Segment earnings increased 19% for the three months ended June 30, 2012 compared with the same period in 2011, due to higher adjusted income from operations, as explained below. Segment earnings increased 9% for the six months ended June 30, 2012, compared with the same period in 2011, due to higher adjusted income from operations partially offset by the special items related to costs associated with the acquisition of HealthSpring and a litigation matter. The higher adjusted income from operations is explained below.

The Health Care segment's adjusted income from operations increased by 19% for the three months and 13% for the six months ended June 30, 2012, compared with the same periods in 2011 reflecting:

•

earnings contributions from the acquired HealthSpring business; and

•

revenue growth primarily due to a higher ASO customer base, including the related contribution from Stop Loss and specialty products, driven by strong retention and sales in targeted market segments.

These impacts were partially offset by:

•

modestly higher medical care ratios in our commercial risk businesses, including increased outpatient and professional services utilization and less favorable prior period claim development; and

•

higher operating expenses primarily attributable to investments in technology that are expected to achieve operating efficiencies beginning in the latter half of 2012 and initiatives to expand business capabilities, as well as to support business growth.

CIGNA CORPORATION - Form 10-Q    55

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Revenues

The table below shows premiums and fees for the Health Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Medical:
Guaranteed cost (1),(2)	$1,057	$1,050	$2,085	$2,107
Experience-rated (2),(3)	525	486	1,030	960
Stop loss	413	356	820	705
Dental	247	218	493	439
Medicare	1,356	121	2,311	246
Medicaid	54	-	75	-
Medicare Part D	384	178	783	386
Other (4)	166	150	333	292

Total medical	4,202	2,559	7,930	5,135
Life and other non-medical	18	16	38	36

Total premiums	4,220	2,575	7,968	5,171
Fees (2),(5)	788	720	1,541	1,435

TOTAL PREMIUMS AND FEES	$5,008	$3,295	$9,509	$6,606

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

(5)

Fees related to Medicare Part D of $14 million for the three months ended and $26 million for the six months ended June 30, 2011 have been reclassified to premiums to conform to the current presentation.

Premiums and fees increased 52% for the three months and 44% for the six months ended June 30, 2012 compared with the same periods of 2011, primarily reflecting the acquisition of HealthSpring, as well as disciplined pricing, organic ASO customer growth and related Stop Loss and specialty product penetration. These increases reflect the Company's success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income decreased 6% for the three months and 2% for the six months ended June 30, 2012 compared with the same periods of 2011, reflecting lower yields, partially offset by the impact of the HealthSpring acquisition.

Mail order pharmacy revenue increased 15% for the three months and for the six months ended June 30, 2012 compared with the same periods of 2011, primarily reflecting higher sales volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans. The decrease in Other revenues is primarily driven by the divestiture of Cigna Government Services in the second quarter of 2011.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Medical claims expense	$3,405	$2,034	$6,442	$4,111
Other benefit expenses	17	21	36	45
Mail order pharmacy cost of goods sold	330	289	651	565
Operating expenses (excluding special items)	1,252	996	2,468	2,021
Special item(s)	-	-	31	-

TOTAL BENEFITS AND EXPENSES	$5,004	$3,340	$9,628	$6,742

56    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical claims expense increased by 67% for the three months and 57% for the six months ended June 30, 2012 compared with the same periods in 2011, primarily reflecting the acquisition of HealthSpring, as well as medical cost inflation, partially offset by a decline in commercial risk customers.

Operating expenses (including special items) increased by 24% for the six months ended June 30, 2012 compared with 2011. Excluding special items, operating expenses increased by 26% for the three months and 22% for the six months ended June 30, 2012 compared with the same periods last year, primarily due to the acquisition of HealthSpring, investments in technology that are expected to achieve operating efficiencies beginning in the latter half of 2012, business initiatives, and customer-driven volume growth.

One measure of the segment's overall operating efficiency is the operating expense ratio calculated as total operating expenses divided by segment revenues. This measure can be significantly influenced by the mix of business between fully-insured and fee-based business, since the expense ratio on fee-based business, which comprises most of the segment's business, is higher than the corresponding ratio for fully-insured business. The operating expense ratio (including special items) for the six months ended June 30, 2012 is 23.7%. The operating expense ratio (excluding special items) improved from 26.4% in 2011 to 22.6% in 2012 for the three months ended June 30 and from 26.7% in 2011 to 23.4% in 2012 for the six months ended June 30, primarily driven by the acquisition of HealthSpring. The business acquired largely includes fully insured, premium-based products with a substantially lower operating expense ratio than the Company's existing businesses. The Company's existing businesses are heavily weighted to ASO fee-based products that have a relatively higher operating expense ratio.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable is higher for the six months ended June 30, 2012 reflecting the acquisition of HealthSpring, as well as the seasonal buildup of Stop Loss reserves. (See Note 5 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer reported within the Health Care segment (excluding customers in the International and Disability and Life segments) is defined as a person meeting any one of the following criteria:

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company's provider network for covered services under their medical plan;

•

has medical claims that are administered by the Company; or

•

is covered under an insurance policy that is (i) marketed by the Company, and (ii) for which the Company assumes reinsurance of at least 50%.

As of June 30, estimated total medical customers were as follows:

(In thousands)	2012	2011

Guaranteed cost (1)	1,109	1,152
Experience-rated (2)	775	795

Total commercial risk	1,884	1,947
Medicare	417	44
Medicaid	20	-

Total risk	2,321	1,991
Service	10,298	9,467

TOTAL MEDICAL CUSTOMERS	12,619	11,458

(1)

Includes customers primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2)

Includes minimum premium customers, who have a risk profile similar to experience-rated customers. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company's overall medical customer base as of June 30, 2012 increased 10% when compared with June 30, 2011, primarily reflecting ASO customer growth, as well as the impact of the acquisition of HealthSpring, partially offset by a decline in commercial risk customers.

CIGNA CORPORATION - Form 10-Q    57

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

•

impact of foreign currency movements.

Beginning in 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods. See the Introduction section of this MD&A for the effect of this new guidance on previously reported amounts in the International segment. Implementation of this amended accounting guidance has no impact on the underlying economic value or cash flows of the International segment, nor does it impact the International segment's liquidity or the statutory surplus of its insurance subsidiaries.

Results of Operations

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$898	$737	$1,764	$1,435
Net investment income	25	24	50	47
Other revenues	6	3	15	9

Segment revenues	929	764	1,829	1,491
Benefits and expenses	832	682	1,629	1,322

Income before taxes	97	82	200	169
Income taxes	32	25	55	50
Income attributable to noncontrolling interest	-	-	-	1

SEGMENT EARNINGS	65	57	145	118

ADJUSTED INCOME FROM OPERATIONS	$65	$57	$145	$118

Impact of foreign currency movements on current period segment earnings	$(4)	-	$(4)	-

Realized investment gains, net of taxes	$-	$-	$3	$-

The International segment's adjusted income from operations (and segment earnings) for the six months ended June 30, 2012 include an $8 million favorable adjustment related to the first quarter 2012 implementation of a capital management strategy as further discussed in the Liquidity and Capital Resources section of the MD&A on page 68. Excluding this adjustment and the unfavorable impact of foreign currency movements (presented in the table above) adjusted income from operations increased 21% for the three months and 19% for the six months ended June 30, 2012 compared with the same periods last year. These increases were primarily driven by revenue growth in the supplemental health, life and accident and global health benefits businesses reflecting strong persistency and sales. These favorable items were partially offset by higher loss ratios, particularly in the global health benefits business. Excluding the 2012 implementation effect of the capital management strategy, the International segment's effective tax rate for the six months ended June 30, 2012 was 31.1%, compared with 29.6% for the same period last year.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year's comparable period exchange rates.

Revenues

Premiums and fees.    Excluding the effect of foreign currency movements, premiums and fees were $938 million for the second quarter of 2012, compared with reported premiums and fees of $737 million for the second quarter of 2011, an increase of 27%. For the six months ended June 30, 2012, premiums and fees excluding the effect of foreign currency movements were $1.8 billion, compared with reported premiums and fees of $1.4 billion for the six months ended June 30, 2011, an increase of 26%. These increases are primarily attributable to the higher revenue associated with the ongoing conversion of the Vanbreda business from service to insurance contracts in the global health benefits business as well

58    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

as the acquisition of FirstAssist, strong persistency, and new sales growth, particularly in South Korea, in the supplemental health, life and accident business.

Net investment income increased by 4% for the three months ended and 6% for the six months ended June 30, 2012 compared with the same period last year. These increases were primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $868 million for the second quarter of 2012, compared with reported benefits and expenses of $682 million for the second quarter of 2011, an increase of 27%. For the six months ended June 30, 2012, benefits and expenses excluding the impact of foreign currency movements were $1.7 billion compared with reported benefits and expenses of $1.3 billion for the six months ended June 30, 2011, an increase of 27%. These increases were primarily due to the acquisition of FirstAssist, the ongoing conversion of the Vanbreda business from service to insurance contracts as well as business growth.

Loss ratios increased for the three months and six months ended June 30, 2012 in the global health benefits business and the supplemental health, life and accident insurance business compared to the same periods last year reflecting the ongoing conversion of the Vanbreda business from service to insurance contracts in the global health benefits business.

Policy acquisition expenses increased for the three months and six months ended June 30, 2012, reflecting the acquisition of FirstAssist.

Expense ratios decreased for the three months and six months ended June 30, 2012 compared to the same periods last year. These decreases reflect the favorable effect of the ongoing conversion of the Vanbreda business from service to insurance contracts partially offset by the impact of the higher expense ratios associated with FirstAssist in the supplemental health life and accident business.

Other Items Affecting International Results

For the Company's International segment, South Korea is the single largest geographic market. South Korea generated 29% of the segment's revenues and 55% of the segment's earnings for the three months ended June 30, 2012. South Korea generated 29% of the segment's revenues and 46% of the segment's earnings for the six months ended June 30, 2012. Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment's results and the Company's consolidated financial results.

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

CIGNA CORPORATION - Form 10-Q    59

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$749	$717	$1,492	$1,405
Net investment income	68	67	138	132

Segment revenues	817	784	1,630	1,537
Benefits and expenses	691	660	1,412	1,307

Income before taxes	126	124	218	230
Income taxes	37	36	64	60

SEGMENT EARNINGS	89	88	154	170
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	-	5

ADJUSTED INCOME FROM OPERATIONS	$89	$88	$154	$165

Realized investment gains, net of taxes	$1	$4	$2	$9

Segment earnings and adjusted income from operations for the three months ended June 30, 2012 were flat compared with the same period in 2011, primarily reflecting more favorable life claims experience, largely offset by claims experience in the disability business, a higher operating expense ratio due in part to investments in the claim operation and less favorable accident claims experience. Disability results in 2012 include the $35 million after-tax favorable impact of reserve studies as compared with the $30 million after-tax favorable impact of reserve studies in 2011. The impact of the reserve studies continues to reflect strong operational performance by the disability claims management operation as well as reserve assumptions consistent with current business and economic conditions.

Segment earnings for the six months ended June 30, 2012 compared with the same period in 2011 decreased reflecting lower adjusted income from operations (see below) as well as the absence of the 2011 special item related to the completion of the 2007 and 2008 IRS examinations. Segment adjusted income from operations decreased, primarily reflecting:

•

claims experience in the disability business; and

•

a higher operating expense ratio due in part to investments in the claim operation.

These factors were offset by more favorable life claims experience and higher net investment income. Results for the six months ended June 30, 2012 include $38 million after-tax favorable impact of reserve studies, compared with $36 million after-tax favorable impact of reserve studies for the six months ended June 30, 2011.

Revenues

Premiums and fees increased 4% for the three months and 6% for the six months ended June 30, 2012 compared with the same periods of 2011 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income increased 1% for the three months and 5% for the six months ended June 30, 2012 compared with the same periods of 2011 due to higher invested assets offset by lower yields.

Benefits and Expenses

Benefits and expenses increased 5%, for the three months and 8% for the six months ended June 30, 2012 compared with the same periods of 2011 as a result of premium growth in the disability and life business, higher loss ratios in the disability business and higher operating expense ratios, partially offset by lower loss ratios in the life business. The higher disability loss ratios primarily reflect higher new claim average sizes, partially offset by lower new claim incidence rates and higher resolutions. The lower life loss ratios primarily reflect lower claim incidence. The higher operating expense ratios reflect higher commissions and increased strategic investments in the disability claims operations. Benefits and expenses include the favorable impact of reserve studies of $49 million for the three months and $53 million for the six months ended June 30, 2012, compared with $43 million for the three months and $52 million for the six months ended June 30, 2011.

60    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Run-off Reinsurance Segment

Segment Description

The Company's reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000. This segment is predominantly comprised of guaranteed minimum death benefit ("GMDB", also known as "VADBe") and guaranteed minimum income benefit ("GMIB") products. In 2010, the Company essentially exited from its workers' compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited.

The determination of liabilities for GMDB and GMIB requires the Company to make assumptions and critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 6 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 7 to the Consolidated Financial Statements. The Company also provides the effects of hypothetical changes in assumptions in the Critical Accounting Estimates section of the MD&A beginning on page 58 of the Company's 2011 Form 10-K.

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, which are reported in shareholders' net income, are volatile and unpredictable.

Results of Operations

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$6	$7	$11	$13
Net investment income	26	25	52	49
Other revenues	31	3	(64)	(37)

Segment revenues	63	35	(1)	25
Benefits and expenses	158	70	48	40

Loss before income tax benefits	(95)	(35)	(49)	(15)
Income tax benefits	(33)	(13)	(17)	(6)

SEGMENT LOSS	(62)	(22)	(32)	(9)
Less: results of GMIB business	(51)	(21)	(10)	(8)

ADJUSTED LOSS FROM OPERATIONS	$(11)	$(1)	$(22)	$(1)

Realized investment losses, net of taxes	$(1)	$-	$(1)	$-

Segment results for the three months ended June 30, 2012 reflect a larger loss for the GMIB business (presented in the table above) compared to the same period last year as well as reserve strengthening for GMDB primarily resulting from reductions in lapse rates for a portion of the business. For the six months ended June 30, 2012, segment results reflect GMDB reserve strengthening primarily resulting from reductions in lapse assumptions and slightly higher GMIB losses.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs. See Note 9 to the Consolidated Financial Statements for additional information. The components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

GMDB - Equity Hedge Program	$20	$(5)	$(64)	$(49)
GMDB - Growth Interest Rate Hedge Program	8	6	5	10
GMIB - Equity Hedge Program	2	-	(6)	-
GMIB - Growth Interest Rate Hedge Program	1	2	1	2

TOTAL OTHER REVENUES	$31	$3	$(64)	$(37)

CIGNA CORPORATION - Form 10-Q    61

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The hedging programs generally produce losses when equity markets and interest rates are rising and gains when equity markets and interest rates are falling. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists, resulting in no effect on shareholders' net income (see below "Other Benefits and Expenses"). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

GMIB fair value loss	$87	$37	$20	$21
Other benefits and expenses	71	33	28	19

BENEFITS AND EXPENSES	$158	$70	$48	$40

GMIB fair value loss.    Under GAAP guidance for fair value measurements, the Company's results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities. See Note 7 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB and Note 9 for additional information regarding the program to hedge a portion of equity and interest rate risks in GMIB contracts.

GMIB fair value losses of $87 million for the three months ended June 30, 2012 were primarily due to declining interest rates and decreases in underlying policyholder account values in the period, driven by unfavorable equity market returns. GMIB fair value losses of $20 million for the six months ended June 30, 2012 were primarily due to declining interest rates, partially offset by increases in underlying policyholder account values in the period, driven by favorable equity market returns.

GMIB fair value losses of $37 million for the three months ended June 30, 2011 were primarily due to declining interest rates. For the six months ended June 30, 2011, GMIB fair value losses of $21 million were due to declining interest rates and updates to the risk and profit charge, partially offset by increases in underlying policyholder account values in the period, driven by favorable equity market returns.

The GMIB liabilities and related assets are calculated using an internal model and assumptions from the viewpoint of a hypothetical market participant. This resulting liability (and related asset) is higher than the Company believes will ultimately be required to settle claims primarily because market-observable interest rates are used to project growth in policyholder account values of the underlying mutual funds to estimate fair value from the viewpoint of a hypothetical market participant. The Company's payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected. Management does not believe that current market-observable interest rates reflect (i) actual growth expected for the underlying mutual funds over that timeframe, or (ii) the interest rates expected to be achieved from the invested assets supporting the block, and therefore believes that the recorded liability and related asset do not represent what management believes will ultimately be required as this business runs off.

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

Other Benefits and Expenses.    Other benefits and expenses are comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Results of GMDB equity and interest rate hedging programs	$28	$1	$(59)	$(39)
Reserve strengthening	15	-	33	-
Other GMDB, primarily accretion of discount	20	22	39	42

GMDB benefit expense	63	23	13	3
Other, including operating expenses	8	10	15	16

OTHER BENEFITS AND EXPENSES	$71	$33	$28	$19

Capital market movements.    Benefits expense related to capital market movements as represented by the results of the hedging programs for the three months ended June 30, 2012 reflects unfavorable equity market performance while the six months ended June 30, 2012 reflects favorable

62    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

equity market performance. For the six months ended June 30, 2011, the reduction in benefits expense reflects favorable equity market performance. As explained in Other revenues above, these changes do not affect shareholders' net income because they are offset by gains or losses on futures contracts used to hedge equity market and interest rate performance.

Reserve strengthening. The Company recorded additional other benefits and expenses of $15 million ($10 million after-tax) for the three months and $33 million ($21 million after-tax) for the six months ended June 30, 2012 to strengthen GMDB reserves. The reserve strengthening was driven primarily by reductions to the lapse rate assumptions and, to a lesser extent, an increase to the volatility and correlation assumptions.

See Note 6 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Segment Summary

The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on ceding companies' claim payments. For GMDB and GMIB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and policyholder behavior. Any of these claim payments can extend many years into the future, and the amount of the ceding companies' ultimate claims, and therefore the amount of the Company's ultimate payment obligations and corresponding ultimate collection from its retrocessionaires may not be known with certainty for some time.

The Company's reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of June 30, 2012, based on current information. However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company's consolidated results of operations and financial condition. The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other Operations Segment

Segment Description

Other Operations consist of:

•

corporate-owned life insurance ("COLI");

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Results of Operations

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Premiums and fees	$25	$30	$51	$60
Net investment income	99	100	197	199
Other revenues	14	12	27	26

Segment revenues	138	142	275	285
Benefits and expenses	107	111	213	234

Income before taxes	31	31	62	51
Income taxes	10	11	21	8

SEGMENT EARNINGS	21	20	41	43
Less special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	-	4

ADJUSTED INCOME FROM OPERATIONS	$21	$20	$41	$39

Realized investment gains (losses), net of taxes	$(2)	$2	$(2)	$4

Segment earnings and adjusted income from operations increased 5% for the three months ended June 30, 2012 compared with the same period in 2011, primarily reflecting slightly higher COLI mortality gains and interest margins.

Segment earnings decreased 5% for the six months ended June 30, 2012 compared with the same period in 2011, primarily reflecting the absence of a $4 million special item in the first half of 2011 related to completing the Company's 2007 and 2008 IRS examination and lower earnings

CIGNA CORPORATION - Form 10-Q    63

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

from the continued decline in deferred gain amortization associated with the sold businesses, offset by higher COLI earnings primarily due to more favorable mortality.

Adjusted income from operations increased 5% for the six months ended June 30, 2012 compared with the same period in 2011, primarily reflecting higher COLI earnings primarily due to more favorable mortality.

Premiums and fees.    Premiums and fees decreased 17% for the three months and 15% for the six months ended June 30, 2012, compared with the same periods in 2011 due to lower policyholder death benefit coverage.

Net investment income.    Net investment income decreased slightly for the three months and for the six months ended June 30, 2012, compared with the same periods in 2011, primarily reflecting lower average yields.

Other revenues.    Other revenues increased 17% for the three months and 4% for the six months ended June 30, 2012, compared with the same periods in 2011, primarily due to higher investment management fees, offset by lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 11 to the Consolidated Financial Statements.

Benefits and expenses.    Benefits and expenses decreased 4% for the three months and 9% for the six months ended June 30, 2012, compared with the same periods in 2011, primarily due to favorable COLI claims experience and lower policyholder death benefit coverage. The six months results also reflect a charge recorded in the first quarter of 2011 to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors' expenses and pension expense related to the Company's frozen pension plans.

Financial Summary	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

SEGMENT LOSS	$(62)	$(43)	$(140)	$(73)
Less special items (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition	-	-	(21)	-
Completion of IRS examination (See Note 15 to the Consolidated Financial Statements)	-	-	-	14

ADJUSTED LOSS FROM OPERATIONS	$(62)	$(43)	$(119)	$(87)

Corporate's segment loss and adjusted loss from operations were higher for the three months ended June 30, 2012 compared with the same period in 2011 primarily reflecting higher interest expense resulting from the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition and estimated penalties associated with management's notice to terminate a service contract.

For the six months ended June 30, 2012, segment loss for Corporate was significantly higher than the same period in 2011, primarily reflecting:

•

the effect of the special item related to the HealthSpring acquisition in the first quarter of 2012;

•

the absence of a tax benefit recorded in the first quarter of 2011 resulting from the completion of the IRS examination;

•

higher interest expense resulting from the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition; and

•

estimated penalties associated with management's notice to terminate a service contract.

Liquidity and Capital Resources

Liquidity

The Company maintains liquidity at two levels: the subsidiary level and the parent company level.

64    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity requirements at the subsidiary level generally consist of:

•

claim and benefit payments to policyholders; and

•

operating expense requirements, primarily for employee compensation and benefits.

The Company's subsidiaries normally meet their operating requirements by:

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

•

borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2012	2011

Operating activities	$1,877	$579
Investing activities	$(3,423)	$(704)
Financing activities	$(92)	$273

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy and other revenues, gains (losses) recognized in connection with the Company's GMDB and GMIB equity hedge programs, investment income, taxes, and benefits and expenses. Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders' net income, cash flows from operating activities can be significantly different from shareholders' net income.

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

2012:

Operating activities

For the six months ended June 30, 2012, cash flows from operating activities were greater than net income by $1,126 million. A portion of the difference between net income and cash flows from operating activities is due to the following pre-tax income and expense items which neither provide nor use operating cash flow:

•

GMIB fair value loss of $20 million did not use operating cash flow;

•

depreciation and amortization charges of $270 million did not use operating cash flow; and

•

realized investment gains of $9 million did not provide operating cash flow.

CIGNA CORPORATION - Form 10-Q    65

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The total of the items listed above is a net charge that did not use operating cash flow of $281 million, which explains a portion of the $1,126 million excess of cash flows from operating activities over net income. The remaining excess of $845 million is primarily attributable to the timing of advance payments from CMS of approximately $825 million related to the Company's Medicare Advantage and Medicare Part D programs and tax payments lower than tax expense. The growth in advance receipts from CMS is directly attributable to the HealthSpring acquisition, that has a substantial Medicare Advantage business. These items were partially offset by the annual payout of management incentive compensation in the first quarter as well as cash outflows associated with the GMDB equity hedge program.

Cash flows from operating activities increased by $1,298 million for the six months ended June 30, 2012 compared with the same period last year. This increase primarily reflects advance payments from CMS of approximately $825 million related to the Company's Medicare Advantage and Medicare Part D programs due to timing and lower contributions to the qualified domestic pension plan ($112 million for the six months ended June 30, 2012, compared with $189 million for the six months ended June 30, 2011) and lower tax payments of $85 million. In addition, 2011 operating cash flows were adversely affected by significant claim run-out from the Medicare IPFFS business, that the Company exited in 2011. These favorable effects were partially offset by higher cash outflows of $15 million associated with the GMDB equity hedge program.

Investing activities

Cash used in investing activities was $3,423 million for the six months ended June 30, 2012. This use of cash consisted primarily of the acquisition of HealthSpring of $3.2 billion (net of cash acquired), net purchases of investments of $18 million and net purchases of property and equipment of $208 million.

Financing activities

Cash used in financing activities for the six months ended June 30, 2012 primarily reflects the repayment of debt assumed in the HealthSpring acquisition of $326 million, partially offset by the change in short-term debt of $122 million primarily from the issuance of commercial paper, proceeds from the issuance of common stock from employee benefit plans of $52 million and net deposits to contractholder deposit funds of $62 million.

2011:

Operating activities

For the six months ended June 30, 2011, cash flows from operating activities were less than net income by $226 million. Net income contains certain income and expense items which neither provide nor use operating cash flow, including:

•

GMIB fair value loss of $21 million;

•

net pre-tax charges related to special items of $9 million;

•

tax benefits related to the resolution of federal tax matters of $33 million;

•

depreciation and amortization charges of $166 million; and

•

realized investment gains of $43 million.

Cash flows from operating activities were lower than net income excluding the non-cash items noted above by $346 million. Excluding cash outflows of $49 million associated with the GMDB equity hedge program (which did not affect shareholders' net income), cash flows from operating activities were lower than net income by $297 million. This result primarily reflects pension contributions of $189 million, the annual payment of management incentive compensation in the first quarter and significant claim run-out from the Medicare IPFFS business, which the Company exited in 2011.

Investing activities

Cash used in investing activities was $704 million for the six months ended June 30, 2011. This use of cash primarily consisted of net purchases of investments of $518 million and net purchases of property and equipment of $187 million.

Financing activities

Cash provided from financing activities for the six months ended June 30, 2011 consisted primarily of net proceeds from the issuance of long-term debt of $587 million, proceeds from issuances of common stock from employee benefit plans of $96 million and net deposits to contractholder deposit funds of $80 million. These inflows were partially offset by the repayment of debt of $224 million, cash used for common stock repurchase of $225 million and changes in the cash overdraft position of $30 million.

66    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Interest expense	$67	$48	$133	$92

The increase in interest expense for the six months ended June 30, 2012 was primarily due to the issuance of $2.1 billion of long-term debt in the fourth quarter of 2011 to fund the acquisition of HealthSpring, partially offset by a lower weighted average interest rate reflecting the more favorable rates of the debt issued to finance the HealthSpring acquisition.

Capital Resources

The Company's capital resources (primarily retained earnings and the proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

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

The Company prioritizes its use of capital resources to:

•

provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries which includes evaluating potential solutions for the Company's run-off reinsurance business and pension funding obligations;

•

consider acquisitions that are strategically and economically advantageous; and

•

return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce the Company's ability to issue debt or equity securities.

Uses of Capital

For the six months ended June 30, 2012, the Company's uses of capital included the following:

Acquisition of HealthSpring, Inc.    On January 31, 2012, the Company acquired all of the outstanding shares of HealthSpring, Inc. ("HealthSpring") for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. The Company funded the acquisition with internal cash resources that included $2.1 billion of additional debt, $629 million of new equity issued during the fourth quarter of 2011 and net proceeds from its issuance of commercial paper.

Repayment of HealthSpring debt.    Immediately following the acquisition of HealthSpring, their debt of $326 million was repaid.

Pension funding.    The Company contributed $112 million to its domestic qualified pension plans.

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

The Company did not repurchase any shares in 2012 through August 2, 2012. The total remaining share repurchase authorization as of August 2, 2012 was $522 million. Through August 4, 2011, the Company repurchased 5.3 million shares for approximately $225 million.

Liquidity and Capital Resources Outlook

At June 30, 2012, there was $650 million in cash and short-term investments available at the parent company level. For the remainder of 2012, the parent company's cash requirements include scheduled interest payments of approximately $130 million on long-term debt of $5.0 billion outstanding at June 30, 2012. In addition, $225 million of commercial paper will mature over the next three months. The Company expects to pay approximately $400 million for acquisitions (Great American Supplemental Benefits and the joint venture with Finansbank) and make additional contributions to the pension plan of approximately $140 million for the remainder of the year. The parent company expects to fund

CIGNA CORPORATION - Form 10-Q    67

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

The availability of resources at the parent company level is partially dependent on dividends from the Company's subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.

The Company expects, based on current projections for cash activity, to have sufficient liquidity to meet the obligations discussed above.

However, the Company's cash projections may not be realized and the demand for funds could exceed available cash if:

•

ongoing businesses experience unexpected shortfalls in earnings;

•

regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries (including the impact of equity market deterioration and volatility on subsidiary capital);

•

significant disruption or volatility in the capital and credit markets reduces the Company's ability to raise capital or creates unexpected losses related to the GMDB and GMIB businesses;

•

a substantial increase in funding over current projections is required for the Company's pension plans; or

•

a substantial increase in funding is required for the Company's hedge programs in the run-off reinsurance operations.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $600 million from Connecticut General Life Insurance Company ("CGLIC") without prior state approval. As of June 30, 2012, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of June 30, 2012, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $99 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $4.5 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

During the first quarter of 2012, the Company's International segment expanded its capital management strategy to permanently invest the earnings of its China and Indonesia operations overseas. The implementation effect was an increase to segment earnings of $8 million. The Company has implemented a similar strategy for certain of its operations in prior years. Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company's foreign operations. This strategy does not materially limit the Company's ability to meet its liquidity and capital needs in the United States. As of June 30, 2012 the Company's cash and cash equivalents in its foreign operations were $468 million, and permanently reinvested earnings were approximately $382 million. Repatriation of foreign cash via a dividend of the previously-designated permanently reinvested earnings would result in a charge representing the U.S. taxes due on the repatriation.

Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company's ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

The Company, through its subsidiaries, is contingently liable for various contractual obligations entered into in the ordinary course of business. See Note 17 to the Consolidated Financial Statements for additional information.

Contractual obligations.    The Company has updated its contractual obligations previously provided on page 83 of the Company's 2011 Form 10-K for operating lease information as a result of the acquisition of HealthSpring.

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Off-Balance Sheet:
Operating leases	$639	$123	$206	$139	$171

Investment Assets

The Company's investment assets do not include separate account assets. Additional information regarding the Company's investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 14 to the Consolidated Financial Statements. More detailed information about the fixed maturities portfolios by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in

68    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Note 8 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company's 2011 Form 10-K.

As of June 30, 2012, the Company's mix of investments and their primary characteristics had not materially changed since December 31, 2011. The Company's fixed maturity portfolio is diversified by issuer and industry type, with no single industry constituting more than 10% of total invested assets as of June 30, 2012. The Company's commercial mortgage loan portfolio is diversified by property type, location and borrower to reduce exposure to potential losses.

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

The prices the Company used to value investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy as defined in Note 7 to the Consolidated Financial Statements. The Company performs ongoing analyses of prices used to value invested assets to determine that they represent appropriate estimates of fair value. This process involves quantitative and qualitative analysis that is overseen by the Company's investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, and assessments of the significance of any unobservable inputs, pricing statistics and trends. These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review for other anomalies. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and result in immaterial adjustments to the valuations.

The net appreciation of the Company's fixed maturity portfolio increased approximately $174 million in the six months ended June 30, 2012 driven by a decrease in market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $51 million as of June 30, 2012. See Note 8 to the Consolidated Financial Statements for further information.

The Company's investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million. The Company assesses each issuer's credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of June 30, 2012, 97% of the Company's investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year. As of June 30, 2012, approximately 63% or $1,576 million of the Company's total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of June 30, 2012 were as follows:

		As of June 30, 2012
		Fair Value
(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$129	$129
	Aa1-Aa3	1,150	1,105
	A1-A3	257	300
	Baa1-Baa3	40	20
	Ba1-Ba3	-	22

TOTAL STATE AND LOCAL GOVERNMENTS		$1,576	$1,576

The Company also invests in high quality foreign government obligations, with an average quality rating of AA as of June 30, 2012. These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations; including government obligations of South Korea, Indonesia, Taiwan and Hong Kong. Foreign government obligations also include $155 million of investment in European sovereign debt, including $9 million in countries with the most significant political or economic concerns.

As of June 30, 2012, the Company's investments in other asset and mortgage-backed securities totaling $1,184 million included $518 million of primarily investment grade private placement securities guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

CIGNA CORPORATION - Form 10-Q    69

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2012, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company's investments in state and local governments and other asset-backed securities as of June 30, 2012 were:

As of June 30, 2012
(In millions) Guarantor
Indirect Exposure

National Public Finance Guarantee (formerly MBIA, Inc.)	$1,270
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	598
AMBAC	186
Financial Guaranty Insurance Co.	40

TOTAL	$2,094

Commercial Mortgage Loans

The Company's commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property's value at origination of the loan. In addition to property value, debt service coverage, building tenancy and stability of cash flows are important financial underwriting considerations. Property type, location, quality, and borrower are important underwriting considerations as well. The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

The Company completed its annual in depth review of its commercial mortgage loan portfolio during the second quarter of 2012. This review included an analysis of each property's year-end 2011 financial statements, rent rolls, operating plans and budgets for 2012, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review, the overall health of the portfolio improved from the 2011 review, consistent with recovery in many commercial real estate markets. The portfolio's average loan-to-value ratio improved to 66% at June 30, 2012, decreasing from 70% as of December 31, 2011, due primarily to increased valuations for the majority of the underlying properties. Valuation changes varied by property type as office properties and apartments demonstrated the strongest recovery, hotels and retail properties showed modest improvement while industrial properties exhibited a decline, indicative of a slower recovery for rental rates and demand. The portfolio's average debt service coverage ratio was estimated to be 1.55 at June 30, 2012, substantially higher than 1.40 as of December 31, 2011, including improvement across all property types.

Commercial real estate capital markets remain most active for well leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in the Company's mortgage portfolio possess these characteristics. While commercial real estate fundamentals continued to improve, the improvement has varied across geographies and property types. A broad recovery is dependent on continued improvement in the national economy.

The following table reflects the commercial mortgage loan portfolio as of June 30, 2012 summarized by loan-to-value ratio based on the annual loan review completed during the second quarter of 2012.

Loan-to-Value Distribution

	Amortized Cost
Loan-to-Value Ratios (In millions)				% of Mortgage Loans
	Senior	Subordinated	Total

Below 50%	$276	$62	$338	11%
50% to 59%	820	32	852	28%
60% to 69%	620	29	649	22%
70% to 79%	549	15	564	19%
80% to 89%	249	37	286	10%
90% to 99%	159	-	159	5%
100% or above	147	-	147	5%

TOTALS	$2,820	$175	$2,995	100%

As summarized above, $175 million or 6% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are three loans in the "100% or above" category with an aggregate carrying value of $66 million that exceeds the value of their underlying properties by $6 million. All of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment.

70    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

The commercial mortgage portfolio contains approximately 155 loans. Seven impaired loans with a carrying value totaling $157 million are classified as problem or potential problem loans, including two loans totaling $60 million that are current based on restructured terms, two loans totaling $22 million, net of reserves, that are delinquent and three loans totaling $75 million, net of reserves, that are current but full collection of principal is not expected. All of the remaining loans continue to perform under their contractual terms. The Company has $328 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

The Company's other long-term investments include $1,033 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 75 separate partnerships, and approximately 50 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 8% of the Company's securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of June 30, 2012, the fair value of the Company's ownership interest in certain funds that are carried at cost was less than carrying value by $37 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 6 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company's results of operations, financial condition or liquidity.

Problem and Potential Problem Investments

"Problem" bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by the Company for modification of interest rate, principal payment or maturity date. "Potential problem" bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:

•

request from the borrower for restructuring;

•

principal or interest payments past due by more than 30 but fewer than 60 days;

•

downgrade in credit rating;

•

collateral losses on asset-backed securities; and

•

for commercial mortgages, deterioration of debt service coverage below 1.0 or estimated loan-to-value ratios increasing to 100% or more.

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2012 or 2011.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2012			December 31, 2011

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$43	$(17)	$26	$40	$(13)	$27
Problem commercial mortgage loans (1)	132	(22)	110	224	(19)	205
Foreclosed real estate	25	-	25	34	-	34

TOTAL PROBLEM INVESTMENTS	$200	$(39)	$161	$298	$(32)	$266

Potential problem bonds	$30	$(9)	$21	$36	$(10)	$26
Potential problem commercial mortgage loans	173	(7)	166	141	-	141

TOTAL POTENTIAL PROBLEM INVESTMENTS	$203	$(16)	$187	$177	$(10)	$167

(1)

At June 30, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans and at December 31, 2011, included a $10 million restructured loan classified in Other long-term investments that was previously reported in commercial mortgage loans.

CIGNA CORPORATION - Form 10-Q    71

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Net problem investments represent 0.7% of total investments excluding policy loans at June 30, 2012. Net problem investments decreased by $105 million from December 31, 2011, primarily due to a substantial paydown on a prior period problem mortgage loan and the subsequent reclassification of the remaining balance of that loan to good standing based on the results of the annual loan review completed in June 2012.

Net potential problem investments represent 0.9% of total investments excluding policy loans at June 30, 2012. Net potential problem investments increased by $20 million during the six months ended June 30, 2012, primarily due to the addition of three mortgage loans.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $157 million (net of valuation reserves) at June 30, 2012, are considered impaired. During the six months ended June 30, 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. See Note 8 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment results were changes in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturity securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011

Credit-related (1)	$6	$11	$9	$11
Other	1	1	1	1

TOTAL	$7	$12	$10	$12

(1)

Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans. There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

 Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe; however, despite volatility in financial market conditions, June 30, 2012 asset values remained consistent with levels as of December 31, 2011. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company's fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company's financial condition or liquidity.

While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater positions, broad commercial real estate market fundamentals continue to be under stress reflecting a slow economic recovery. Should these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material adverse effect on the Company's financial condition or liquidity.

Market Risk

Financial Instruments

The Company's assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values. The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $75 million in the fair value of the futures contracts outstanding under this program as of June 30, 2012. A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar. See Note 6 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

72    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Stock Market Performance

The performance of equity markets can have a significant effect on the Company's businesses, including on:

•

risks and exposures associated with GMDB (see Note 6 to the Consolidated Financial Statements) and GMIB contracts (see Note 7 to the Consolidated Financial Statements); and

•

pension liabilities since equity securities comprise a significant portion of the assets of the Company's employee pension plans.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Cigna Corporation and its subsidiaries (the "Company") and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company's filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management's beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company's strategic initiatives, litigation and other legal matters, operational improvement initiatives in the Health Care operations, and the outlook for the Company's full year 2012 and beyond results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe", "expect", "plan", "intend", "anticipate", "estimate", "predict", "potential", "may", "should" or similar expressions.

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

1.
increased medical costs that are higher than anticipated in establishing premium rates in the Company's Health Care operations, including increased use and costs of medical services;
2.
increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company's businesses;
3.
challenges and risks associated with implementing operational improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost results and a growing medical customer base, (v) delivering quality service to members and health care professionals using effective technology solutions, and (vi) lowering administrative costs;
4.
adverse changes in state, federal and international laws and regulations, including health care reform legislation and regulation that could, among other items, affect the way the Company does business, increase costs, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company's products, services, market segments, technology and processes;
5.
the ability to successfully complete the integration of acquired businesses, including the acquired HealthSpring businesses by, among other things, operating Medicare Advantage coordinated care plans and HealthSpring's prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;
6.
the ability of the Company to execute its growth plans by successfully leveraging its capabilities and those of the businesses acquired in serving the Seniors market segment and the Company's other market segments, including through successful execution of the Company's physician engagement strategy;
7.
the possibility that the acquired HealthSpring business may be adversely affected by economic, business and/or competitive factors; or by federal and/or state regulation, including health care reform, reductions in funding levels for Medicare programs, and potential changes in risk adjustment data validation audit and payment adjustment methodology;
8.
risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company's businesses, including disputes related to payments to health care professionals, government investigations and proceedings, tax audits and related litigation, and regulatory market conduct and other reviews, audits and investigations;

CIGNA CORPORATION - Form 10-Q    73

Back to Contents

PART I
ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

9.
heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company's businesses, primarily the Health Care business;
10.
risks associated with the Company's mail order pharmacy business that, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
11.
significant changes in interest rates or sustained deterioration in the commercial real estate markets;
12.
downgrades in the financial strength ratings of the Company's insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business; downgrades in financial strength ratings of reinsurers, that could result in increased statutory reserves or capital requirements of the Company's insurance subsidiaries;
13.
limitations on the ability of the Company's insurance subsidiaries to dividend capital to the parent company as a result of downgrades in the subsidiaries' financial strength ratings, changes in statutory reserve or capital requirements or other financial constraints;
14.
inability of the hedge programs adopted by the Company to substantially reduce equity market and certain interest rate risks in the run-off reinsurance operations;
15.
adjustments to the reserve assumptions (including lapse, partial surrender, mortality, interest rates and volatility) used in estimating the Company's liabilities for reinsurance contracts covering guaranteed minimum death benefits under certain variable annuities;
16.
adjustments to the assumptions (including interest rates, annuity election rates and amounts collectible from reinsurers) used in estimating the Company's assets and liabilities for reinsurance contracts covering guaranteed minimum income benefits under certain variable annuities;
17.
significant stock market declines, that could, among other things, result in increased expenses for guaranteed minimum income benefit contracts, guaranteed minimum death benefit contracts and the Company's pension plans in future periods as well as the recognition of additional pension obligations;
18.
significant deterioration in economic conditions and significant market volatility, that could have an adverse effect on the Company's operations, investments, liquidity and access to capital markets;
19.
significant deterioration in economic conditions and significant market volatility, that could have an adverse effect on the businesses of our customers (including the amount and type of health care services provided to their workforce, loss in workforce and our customers' ability to pay their obligations) and our vendors (including their ability to provide services);
20.
amendments to income tax laws, that could affect the taxation of employer-provided benefits, the taxation of certain insurance products such as corporate-owned life insurance, or the financial decisions of individuals whose variable annuities are covered under reinsurance contracts issued by the Company;
21.
potential public health epidemics, pandemics, natural disasters and bio-terrorist activity, that could, among other things, cause the Company's covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected;
22.
risks associated with security or interruption of information systems, that could, among other things, cause operational disruption;
23.
challenges and risks associated with the successful management of the Company's outsourcing projects or key vendors; and
24.
the unique political, legal, operational, regulatory and other challenges associated with expanding our business globally.

This list of important factors is not intended to be exhaustive. Other sections of the Company's most recent Annual Report on Form 10-K, including the "Risk Factors" section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

74    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART I
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

Information responsive to this item is contained under the caption "Market Risk" in Item 2 above, Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4  Controls and Procedures

Based on an evaluation of the effectiveness of Cigna's disclosure controls and procedures conducted under the supervision and with the participation of Cigna's management, Cigna's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms and is accumulated and communicated to Cigna's management, including Cigna's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the period covered by this report, other than the changes resulting from the HealthSpring, Inc. acquisition discussed below, there have been no changes in Cigna's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.

On January 31, 2012, the Company acquired HealthSpring, Inc. The Company is in the process of integrating HealthSpring, Inc. operations, processes and internal controls. See Note 3 to the Consolidated Financial Statements for additional information related to the HealthSpring, Inc. acquisition.

CIGNA CORPORATION - Form 10-Q    75

Back to Contents

PART II    OTHER INFORMATION

ITEM 1  Legal Proceedings

The information contained under "Litigation and Other Legal Matters" in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

76    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART II
ITEM 1A Risk Factors

ITEM 1A  Risk Factors

Cigna's Annual Report on Form 10-K for the year ended December 31, 2011 includes a detailed description of its risk factors.

CIGNA CORPORATION - Form 10-Q    77

PART II
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna's share repurchase activity for the quarter ended June 30, 2012:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

April 1-30, 2012	1,480	$ 48.25	-	$ 522,328,439
May 1-31, 2012	19,077	44.57	-	522,328,439
June 1-30, 2012	1,163	44.12	-	522,328,439

TOTAL	21,720	$ 44.80	-	N/A

(1)

Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company's equity compensation plans. Employees tendered 1,480 shares in April, 19,077 shares in May and 1,163 shares in June 2012.

(2)

Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $522 million as of June 30, 2012 and August 2, 2012.

(3)

Approximate dollar value of shares is as of the last date of the applicable month.

78    CIGNA CORPORATION - Form 10-Q

PART II
ITEM 6 Exhibits

ITEM 6  Exhibits

(a)
See Exhibit Index

CIGNA CORPORATION - Form 10-Q    79

Back to Contents

PART II
Signature

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	August 2, 2012
By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

80    CIGNA CORPORATION - Form 10-Q

Back to Contents

PART II
Index to Exhibits

Index to Exhibits

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated October 20, 2010	Filed as Exhibit 3.1 to the registrant's Form 8-K filed on October 26, 2010 and incorporated herein by reference.
4.1	(a) Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form S-3ASR on August 17, 2006 and incorporated herein by reference.
	(b) Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2006 and incorporated herein by reference.
	(c) Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 (c) to the registrant's Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.
	(d) Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e) Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f) Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g) Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h) Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Description of Cigna Corporation Strategic Performance Share Program	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2012 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements.	Filed herewith

CIGNA CORPORATION - Form 10-Q    E-1