Form 10-Q
period 2012-09-30
CIGNA CORP
filed 2012-11-01
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
(860) 226-6000
Registrant’s telephone number, including area code
(860) 226-6741
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

As of October 15, 2012, 285,890,413 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Revenues
Premiums and fees	$6,637	$4,748	$19,464	$14,267
Net investment income	283	297	854	860
Mail order pharmacy revenues	401	368	1,189	1,056
Other revenues	26	184	76	289
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	-	(23)	(6)	(25)
Other realized investment gains	11	36	26	81
Total realized investment gains	11	13	20	56
Total revenues	7,358	5,610	21,603	16,528
Benefits and Expenses
Health Care medical claims expense	3,269	2,014	9,711	6,125
Other benefit expenses	1,203	1,272	3,521	3,324
Mail order pharmacy cost of goods sold	324	309	975	874
GMIB fair value (gain) loss	(53)	224	(33)	245
Other operating expenses	1,897	1,518	5,571	4,516
Total benefits and expenses	6,640	5,337	19,745	15,084
Income before Income Taxes	718	273	1,858	1,444
Income taxes:
Current	228	114	574	274
Deferred	24	(24)	67	182
Total income taxes	252	90	641	456
Net Income	466	183	1,217	988
Less: Net Income Attributable to Noncontrolling Interest	-	-	-	1
Shareholders’ Net Income	$466	$183	$1,217	$987
Shareholders’ Net Income Per Share:
Basic	$1.64	$0.68	$4.27	$3.67
Diluted	$1.61	$0.67	$4.20	$3.62
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2012	2011	2012	2011
Shareholders’ net income	$466	$183	$1,217	$987
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation on securities:
Fixed maturities	83	94	169	175
Equity securities	-	(3)	2	(3)
Net unrealized appreciation on securities	83	91	171	172
Net unrealized appreciation (depreciation), derivatives	(4)	13	(4)	3
Net translation of foreign currencies	31	(95)	23	(7)
Postretirement benefits liability adjustment	8	4	44	13
Shareholders’ other comprehensive income	118	13	234	181
Shareholders’ comprehensive income	584	196	1,451	1,168
Comprehensive income attributable to noncontrolling interest:
Net income attributable to noncontrolling interest	-	-	-	1
Total comprehensive income	$584	$196	$1,451	$1,169

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

(In millions, except per share amounts)	Unaudited As of September 30, 2012		As of December 31, 2011
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $15,577; $14,257)		$17,868		$16,217
Equity securities, at fair value (cost, $121; $124)		109		100
Commercial mortgage loans		2,946		3,301
Policy loans		1,519		1,502
Real estate		83		87
Other long-term investments		1,197		1,058
Short-term investments		151		225
Total investments		23,873		22,490
Cash and cash equivalents		2,236		4,690
Accrued investment income		283		252
Premiums, accounts and notes receivable, net		1,714		1,358
Reinsurance recoverables		6,391		6,256
Deferred policy acquisition costs		1,022		817
Property and equipment		1,136		1,024
Deferred income taxes, net		407		803
Goodwill		5,878		3,164
Other assets, including other intangibles		2,229		1,750
Separate account assets		8,362		8,093
Total assets		$53,531		$50,697
Liabilities
Contractholder deposit funds		$8,537		$8,553
Future policy benefits		9,209		8,593
Unpaid claims and claim expenses		4,253		4,146
Health Care medical claims payable		1,581		1,095
Unearned premiums and fees		474		502
Total insurance and contractholder liabilities		24,054		22,889
Accounts payable, accrued expenses and other liabilities		6,373		6,627
Short-term debt		226		104
Long-term debt		4,986		4,990
Separate account liabilities		8,362		8,093
Total liabilities		44,001		42,703
Contingencies — Note 18
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,282		3,188
Net unrealized appreciation, fixed maturities	$908		$739
Net unrealized appreciation, equity securities	3		1
Net unrealized depreciation, derivatives	(27)		(23)
Net translation of foreign currencies	26		3
Postretirement benefits liability adjustment	(1,463)		(1,507)
Accumulated other comprehensive loss		(553)		(787)
Retained earnings		11,962		10,787
Less treasury stock, at cost		(5,253)		(5,286)
Total shareholders’ equity		9,530		7,994
Total liabilities and shareholders’ equity		$53,531		$50,697
Shareholders’ Equity Per Share		$33.24		$28.00

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other
For the three months ended September 30, 2012	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling	Total
(In millions, except per share amounts)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity

Balance at July 1, 2012, as retrospectively adjusted	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022	$-	$9,022
Effect of issuing stock for employee benefit plans		6		(5)	8	9		9
Other comprehensive income			118			118		118
Net income				466		466	-	466
Repurchase of common stock					(85)	(85)		(85)
Balance at September 30, 2012	$92	$3,282	$(553)	$11,962	$(5,253)	$9,530	$-	$9,530

For the three months ended September 30, 2011 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at July 1, 2011, as retrospectively adjusted	$88	$2,556	$(446)	$10,336	$(5,318)	$7,216	$-	$7,216
Effect of issuing stock for employee benefit plans		5		(3)	16	18		18
Other comprehensive income			13			13		13
Net income				183		183	-	183
Balance at September 30, 2011	$88	$2,561	$(433)	$10,516	$(5,302)	$7,430	$-	$7,430

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

Unaudited For the nine months ended September 30, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012, as retrospectively adjusted	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994	$-	$7,994
Effect of issuing stock for employee benefit plans		94		(31)	118	181		181
Other comprehensive income			234			234		234
Net income				1,217		1,217	-	1,217
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock				-	(85)	(85)		(85)
Balance at September 30, 2012	$92	$3,282	$(553)	$11,962	$(5,253)	$9,530	$-	$9,530

For the nine months ended September 30, 2011 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011, as previously reported	$88	$2,534	$(614)	$9,879	$(5,242)	$6,645	$18	$6,663
Cumulative effect of amended accounting guidance for deferred policy acquisition costs				(289)		(289)		(289)
Balance at January 1, 2011, as retrospectively adjusted	88	2,534	(614)	9,590	(5,242)	6,356	18	6,374
Effect of issuing stock for employee benefit plans		23		(50)	165	138		138
Effect of acquiring noncontrolling interest		4				4	(19)	(15)
Other comprehensive income			181			181		181
Net income				987		987	1	988
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(225)	(225)		(225)
Balance at September 30, 2011	$88	$2,561	$(433)	$10,516	$(5,302)	$7,430	$-	$7,430

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2012	2011
Cash Flows from Operating Activities
Net income	$1,217	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	252
Realized investment gains	(20)	(56)
Deferred income taxes	67	182
Gains on sale of businesses (excluding discontinued operations)	(14)	(20)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(20)	(133)
Reinsurance recoverables	50	8
Deferred policy acquisition costs	(106)	(106)
Other assets	166	(292)
Insurance liabilities	75	380
Accounts payable, accrued expenses and other liabilities	(394)	293
Current income taxes	141	(202)
Other, net	(11)	(51)
Net cash provided by operating activities	1,557	1,243
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	439	452
Equity securities	8	5
Commercial mortgage loans	325	166
Other (primarily short-term and other long-term investments)	649	999
Investment maturities and repayments:
Fixed maturities	1,030	943
Commercial mortgage loans	311	274
Investments purchased:
Fixed maturities	(1,907)	(2,309)
Equity securities	(8)	(18)
Commercial mortgage loans	(314)	(279)
Other (primarily short-term and other long-term investments)	(600)	(1,169)
Property and equipment purchases	(329)	(291)
Acquisitions and dispositions, net of cash acquired	(3,468)	1
Net cash used in investing activities	(3,864)	(1,226)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	999	1,002
Withdrawals and benefit payments from contractholder deposit funds	(927)	(895)
Change in cash overdraft position	19	(57)
Net change in short-term debt	123	(222)
Issuance of long-term debt	-	587
Repayment of long-term debt	(326)	(2)
Repurchase of common stock	(85)	(225)
Issuance of common stock	58	100
Common dividends paid	(11)	(11)
Net cash (used in) / provided by financing activities	(150)	277
Effect of foreign currency rate changes on cash and cash equivalents	3	3
Net (decrease) / increase in cash and cash equivalents	(2,454)	297
Cash and cash equivalents, January 1,	4,690	1,605
Cash and cash equivalents, September 30,	$2,236	$1,902
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$414	$466
Interest paid	$186	$124

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1     Basis of Presentation

Cigna Corporation is a holding company and is not an insurance company.  Its subsidiaries conduct various businesses that are described in its Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”).   As used in this document, “Cigna” or “the Company” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries. The Consolidated Financial Statements include the accounts of Cigna Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is a global health services organization dedicated to helping its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services,  the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2011 Form 10-K filed on February 27, 2012 and as updated by Cigna’s Current Report on Form 8-K filed on August 8, 2012 (collectively, the “2011 Annual Report”).

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

As explained further in Note 3, on August 31, 2012, the Company acquired Great American Supplemental Benefits Group for approximately $310 million, and on January 31, 2012, the Company acquired HealthSpring, Inc. for approximately $3.8 billion.

Note 2     Recent Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers (Accounting Standards Update (“ASU”) 2011-06)  In 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for the health insurance industry assessment (the “fee”) mandated by the Patient Protection and Affordable Care Act of 2010 (“Health Care Reform”).  The fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods.  Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided.  A corresponding deferred cost will be recorded and amortized over the calendar year.  The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders’ net income and the effective tax rate because guidance for these calculations has not been finalized.

Deferred policy acquisition costs.  Effective January 1, 2012, the Company adopted the FASB’s amended guidance (ASU 2010-26) on accounting for costs to acquire or renew insurance contracts. This guidance requires certain sales compensation and telemarketing costs related to unsuccessful efforts and any indirect costs to be expensed as incurred. The Company’s deferred acquisition costs arise from sales and renewal activities primarily in its supplemental health, life and accident business reported in the International segment.   This amended guidance was implemented through retrospective adjustment of comparative prior periods.  As reported in the Consolidated Statement of Equity, the cumulative effect of adopting the amended accounting guidance as of January 1, 2011 was a reduction in Total Shareholders’ Equity of $289 million.  Full-year 2011 shareholders’ net income on a retrospectively adjusted basis was reduced by $67 million, partially offset by increased foreign currency translation of $6 million, resulting in a cumulative impact on Total Shareholders’ Equity as of December 31, 2011 of $350 million.  Summarized below are the effects of the amended guidance on previously reported amounts for the three months and nine months ended September 30, 2011.  This implementation had no impact on the underlying economic value or cash flows of the Company’s businesses, nor did it impact the Company’s liquidity or the statutory surplus of its insurance subsidiaries.

Condensed Consolidated Statement of Income

Three Months Ended September 30, 2011

	As previously	Effect of amended	As retrospectively
(in millions)	reported	accounting guidance	adjusted
Revenues, excluding other revenues	$5,426	$	$5,426
Other revenues	187	(3)	184
Total revenues	5,613	(3)	5,610
Benefits and expenses, excluding other operating expenses	3,819		3,819
Other operating expenses	1,497	21	1,518
Total benefits and expenses	5,316	21	5,337
Income before income taxes	297	(24)	273
Current income taxes	114		114
Deferred income taxes	(17)	(7)	(24)
Total taxes	97	(7)	90
Net income	200	(17)	183
Less: net income attributable to noncontrolling interest	-		-
Shareholders’ Net Income	$200	$(17)	$183
Earnings per share:
Basic	$0.74	$(0.06)	$0.68
Diluted	$0.74	$(0.07)	$0.67

Condensed Consolidated Statement of Income

Nine Months Ended September 30, 2011

	As previously	Effect of amended	As retrospectively
(in millions)	reported	accounting guidance	adjusted
Revenues, excluding other revenues	$16,239	$	$16,239
Other revenues	296	(7)	289
Total revenues	16,535	(7)	16,528
Benefits and expenses, excluding other operating expenses	10,568		10,568
Other operating expenses	4,454	62	4,516
Total benefits and expenses	15,022	62	15,084
Income before income taxes	1,513	(69)	1,444
Current income taxes	274		274
Deferred income taxes	201	(19)	182
Total taxes	475	(19)	456
Net income	1,038	(50)	988
Less: net income attributable to noncontrolling interest	1		1
Shareholders’ Net Income	$1,037	$(50)	$987
Earnings per share:
Basic	$3.85	$(0.18)	$3.67
Diluted	$3.80	$(0.18)	$3.62

Condensed Consolidated Balance sheet

As of December 31, 2011

	As previously	Effect of amended	As retrospectively
(in millions)	reported	accounting guidance	adjusted
Deferred policy acquisition costs	$1,312	$(495)	$817
Deferred income taxes, net	632	171	803
Other assets, including other intangibles	1,776	(26)	1,750
All other assets	47,327		47,327
Total assets	$51,047	$(350)	$50,697
Net translation of foreign currencies	$(3)	$6	$3
Retained earnings	11,143	(356)	10,787
Other shareholders’ equity	(2,796)		(2,796)
Total shareholders’ equity	$8,344	$(350)	$7,994

Condensed Consolidated Statement of Cash Flows

Nine Months Ended September 30, 2011

	As previously	Effect of amended	As retrospectively
(in millions)	reported	accounting guidance	adjusted
Net income	$1,038	$(50)	$988
Deferred income taxes	201	(19)	182
Deferred policy acquisition expenses	(168)	62	(106)
Other assets	(299)	7	(292)

Note 16

Segment information:   International

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in millions)	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted
Premiums and fees and other revenues	$771	$(3)	$768	$2,219	$(7)	$2,212
Segment earnings	79	(17)	62	230	(50)	180

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

Amendments to Fair Value Measurement and Disclosure.  Effective January 1, 2012, the Company adopted the FASB’s amended guidance on fair value measurement and disclosure (ASU 2011-04) on a prospective basis.  A key objective was to achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS.  The amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements and leveling for financial instruments not carried at fair value in the financial statements.  Upon adoption, there were no effects on the Company’s fair value measurements.  See Note 8 for expanded fair value disclosures.

Note 3    Acquisitions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  Significant transactions are described below.

A.      Joint Venture Agreement with Finansbank

During the fourth quarter of 2012, subject to regulatory approval, the Company expects to acquire 51% of the total issued and outstanding shares of Finans Emeklilik ve Hayat A.S (“Finans Emeklilik”) from Finansbank A.S. (“Finansbank”), a Turkish retail bank, for a purchase price of €85 million, or approximately $110 million. Finansbank would continue to hold 49% of the total issued and outstanding shares. Finans Emeklilik operates in life insurance, accident insurance and pension product markets. The transaction is expected to be financed with internal cash resources. The acquisition will provide Cigna opportunities to reach and serve the growing middle class market in Turkey through Finansbank’s network of retail banking branches.

B.       Acquisition of Great American Supplemental Benefits Group

On August 31, 2012, the Company acquired Great American Supplemental Benefits Group, one of the largest providers of supplemental health insurance products in the U.S., for approximately $310 million in cash from internal resources.  The acquisition provides the Company with an increased presence in the Medicare supplemental benefits market. It also extends the Company’s global direct-to-consumer retail channel as well as further enhances its distribution network of agents and brokers. Results of this business are reported in the supplemental health, life and accident business included in the International segment.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair value and may change as additional information becomes available over the next several months. Accordingly, approximately $95 million was allocated to intangible assets, primarily the value of business acquired (“VOBA”) that represents the present value of the estimated net cash flows from the long duration contracts in force.  The VOBA asset will be amortized in proportion to premium recognized over the life of the contracts that is estimated to be 30 years.  Amortization of the VOBA asset is expected to be higher in early years and decline as policies lapse.  Goodwill has been provisionally allocated to the International segment; it has not yet been allocated to a reporting unit as of September 30, 2012. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

The condensed balance sheet at the acquisition date was as follows:

(In millions)
Investments	$211
Cash and cash equivalents	36
Reinsurance recoverables	448
Goodwill	161
Value of business acquired (reported in Deferred policy acquisition costs in Consolidated Balance Sheet)	71
Other assets, including other intangibles	36
Total assets acquired	963
Insurance liabilities	634
Accounts payable, accrued expenses and other liabilities	22
Total liabilities acquired	656
Net assets acquired	$307

The results of Great American Supplemental Benefits have been included in the Company’s Consolidated Financial Statements from the date of acquisition and were not considered material to the Company’s consolidated results of operations. The pro forma effect on total revenues and net income assuming the acquisition had occurred as of January 1, 2011 is not presented as they were not material to the Company’s total revenues or shareholders’ net income for the three months and nine months ended September 30, 2012 and 2011.

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

Merger consideration:  The estimated merger consideration of $3.8 billion was calculated as follows:

(In millions, except per share amounts)
HealthSpring, Inc. common shares outstanding at January 30, 2012	67.8
Less: common shares outstanding not settled in cash	(0.1)
Common shares settled in cash	67.7
Price per share	$55
Cash consideration for outstanding shares	$3,725
Fair value of share-based compensation awards	65
Additional cash and equity consideration	21
Total merger consideration	$3,811

Fair value of share-based compensation awards.  On the date of the acquisition, HealthSpring employees’ awards of options and restricted shares of HealthSpring stock were rolled over to Cigna stock options and restricted stock.  Each holder of a HealthSpring stock option or restricted stock award received 1.24 Cigna stock options or restricted stock awards. The conversion ratio of 1.24 at the date of acquisition was determined by dividing the acquisition price of HealthSpring shares of $55 per share by the price of Cigna stock on January 31, 2012 of $44.43.  The Cigna stock option exercise price was determined by using this same conversion ratio. Vesting periods and the remaining life of the options rolled over with the original HealthSpring awards.

Using fair value as of the acquisition date, the Company valued the restricted stock at Cigna’s stock price and stock options using a Black-Scholes pricing model. The assumptions used were generally consistent with those disclosed in Note 20 to the Company’s 2011 Consolidated Financial Statements included in the 2011 Annual Report, except the expected life assumption of these options ranged from 1.8 to 4.8 years and the exercise price did not equal the market value at the grant date.  Because the exercise price at the acquisition date for substantially all of the options was significantly below Cigna’s stock price, fair value of the new stock options approximated intrinsic value.

The fair value of these options and restricted stock was included in the purchase price to the extent that services had been provided prior to the acquisition based on the grant date of the original HealthSpring awards and vesting periods.   The remaining fair value not included in the purchase price will be recorded as compensation expense in future periods over the remaining vesting periods. Most of the expense is expected to be recognized in 2012 and 2013.

The following table summarizes the effect of these rollover awards for former HealthSpring employees.

	Number of	Average exercise/	Fair value	Included in	Compensation expense
(Awards in thousands, dollars in millions, except per share amounts)	awards	award price	of awards	purchase price	post-acquisition
Vested options	589	$14.04	$18	$18	$-
Unvested options	1,336	$16.21	37	28	9
Restricted stock	786	$44.43	35	19	16
Total	2,711		$90	$65	$25

Purchase price allocation. In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months.  Goodwill has been allocated to the Medicare operating segment as of September 30, 2012 and is not deductible for federal income tax purposes.  During the nine months ended September 30, 2012, the Company recorded $53 million pre-tax ($40 million after-tax) of acquisition-related costs in other operating expenses.  The condensed balance sheet of HealthSpring at the acquisition date was as follows:

(In millions)
Investments	$612
Cash and cash equivalents	492
Premiums, accounts and notes receivable	320
Goodwill	2,545
Intangible assets	795
Other	91
Total assets acquired	4,855
Insurance liabilities	505
Deferred income taxes	213
Debt	326
Total liabilities acquired	1,044
Net assets acquired	$3,811

In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition.  This repayment is reported as a financing activity in the statement of cash flows for the nine months ended September 30, 2012.

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

The results of HealthSpring have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.  Revenues of HealthSpring included in the Company’s results for the nine months ended September 30, 2012 were approximately $4.0 billion.

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

	Three Months Ended	Nine Months Ended September 30,
(In millions, except per share amounts)	September 30, 2011	2012	2011
Total revenues	$6,940	$22,092	$20,639
Shareholders’ net income	$229	$1,227	$1,096
Earnings per share:
Basic	$0.80	$4.30	$3.84
Diluted	$0.79	$4.23	$3.78

D.                 Acquisition of FirstAssist

In November 2011, the Company acquired FirstAssist Group Holdings Limited (“FirstAssist”) for approximately $115 million, which was financed with cash.  FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values. During 2012, the Company updated its allocation of the purchase price based on additional information.  Accordingly, the allocation to intangible assets was decreased by $18 million from $58 million reported at December 31, 2011 to $40 million. The allocation to goodwill was increased by $8 million from $56 million reported at December 31, 2011 to $64 million.  Goodwill is reported in the International segment.

The results of FirstAssist are included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects assuming the acquisition had occurred as of January 1, 2010 were not material to the Company’s total revenues, shareholders’ net income and earnings per share for the three months and nine months ended September 30, 2011.

Note 4    Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2012
Shareholders’ net income	$466		$466
Shares (in thousands):
Weighted average	284,891		284,891
Common stock equivalents		4,984	4,984
Total shares	284,891	4,984	289,875
EPS	$1.64	$(0.03)	$1.61
2011
Shareholders’ net income	$183		$183
Shares (in thousands):
Weighted average	268,569		268,569
Common stock equivalents		3,491	3,491
Total shares	268,569	3,491	272,060
EPS	$0.68	$(0.01)	$0.67

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2012
Shareholders’ net income	$1,217		$1,217
Shares (in thousands):
Weighted average	285,247		285,247
Common stock equivalents		4,560	4,560
Total shares	285,247	4,560	289,807
EPS	$4.27	$(0.07)	$4.20
2011
Shareholders’ net income	$987		$987
Shares (in thousands):
Weighted average	269,163		269,163
Common stock equivalents		3,721	3,721
Total shares	269,163	3,721	272,884
EPS	$3.67	$(0.05)	$3.62

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Antidilutive options	3.9	3.9	3.4	3.6

The Company held 79,439,106 shares of common stock in Treasury as of September 30, 2012, and 80,697,257 shares as of September 30, 2011.

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

	September 30,	December 31,
(In millions)	2012	2011
Incurred but not yet reported	$1,372	$952
Reported claims in process	132	129
Physician incentives and other medical expense payable	77	14
Medical claims payable	$1,581	$1,095

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2012	2011
Balance at January 1,	$1,095	$1,246
Less: Reinsurance and other amounts recoverable	194	236
Balance at January 1, net	901	1,010
Acquired HealthSpring balances, net	504	-
Incurred claims related to:
Current year	9,875	8,308
Prior years	(164)	(126)
Total incurred	9,711	8,182
Paid claims related to:
Current year	8,555	7,450
Prior years	1,166	841
Total paid	9,721	8,291
Ending Balance, net	1,395	901
Add: Reinsurance and other amounts recoverable	186	194
Ending Balance	$1,581	$1,095

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 12 for additional information on reinsurance.  For the nine months ended September 30, 2012, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $164 million, or 2.0% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors accounted for $76 million, or 0.9% of the favorability while actual medical cost trend resulted in the remaining $88 million, or 1.1%.

For the year ended December 31, 2011, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $126 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors accounted for $87 million favorability while actual medical cost trend resulted in the remaining $39 million.

The corresponding impact of prior year development on shareholders’ net income, including HealthSpring, was $61 million for the nine months ended September 30, 2012 compared with $52 million for the nine months ended September 30, 2011.  The favorable effect of prior year development on net income in 2012 and 2011 primarily reflects low utilization of medical services. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

The determination of liabilities for Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2011 Annual Report.

Note 6   Realignment and Efficiency Plan

During the third quarter of 2012, the Company, in connection with the execution of its strategy, committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs.  The Health Care segment reported $60 million pre-tax ($39 million after-tax) of the charge. The remainder was reported as follows: $14 million pre-tax ($9 million after-tax) in International and $3 million pre-tax ($2 million after-tax) in Disability and Life. The severance costs are expected to be substantially paid in 2013.

Note 7   Guaranteed Minimum Death Benefit Contracts

The Company had future policy benefit reserves for guaranteed minimum death benefit (“GMDB”) contracts of $1.1 billion as of September 30, 2012 and $1.2 billion as of December 31, 2011.  The determination of liabilities for GMDB requires the Company to make critical accounting estimates.  The Company estimates its liabilities for GMDB exposures using an internal model using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility.  These assumptions are based on the Company’s experience and future expectations over an extended period, consistent with the long-term nature of this product.  The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised.  If actual experience differs from the assumptions used in estimating these liabilities, the result could have a material adverse effect on the Company’s consolidated results of operations, and in certain situations, could have a material adverse effect on the Company’s financial condition.

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

See Note 10 for further information on the Company’s dynamic hedge programs that are used to reduce certain equity and interest rate exposures associated with this business.

The Company’s normal reviews of reserves resulted in charges to strengthen GMDB reserves of $10 million ($6 million after-tax) for the three months and $43 million ($27 million after-tax) for the nine months ended September 30, 2012.  These charges were reported in other benefit expenses. The third quarter charge primarily reflects adverse interest rate impacts reflecting management’s consideration of the anticipated impact of continued low short-term interest rates. This evaluation also led management to lower the mean investment performance for equity funds from 4.75% to 4.00% for those funds not subject to the growth interest rate hedge program. This impact was partially offset by favorable equity market conditions.  For the nine months ended September 30, 2012 the charges were also due to the update of long-term assumptions described below, including a decrease in assumed lapses and, to a lesser extent, an increase in the volatility assumption.

Since December 31, 2011, the Company has updated the following long-term assumptions for GMDB based on a review of experience:

•           The mean investment performance for equity funds not subject to the growth interest rate hedge program was updated from 4.75% at December 31, 2011 to 4.00% at September 30, 2012. This change was a result of a review of interest rates completed in the third quarter of 2012. The effect of this update was an increase to the reserve.

•           The lapse assumptions for the entire block were updated during the course of the first three quarters.  The lapse rate varies depending on contract type, policy duration, and the ratio of the net amount at risk to account value.  As a result of this update, the overall range of lapses for the entire block of business changed from 0% to 24% at December 31, 2011 to 0% to 12% at September 30, 2012.  The effect of this update was an increase in the reserve.

•           The reserves include an estimate for partial surrenders, that essentially lock in the death benefit for a particular policy based on annual election rates, depending on the net amount at risk for each policy and whether surrender charges apply.  The election rates were updated from 0% - 15% at December 31, 2011 to 0% - 13% at September 30, 2012.  The effect of this update was a decrease in the reserve.

•           The volatility assumption was updated to use a review of historical weekly returns for each index (e.g. S&P 500) for a 20-year period.  Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index.  The volatility assumption for equity fund types has been updated from 16% - 25% at December 31, 2011 to 18% - 24% at September 30, 2012; for bond funds from 4% - 10% at December 31, 2011 to 5% - 7% at September 30, 2012; and for money market funds from 2% at December 31, 2011 to 0% - 1% at September 30, 2012.  The degree of correlation between asset classes was also updated.  The effect of these updates was an increase in the reserve.

During 2011, the Company completed its normal review of reserves (including assumptions) and recorded additional other benefit expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves.  The reserve strengthening was driven primarily by an adverse impact of $34 million ($22 million after-tax) due to volatile equity market conditions, adverse interest rate impacts of $23 million ($15 million after-tax) reflecting management’s consideration of the anticipated impact of continued low short-term interest rates and adverse impacts of overall market declines in the third quarter of $13 million ($8 million after-tax), that included an increase in the provision for expected future partial surrenders and declines in the value of contractholders’ non-equity investments.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2012	2011
Balance at January 1	$1,170	$1,138
Add: Unpaid Claims	40	37
Less: Reinsurance and other amounts recoverable	53	51
Balance at January 1, net	1,157	1,124
Add: Incurred benefits	9	138
Less: Paid benefits	79	105
Ending balance, net	1,087	1,157
Less: unpaid claims	28	40
Add: Reinsurance and other amounts recoverable	46	53
Ending balance	$1,105	$1,170

Benefits paid and incurred are net of ceded amounts.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The aggregate value of the underlying mutual fund investments was $13.7 billion as of September 30, 2012 and $13.8 billion as of December 31, 2011.  The death benefit coverage in force was $4.2 billion as of September 30, 2012 and $5.4 billion as of December 31, 2011.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 445,000 as of September 30, 2012 and 480,000 as of December 31, 2011).

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits (“GMIB”). All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 8 for further information.

Note 8   Fair Value Measurements

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2012 and December 31, 2011 about the Company’s financial assets and liabilities carried at fair value.  Similar disclosures for separate account assets, that are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

September 30, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$156	$761	$-	$917
State and local government	-	2,486	-	2,486
Foreign government	-	1,314	25	1,339
Corporate	-	11,434	557	11,991
Federal agency mortgage-backed	-	137	-	137
Other mortgage-backed	-	90	1	91
Other asset-backed	-	346	561	907
Total fixed maturities (1)	156	16,568	1,144	17,868
Equity securities	4	68	37	109
Subtotal	160	16,636	1,181	17,977
Short-term investments	-	151	-	151
GMIB assets (2)	-	-	625	625
Other derivative assets (3)	-	46	-	46
Total financial assets at fair value, excluding separate accounts	$160	$16,833	$1,806	$18,799
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,184	$1,184
Other derivative liabilities (3)	-	32	-	32
Total financial liabilities at fair value	$-	$32	$1,184	$1,216

(1)          Fixed maturities included $907 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $93 million of appreciation for securities classified in Level 3.

(2)          The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts.

(3)          Other derivative assets included $7 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $39 million of interest rate swaps not designated as accounting hedges.  Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges.  See Note 10 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2012 or December 31, 2011.  The nature and use of these other derivatives are described in Note 10.

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

Fixed maturities and equity securities.  Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	September 30,	December 31,
(In millions)	2012	2011
Other asset and mortgage-backed securities - valued using pricing models	$562	$565
Corporate and government bonds - valued using pricing models	494	335
Corporate bonds - valued at transaction price	88	72
Equity securities - valued at transaction price	37	30
Total	$1,181	$1,002

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

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of September 30, 2012.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

Other asset and mortgage-backed securities.  The significant unobservable inputs used to value the following other asset and mortgage-backed securities are liquidity and weighting of credit spreads.  An adjustment for liquidity is made as of the measurement date when there is limited trading activity for the security that considers current market conditions, issuer circumstances and complexity of the security structure.  An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral with no standard market valuation technique.  The weighting of credit spreads is primarily based on the underlying collateral’s characteristics and their proportional cash flows supporting the bond obligations.  The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral, ranging from high credit quality to below investment grade.

Corporate and government bonds.  The significant unobservable input used to value the following corporate and government bonds is an adjustment for liquidity.  When there is limited trading activity for the security, an adjustment is needed to reflect current market conditions and issuer circumstances.

As of September 30, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$558	Liquidity	60 - 700 (150)
		Weighting of credit spreads	70 - 4,020 (400)
Corporate and government bonds	$351	Liquidity	20 - 550 (230)

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.  Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.  The table does not include all of the Level 3 securities because information about specific unobservable inputs used in pricing all of these securities was not reasonably available to the Company.  See page 18 for a discussion of the Company’s valuation processes and controls.

Guaranteed minimum income benefit contracts.  The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments.  The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non-performance risk, as well as risk and profit charges.  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3.  The Company considered the following in determining the view of a hypothetical market participant:

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

These GMIB assets and liabilities are estimated with an internal model using many scenarios to determine the present value of net amounts expected to be paid, less the present value of net future premiums expected to be received adjusted for risk and profit charges that the Company estimates a hypothetical market participant would require to assume this business.  Net amounts expected to be paid include the excess of the expected value of the income benefits over the values of the annuitants’ accounts at the time of annuitization. Generally, market return, interest rate and volatility assumptions are based on market observable information.  Assumptions related to annuitant behavior reflect the Company’s belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions.  The significant assumptions used to value the GMIB assets and liabilities as of September 30, 2012 were as follows:

Assumptions based on observable inputs:

•           The market return (“growth interest rate”) and discount rate assumptions are based on the market-observable LIBOR swap curve.

•           The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms.  That rate was 1.04% at September 30, 2012 and must be projected for future time periods.  These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds.  For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•           The market volatility assumptions for annuitants’ underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 50% of underlying mutual fund investments modeled based on other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years.  Using this approach, volatility ranges from 19% to 29% for equity funds, 6% to 8% for bond funds, and 0% to 1% for money market funds.

Assumptions based on unobservable inputs:

•           The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•           The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 0% to 12%, and depends on the time since contract issue and the relative value of the guarantee. The weighted average annual lapse rate is 2%.

•           The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant’s age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit.  Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%.  For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 20%.  The weighted average annual annuity election rate is 8%.

•           The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant’s view of the reinsurers’ credit risk, after considering collateral.  The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available.  The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral.  The additional spread over LIBOR incorporated into the discount rate ranged from 10 to 120 basis points for the GMIB liability with a weighted average of 60 basis points and ranged from 35 to 145 basis points for the GMIB reinsurance asset with a weighted average of 90 basis points for that portion of the interest rate curve most relevant to these policies.

•           The risk and profit charge assumption is based on the Company’s estimate of the capital and return on capital that would be required by a hypothetical market participant.  The assumed return on capital is 10% after-tax.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three and nine months ended September 30, 2012 and 2011.  These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2012	$1,128	$707	$(1,332)	$(625)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(78)	131	53
Other	1	-	-	-
Total gains (losses) included in shareholders’ net income	1	(78)	131	53
Gains included in other comprehensive income	11	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(15)	-	-	-
Purchases, sales and settlements:
Purchases	39	-	-	-
Settlements	(15)	(4)	17	13
Total purchases, sales and settlements	24	(4)	17	13
Transfers into/(out of) Level 3:
Transfers into Level 3	36	-	-	-
Transfers out of Level 3	(4)	-	-	-
Total transfers into/(out of) Level 3	32	-	-	-
Balance at September 30, 2012	$1,181	$625	$(1,184)	$(559)
Total gains (losses) included in income attributable to instruments held at the reporting date	$2	$(78)	$131	$53

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended September 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2011	$950	$490	$(917)	$(427)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	259	(483)	(224)
Other	(2)	-	-	-
Total gains (losses) included in shareholders’ net income	(2)	259	(483)	(224)
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	34	-	-	-
Purchases, sales and settlements:
Purchases	9	-	-	-
Sales	(1)	-	-	-
Settlements	(3)	(8)	16	8
Total purchases, sales and settlements	5	(8)	16	8
Transfers into/(out of) Level 3:
Transfers into Level 3	33	-	-	-
Transfers out of Level 3	(12)	-	-	-
Total transfers into/(out of) Level 3	21	-	-	-
Balance at September 30, 2011	$1,007	$741	$(1,384)	$(643)
Total gains (losses) included in income attributable to instruments held at the reporting date	$(2)	$259	$(483)	$(224)

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(65)	98	33
Other	4	-	-	-
Total gains (losses) included in shareholders’ net income	4	(65)	98	33
Gains included in other comprehensive income	16	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(19)	-	-	-
Purchases, sales and settlements:
Purchases	106	-	-	-
Settlements	(44)	(22)	51	29
Total purchases, sales and settlements	62	(22)	51	29
Transfers into/(out of) Level 3:

Transfers into Level 3	155	-	-	-
Transfers out of Level 3	(39)	-	-	-
Total transfers into/(out of) Level 3	116	-	-	-
Balance at September 30, 2012	$1,181	$625	$(1,184)	$(559)
Total gains (losses) included in income attributable to instruments held at the reporting date	$2	$(65)	$98	$33

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2011 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2011	$933	$480	$(903)	$(423)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	286	(531)	(245)
Other	5	-	-	-
Total gains (losses) included in shareholders’ net income	5	286	(531)	(245)
Gains included in other comprehensive income	7	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	39	-	-	-
Purchases, sales and settlements:
Purchases	58	-	-	-
Sales	(1)	-	-	-
Settlements	(34)	(25)	50	25
Total purchases, sales and settlements	23	(25)	50	25
Transfers into/(out of) Level 3:
Transfers into Level 3	52	-	-	-
Transfers out of Level 3	(52)	-	-	-
Total transfers into/(out of) Level 3	-	-	-	-
Balance at September 30, 2011	$1,007	$741	$(1,384)	$(643)
Total gains (losses) included in income attributable to instruments held at the reporting date	$4	$286	$(531)	$(245)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the nine months ended September 30, 2012, transfers into Level 3 from Level 2 primarily reflect an increase in the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities.

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

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts (“GMIB equity hedge program”) by entering into exchange-traded futures contracts.  The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts (“GMIB growth interest rate hedge program”) using LIBOR swap contracts and exchange-traded treasury futures contracts.  In June 2012, the GMIB equity hedge program was expanded. See Note 10 for further information.

During the three months ended September 30, 2012, the Company conducted reviews of annuitization and lapse experience, as well as a review of actual claim amounts compared to projected values in the fair value model.  The fair value gains of $53 million for the three months and $33 million for the nine months ended September 30, 2012 were primarily due to updates in the claim exposure calculation, a reduction in the annuitization rates, and the effect of increases in underlying account values, partially offset by a reduction in lapse rates and general declines in interest rates.

GMIB fair value losses of $224 million for the three months ended September 30, 2011 and $245 million for the nine months ended September 30, 2011 were primarily due to declining interest rates and, to a lesser extent, decreases in underlying account values, driven by unfavorable equity market returns.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of September 30, 2012 and December 31, 2011 separate account assets were as follows:

September 30, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 18)	$255	$976	$-	$1,231
Non-guaranteed separate accounts (1)	1,952	4,194	985	7,131
Total separate account assets	$2,207	$5,170	$985	$8,362

(1)  As of September 30, 2012, non-guaranteed separate accounts included $3.4 billion in assets supporting the Company’s pension plans, including $933 million classified in Level 3.

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 18)	$249	$1,439	$-	$1,688
Non-guaranteed separate accounts (1)	1,804	3,851	750	6,405
Total separate account assets	$2,053	$5,290	$750	$8,093

(1)  As of December 31, 2011, non-guaranteed separate accounts include $3.0 billion in assets supporting the Company’s pension plans, including $702 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three and nine months ended September 30, 2012 and September 30, 2011.

	Three Months Ended September 30,
(In millions)	2012	2011
Balance at July 1	$952	$644
Policyholder gains (1)	21	23
Purchases, sales and settlements:
Purchases	30	111
Sales	-	(10)
Settlements	(20)	(18)
Total purchases, sales and settlements	10	83
Transfers into/(out of) Level 3:
Transfers into Level 3	2	4
Transfers out of Level 3	-	(1)
Total transfers into/(out of) Level 3	2	3
Balance at September 30	$985	$753

(1)  Included in this amount are gains of $20 million attributable to instruments still held at September 30, 2012 and gains of $23 million attributable to instruments still held at September 30, 2011.

	Nine Months Ended September 30,
(In millions)	2012	2011
Balance at January 1	$750	$594
Policyholder gains (1)	48	101
Purchases, sales and settlements:
Purchases	230	226
Sales	-	(51)
Settlements	(49)	(111)
Total purchases, sales and settlements	181	64
Transfers into/(out of) Level 3:
Transfers into Level 3	7	4
Transfers out of Level 3	(1)	(10)
Total transfers into/(out of) Level 3	6	(6)
Balance at September 30	$985	$753

(1)  Included in this amount are gains of $41 million attributable to instruments still held at September 30, 2012 and gains of $84 million attributable to instruments still held at September 30, 2011.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  During the nine months ended September 30, 2012, impaired commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in after-tax realized investment losses of $7 million.  For the nine months ended September 30, 2011, impaired mortgage loans representing less than less than 1% of total investments were written down to their fair values resulting in after-tax realized investment losses of $11 million.

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

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides carrying values, fair values and classification in the fair value hierarchy of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2012 and December 31, 2011:

	Classification in	September 30, 2012		December 31, 2011
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$3,096	$2,946	$3,380	$3,301
Contractholder deposit funds, excluding universal life products	Level 3	$1,080	$1,053	$1,056	$1,035
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,712	$4,947	$5,281	$4,946

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

Note 9  Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Fixed maturities	$8	$(14)	$23	$36
Equity securities	1	(9)	5	(5)
Commercial mortgage loans	1	-	(9)	(16)
Real estate	-	-	(1)	-
Other investments, including derivatives	1	36	2	41
Realized investment gains before income taxes	11	13	20	56
Less income taxes	4	4	4	19
Net realized investment gains	$7	$9	$16	$37

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Credit-related (1)	$-	$(5)	$(14)	$(21)
Other	-	(22)	(2)	(24)
Total	$-	$(27)	$(16)	$(45)

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

	As of	As of
(In millions)	September 30, 2012	December 31, 2011
Included in fixed maturities:
Trading securities (amortized cost: $2; $2)	$2	$2
Hybrid securities (amortized cost: $10; $26)	10	28
Total	$12	$30
Included in equity securities:
Hybrid securities (amortized cost: $84; $90)	$68	$65

Fixed maturities included $54 million at September 30, 2012 that were pledged as collateral to brokers as required under certain futures contracts.  These fixed maturities were primarily federal government securities.

The following information about fixed maturities excludes trading and hybrid securities.  The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2012:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,181	$1,201
Due after one year through five years	5,085	5,498
Due after five years through ten years	5,436	6,166
Due after ten years	2,865	3,857
Mortgage and other asset-backed securities	998	1,134
Total	$15,565	$17,856

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.  Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $12 million at September 30, 2012 and $30 million at December 31, 2011) by type of issuer is shown below.

	September 30, 2012
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
Federal government and agency	$513	$404	$-	$917
State and local government	2,201	286	(1)	2,486
Foreign government	1,211	130	(2)	1,339
Corporate	10,643	1,356	(18)	11,981
Federal agency mortgage-backed	135	2	-	137
Other mortgage-backed	83	12	(5)	90
Other asset-backed	779	134	(7)	906
Total	$15,565	$2,324	$(33)	$17,856

(In millions)	December 31, 2011
Federal government and agency	$552	$406	$-	$958
State and local government	2,185	274	(3)	2,456
Foreign government	1,173	103	(2)	1,274
Corporate	9,460	1,070	(45)	10,485
Federal agency mortgage-backed	9	-	-	9
Other mortgage-backed	73	10	(4)	79
Other asset-backed	777	160	(11)	926
Total	$14,229	$2,023	$(65)	$16,187

The above table includes investments with a fair value of $3.1 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $915 million and gross unrealized depreciation of $8 million at September 30, 2012.  Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2011, investments supporting this business had a fair value of $3 billion, gross unrealized appreciation of $851 million and gross unrealized depreciation of $25 million.

Sales information for available-for-sale fixed maturities and equity securities were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Proceeds from sales	$92	$153	$447	$457
Gross gains on sales	$6	$8	$25	$36
Gross losses on sales	$-	$(3)	$(1)	$(4)

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

Excluding trading and hybrid securities, as of September 30, 2012, fixed maturities with a decline in fair value from amortized cost (primarily corporate, and other asset and mortgage-backed securities) were as follows, including the length of time of such decline:

		Amortized	Unrealized	Number
(In millions)	Fair Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$342	$348	$(6)	160
Below investment grade	$98	$101	$(3)	69
More than one year:
Investment grade	$219	$231	$(12)	53
Below investment grade	$33	$45	$(12)	17

The unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of September 30, 2012.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$278	$8	$-	$50	$-	$336
50% to 59%	703	105	25	52	-	885
60% to 69%	572	75	-	24	-	671
70% to 79%	194	155	133	46	16	544
80% to 89%	45	42	131	-	58	276
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	36	66	132
Total	$1,806	$415	$319	$208	$198	$2,946

	December 31, 2011
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$225	$55	$3	$50	$9	$342
50% to 59%	444	47	26	-	53	570
60% to 69%	646	140	42	-	77	905
70% to 79%	117	132	120	159	33	561
80% to 89%	99	81	79	72	71	402
90% to 99%	36	35	30	58	116	275
100% or above	-	10	50	51	135	246
Total	$1,567	$500	$350	$390	$494	$3,301

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2012 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 65% at September 30, 2012, decreasing from 70% as of December 31, 2011.  The portfolio’s average debt service coverage ratio was estimated to be 1.57 at September 30, 2012, a significant improvement from 1.40 at December 31, 2011.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower’s request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million.  The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as an other long-term investment.  This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted.  No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan.  Following the restructuring, the $100 million note was paid down by $46 million with the remaining $54 million note reclassified to good standing due to an improved quality rating based on significant improvements in its loan-to-value and debt service coverage ratios resulting from the annual loan review.

During 2011, the Company restructured a $65 million potential problem loan into two notes carried at $55 million and $10 million. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted.  No valuation reserve was required because the fair value of the underlying property exceeded the carrying value of the outstanding loan.  As a part of this restructuring, the borrowers and the Company have committed to fund additional capital for leasing and capital requirements.

Other loans were modified during the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, but were not considered troubled debt restructures.  The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $215 million at September 30, 2012 and $336 million at December 31, 2011.  At September 30, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans, with no significant concentration by property type.  At December 31, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	September 30, 2012			December 31, 2011
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$73	$(7)	$66	$154	$(19)	$135
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
Total	$133	$(7)	$126	$214	$(19)	$195

During the nine months ended September 30, 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase in valuation reserves on three impaired commercial mortgage loans collateralized by industrial properties and one impaired commercial mortgage loan collateralized by a retail property.  The average recorded investment in impaired loans was $176 million during the nine months ended September 30, 2012 and $166 million during the nine months ended September 30, 2011.  The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the nine months ended September 30, 2012 or 2011.  Interest income on impaired commercial mortgage loans was not significant for the nine months ended September 30, 2012 or 2011.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2012	2011
Reserve balance, January 1,	$19	$12
Increase in valuation reserves	10	16
Charge-offs upon sales and repayments, net of recoveries	(3)	(1)
Transfers to other long-term investments	(16)	-
Transfers to real estate	(3)	-
Reserve balance, September 30,	$7	$27

Short-term investments and cash equivalents.   Short-term investments and cash equivalents includes corporate securities of $702 million, federal government securities of $203 million and money market funds of $151 million as of September 30, 2012.   The Company’s short-term investments and cash equivalents as of December 31, 2011 included corporate securities of $4.1 billion, federal government securities of $164 million and money market funds of $40 million.

Note 10  Derivative Financial Instruments

The Company has written and purchased reinsurance contracts under its run-off reinsurance segment that are accounted for as free standing derivatives.  The Company also uses derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance segment.  In addition, the Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities.  See Note 2 to the Financial Statements contained in the Company’s 2011 Annual Report for information on the Company’s accounting policy for derivative financial instruments.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of September 30, 2012 or December 31, 2011.

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

Volume of activity.  The potential undiscounted future payments for the written options (GMIB liability, as defined in Note 18) was $1,101 million as of September 30, 2012 and $1,244 million as of December 31, 2011.  The potential undiscounted future receipts for the purchased options (GMIB asset) was $606 million as of September 30, 2012 and $684 million as of December 31, 2011.

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss
	As of September 30,	As of December 31,	As of September 30,	As of December 31,	For the three months ended September 30,		For the nine months ended September 30,
Instrument	2012	2011	2012	2011	2012	2011	2012	2011
Written options (GMIB liability)	$	$	$1,184	$1,333	$(131)	$483	$(98)	$531
Purchased options (GMIB asset)	625	712			78	(259)	65	(286)
Total	$625	$712	$1,184	$1,333	$(53)	$224	$(33)	$245

GMDB and GMIB Hedge Programs

Purpose.  The Company also uses derivative financial instruments under a dynamic hedge program designed to substantially reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits (“GMDB”).  During the second quarter of 2012, the Company expanded this hedge program to cover approximately one-half of the equity market exposures associated with its GMIB business, increasing the covered exposure from approximately one-quarter. The Company also operates a dynamic hedge program to reduce the exposure to changes in interest rate levels on the growth rate for approximately one-third of its GMDB and one-quarter of its GMIB businesses (“GMDB and GMIB growth interest rate hedge program”).  These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change.  See Notes 7 and 8 for further details regarding these businesses.

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

	Notional Amount (In millions)
Instrument	As of September 30, 2012	As of December 31, 2011
Equity and currency futures - equity hedge	$775	$994
Interest rate swaps - growth interest rate hedge	240	240
U.S. Treasury futures - growth interest rate hedge	18	29
Eurodollar futures - growth interest rate hedge	597	598
Total	$1,630	$1,861

The following tables provide the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Revenues
	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Equity and currency futures for GMDB exposures	$(36)	$100	$(100)	$51
Equity and currency futures for GMIB exposures	(8)	10	(14)	10
Total equity and currency futures (1)	$(44)	$110	$(114)	$61

	Other Assets, including other intangibles		Other Revenues
	As of	As of	For the three months ended		For the nine months ended
	September 30, 2012	December 31, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest rate swaps	$38	$33	$2	$25	$9	$37
Interest rate futures (1)	-	-	-	(2)	(1)	(2)
Total interest rate swaps and futures	$38	$33	$2	$23	$8	$35
Interest rate derivatives for GMDB exposures			$1	$20	$6	$30
Interest rate derivatives for GMIB exposures			1	3	2	5
Total interest rate swaps and futures			$2	$23	$8	$35

(1)  Balance sheet presentation of amounts receivable or payable relating to futures daily variation margin are not fair values and are excluded from this table.

Derivative instruments used in the Company’s investment risk management.

Derivative financial instruments are also used by the Company as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.

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

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	September 30, 2012	December 31, 2011
Interest rate swaps	$60	$134
Foreign currency swaps	134	134
Combination interest rate and foreign currency swaps	64	64
Total	$258	$332

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of September 30,	As of December 31,	As of September 30,	As of December 31,	For the three months ended September 30,		For the nine months ended September 30,
Instrument	2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	$5	$7	$-	$-	$(1)	$-	$(2)	$(2)
Foreign currency swaps	2	3	20	19	(3)	10	(1)	-
Combination interest rate and foreign currency swaps	-	-	12	11	(2)	9	(1)	4
Total	$7	$10	$32	$30	$(6)	$19	$(4)	$2

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months and nine months ended September 30, 2012 and 2011, the amount of gains (losses) reclassified from accumulated other comprehensive income into net income was not material.  The amount of gains (losses) recognized due to ineffectiveness was not material and there were no amounts excluded from the assessment of hedge effectiveness.

Note 11    Variable Interest Entities

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

Note 12    Reinsurance

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

Great American life and annuity business. The Company had reinsurance recoverables of approximately $404 million as of September 30, 2012 from Great American Life Insurance Company resulting from the acquisition of Great American’s Supplemental Benefits business on August 31, 2012. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller as part of the transaction. The resulting reinsurance recoverables are secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business.  The Company had reinsurance recoverables of $1.4 billion as of September 30, 2012 and $1.6 billion as of December 31, 2011 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, which was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable, which is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities.  These fixed maturities are held in a trust established for the benefit of the Company.  As of September 30, 2012, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.1 billion as of September 30, 2012 and $4.2 billion as of December 31, 2011 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements.  The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or it will be required to fully secure the outstanding balance.  As of September 30, 2012 both companies had ratings sufficient to avoid triggering this contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Health Care, Disability and Life, and International segments as well as the non-leveraged and leveraged corporate-owned life insurance business.  Reinsurance recoverables of $347 million as of September 30, 2012 are expected to be collected from more than 75 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2012, the Company’s recoverables related to these segments were net of a reserve of $4 million.

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

The reinsurance recoverables for GMDB, workers’ compensation, and personal accident total $177 million as of September 30, 2012.

Of this amount, approximately 91% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable.  As of September 30, 2012, the Company’s recoverables related to this segment were net of a reserve of $1 million.

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

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2012, based on current information.  However, it is possible that future developments could have a material adverse effect on the Company’s consolidated results of operations and, in certain situations, such as if actual experience differs from the assumptions used in estimating reserves for GMDB, could have a material adverse effect on the Company’s financial condition. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance. In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Ceded premiums and fees
Individual life insurance and annuity business sold	$41	$50	$138	$146
Other	72	62	208	179
Total	$113	$112	$346	$325
Reinsurance recoveries
Individual life insurance and annuity business sold	$79	$67	$216	$219
Other	54	64	150	157
Total	$133	$131	$366	$376

Note 13    Pension and Other Postretirement Benefit Plans

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

For the nine months ended September 30, 2012, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $66 million pre-tax in the aggregate ($44 million after-tax) resulting in an increase in shareholders’ equity.  This decrease was primarily a result of net amortization of actuarial losses and prior service cost, results of the annual actuarial review completed during the second quarter of 2012, and settlement charges in the Company’s non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$1	$-	$2	$1	$-	$-	$1	$1
Interest cost	50	57	149	171	4	5	12	15
Expected long-term return on plan assets	(69)	(67)	(203)	(200)	-	-	-	-
Amortization of:
Net loss from past experience	15	10	45	29	-	-	-	-
Prior service cost	-	-	-	-	(3)	(4)	(9)	(12)
Settlement loss	-	-	6	-	-	-	-	-
Net cost	$(3)	$-	$(1)	$1	$1	$1	$4	$4

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the nine months ended September 30, 2012, the Company contributed $226 million to those plans, of which $90 million was required and $136 million was voluntary.  For the remainder of 2012, the Company expects to make additional contributions of $24 million.

Note 14 Debt

Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2012	2011
Short-term:
Commercial paper	$225	$100
Current maturities of long-term debt	1	4
Total short-term debt	$226	$104
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	298	298
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	39	43
Total long-term debt	$4,986	$4,990

As further described in Note 3, the Company acquired HealthSpring on January 31, 2012.  At the acquisition date, HealthSpring had $326 million of debt outstanding.  In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition.  This repayment is reported as a financing activity in the statement of cash flows for the nine months ended September 30, 2012.

The Company has a committed revolving credit and a letter of credit agreement in place for up to $1.5 billion subject to the maximum debt leverage covenant agreement. As of September 30, 2012, the Company had $1.4 billion of borrowing capacity under this credit agreement, reflecting $66 million of letters of credit issued out of the credit facility.  Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $4.9 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

Note 15 Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.  Changes in accumulated other comprehensive loss were as follows:

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Three Months Ended September 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$134	$(45)	$89
Reclassification adjustment for (gains) included in shareholders’ net income	(9)	3	(6)
Net unrealized appreciation, securities	$125	$(42)	$83
Net unrealized depreciation, derivatives	$(5)	$1	$(4)
Net translation of foreign currencies	$39	$(8)	$31
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$12	$(4)	$8
Net postretirement benefits liability adjustment	$12	$(4)	$8
Three Months Ended September 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$115	$(39)	$76
Reclassification adjustment for losses included in shareholders’ net income	23	(8)	15
Net unrealized appreciation, securities	$138	$(47)	$91
Net unrealized appreciation, derivatives	$20	$(7)	$13
Net translation of foreign currencies	$(111)	$16	$(95)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$6	$(2)	$4
Net postretirement benefits liability adjustment	$6	$(2)	$4

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Nine Months Ended September 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$283	$(94)	$189
Reclassification adjustment for (gains) included in shareholders’ net income	(28)	10	(18)
Net unrealized appreciation, securities	$255	$(84)	$171
Net unrealized depreciation, derivatives	$(5)	$1	$(4)
Net translation of foreign currencies	$37	$(14)	$23
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$36	$(12)	$24
Reclassification adjustment for settlement	6	(2)	4
Total reclassification adjustments to shareholders’ net income	42	(14)	28
Net change due to valuation update	24	(8)	16
Net postretirement benefits liability adjustment	$66	$(22)	$44
Nine Months Ended September 30, 2011
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$292	$(99)	$193
Reclassification adjustment for (gains) included in shareholders’ net income	(31)	10	(21)
Net unrealized appreciation, securities	$261	$(89)	$172
Net unrealized appreciation, derivatives	$5	$(2)	$3
Net translation of foreign currencies	$(14)	$7	$(7)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$17	$(6)	$11
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment	$20	$(7)	$13

Note 16 Income Taxes

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

Shareholders’ net income for the nine months ended September 30, 2012 increased by $29 million, that included $13 million attributable to the first quarter implementation of this method for the Company’s China and Indonesia operations.   Shareholders’ net income for the nine months ended September 30, 2011 increased by $22 million related to this method.  Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $98 million through September 30, 2012.  The year-to-date change in the cumulative unrecognized deferred tax liability includes a $9 million reduction due to the transition in the accounting for deferred acquisition costs, that was adopted through retrospective adjustment on  January 1, 2012.  See Note 2 for additional information.

B.  Unrecognized Tax Benefits

Gross unrecognized tax benefits increased for the nine months ended September 30, 2012 by $15 million, resulting in a decrease to shareholders’ net income of $10 million.

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

The Company has determined it is at least reasonably possible that within the next twelve months there could be a significant change in the level of unrecognized tax benefits should there be developments relative to certain IRS specific matters.  Any changes are not expected to have a material impact on shareholders’ net income.

C.  Other Tax Matters

The Company has had a continuing dispute with the IRS for tax years 2004 through 2006 regarding the appropriate reserve methodology for certain reinsurance contracts.  Trial was held before the United States Tax Court for the 2004 tax year in September 2011.  Prior to trial, the IRS conceded the adjustments, but continued to disagree with the Company’s reserve methodology.  Though the IRS concession represented a favorable development that significantly limited exposure, the Company continued to pursue the litigation in order to establish that its methodology was appropriate and could be applied prospectively.  The IRS raised the same issue in its audit of the Company’s 2005 and 2006 tax returns.  As a result, the Company filed a petition with the United States Tax Court for these years on September 19, 2011. On September 13, 2012, the United States Tax Court issued its opinion for the 2004 year.  While declining to rule on the underlying legal issue, the Tax Court opinion referenced an IRS representation that it would not challenge the Company’s reserving methodology in future tax years, thereby providing certainty that the Company may use its current reserve methodology prospectively.  Relative to tax years 2005 and 2006, the Tax Court has demonstrated an intention to apply its decision in the 2004 proceedings to these years.  The parties are finalizing the necessary documentation to permit the Tax Court to enter its final decision for the 2004, 2005 and 2006 tax years.

The IRS has commenced examination of the Company’s 2009 and 2010 consolidated federal income tax returns; this examination is not expected to be completed prior to 2013.

Note 17 Segment Information

The Company’s operating segments generally reflect groups of related products, but the International segment is generally based on geography.   Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and this newly acquired Medicare operating segment have been aggregated as the Health Care reportable segment reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment.  Results of the recently acquired Great American Supplemental Benefits business are reported in the supplemental health, life and accident business included in the International segment. Other operating segments that do not require separate disclosure have been combined into Other Operations.

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

Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Premiums and fees, Mail order pharmacy revenues and Other revenues
Health Care	$5,385	$3,671	$15,788	$11,101
International	938	768	2,717	2,212
Disability and Life	758	698	2,250	2,103
Run-off Reinsurance	(37)	138	(90)	114
Other Operations	36	40	114	126
Corporate	(16)	(15)	(50)	(44)
Total	$7,064	$5,300	$20,729	$15,612
Shareholders’ net income
Health Care	$345	$248	$919	$775
International	70	62	215	180
Disability and Life	60	62	214	232
Run-off Reinsurance	25	(180)	(7)	(189)
Other Operations	22	25	63	68
Corporate	(63)	(43)	(203)	(116)
Segment Earnings	459	174	1,201	950
Realized investment gains, net of taxes	7	9	16	37
Shareholders’ net income	$466	$183	$1,217	$987

Concentration of risk.  For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 30% of the segment’s revenues and 55% of the segment’s earnings for the three months ended September 30, 2012. South Korea generated 29% of the segment’s revenues and 49% of the segment’s earnings for the nine months ended September 30, 2012.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Note 18 Contingencies and Other Matters

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2012, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $1.2 billion as of September 30, 2012.  Approximately 65% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2012.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 8 for further information on the fair value hierarchy.

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

The Company estimates the fair value of the GMIB assets and liabilities using assumptions for market returns and interest rates, volatility of the underlying equity and bond mutual fund investments, mortality, lapse, annuity election rates, nonperformance risk, and risk and profit charges.  See Note 8 for additional information on how fair values for these liabilities and related receivables for retrocessional coverage are determined and Note 10 for information on the Company’s dynamic equity and growth interest rate hedge programs for this business.

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

•  all annuitants elected to receive their benefit on the next available date (2012 through 2019); and

•  all underlying mutual fund investment values remained at the September 30, 2012 value of $1.1 billion with no future returns.

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

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $294 million as of September 30, 2012, related to borrowings by certain real estate joint ventures which the Company either records as an investment or consolidates.  These borrowings, which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2013 through 2042.  The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2012.

The Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $16 million expire in 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $2 million as of September 30, 2012.

The Company has agreements with certain banks that provide banking services to settle claim checks processed by the Company for Administrative Services Only (“ASO”) and certain minimum premium customers.  The customers are responsible for adequately funding their accounts as claim checks are presented for payment.  Under these agreements, the Company guarantees that the banks will not incur a loss if a customer fails to properly fund its account.  The amount of the guarantee fluctuates daily.  As of September 30, 2012, the aggregate maximum exposure under these guarantees was approximately $389 million and there were no liabilities required.  There were no after-tax charges related to these guarantees for the nine months ended September 30, 2012 or for the same period in 2011.  Through October 25, 2012, the exposure that existed at September 30, 2012 has been reduced by approximately 89% through customers’ funding of claim checks when presented for payment.  In addition, the Company can limit its exposure under these guarantees by suspending claim payments for any customer who has not adequately funded their bank account.

The Company contracts on an ASO basis with customers who fund their own claims. The Company charges these customers administrative fees based on the expected cost of administering their self-funded programs.  In some cases, the Company provides performance guarantees associated with meeting certain service-related and other performance standards.  If these standards are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount.  The Company establishes liabilities for estimated payouts associated with these performance guarantees.  Approximately 16% of ASO fees reported for the nine months ended September 30, 2012 were at risk, with reimbursements estimated to be less than 2% of ASO fees.

The Company had indemnification obligations as of September 30, 2012 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2012.

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

Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010 and found to be constitutional by the U.S. Supreme Court in June of 2012, could have a material adverse effect on the Company’s health care operations if it inhibits the Company’s ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

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

Guaranty fund assessments.  The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure for certain obligations of insolvent insurance companies to policyholders and claimants to assessments is based on its share of business it writes in the relevant jurisdictions. For the nine months ended September 30, 2012 and 2011, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency.  On May 3, 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer.  On May 14, 2012 the regulator filed a post-trial motion requesting the court to reconsider its decision. On September 28, 2012, an Order of Judgment was entered finalizing the court’s opinion that the insurer is not insolvent and remains in rehabilitation.  The regulator has appealed the court’s decision.   If the state court’s decision is reversed and the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums.  Based on current information available, in the event of a reversal of the state court decision and liquidation of the insurer, the Company has estimated that potential future assessments could result in future charges totaling approximately $60 million after-tax.   The Company will continue to monitor the outcome of the courts’ deliberations.

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

As of September 30, 2012, the Company had accrued pre-tax reserves of $102  million ($66 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

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

On September 23, 2011, the court granted in part and denied in part the Company’s motion to dismiss the consolidated amended complaint. The court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing to sue, and as a result the case will proceed only on behalf of subscribers. In addition, the court dismissed all of the antitrust claims, the ERISA claims based on disclosure and the New Jersey state law claims. The court did not dismiss the ERISA claims for benefits and claims under the RICO statute.  Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011, which is fully briefed and pending.

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

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2012”).  Actual results may differ materially from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 83.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of September 30, 2012, compared with December 31, 2011, and its results of operations for the three months and  nine months ended September 30, 2012 compared with the same periods last year.  This discussion should be read in conjunction with the MD&A included in the Company’s 2011 Form 10-K filed on February 27, 2012 and as updated by Cigna’s Current Report on Form 8-K filed on August 8, 2012 (collectively, the “2011 Annual Report”), to which the reader is directed for additional information.

The Company is a global health services organization dedicated to helping its customers improve their health, well-being and sense of security.  Its insurance subsidiaries  are major providers of medical, dental, disability, life and accident insurance and related products and services,  the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and supplemental health, life and accident insurance coverage primarily to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with GAAP.  As discussed in Note 2 to the Consolidated Financial Statements, in 2012, the Company adopted, as required, amended accounting guidance for deferred acquisition costs by selecting retrospective adjustment of prior periods.  Summarized below are the impacts of the new guidance on previously reported amounts.   This adoption had no impact on the underlying economic value or cash flows of the Company’s businesses, nor did it impact the Company’s liquidity or  the statutory surplus of its insurance subsidiaries.

Consolidated Financial Summary

Three Months Ended September 30, 2011

		Effect of
	As	amended	As
	previously	accounting	retrospectively
(In millions)	reported	guidance	adjusted
Revenues, excluding other revenue	$5,426	$-	$5,426
Other revenues	187	(3)	184
Total revenues	5,613	(3)	5,610
Benefits and expenses	5,316	21	5,337
Income before taxes	297	(24)	273
Income taxes	97	(7)	90
Net income	200	(17)	183
Less: net income attributable to noncontrolling interest	-	-	-
Shareholders’ net income	200	(17)	183
Less: realized investment gains, net of taxes	9	-	9
Segment earnings	191	(17)	174
Less: adjustments to reconcile to adjusted income from operations
Results of GMIB business (after-tax)	(134)	-	(134)
Special item, after-tax
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	-	-	-
Adjusted income from operations	$325	$(17)	$308

International Financial Summary

Three Months Ended September 30, 2011

		Effect of
	As	amended	As
	previously	accounting	retrospectively
(In millions)	reported	guidance	adjusted
Revenues, excluding other revenue	$789	$-	$789
Other revenues	6	(3)	3
Total revenues	795	(3)	792
Benefits and expenses	685	21	706
Income before taxes	110	(24)	86
Income taxes	31	(7)	24
Income attributable to noncontrolling interest	-	-	-
Segment earnings	$79	$(17)	$62

Consolidated Financial Summary

Nine Months Ended September 30, 2011

		Effect of
	As	amended	As
	previously	accounting	retrospectively
(In millions)	reported	guidance	adjusted
Revenues, excluding other revenue	$16,239	$-	$16,239
Other revenues	296	(7)	289
Total revenues	16,535	(7)	16,528
Benefits and expenses	15,022	62	15,084
Income before taxes	1,513	(69)	1,444
Income taxes	475	(19)	456
Net income	1,038	(50)	988
Less: net income attributable to noncontrolling interest	1	-	1
Shareholders’ net income	1,037	(50)	987
Less: realized investment gains, net of taxes	37	-	37
Segment earnings	1,000	(50)	950
Less: adjustments to reconcile to adjusted income from operations
Results of GMIB business (after-tax)	(142)	-	(142)
Special item, after-tax
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	24	-	24
Adjusted income from operations	$1,118	$(50)	$1,068

International Financial Summary

Nine Months Ended September 30, 2011

		Effect of
	As	amended	As
	previously	accounting	retrospectively
(In millions)	reported	guidance	adjusted
Revenues, excluding other revenue	$2,271	$-	$2,271
Other revenues	19	(7)	12
Total revenues	2,290	(7)	2,283
Benefits and expenses	1,966	62	2,028
Income before taxes	324	(69)	255
Income taxes	93	(19)	74
Income attributable to noncontrolling interest	1	-	1
Segment earnings	$230	$(50)	$180

CONSOLIDATED RESULTS OF OPERATIONS

The Company measures the financial results of its segments using “segment earnings (loss)”, that is defined as shareholders’ net income (loss) before after-tax realized investment results.  Adjusted income (loss) from operations is defined as consolidated segment earnings (loss) excluding special items (described in the table below) and the results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure, which is shareholders’ net income.

The Company excludes special items because management does not believe they are representative of the Company’s underlying results of operations.  The Company also excludes the results of the GMIB business because the changes in the fair value of GMIB assets and liabilities are volatile and unpredictable.  See the Run-off Reinsurance section of the MD&A beginning on 68 for additional information on GMIB.   Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

Summarized in the following table is a reconciliation between shareholders’ net income and adjusted income from operations.

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Premiums and fees	$6,637	$4,748	$19,464	$14,267
Net investment income	283	297	854	860
Mail order pharmacy revenues	401	368	1,189	1,056
Other revenues	26	184	76	289
Total realized investment gains	11	13	20	56
Total revenues	7,358	5,610	21,603	16,528
Benefits and expenses	6,640	5,337	19,745	15,084
Income before taxes	718	273	1,858	1,444
Income taxes	252	90	641	456
Net income	466	183	1,217	988
Less: net income attributable to noncontrolling interest	-	-	-	1
Shareholders’ net income	466	183	1,217	987
Less: realized investment gains, net of taxes	7	9	16	37
Segment earnings	459	174	1,201	950
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	32	(134)	22	(142)
Special items (after-tax):
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(50)	-	(50)	-
Costs associated with HealthSpring acquisition (See Note 3 to the Consolidated Financial Statements)	(12)	-	(40)	-
Litigation matter (See Note 18 to the Consolidated Financial Statements)	-	-	(13)	-
Completion of IRS Examination (See Note 16 to the Consolidated Financial Statements)	-	-	-	24
Adjusted income from operations	$489	$308	$1,282	$1,068

Summarized below is adjusted income from operations by segment and other key consolidated financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Adjusted Income (Loss) From Operations
Health Care	$384	$248	$978	$774
International	79	62	224	180
Disability and Life	62	62	216	227
Run-off Reinsurance	(7)	(46)	(29)	(47)
Other Operations	22	25	63	64
Corporate	(51)	(43)	(170)	(130)
Total	$489	$308	$1,282	$1,068

Other Key Consolidated Financial Data
Medical customers (in thousands)(1)			13,971	12,667
Cash flows from operating activities	$(320)	$664	$1,557	$1,243
Shareholders’ equity			$9,530	$7,430

(1)  Includes medical customers of the Company’s Health Care segment as well as the International health care business, including global health benefits.

Results of Operations

•       Consolidated Revenues increased 31% for the three months and nine months ended September 30, 2012, primarily reflecting contributions from HealthSpring as well as higher revenues in each of the Company’s ongoing businesses reflecting continued growth in the Company’s targeted market segments.

•       Shareholders’ net income increased 155% for the three months and 23% for the nine months ended September 30, 2012, primarily resulting from substantially higher adjusted income from operations as discussed below and significantly improved GMIB results. These favorable effects were partially offset by special items reported in the third quarter and nine months ended September 30, 2012 as well as the absence of the special item reported in the first quarter 2011 related to the settlement of the 2007 and 2008 IRS audit.

•       Adjusted income from operations increased 59% for the three months ended September 30, 2012 and 20% for the nine months ended September 30, 2012, largely attributable to earnings contributions from HealthSpring, as well as growth from the other ongoing business segments and lower charges in the GMDB business.

•       Medical customers increased 10% primarily attributable to growth in strategically targeted domestic and international markets as well as the acquisition of HealthSpring.

Liquidity and Financial Condition

During the nine months ended September 30, 2012, the following items affected the Company’s liquidity and financial condition:

•                  Cash flows from operating activities.  For the third quarter of 2012, negative cash flows from operating activities were due to the timing of receipts for Medicare Advantage and Medicare Part D programs.  For the nine months ended September 30, 2012, cash flows from operating activities were higher primarily attributable to strong earnings and business growth in the Company’s ongoing business segments.

•                  Acquisitions. The Company acquired HealthSpring and Great American Supplemental Benefits for a combined purchase price of approximately $4.1 billion. See Note 3 to the Consolidated Financial Statement for additional information;

•                  Repayment of Debt. The Company repaid the acquired HealthSpring debt of $326 million. See Note 14 to the Consolidated Financial Statements for additional information;

•                  Pension Plan Contributions.  The Company contributed $226 million to the Company’s pension plans; See Note 13 to the Consolidated Financial Statements for additional information; and

•                  Share Repurchase. The Company repurchased 1.9 million shares of stock for $85 million.  See the Liquidity and Capital Resources section of this MD&A beginning on page 73 for additional information.

Cash at the parent company as of September 30, 2012 was approximately $435 million.  Shareholders’ equity increased substantially since the third quarter of 2011, reflecting strong earnings in the fourth quarter of 2011 and the first nine months of 2012 and net proceeds of $629 million from the fourth quarter 2011 equity offering of 15.2 million shares used to finance the HealthSpring acquisition.

Outlook for 2012

The Company expects full year 2012 consolidated adjusted income from operations to be higher than 2011, reflecting the strong results for the nine months ended September 30, 2012 and expected fourth quarter earnings contributions from HealthSpring and the other ongoing operating segments.  This outlook includes the impact of year-to-date results for GMDB (also known as “VADBe”), but does not include an estimate for future impacts.  Future potential impacts from GMDB are not known or reasonably estimable, including the impact of changes in capital markets or periodic updates to long term reserve assumptions.  See Note 7 to the Consolidated Financial Statements as well as the 2011 Annual Report under the Critical Accounting Estimates section of the MD&A for more information on the potential effects of capital market and other assumption changes on results for GMDB.

Information is not available for management to reasonably estimate the future results of the GMIB business or realized investment results due in part to interest rate and stock market volatility and other internal and external factors.  In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in the fourth quarter of 2012, however they may include potential adjustments associated with litigation.

The Company’s outlook for 2012 is subject to the factors cited above and in the Cautionary Statement beginning on page 83 of this Form 10-Q and the sensitivities discussed in the 2011 Annual Report under the Critical Accounting Estimates section of the MD&A. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments and the GMIB and GMDB businesses.  These losses could adversely impact the Company’s consolidated results of operations and financial condition by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 31% for the three months and nine months ended September 30, 2012, compared with the same periods in 2011, reflecting the following:

Premiums and Fees

Premiums and fees increased 40% for the three months and 36% for the nine months ended September 30, 2012, compared with the same periods in 2011, including contributions from the HealthSpring acquisition, customer growth in the other targeted market segments of the Health Care business and continued business growth in the International and Disability and Life segments.

Net Investment Income

Net investment income decreased 5% for the three months and 1% for the nine months ended September 30, 2012, compared with the same periods in 2011, primarily reflecting lower yields and a decline in mortgage prepayment fees, partially offset by higher average investment assets.

Mail Order Pharmacy Revenues

Mail order pharmacy revenue increased 9% for the three months and 13% for the nine months ended September 30, 2012 compared with the same periods of 2011, primarily reflecting higher prescription volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names.

Other Revenues

Other revenues included pre-tax losses of $42 million for the three months ended September 30, 2012, compared with pre-tax gains of $133 million for the three months ended September 30, 2011 and pre-tax losses of $106 million for the nine months ended September 30, 2012 compared with pre-tax gains of $96 million for the nine months ended September 30, 2011, related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations.  See the Run-off Reinsurance section of the MD&A beginning on page 68 for more information on this program.

Excluding the impact of these swaps and futures contracts, other revenues increased 33% for the three months ended September 30, 2012, compared with the same period in 2011 primarily reflecting contributions from HealthSpring. For the nine months ended September 30, 2012, other revenues, excluding the impact of the swaps and futures contracts, decreased 6% compared with the same period last year primarily resulting from the absence of revenue in 2012 from Cigna Government Services, which was sold in the second quarter of 2011, partially offset by contributions from HealthSpring.

Realized Investment Results

Realized investment results declined for the three months and nine months ended September 30, 2012, compared with the same periods last year, primarily due to the absence of gains on sales of real estate held in joint ventures reported in the third quarter of 2011 and lower prepayment fees received on fixed maturities, partially offset by lower impairment losses and higher valuations on hybrid securities.  See Note 9 to the Consolidated Financial Statements for additional information.

Business Strategy

For information on the Company’s business strategy, see the strategy section of the Company’s 2011 Form 10-K beginning on page 2. The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company’s ability to:

•        profitably underwrite and price products and services at competitive levels that manage risk and reflect emerging experience;

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

•        interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future; and

•        federal, state and international legislation and regulation.

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

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Health Care Reform”) were signed into law.  Certain of the law’s provisions are already effective while others will take effect from 2013 to 2018.  The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be adopted in the future. Management is currently unable to estimate the full impact of Health Care Reform on the Company’s future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions as well as the potential for the law to be repealed or amended.  It is possible, however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Certain fees, including the annual health insurer fee, become effective in 2013 and 2014 for Cigna and others to help fund the additional insurance benefits and coverages provided by this legislation. Payment of these fees will result in charges to the Company’s financial results in future periods.  In addition, because these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods. The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders’ net income and the effective tax rate because guidance for these calculations has not been finalized.

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

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of most parts of Health Care Reform, including the obligation to purchase health care coverage (the “individual mandate”).  Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers on the conversion of legislation to regulation. In addition, management is implementing the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform. These opportunities include the continued evolution and innovation of our broad health and wellness portfolio to improve the health and productivity of our clients and customers as well as the expansion of our physician partnership capabilities to improve the quality of care and service experience for our customers while lowering costs and improving overall value.

Realignment and Efficiency Plan

During the third quarter of 2012, the Company, in connection with the execution of its strategy, committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency. As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012, consisting primarily of severance costs.  The Health Care segment reported $60 million pre-tax ($39 million after-tax) of the charge. The remainder was reported as follows: $14 million pre-tax ($9 million after- tax) in International and $3 million pre-tax ($2 million after-tax) in Disability and Life.  The severance costs are expected to be substantially paid in 2013. The Company expects to realize annualized after- tax savings of approximately $60 million, the majority of which is expected to be reinvested in the business in order to enhance the Company’s ability to provide superior service and affordable products to our customers.

Acquisitions

In line with its growth strategy, the Company has strengthened its market position through various acquisition transactions.  See Note 3 to the Consolidated Financial Statements for additional information.

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

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2011 Annual Report:

•        future policy benefits – guaranteed minimum death benefits;

•        Health Care medical claims payable;

•        accounts payable, accrued expenses and other liabilities, and other assets – guaranteed minimum income benefits;

•        accounts payable, accrued expenses and other liabilities – pension liabilities; and

•        valuation of fixed maturity investments.

The Company regularly evaluates items which may impact critical accounting estimates.  As of September 30, 2012, there are no significant changes to the critical accounting estimates from what was reported in the 2011 Annual Report.

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

SEGMENT REPORTING

Operating segments generally reflect groups of related products, but the International segment is generally based on geography.   Beginning with the acquisition of HealthSpring in January 2012, the financial results of the former Health Care operating segment and newly acquired Medicare operating segment have been aggregated into the Health Care reportable segment, reflecting their similar economic characteristics, products and services, customers, distribution methods, operational processes and regulatory environment. Results of the recently acquired Great American Supplemental Benefits business are reported in the supplemental health, life and accident business included in the International segment. Other operating segments that do not require separate disclosure have been combined into Other Operations.

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

•        operating expenses per customer;

•        operating expense as a percentage of segment revenues (operating expense ratio); and

•        medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results for the Health Care segment include HealthSpring from the date of acquisition, January 31, 2012.

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Premiums and fees	$4,922	$3,255	$14,431	$9,861
Net investment income	66	74	197	208
Mail order pharmacy revenues	401	368	1,189	1,056
Other revenues	62	48	168	184
Segment revenues	5,451	3,745	15,985	11,309
Mail order pharmacy cost of goods sold	324	309	975	874
Benefits and other expenses	4,589	3,052	13,566	9,229
Benefits and expenses	4,913	3,361	14,541	10,103
Income before taxes	538	384	1,444	1,206
Income taxes	193	136	525	431
Segment earnings	345	248	919	775
Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(39)	-	(39)	-
Costs associated with the HealthSpring acquisition	-	-	(7)	-
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	-	-	-	1
Charge related to litigation matters (See Note 18 to the Consolidated Financial Statements)	-	-	(13)	-
Adjusted income from operations	$384	$248	$978	$774
Realized investment gains, net of taxes	$3	$10	$10	$25

Segment earnings increased 39% for the three months and 19% for the nine months ended September 30, 2012 compared with the same periods in 2011, due to higher adjusted income from operations, partially offset by the special item related to the realignment and efficiency plan charge in the third quarter.  In addition, segment earnings for the nine months ended September 30, 2012 were also impacted by special items related to costs associated with the acquisition of HealthSpring and a litigation matter.

The Health Care segment’s adjusted income from operations increased 55% for the three months and 26% for the nine months ended September 30, 2012, compared with the same periods in 2011 primarily reflecting:

•        strong earnings contributions from the acquired HealthSpring business, due to effective medical cost and pharmacy management programs;

•        revenue growth primarily due to a higher ASO customer base driven by strong retention and sales in targeted market segments, including additional sales in stop loss and specialty products to these customers; and

•        increased specialty margins including behavioral and pharmacy products.

These impacts were partially offset by:

•        higher operating expenses primarily attributable to investments in technology and initiatives to expand business capabilities, as well as to support business growth; and

•        modestly higher medical care ratios in our commercial risk businesses due to slightly higher utilization.

Revenues

The table below shows premiums and fees for the Health Care segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Medical:
Guaranteed cost (1), (2)	$1,075	$1,040	$3,160	$3,147
Experience-rated (2), (3)	480	469	1,510	1,429
Stop loss	422	368	1,242	1,073
Dental	251	225	744	664
Medicare	1,342	124	3,653	370
Medicaid	60	-	135	-
Medicare Part D	322	139	1,105	525
Other (4)	168	149	501	441
Total medical	4,120	2,514	12,050	7,649
Life and other non-medical	17	21	55	57
Total premiums	4,137	2,535	12,105	7,706
Fees (2), (5)	785	720	2,326	2,155
Total premiums and fees	$4,922	$3,255	$14,431	$9,861

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

(5)             Fees related to Medicare Part D of $17 million for the three months ended and $43 million for the nine months ended September 30, 2011 have been reclassified to premiums to conform to the current presentation.

Premiums and fees increased 51% for the three months and 46% for the nine months ended September 30, 2012 compared with the same periods of 2011, primarily reflecting the acquisition of HealthSpring, as well as rate increases, organic ASO customer growth and related Stop Loss and specialty product penetration.  These increases reflect the Company’s success in delivering differentiated value to our customers with a focus on providing products and services that expand access and provide superior clinical outcomes.

Net investment income decreased 11% for the three months and 5% for the nine months ended September 30, 2012 compared with the same periods of 2011, reflecting lower yields, partially offset by the impact of the HealthSpring acquisition.

Mail order pharmacy revenue increased 9% for the three months and 13% for the nine months ended September 30, 2012 compared with the same periods of 2011 primarily reflecting higher prescription volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names.

Other revenues for the Health Care segment consist of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans.  The increase in other revenues of 29% for the three months ended September 30, 2012, compared with the same period last year, primarily reflects revenue contributions from HealthSpring. For the nine months ended September 30, 2012, the decrease in Other revenues is primarily driven by the divestiture of Cigna Government Services in the second quarter of 2011, partially offset by revenue contributions from HealthSpring.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Medical claims expense	$3,269	$2,014	$9,711	$6,125
Other benefit expenses	15	18	51	63
Mail order pharmacy cost of goods sold	324	309	975	874
Operating expenses (excluding special items)	1,245	1,020	3,713	3,041
Special item(s)	60	-	91	-
Total benefits and expenses	$4,913	$3,361	$14,541	$10,103

Medical claims expense increased by 62% for the three months and 59% for the nine months ended September 30, 2012 compared with the same periods in 2011, primarily reflecting the acquisition of HealthSpring, as well as medical cost inflation, partially offset by a decline in commercial risk customers.

Operating expenses (including special items) increased by 28% for the three months and 25% for the nine months ended September 30, 2012 compared with 2011. Excluding special items, operating expenses increased by 22% for the three months and the nine months ended September 30, 2012 compared with the same periods last year, primarily due to the acquisition of HealthSpring, investments in technology, business initiatives, and customer-driven volume growth, with the nine months ended partially offset by the divestiture of Cigna Government Services in the second quarter of 2011.

One measure of the segment’s overall operating efficiency is the operating expense ratio calculated as total operating expenses divided by segment revenues.   The table below shows operating expense ratios for the Health Care segment.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating expense ratio (including special items)	23.9%	27.2%	23.8%	26.9%
Operating expense ratio (excluding special items)	22.8%	27.2%	23.2%	26.9%

The operating expense ratios improved for the three months and the nine months ended September 30, 2012 compared to the same periods in 2011, primarily driven by the acquisition of HealthSpring, as well as operating expense efficiencies achieved due to organic revenue growth, partially offset by higher investments in technology and business initiatives.  The HealthSpring acquired business largely reflects fully insured, premium-based products with substantially lower operating expense ratios than the Company’s existing businesses.  The Company’s existing businesses are heavily weighted to ASO fee-based products that have relatively higher operating expense ratios.

Other Items Affecting Health Care Results

Health Care Medical Claims Payable

Medical claims payable is higher for the nine months ended September 30, 2012 reflecting the acquisition of HealthSpring.  (See Note 5 to the Consolidated Financial Statements for additional information).

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

•        has medical claims that are administered by the Company; or

•        is covered under an insurance policy that is (i) marketed by the Company, and (ii) for which the Company assumes reinsurance of at least 50%.

As of September 30, estimated total medical customers were as follows:

(In thousands)	2012	2011
Guaranteed cost (1)	1,119	1,128
Experience-rated (2)	762	785
Total commercial risk	1,881	1,913
Medicare	420	44
Medicaid	21	-
Total risk	2,322	1,957
Service	10,409	9,514
Total medical customers	12,731	11,471

(1)             Includes customers primarily associated with open access, commercial HMO and voluntary/limited benefits as well as other risk-related products.

(2)             Includes minimum premium customers, who have a risk profile similar to experience-rated customers.  Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical customer base as of September 30, 2012 increased 11% when compared with September 30, 2011, primarily reflecting ASO customer growth, as well as the impact of the acquisition of HealthSpring, partially offset by a decline in commercial risk customers.

International Segment

Segment Description

The International segment includes supplemental health, life and accident insurance products and international health care products and services, including those offered to expatriate employees of multinational corporations and other organizations.  Effective with the acquisition of Great American Supplemental Benefits on August 31, 2012, the results of that business are included in the International Segment.

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

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Premiums and fees	$930	$765	$2,694	$2,200
Net investment income	25	24	75	71
Other revenues	8	3	23	12
Segment revenues	963	792	2,792	2,283
Benefits and expenses	863	706	2,492	2,028
Income before taxes	100	86	300	255
Income taxes	30	24	85	74
Income attributable to noncontrolling interest	-	-	-	1
Segment earnings	70	62	215	180
Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(9)	-	(9)	-
Adjusted income from operations	$79	$62	$224	$180
Impact of foreign currency movements on current period segment earnings	$(3)		$(7)
Realized investment gains, net of taxes	$1	$1	$4	$1

International segment earnings increased 13% for the three months and 19% for the nine months ended September 30, 2012 compared to the same periods last year.  Segment earnings for the three and nine months ended September 30, 2012 include an after-tax charge of $9 million (presented in the table above) associated with the realignment and efficiency plan. For the nine months ended September 30, 2012, results also include an $8 million favorable adjustment related to the first quarter 2012 expansion of a capital management strategy to permanently invest the earnings of its China and Indonesia operations overseas (see further discussion in the Liquidity and Capital Resources section of the MD&A beginning on page 73).  Excluding these adjustments and the unfavorable impact of foreign currency movements (presented in the table above) adjusted income from operations increased 32% for the three months and 24% for the nine months ended September 30, 2012 compared with the same periods last year.  These increases were primarily driven by significantly higher earnings in the supplemental health, life and accident business (primarily South Korea) reflecting higher margins and revenue growth.  The margin improvement was largely attributable to disciplined management of solicitation spending.  Excluding the first quarter 2012 implementation effect of the capital management strategy, the International segment’s effective tax rate for the nine months ended September 30, 2012 was 30.9%, compared with 29.0% for the same period last year.

Throughout this discussion, the impact of foreign currency movements was calculated by comparing the reported results to what the results would have been had the exchange rates remained constant with the prior year’s comparable period exchange rates.

Revenues

Premiums and fees.  Excluding the effect of foreign currency movements, premiums and fees increased by 26% for the three months and nine months ended September 30, 2012, compared with the same periods last year.  These increases are primarily attributable to the higher revenue associated with the conversion of the Vanbreda business from service to insurance contracts in the global health benefits business as well as the acquisitions of FirstAssist and Great American Supplemental Benefits (the acquisitions), strong persistency, and new sales growth in the supplemental health, life and accident business, particularly in South Korea.

Net investment income increased by 4% for the three months ended and 6% for the nine months ended September 30, 2012 compared with the same periods last year.  These increases were primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses increased by 27% for the three months and nine months ended September 30, 2012, compared with the same periods last year. These increases were primarily due to the acquisitions, the conversion of the Vanbreda business from service to insurance contracts and business growth.

Loss ratios increased for the three months and nine months ended September 30, 2012 in the global health benefits business compared to the same periods last year reflecting the conversion of the Vanbreda business from service to insurance contracts.

Policy acquisition expenses increased for the three months and nine months ended September 30, 2012, reflecting the acquisitions, and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets.

Expense ratios decreased for the three months and  nine months ended  September 30, 2012 compared to the same periods last year.  These decreases reflect the favorable effect of the conversion of the Vanbreda business from service to insurance contracts partially offset by the impact of the higher expense ratios associated with FirstAssist in the supplemental health, life and accident business.

Other Items Affecting International Results

For the Company’s International segment, South Korea is the single largest geographic market. South Korea generated 30% of the segment’s revenues and 55% of the segment’s earnings for the three months ended September 30, 2012. South Korea generated 29% of the segment’s revenues and 49% of the segment’s earnings for the nine months ended September 30, 2012.  Due to the concentration of business in South Korea, the International segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, which could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Disability and Life Segment

Segment Description

The Disability and Life segment includes group disability, life, accident and specialty insurance.

Key factors for this segment are:

•             premium and fee growth, including new business and customer retention;

•             net investment income;

•             benefits expense as a percentage of earned premium (loss ratio); and

•             other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY (In millions)	September 30,		September 30,
	2012	2011	2012	2011
Premiums and fees	$758	$698	$2,250	$2,103
Net investment income	69	67	207	199
Segment revenues	827	765	2,457	2,302
Benefits and expenses	742	676	2,154	1,983
Income before taxes	85	89	303	319
Income taxes	25	27	89	87
Segment earnings	60	62	214	232
Less special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(2)	-	(2)	-
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	-	-	-	5
Adjusted income from operations	$62	$62	$216	$227
Realized investment gains, net of taxes	$1	$(5)	$3	$4

Segment earnings and adjusted income from operations for the three months ended September 30, 2012 were flat compared with the same period in 2011, primarily reflecting a lower life loss ratio offset by a higher disability loss ratio (see Benefits and Expenses below).  Earnings in the three months ended September 30, 2012 include the $5 million after-tax favorable impact of life and specialty reserve studies.  Earnings for the same period in 2011 included the $4 million after-tax favorable impact of accident and specialty reserve studies.

Segment earnings for the nine months ended September 30, 2012 decreased 8% compared with the same period in 2011 reflecting lower adjusted income from operations, a special item for a realignment and efficiency plan charge in 2012 as well as the absence of the 2011 special item related to the completion of the 2007 and 2008 IRS examination.  Segment adjusted income from operations decreased 5%, primarily attributable to higher disability and accident loss ratios and a higher operating expense ratio offset by a lower life loss ratio (see Benefits and Expenses below). Results in 2012 include the $43 million after-tax favorable impact of reserve studies. Results in 2011 include the $39 million after-tax favorable impact of reserve studies offset by a $7 million after-tax litigation accrual.

Revenues

Premiums and fees increased 9% for the three months and 7% for the nine months ended September 30, 2012 compared with the same periods of 2011 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income increased 3% for the three months and 4% for the nine months ended September 30, 2012 compared with the same periods of 2011 due to higher invested assets and partnership income offset by lower yields.

Benefits and Expenses

Benefits and expenses increased 10% for the three months ended September 30, 2012 compared with the same period in 2011 as a result of premium growth in the disability and life business, a higher loss ratio in the disability business and the realignment and efficiency plan charge, partially offset by a lower loss ratio in the life business.  The disability loss ratio primarily reflects unfavorable claims experience.  The lower life loss ratio primarily reflects lower new claims.  Benefits and expenses include the favorable impact of reserve studies of $7 million for the three months ended September 30, 2012, compared with $6 million for the three months ended September 30, 2011.

Benefits and expenses increased 9% for the nine months ended September 30, 2012 compared with the same period in 2011 as a result of premium growth in the disability and life business, higher loss ratios in the disability and accident businesses and a higher operating expense ratio, partially offset by a lower loss ratio in the life business.  The disability and accident loss ratios primarily reflect higher new claims.  The higher operating expense ratio is driven by higher commissions and strategic information technology and claim office investments.  The lower life loss ratio primarily reflects lower new claims.  Benefits and expenses include the favorable impact of reserve studies of $60 million in 2012 as compared with the $58 million favorable impact of reserve studies offset by a $10 million litigation accrual in 2011.

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

The determination of liabilities for GMDB and GMIB requires the Company to make assumptions and critical accounting estimates. The Company describes the assumptions used to develop the reserves for GMDB in Note 7 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 8 to the Consolidated Financial Statements.  The Company also provides the effects of hypothetical changes in assumptions in the Critical Accounting Estimates section of the MD&A of the Company’s 2011 Annual Report.

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions.  The resulting changes in fair value, which are reported in shareholders’ net income, are volatile and unpredictable.

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY (In millions)	September 30,		September 30,
	2012	2011	2012	2011
Premiums and fees	$5	$5	$16	$18
Net investment income	25	28	77	77
Other revenues	(42)	133	(106)	96
Segment revenues	(12)	166	(13)	191
Benefits and expenses	(50)	441	(2)	481
Income (loss) before income taxes	38	(275)	(11)	(290)
Income tax expense (benefit)	13	(95)	(4)	(101)
Segment income (loss)	25	(180)	(7)	(189)
Less: results of GMIB business	32	(134)	22	(142)
Adjusted loss from operations	$(7)	$(46)	$(29)	$(47)
Realized investment gains net of taxes	$1	$1	$-	$1

Segment results for the three months and nine months ended September 30, 2012, compared to the same periods last year, reflect significantly improved results for the GMIB business (presented in the table above) and lower reserve strengthening for GMDB.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB businesses.

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs. See Note 10 to the Consolidated Financial Statements for additional information.  The components were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
GMDB - Equity Hedge Program	$(36)	$100	$(100)	$51
GMDB - Growth Interest Rate Hedge Program	1	20	6	30
GMIB - Equity Hedge Program	(8)	9	(14)	9
GMIB - Growth Interest Rate Hedge Program	1	4	2	6
Total Other Revenues	$(42)	$133	$(106)	$96

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

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
GMIB fair value (gain) loss	$(53)	$224	$(33)	$245
Other benefits and expenses	3	217	31	236
Benefits and expenses	$(50)	$441	$(2)	$481

GMIB fair value (gain)/loss.  Under GAAP guidance for fair value measurements, the Company’s results of operations are expected to be volatile in future periods because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market-observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market-implied volatilities.  See Note 8 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB and Note 10 for additional information regarding the program to hedge a portion of equity and interest rate risks in GMIB contracts.

During the three months ended September 30, 2012, the Company conducted reviews of annuitization and lapse experience, as well as a review of actual claim amounts compared to projected values in the fair value model.  The fair value gain of $53 million for the three months and $33 million for the nine months ended September 30, 2012 was primarily due to updates in the claim exposure calculation, a reduction in annuitization rates, and the effect of increases in underlying account values, partially offset by a reduction in lapse rates and general declines in interest rates.

GMIB fair value losses of $224 million for the three months ended September 30, 2011 and $245 million for the nine months ended September 30, 2011 were primarily due to declining interest rates and to a lesser extent decreases in underlying account values, driven by unfavorable equity market returns.

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

Other Benefits and Expenses.  Other benefits and expenses are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2012	2011	2012	2011
Results of GMDB equity and interest rate hedging programs	$(35)	$120	$(94)	$81
Reserve strengthening	10	70	43	70
Other GMDB, primarily accretion of discount	21	20	60	62
GMDB benefit expense	(4)	210	9	213
Other, including operating expenses	7	7	22	23
Other benefits and expenses	$3	$217	$31	$236

Capital market movements.  Benefits expense related to capital market movements as represented by the results of the hedging programs for the three months and nine months ended September 30, 2012 reflects favorable equity market performance.  For the three months and nine months ended September 30, 2011, the increase in benefits expense reflects unfavorable equity market performance.  As explained in Other revenues above, these changes do not affect shareholders’ net income because they are offset by gains or losses on futures contracts used to hedge equity market and interest rate performance.

Reserve strengthening.  The Company recorded additional other benefits and expenses of $10 million ($6 million after-tax) for the three months and $43 million ($27 million after-tax) for the nine months ended September 30, 2012 to strengthen GMDB reserves. The reserve strengthening in the third quarter primarily reflected an update to management’s consideration of the anticipated impact of continued low short-term interest rates.  This impact was partially offset by favorable equity market conditions.  For the nine months ended September 30, 2012, reserve strengthening also included reductions to the lapse rate assumptions and, to a lesser extent, an increase to the volatility and correlation assumptions.

During the third quarter of 2011, the Company recorded additional other benefits and expenses of $70 million ($45 million after-tax) to strengthen GMDB reserves.  The reserve strengthening was driven primarily by volatility-related impacts due to the turbulent equity market conditions, an update to management’s consideration of the anticipated impact of the continued low level of short-term interest rates, and the adverse impacts of overall market declines, including an increase in the provision for future partial surrenders and declines in the value of contract holders’ non-equity investments such as bond funds, neither of which are included in the hedge program.

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

The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from retrocessionaires, are considered appropriate as of September 30, 2012, based on current information.  However, it is possible that future developments, which could include but are not limited to worse than expected claim experience and higher than expected volatility, could have a material adverse effect on the Company’s consolidated results of operations and financial condition.  The Company bears the risk of loss if its payment obligations to cedents increase or if its retrocessionaires are unable to meet, or successfully challenge, their reinsurance obligations to the Company.

Other Operations Segment

Segment Description

Other Operations consist of:

•                  corporate–owned life insurance (“COLI”);

•                deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•                  run-off settlement annuity business.

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY (In millions)	September 30,		September 30,
	2012	2011	2012	2011
Premiums and fees	$22	$25	$73	$85
Net investment income	96	102	293	301
Other revenues	14	15	41	41
Segment revenues	132	142	407	427
Benefits and expenses	99	106	312	340
Income before taxes	33	36	95	87
Income taxes	11	11	32	19
Segment earnings	22	25	63	68
Less: special item (after-tax) included in segment earnings:
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	-	-	-	4
Adjusted income from operations	$22	$25	$63	$64
Realized investment gains (losses), net of taxes	$1	$2	$(1)	$6

Segment earnings and adjusted income from operations decreased 12% for the three months ended September 30, 2012 compared with the same period in 2011, primarily reflecting lower COLI interest margins and mortality gains.

Segment earnings decreased 7% for the nine months ended September 30, 2012 compared with the same period in 2011, primarily reflecting the absence of a $4 million special item in the first half of 2011 related to completing the Company’s 2007 and 2008 IRS examination and lower earnings from the continued decline in deferred gain amortization associated with the sold businesses.

Adjusted income from operations decreased 2% for the nine months ended September 30, 2012 compared with the same period in 2011, primarily reflecting lower earnings from the continued decline in deferred gain amortization associated with the sold businesses.

Premiums and fees.  Premiums and fees decreased 12% for the three months and 14% for the nine months ended September 30, 2012, compared with the same periods in 2011 due to lower policyholder death benefit coverage.

Net investment income.  Net investment income decreased 6% for the three months and 3% for the nine months ended September 30, 2012, compared with the same periods in 2011, primarily reflecting lower average yields.

Other revenues.  Other revenues decreased 7% for the three months and were flat for the nine months ended September 30, 2012, compared with the same periods in 2011 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.  Nine month results were offset by higher investment management fees.

For more information regarding the sale of these businesses, see Note 12 to the Consolidated Financial Statements.

Benefits and expenses.  Benefits and expenses decreased 7% for the three months and 8% for the nine months ended September 30, 2012, compared with the same periods in 2011, primarily due to favorable COLI claims experience and lower policyholder death benefit coverage.  The nine months results also reflect a charge recorded in the first quarter of 2011 to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement.

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

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY (In millions)	September 30,		September 30,
	2012	2011	2012	2011
Segment loss	$(63)	$(43)	$(203)	$(116)
Less: special items (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition	(12)	-	(33)	-
Completion of IRS examination (See Note 16 to the Consolidated Financial Statements)	-	-	-	14
Adjusted loss from operations	$(51)	$(43)	$(170)	$(130)

Corporate’s segment loss was higher for the three months ended September 30, 2012 compared with the same period in 2011 primarily reflecting higher interest expense resulting from the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition and the effect of a special item related to the HealthSpring acquisition.

For the nine months ended September 30, 2012, segment loss for Corporate was significantly higher than the same period in 2011, primarily reflecting:

•           the effect of the special items related to the HealthSpring acquisition costs in 2012;

•           the absence of a tax benefit recorded in the first quarter of 2011 resulting from the completion of the IRS examination;

•    higher interest expense resulting from the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition; and

•           estimated penalties associated with management’s notice to terminate a service contract.

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

•           using proceeds from issuance of debt and equity securities; and

•           borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2012	2011
Operating activities	$1,557	$1,243
Investing activities	$(3,864)	$(1,226)
Financing activities	$(150)	$277

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

2012:

Operating activities

For the nine months ended September 30, 2012, cash flows from operating activities were greater than net income by $340 million.  A portion of the difference between net income and cash flows from operating activities is due to the following pre-tax income and expense items which neither provide nor use operating cash flow:

•           GMIB fair value gain of $33 million did not provide operating cash flow;

•           depreciation and amortization charges of $406 million did not use operating cash flow; and

•           realized investment gains of $20 million did not provide operating cash flow.

The total of the items listed above is a net non-cash charge of $353 million. The remaining $13 million is primarily attributable to cash outflows associated with the GMDB equity hedge program and pension contributions, partially offset by reserve increases driven by business growth and tax payments being significantly lower than tax expense.

Cash flows from operating activities increased by $314 million for the nine months ended September 30, 2012 compared with the same period last year, primarily the result of strong earnings growth in the ongoing business segments in 2012.  In addition, 2011 operating cash flows were adversely affected by significant claim run-out from the Medicare IPFFS business, that the Company exited in 2011.  These favorable effects were partially offset by higher cash outflows of $151 million associated with the GMDB equity hedge program.

Investing activities

Cash used in investing activities was $3,864 million for the nine months ended September 30, 2012.  This use of cash consisted primarily of the acquisition of HealthSpring of $3.2 billion (net of cash acquired), the acquisition of Great American Supplemental Benefits of $271 million (net of cash acquired), net purchases of investments of $67 million and net purchases of property and equipment (primarily internal-use software) of $329 million.

Financing activities

Cash used in financing activities for the nine months ended September 30, 2012 primarily reflects the repayment of debt assumed in the HealthSpring acquisition of $326 million and the repurchase of 1.9 million shares of stock for $85 million.  These effects were partially offset by the change in short-term debt of $123 million primarily from the issuance of commercial paper, proceeds from the issuance of common stock from employee benefit plans of $58 million and net deposits to contractholder deposit funds of $72 million.

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

The Company repurchased 4.4 million shares for approximately $207 million through October 31, 2012.  The total remaining share repurchase authorization as of October 31, 2012 was $315 million.  Through October 28, 2011, the Company repurchased 5.3 million shares for approximately $225 million.

2011:

Operating activities

For the nine months ended September 30, 2011, cash flows from operating activities were higher than net income by $255 million.  A portion of the difference between net income and cash flows from operating activities is due to the following pre-tax income and expense items which neither provide nor use operating cash flow:

•           GMIB fair value loss of $245 million did not use operating cash flow;

•           net pre-tax charges related to special items of $9 million did not use operating cash flow;

•           tax benefits related to the resolution of federal tax matters of $33 million did not provide operating cash flow;

•           depreciation and amortization charges of $252 million did not use operating cash flow; and

•           realized investment gains of $56 million did not provide operating cash flow.

Excluding the $417 million of net non-cash charges noted above cash flows from operating activities were lower than net income by $162 million.  Excluding cash inflows of $51 million associated with the GMDB equity hedge program (which did not affect shareholders’ net income), cash flows from operating activities were lower than net income by $213 million.  This result primarily reflects pension contributions of $231 million.

Investing activities

Cash used in investing activities was $1,226 million for the nine months ended September 30, 2011. This use of cash primarily consisted of net purchases of investments of $936 million and net purchases of property and equipment of $291 million.

Financing activities

Cash provided from financing activities for the nine months ended September 30, 2011 consisted primarily of net proceeds from the issuance of long-term debt of $587 million, proceeds from issuances of common stock from employee benefit plans of $100 million and net deposits to contractholder deposit funds of $107 million.  These inflows were partially offset by the repayment of debt of $224 million, cash used for common stock repurchase of $225 million and changes in the cash overdraft position of $57 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In millions)	2012	2011	2012	2011

Interest expense	$68	$49	$201	$141

The increase in interest expense for the nine months ended September 30, 2012 was primarily due to the issuance of $2.1 billion of long-term debt in the fourth quarter of 2011 to fund the acquisition of HealthSpring, partially offset by a lower weighted average interest rate reflecting the more favorable rates of this debt issued.

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

Liquidity and Capital Resources Outlook

At September 30, 2012, there was approximately $435 million in cash and short-term investments available at the parent company level.  For the remainder of 2012, the parent company’s cash requirements include scheduled interest payments of approximately $60 million on long-term debt of $5.0 billion outstanding at September 30, 2012.  In addition, $225 million of commercial paper will mature over the next three months.  The Company expects to make additional contributions to the pension plan of approximately $24 million for the remainder of the year.  The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing the maturing commercial paper borrowings with new commercial paper.

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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $600 million from Connecticut General Life Insurance Company (“CGLIC”) without prior state approval.  As of September 30, 2012, the parent company had no outstanding borrowings from CGLIC.

In addition, the Company may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of September 30, 2012, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $66 million of letters of credit issued out of the credit facility.  Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $4.9 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

During the first quarter of 2012, the Company’s International segment expanded its capital management strategy to permanently invest the earnings of its China and Indonesia operations overseas.  The implementation effect was an increase to segment earnings of $8 million. The Company has implemented a similar strategy for certain of its operations in prior years.  Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations.  This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States.  As of September 30, 2012 the Company’s cash and cash equivalents in its foreign operations were $647 million, and permanently reinvested earnings were approximately $435 million.  Repatriation of foreign cash via a dividend of the previously-designated permanently reinvested earnings would result in a charge representing the U.S. taxes due on the repatriation.

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

Contractual obligations.  The Company has updated its contractual obligations previously provided in the Company’s 2011 Annual Report for operating lease information as a result of the acquisition of HealthSpring.  The Company has not updated its contractual obligations for the acquired Great American Supplemental Benefits business as a significant portion of the insurance liabilities were reinsured by the seller as part of the transaction and the associated net cash flows are not expected to impact the Company.  The remaining net cash flows were not considered material.

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Off-Balance Sheet:
Operating leases	$639	$123	$206	$139	$171

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 8, 9, 10, 11 and 15 to the Consolidated Financial Statements.  More detailed information about the fixed maturities portfolios by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 9 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2011 Annual Report.

As of September 30, 2012, the Company’s mix of investments and their primary characteristics had not materially changed since December 31, 2011.  The Company’s fixed maturity portfolio is diversified by issuer and industry type, with the largest single industry constituting approximately 10% of total invested assets as of September 30, 2012.  The Company’s commercial mortgage loan portfolio is diversified by property type, geographic location and borrower.

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

The prices the Company used to value investment assets are representative of prices that would be received to sell the assets at the measurement date (exit prices) and are classified appropriately in the fair value hierarchy as defined in Note 8 to the Consolidated Financial Statements.  The Company performs ongoing analyses of prices used to value invested assets to determine that they represent appropriate estimates of fair value.  This process involves quantitative and qualitative analyses that are overseen by the Company’s investment professionals, including reviews of pricing methodologies, judgments of valuation inputs, and assessments of the significance of any unobservable inputs, pricing statistics and trends.  These reviews are also designed to ensure prices do not become stale, have reasonable explanations as to why they have changed from prior valuations, or require additional review for other anomalies.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  Exceptions identified during these processes indicate that adjustments to prices are infrequent and result in immaterial adjustments to the valuations.

The net appreciation of the Company’s fixed maturity portfolio increased approximately $330 million in the nine months ended September 30, 2012 driven by a decrease in market yields.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $33 million as of September 30, 2012.  See Note 9 to the Consolidated Financial Statements for further information.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million.  The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees.  As of September 30, 2012, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.  As of September 30, 2012, approximately 63% or $1,567 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support.  The quality ratings of these investments with and without this guaranteed support as of September 30, 2012 were as follows:

		As of September 30, 2012

		Fair Value

(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$129	$128

	Aa1-Aa3	1,138	1,072

	A1-A3	260	325

	Baa1-Baa3	40	20

	Ba1-Ba3	-	22
Total state and local governments		$1,567	$1,567

The Company also invests in high quality foreign government obligations, with an average quality rating of AA as of September 30, 2012.  These investments are primarily concentrated in Asia consistent with the geographic distribution of the Company’s international business operations; including government obligations of South Korea, Indonesia, Taiwan and Hong Kong.  Foreign government obligations also include $167 million of investments in European sovereign debt, including $10 million in countries with the most significant political or economic concerns.

As of September 30, 2012, the Company’s investments in other asset and mortgage-backed securities totaling $1,135 million included $497 million of private placement securities with an average quality rating of BAA- that are guaranteed by monoline bond insurers.  Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of September 30, 2012, the Company had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of September 30, 2012 were:

(In millions) Guarantor	As of September 30, 2012

Indirect Exposure

National Public Finance Guarantee (formerly MBIA, Inc.)	$1,250
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	590
AMBAC	186
Financial Guaranty Insurance Co.	38
Total	$2,064

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

The Company completed its annual in depth review of its commercial mortgage loan portfolio during the second quarter of 2012. This review included an analysis of each property’s year-end 2011 financial statements, rent rolls, operating plans and budgets for 2012, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent portfolio activity, the overall health of the portfolio improved from the 2011 review, consistent with recovery in many commercial real estate markets.  The portfolio’s average loan-to-value ratio improved to 65% at September 30, 2012, decreasing from 70% as of December 31, 2011, due primarily to increased valuations for the majority of the underlying properties.  Valuation changes varied by property type as office properties and apartments demonstrated the strongest recovery, hotels and retail properties showed modest improvement while industrial properties exhibited a decline, indicative of a slower recovery for rental rates and demand.  The portfolio’s average debt service coverage ratio was estimated to be 1.57 at September 30, 2012, substantially higher than 1.40 as of December 31, 2011, including improvement across all property types.

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

The following table reflects the commercial mortgage loan portfolio as of September 30, 2012 summarized by loan-to-value ratio based on the annual loan review completed during the second quarter of 2012.

Loan-to-Value Distribution

Loan-to-Value Ratios (In millions)	Amortized Cost

	Senior	Subordinated	Total	% of Mortgage Loans

Below 50%	$274	$62	$336	11%
50% to 59%	853	32	885	30%
60% to 69%	642	29	671	23%
70% to 79%	531	13	544	19%
80% to 89%	249	27	276	9%
90% to 99%	102	-	102	3%
100% or above	132	-	132	5%
Totals	$2,783	$163	$2,946	100%

As summarized above, $163 million or 6% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors.  This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are three loans in the “100% or above” category with an aggregate carrying value of $66 million that exceed the value of their underlying properties by $6 million.  All of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment.

The commercial mortgage portfolio contains approximately 155 loans.  Four impaired loans with a carrying value totaling $126 million are classified as problem or potential problem loans, including two loans totaling $60 million that are current based on restructured terms and two loans totaling $66 million, net of reserves, that are current but full collection of principal is not expected.  All of the remaining loans continue to perform under their contractual terms.  The Company has $402 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

The Company’s other long-term investments include $1,103 million in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 75 separate partnerships, and approximately 50 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of September 30, 2012, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $39 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 6 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2012 or 2011.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2012			December 31, 2011
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$35	$(13)	$22	$40	$(13)	$27
Problem commercial mortgage loans (1)	104	(16)	88	224	(19)	205
Foreclosed real estate	30	-	30	34	-	34
Total problem investments	$169	$(29)	$140	$298	$(32)	$266
Potential problem bonds	$30	$(9)	$21	$36	$(10)	$26
Potential problem commercial mortgage loans	163	(7)	156	141	-	141
Total potential problem investments	$193	$(16)	$177	$177	$(10)	$167

(1) At September 30, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans and at December 31, 2011, included a $10 million restructured loan classified in Other long-term investments that was previously reported in commercial mortgage loans.

Net problem investments represent less than 1% of total investments excluding policy loans at September 30, 2012.  Net problem investments decreased by $126 million from December 31, 2011, primarily due to a substantial paydown on a prior period problem mortgage loan and the subsequent reclassification of the remaining balance of that loan to good standing based on the results of the annual loan review completed in June 2012.

Net potential problem investments represent less than 1% of total investments excluding policy loans at September 30, 2012.   Net potential problem investments increased by $10 million during the nine months ended September 30, 2012, primarily due to the addition of two mortgage loans.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement.  In the above table, problem and potential problem commercial mortgage loans totaling $126 million (net of valuation reserves) at September 30, 2012, are considered impaired. During the nine months ended September 30, 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase to valuation reserves on impaired commercial mortgage loans.  See Note 9 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment results were changes in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturity securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Credit-related (1)	$-	$(3)	$(9)	$(14)
Other	-	(15)	(1)	(16)
Total	$-	$(18)	$(10)	$(30)

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans.  There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe; however, despite volatility in financial market conditions, September 30, 2012 asset values remained consistent with levels as of December 31, 2011.  Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary.  Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term.  Future credit-related losses are not expected to have a material adverse effect on the Company’s financial condition or liquidity.

While management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio, strong debt service coverage and minimal underwater positions, broad commercial real estate market fundamentals are improving at an uneven pace across geographies and property types.  Should these conditions remain for an extended period or worsen substantially, it could result in an increase in problem and potential problem loans. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material adverse effect on the Company’s financial condition or liquidity.

MARKET RISK

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

The Company uses futures contracts as part of a GMDB equity hedge program to substantially reduce the effect of equity market changes on certain reinsurance contracts that guarantee minimum death benefits based on unfavorable changes in underlying variable annuity account values.  The hypothetical effect of a 10% increase in the S&P 500, S&P 400, Russell 2000, NASDAQ, TOPIX (Japanese), EUROSTOXX and FTSE (British) equity indices and a 10% weakening in the U.S. dollar to the Japanese yen, British pound and euro would have been a decrease of approximately $65 million in the fair value of the futures contracts outstanding under this program as of September 30, 2012.  A corresponding decrease in liabilities for GMDB contracts would result from the hypothetical 10% increase in these equity indices and 10% weakening in the U.S. dollar.  See Note 7 to the Consolidated Financial Statements for further discussion of this program and related GMDB contracts.

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

6.

the ability of the Company to execute its growth plans by successfully leveraging its capabilities and those of the businesses acquired in serving the Seniors market segment and the Company’s other market segments, including through successful execution of the Company’s physician engagement strategy;

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

During the period covered by this report, other than the changes resulting from the HealthSpring, Inc. acquisition discussed below, there have been no changes in Cigna’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Cigna’s internal control over financial reporting.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2012:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2012	249	$ 43.14	-	$ 522,328,439
August 1-31, 2012	1,936,675	44.20	1,933,670	436,846,158
September 1-30, 2012	3,591	46.28	-	436,846,158
Total	1,940,515	$ 44.21	1,933,670	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans. Employees tendered 249 shares in July, 3,005 shares in August and 3,591 shares in September 2012.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Remaining authorization under the program was approximately $437 million as of September 30, 2012 and $315 million as of October 31, 2012.

(3)             Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.  EXHIBITS

(a)         See Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	November 1, 2012
By:	/s/ Ralph J. Nicoletti

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

E-1

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2012 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements.

Filed herewith

E-2