Form 10-K
period 2012-12-31
CIGNA CORP
filed 2013-02-28
CIK 701221

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(860) 226-6741
Registrant's facsimile number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.25	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE

Indicate by check mark	YES	NO
• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑	☐
• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	☑

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

	☐	☑

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	☐	☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 29, 2012 was approximately $12.7 billion.

As of January 31, 2013, 285,954,499 shares of the registrant's Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant's proxy statement to be dated on or about March 15, 2013.

Back to Contents

PART I

ITEM 1  Business

A.  Description of Business

Cigna Corporation was incorporated in the State of Delaware in 1981. Various businesses that are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K") are conducted by its insurance and other subsidiaries. As used in this document, "Cigna", the "Company", "we" and "our" may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.

Cigna had consolidated shareholders' equity of $9.8 billion and assets of $53.7 billion as of December 31, 2012, and revenues of $29.1 billion for the year then ended. Cigna's revenues are derived principally from premiums, fees, mail order pharmacy, and investment income.

Strategy and Key Developments

Cigna is a global health services organization with a mission to help its customers improve their health, well-being and sense of security. Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets. In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

Cigna's long-term growth strategy is based on: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high growth markets with particular focus on individuals.

Cigna's mission and focus on delivering value by serving the emerging needs of our global customers is being accomplished through executing on our long-term growth strategy, that is:

•

GO DEEP: Cigna seeks to increase its presence and brand strength in key "go deep" geographic areas, grow in targeted segments or capabilities, and deepen its relationships with current customers through cross selling.

•

GO GLOBAL: Cigna delivers a range of differentiated products and superior service to meet the distinct needs of a growing global middle class and a globally mobile workforce through expansion in existing international markets as well as an extension of the Company's business model to new geographic areas.

•

GO INDIVIDUAL: Cigna strives to establish a deep understanding of its customers' unique needs and to be a highly customer-centric organization through simplifying the buying process by providing choice, transparency of information, and a personalized customer experience. The Company's goal is to build long-term relationships with each of the individuals it serves and meet their needs throughout the stages of their lives regardless of the customer's plan type: employer-based, government-sponsored, or individual coverage.

Executing on Cigna's strategy, including the goals of achieving better health outcomes for our global customers, improving employee productivity and realizing medical cost savings is being achieved by:

•

focusing on delivery of innovative health and wellness solutions tailored to each of our employer and government clients;

•

ensuring that we focus on the individual customer by providing deep customer insights through customer research and feedback; and

•

enhancing collaboration with physicians and hospitals to offer affordable access to value-based high-quality care.

In addition to investing in these capabilities, Cigna executed on its strategy during 2012 with three acquisitions that better position the Company in several key markets: seniors, individual and global supplemental. HealthSpring, the largest of the acquisitions, strengthens Cigna's ability to serve individuals across their life stages as well as deepens the Company's presence in a number of geographic markets. The addition of HealthSpring also brings industry leading physician partnership capabilities, deepens Cigna's existing client and customer relationships, and facilitates a broader deployment of Cigna's range of health and wellness capabilities and product offerings. The acquisition of Great American Supplemental Benefits strengthens Cigna's capabilities in the individual market in addition to allowing Cigna to expand into the Medicare supplemental business, and our

CIGNA CORPORATION - 2012 Form 10-K    1

Back to Contents

PART I
ITEM 1 Business

joint venture with Finansbank expands Cigna's global footprint in Turkey.

Cigna is also focused on continuing to improve its strategic and financial flexibility by driving further operating expense efficiencies, improving its medical cost competitiveness in targeted markets and effectively managing balance sheet exposures. In 2013, Cigna reached a significant milestone in this strategy related to mitigating the financial exposure associated with the Run-off guaranteed minimum death benefit ("GMDB" also known as "VADBe") and guaranteed minimum income benefit ("GMIB") reinsurance businesses. Effective February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to reinsure 100% of the Company's future exposures for these businesses, net of retrocessional arrangements in place as of February 4, 2013, up to a specified limit. See Note 25 to the Consolidated Financial Statements for additional information.

Financial Information about Business Segments

The financial information included herein is in conformity with accounting principles generally accepted in the United States of America ("GAAP"), unless otherwise indicated. Certain reclassifications have been made to prior years' financial information to conform to the 2012 presentation. Industry rankings and percentages set forth herein are for the year ended December 31, 2012 unless otherwise indicated. In addition, statements set forth in this document concerning Cigna's rank or position in an industry or particular line of business have been developed internally, based on publicly available information, unless otherwise noted.

Effective December 31, 2012, Cigna changed its external reporting segments to reflect the Company's realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of our global clients and customers. Management believes the realignment of its businesses will enable the Company to more effectively address global health services challenges by leveraging best practices across geographies to improve the health, well being and sense of security of the global customers that the Company serves. The changes in the Company's internal financial reporting structure, to support this realignment, took effect on December 31, 2012 and resulted in changes to our external reporting segments. The Company's results are now aggregated based on the nature of the Company's products and services, rather than its geographies.

The primary segment reporting change is that the two businesses that comprised the former International segment (international health care and supplemental health, life and accident) are now reported as follows:

•

substantially all of the international health care business (comprised primarily of the global health benefits business) is now reported with the former Health Care segment and renamed Global Health Care; and

•

the supplemental health, life and accident business becomes a separate reporting segment named Global Supplemental Benefits.

As a result of these changes, the financial results of Cigna's businesses are now reported in the following segments:

•

Global Health Care aggregates the following two operating segments:

•

Commercial (including the international health care business)

•

Government

•

Group Disability and Life

•

Global Supplemental Benefits

•

Run-off Reinsurance and

•

Other Operations, including Corporate-owned Life Insurance.

Financial data for each of Cigna's business segments is set forth in Note 23 to the Consolidated Financial Statements. Prior year segment information has been conformed to the new segment structure.

Available Information

Cigna's annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on its website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as reasonably practicable after the Company electronically files these materials with, or furnishes them to, the Securities and Exchange Commission (the "SEC"). The Company uses its website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 130 of this Form 10-K for additional available information.

B.  Global Health Care

As explained in Item 1A "Description of Business", in the fourth quarter of 2012 Cigna changed its external reporting segments. The new Global Health Care segment (previously Health Care) now includes substantially all of the international health care business previously reported in the former International segment. This business, that is included in the Commercial operating segment, consists principally of global health benefits, products and services designed to meet the needs of local and multinational companies and organizations and their domestic and globally mobile employees and dependents.

Global Health Care aggregates the following two operating segments:

•

The Commercial operating segment includes both the U.S. commercial and international health care businesses and offers

2    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals. Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. Cigna services its globally mobile customers virtually everywhere in the world. These products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience rated.

•

The Government operating segment offers Medicare Advantage plans to seniors in 13 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia and Medicaid plans.

Global Health Care seeks to differentiate itself by providing superior customer insights, care delivery, product integration and unique product offerings. Global Health Care expects to accomplish these goals by deepening its reach in selected geographies and market segments as well as accelerating its engagement with preferred health care professionals. For its globally mobile customers, Global Health Care's strategic advantages include unique health care solutions, seamless worldwide care delivery and superior customer service.

With the exception of Health Maintenance Organization ("HMO"), Medicare, Medicaid and stop loss products, each of Global Health Care's group health benefit products are offered with alternative funding options (i.e.: administrative services only ("ASO" or "self-insured"), insured experience rated, and insured guaranteed cost). These funding options are further described on page 5 of this Form 10-K. Approximately 86% of the Company's commercial medical customers are enrolled in self-insured and experience-rated plans, where lower costs of providing health care directly benefit our corporate clients and their employees, with the remainder being insured under guaranteed cost plans.

Principal Products and Services

Cigna's principal health care products (discussed below) include:

•

Health Plans – group and individual medical coverage:

•

Commercial Medical: U.S. and International – medical plans covering domestic-based employees and, for certain multinational employers, their globally mobile employees. In order to engage customers in their health care choices, consumer-driven core medical plans are often combined with the Cigna Choice Fund suite of accounts.

•

Government – Medicare Advantage, Medicare Part D and Medicaid plans sold to Medicare or Medicaid-eligible individuals (primarily seniors).

•

Specialty Products – products and services that improve quality, lower the cost of medical services and help customers achieve better health outcomes. These products can be sold on a standalone basis but are most effective when integrated with a Cigna-administered health plan.

Financial information, including premiums and fees, is presented in the Global Health Care section of the MD&A beginning on page 41 and in Note 23 to Cigna's Consolidated Financial Statements beginning on page 119 of this Form 10-K.

Health Plans

Commercial Medical – U.S. and International

•

Managed Care Plans. Global Health Care offers a broad product line of managed care benefit plans that use meaningful coinsurance and copayment differences to encourage the use of "in-network" versus "out-of-network" health care providers and the use of primary care physicians. While these products offer access to a broad national network of "in-network" health care providers (that is somewhat smaller than the network used with the preferred provider ("PPO") plan product line), employers may elect to utilize a subset of Cigna's network to better manage costs and quality.

•

Preferred Provider Plans. Global Health Care also offers an open access product line that features a network with even broader access than the Managed Care Plans with no option to designate a primary care physician, in-network and out-of-network coverage, and may be at a somewhat higher medical cost.

•

Choice Fund® suite of Consumer-Driven Products. In connection with many of the health care products described above, Global Health Care offers the Cigna Choice Fund suite of consumer-driven products, including Health Reimbursement Accounts ("HRA"), Health Savings Accounts ("HSA") and Flexible Spending Accounts ("FSA"). These plans can be used to pay medical care expenses not covered by a base medical plan and are designed to encourage customers to understand and manage their health and health benefits.

  1.
  Cigna's Choice Fund HRA is funded by employer contributions and is often combined with a high deductible plan. HRA dollars can be rolled over from year-to-year at the plan sponsors' discretion.
  2.
  HSA plans combine a high deductible health plan with a tax-advantaged savings account funded by customer contributions that offers mutual fund investment options. Funds in an HSA can be used to pay the deductible and other IRS-approved health care expenses. The health savings account is portable and unused funds accumulate from year to year.
  3.
  An FSA allows customers to pay for IRS-approved health care expenses with pre-tax employee contributions. Unused funds in an FSA do not accumulate from year to year, but are forfeited by the employee.

•

Stop Loss Coverage. Global Health Care offers stop loss insurance coverage for self-insured plans. This stop loss coverage reimburses the plan for claims in excess of a predetermined amount, for individuals ("specific"), the entire group ("aggregate"), or both. Global Health Care also includes stop loss features in its experience-rated policies (discussed below).

CIGNA CORPORATION - 2012 Form 10-K    3

Back to Contents

PART I
ITEM 1 Business

 Government

Medicare Advantage.    Cigna offers Medicare Advantage coordinated care plans in 13 states and the District of Columbia. Under a Medicare Advantage plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as the Company's coordinated care plans, and the Centers for Medicare and Medicaid Services ("CMS") reimburse the Company pursuant to a risk adjustment payment methodology. Cigna ensures that our Medicare Advantage customers receive quality medical care through our innovative plan models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes, and using timely and transparent data sharing. Approximately 75% of our Medicare Advantage customers are served by physicians in these innovative models, and Cigna is focused on expanding these models in the future. The HealthSpring acquisition expanded the size of Cigna's Medicare Advantage customer base. As of December 31, 2012, HealthSpring represented 89% of Cigna's Medicare Advantage customer base. Cigna also offers Medicaid coverage to low income individuals in selected markets in the U.S. Cigna's Medicaid customers benefit from many of the coordinated care aspects of the Company's Medicare Advantage programs discussed above.

Medicare Part D.    Cigna's Medicare Part D prescription drug program provides a number of plan options as well as service and information support to Medicare and Medicaid eligible customers. Cigna's Part D plans are available in all 50 states and the District of Columbia. These plans offer the savings of Medicare combined with the flexibility to provide enhanced benefits and a drug list tailored to individuals' specific needs. Retirees benefit from broad network access and value-added services that help keep them well and save them money. The HealthSpring acquisition expanded the size of Cigna's Medicare Part D customer base. As of December 31, 2012, HealthSpring represented 49% of Cigna's Medicare Part D customer base.

Specialty Products

Medical Specialty

Health Advocacy.    Global Health Care offers a wide array of medical management, disease management, and other health advocacy services to employers and other plan sponsors to help individuals improve their health, well-being and sense of security. These services are offered to customers covered under Global Health Care's administered plans or plans insured or administered by competing insurers or third-party administrators. Cigna offers seamless integration of services that address the clinical and administrative challenges inherent in coordinating multiple vendors. Through its health advocacy programs, Global Health Care works to help healthy people stay healthy; help people change behaviors that put their health at risk; and assist those with problems in accessing quality care.

Health advocacy programs and services include: 1) early intervention by Cigna's network of clinical professionals; 2) Cigna's online health assessment, powered by insights and analytics from the University of Michigan Health Management Research Center, that helps customers identify potential health risks and learn what they can do to live a healthier life; 3) Cigna's Well Informed program, that uses clinical rules-based software to identify potential gaps and omissions in customers' health care by analyzing integrated medical, behavioral, pharmacy and lab data allowing Cigna to communicate the gaps to customers and their doctors; and 4) an array of health coaching offerings to address lifestyle management issues such as stress, weight, and tobacco cessation.

Cost Containment Service.    Cigna administers cost containment programs for health care services and supplies that are covered under health benefit plans. These programs, that may involve contracted vendors, are designed to control health costs by reducing out-of-network utilization, including educating customers regarding the availability of lower cost in-network services, reviewing provider bills, and recovering overpayments from other insurance carriers or health care professionals. Cigna charges fees for providing or arranging for these services.

Behavioral Specialty

Behavioral Health.    Cigna arranges for behavioral health care services for customers through its network of participating behavioral health care professionals. Cigna offers behavioral health care case management services, employee assistance programs (EAP), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. Cigna Behavioral Health focuses on integrating its programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

As of December 31, 2012, Cigna's behavioral network had approximately 118,000 access points to independent psychiatrists, psychologists and clinical social workers and approximately 9,800 facilities and clinics that are reimbursed on a contracted fee-for-service basis.

Cigna Pharmacy Management

Cigna Pharmacy Management.    Cigna Pharmacy Management offers prescription drug plans to its insured and self-funded customers both in conjunction with its medical products and on a stand-alone basis. With a network of over 64,000 contracted pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager (PBM) offering clinical integration programs, specialty pharmacy solutions, and fast, efficient home delivery of prescription medicines.

Programs that facilitate this integration of medical, behavioral and pharmacy offerings include the Well Informed program, that is focused on chronic conditions requiring strict compliance with a prescription drug therapy such as asthma, diabetes, back pain or high cholesterol, as well as Step Therapy, that encourages customers to use generic and/or preferred brand drugs rather than higher cost brand-named drugs. Step Therapy is implemented through claim management protocols, that may include communications with customers and their physicians. The Company coordinates pharmacy management with all of Cigna's health advocacy programs and tools by focusing on patient education, including emphasizing the importance of adhering to medication instructions.

4    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

Cigna Specialty Pharmacy Management.    Cigna's administered medical and pharmacy coverage can meet the needs of customers with complex conditions that require specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage benefit from continuity of care, integrated reporting, and aggressive unit cost discounts on all specialty drugs – regardless of where they are administered.

Cigna Home Delivery Pharmacy.    Cigna also offers cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through its home delivery operation. Cigna Home Delivery Pharmacy provides a high-quality, efficient home delivery pharmacy distinguished by individual care relating to compliance and specialty medications. Orders may be submitted through the mail, via phone or through the internet at myCigna.com.

Dental and Vision

Dental.    Cigna Dental Health offers a variety of dental care products including dental health maintenance organization plans ("Dental HMO"), dental preferred provider organization ("Dental PPO") plans, dental exclusive provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase Cigna Dental Health products as stand-alone products or integrated with Global Health Care's medical products. Additionally, individual customers can purchase Dental PPO plans in conjunction with individual medical policies. As of December 31, 2012, Cigna Dental Health customers totaled approximately 11.4 million. Most of these customers are in self-insured plans. All of Cigna's Dental HMO customers participate in guaranteed cost insured plans. Managed dental care products are offered in 37 states for Dental HMO and 42 states and the District of Columbia for Dental PPO through a network of independent health care professionals that have contracted with Cigna Dental Health to provide dental services.

Cigna Dental Health customers access care from one of the largest dental PPO networks and dental HMO networks in the U.S., with approximately 266,400 Dental PPO-contracted access points (approximately 99,200 unique health care professionals) and approximately 68,600 Dental HMO-contracted access points (approximately 18,000 unique health care professionals).

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

Vision.    Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services. Cigna's national vision care network, which consists of approximately 57,500 health care professionals in approximately 23,500 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers. Routine vision products are offered in conjunction with Global Health Care's medical and dental product offerings.

Funding Arrangements

The segment's commercial medical products and services are offered through the following funding arrangements:

•

Administrative Services Only (80% of commercial medical customers);

•

Insured – Guaranteed Cost (14% of commercial medical customers); and

•

Insured – Shared ReturnsSM (6% of commercial medical customers).

Administrative Services Only.    Global Health Care contracts with employers, unions and other groups sponsoring self-insured plans on an administrative services only ("ASO") basis to administer claims and perform other plan related services. The key features of an ASO funding arrangement are:

•

Global Health Care collects administrative service fees in exchange for providing these self-insured plans with access to Global Health Care's applicable participating provider network and for providing other services and programs including: claim administration; quality management; utilization management; cost containment; health advocacy; 24-hour help line; 24/7 call center; case management; disease management; pharmacy benefit management; behavioral health care management services (through its provider networks); or any combination of these services.

•

The self-insured plan sponsor is responsible for self-funding all claims, but may purchase stop loss insurance from Global Health Care or other insurers for claims in excess of a predetermined amount, for either individuals ("specific"), the entire group ("aggregate"), or both.

•

In some cases, Global Health Care provides performance guarantees associated with meeting certain service standards, clinical outcomes, or financial metrics. If these service standards, clinical outcomes, or financial metrics are not met, Global Health Care may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. Global Health Care does not recognize revenues for estimated payouts associated with these guarantees. See Note 2 to the Consolidated Financial Statements for details regarding these guarantees.

Insured – Guaranteed Cost.    Charges to policyholders under an insured, guaranteed cost policy are established at the beginning of the policy period and are not adjusted to reflect actual claim experience during the policy period. Accordingly, Global Health Care bears the risk for claims and costs. Generally, guaranteed cost policyholder groups are smaller than retrospectively experience-rated groups; accordingly, claim and expense assumptions may be based in whole or in part on prior experience of the policyholder or on a pool of accounts, depending on the policyholder's size and the statistical credibility of the experience.

CIGNA CORPORATION - 2012 Form 10-K    5

Back to Contents

PART I
ITEM 1 Business

Insured – Shared ReturnsSM (also referred to as experience-rated).    Under a Shared Returns funding arrangement, the premium determined at the beginning of the policy period may be adjusted for the actual claim and, in some cases, administrative cost experience of the policyholder. Favorable cost experience in relation to the premium rates may result in a portion of the initial premiums being credited to the policyholder as an experience refund. However, if claims and expenses exceed the initial premiums (an "experience deficit"), Global Health Care generally bears the risk. These experience deficits may be recovered through future year surpluses, according to contractual provisions, provided the policy remains in force.

Minimum premium funding arrangements combine insurance protection with an element of self-funding. Key features of insurance policies using a minimum premium funding arrangement are summarized below:

•

The policyholder is responsible for funding a bank account to pay all claims up to a predetermined aggregate, maximum monthly amount, and Global Health Care bears the risk for claim costs incurred in excess of that amount.

•

The policyholder must maintain an agreed-upon amount in the account.

•

The policyholder pays a significantly reduced monthly "residual" premium while the policy is in effect and a supplemental premium (to cover reserves for run-out claims and administrative expenses) upon termination.

•

Global Health Care may recover deficits from surplus amounts in future years if the policy is renewed.

Liabilities are established for estimated experience refunds based on the results of Shared Returns (retrospectively experience-rated) policies and applicable contract terms. Global Health Care credits interest on experience refund balances to these policyholders using rates that are set at Global Health Care's discretion, taking investment performance and market rates into consideration. For 2012, the rates of interest credited ranged from 0.5% to 3.5%, with a weighted average rate of approximately 1%.

Pricing and Reinsurance

Pricing.    Premium rates for insured funding arrangements are based on assumptions about the expected utilization levels of medical services, costs of medical services and the Company's administrative costs. The profitability of these arrangements will vary by the actual utilization level of medical services, the cost of the services provided and the costs to administer the benefit programs and the premium charged. In some states, premium rates must be approved by the state insurance department and state laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state and/or the United States Department of Health and Human Services ("HHS") review for unreasonable increases.

The Patient Protection and Affordable Care Act ("Health Care Reform") requires Cigna's comprehensive medical insurance products to meet a minimum medical loss ratio ("MLR") of 85% for large groups (generally defined as employers with more than 50 employees) and 80% for small groups and individuals. Regulations issued by the U.S. Department of Health and Human Service ("HHS") require the MLR to be calculated on a state-by-state basis for each separate insurance company or HMO, and then separately within each state for large groups, small groups and individuals. The MLR is determined generally as the sum of claims plus health care quality improvement expenses divided by premiums less taxes and assessments. HHS regulations permit adjustments to be made to the claims used in the calculation for Cigna's international health care and limited benefit plans subject to the MLR minimums. The adjustment for limited benefit plans is only permitted through 2014. To the extent the MLR minimums are not met for large groups, small groups or individual segments within each state, premium rebates are paid to both employers and customers enrolled in the plans based on the portion of the premium each has contributed. Approximately 20% of Cigna's commercial customers are enrolled in insured plans subject to the MLR requirements. For additional information related to the effects of Health Care Reform on these businesses, see the Regulation section of this Form 10-K.

Medicare Advantage pricing is determined based upon expected medical services utilization and costs resulting from CMS-required services and Company-specific supplemental plan benefits, as well as expected administrative expenses and profit margin. Revenue for each plan customer is received from CMS, with CMS providing a subsidy payment based on customer demographic data and expected customer health risk factors compared to the broader Medicare population. Additional revenue from CMS may be earned by the Company related to quality performance measures. In many markets, the customer pays no premium. In some situations, additional premiums may be received from customers, representing the difference between CMS subsidy payments and the revenue assumed by the Company as part of its annual Medicare Advantage bid submissions. Profits from our Medicare Advantage plans vary depending on the actual utilization of medical services, the cost of services provided, the costs to administer the benefit programs, and the receipt of quality performance revenue from CMS. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.

Pricing for self-funded arrangements is generally based on the expected cost to administer these arrangements and will vary by the services provided and the size and complexity of the benefit programs, among other factors.

Reinsurance.    Cigna's international health care business reduces its exposure to large catastrophic losses under insurance contracts by purchasing reinsurance from unaffiliated reinsurers.

Service and Quality

Customer Service

For U.S.-based customers, Global Health Care operates 19 service centers that together processed approximately 154 million medical claims in 2012. Cigna recognizes that customers with significant

6    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

health events may have additional customer service needs. As of December 31, 2012, Cigna operated 13 call centers and a virtual team that customers can call toll-free about their health care benefits, wellness programs and claims. Ten of these call centers are available 24 hours a day, 365 days a year. The remaining three, that service HealthSpring providers and customers, operate for extended hours during high volume periods to accommodate customer demands. Cigna offers the "My Personal Champion" program that provides qualified customers with a dedicated point of contact. Personal Champions serve as a resource for benefits and claims questions, assist with navigating the complex health care industry, and offer education and support to customers and their families. As of December 31, 2012, approximately 5 million Cigna customers had access to the My Personal Champion program.

With over 1.2 million customers across the globe, Cigna's international health care business continues to be a leader in providing quality customer service. Its globally mobile customers have access to medical professionals, case management experts and claims specialists 24 hours a day, 365 days a year, through service centers dedicated to their unique needs. Cigna uses a wide range of measurement tools to better understand customers' needs – ranging from quick 5-minute surveys of a customer's call-center experience to more elaborate tracking of loyalty as measured by customers' likelihood to refer Cigna to a friend.

Technology.    Global Health Care understands the important role that information technology plays in improving the level of service that Cigna can provide to its customers, which is critical to the continued growth of the Company's health care business and its focus on customer-centricity. Accordingly, Global Health Care continues to invest in its information technology infrastructure and capabilities including innovative mobile tools and Internet-enabled technology that support Global Health Care's focus on providing customers with a personalized experience in making health care decisions and leveraging customer insights to drive the Company's strategy and mission.

Quality Medical Care

Global Health Care's commitment to promoting quality medical care to its customers is reflected in a variety of activities. Most recently, Cigna has focused on collaborating with physicians and other health care professionals and facilities with the goal of improving quality and customer satisfaction while lowering medical costs. This focus has manifested itself through the rapid expansion of collaborative accountable care organizations developed by Cigna as well as the innovative physician engagement models acquired with HealthSpring in 2012. As of December 31, 2012, almost one million medical customers are serviced by physicians compensated under these types of arrangements.

Collaborative Accountable Care Organizations (CAC).    As of December 31, 2012, Cigna has established over 50 CACs, and expects to continue to expand these arrangements. The overall objective of these organizations is to improve the quality of care and service experience for customers while lowering their costs, resulting in improved overall value. The goal is to identify health care delivery organizations (medical groups and hospital organizations) that can coordinate end-to-end care for a defined population of patients and share timely, patient-specific medical information with the physician group. Each CAC has an embedded care coordinator that supports patient care and care plan development. The coordinator uses patient-specific information supplied by Cigna to conduct proactive outreach to coordinate care for patients in three categories: i) patients who are being discharged from the hospital who are at risk for readmission; ii) patients with high priority gaps in care; and iii) patients with high health risk scores based on Cigna's predictive models. This approach leverages the role of the physician as the trusted advisor. With the innovative physician engagement models acquired with HealthSpring, we utilize a variety of business arrangements that shift the physician's reimbursement from the traditional fee-for-service approach to one that is focused on rewarding quality medical outcomes and an enhanced customer experience at a lower cost. In these arrangements, the physician group shares financial risk with Cigna. The HealthSpring clinical model also includes outreach to new and at-risk customers to ensure they are accessing their primary care physician.

Cigna also continues to engage in a variety of other medical quality activities, including: credentialing medical health care professionals and facilities that participate in Global Health Care's Managed Care and PPO networks as well as developing the Cigna Care NetworkSM specialist physician designation described below.

Participating Provider Network.    Cigna has an extensive network of participating health care professionals and hospitals, as well as other facilities, pharmacies and vendors of health care services and supplies. In most instances, Global Health Care contracts directly with the participating hospital, health care professional or other facility to provide covered services to customers at agreed-upon rates of reimbursement. In some instances, however, Global Health Care companies contract with third parties for access to their provider networks and care management services. In addition, Global Health Care has entered into strategic alliances with several regional managed care organizations (Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their provider networks and discounts.

Cigna Medical Group.    Cigna Medical Group is the multi-specialty medical group practice division of Cigna HealthCare of Arizona, Inc. that delivers primary care and certain specialty care services through 25 medical facilities and approximately 190 employed clinicians in the Phoenix, Arizona metropolitan area. Twenty-two of these multi-specialty health care centers and their affiliated primary care physicians have received the top level of accreditation (level 3) from the National Committee for Quality Assurance (NCQA) a private, nonprofit organization dedicated to improving health care quality. Cigna Medical Group currently holds the highest level of this accreditation for the greatest number of practices and physicians in the state of Arizona.

Cigna Care NetworkSM. Cigna Care Network is a benefit design option available for Global Health Care administered plans in 69 service areas across the U.S. Cigna Care Network's designated physicians are a subset of participating physicians in certain specialties who are so designated based on specific clinical quality and cost-efficiency selection criteria. Customers pay reduced co-payments or co-insurance when they receive care from a specialist designated as a

CIGNA CORPORATION - 2012 Form 10-K    7

Back to Contents

PART I
ITEM 1 Business

Cigna Care Network provider. Participating specialists are evaluated regularly for the Cigna Care Network designation.

Provider Credentialing.    Global Health Care credentials physicians, hospitals and other health care professionals in its participating provider networks using quality criteria that meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years.

External Validation.    Cigna continues to demonstrate its commitment to quality and has a broad scope of quality programs validated through nationally recognized external accreditation organizations. Cigna was awarded Excellent, Commendable or Accredited for Health Plan accreditation from NCQA in 36 of our markets. Additional NCQA recognitions include Full Accreditation for Managed Behavioral Healthcare Organization accreditation for Cigna Behavioral Health, Performance Reporting for Wellness & Health Promotion accreditation for Cigna's wellness programs and Physician & Hospital Quality Certification for Cigna's provider transparency program. Cigna has Full Accreditation for Health Utilization Management, Case Management and Pharmacy Benefit Management from URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation.

HEDIS® Measures.    In addition, Global Health Care participates in the NCQA's Health Plan Employer Data and Information Set ("HEDIS®") Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. Global Health Care's national results compare favorably to industry averages.

Markets and Distribution

Global Health Care offers products in the following customer markets:

•

National segment – these employers have 5,000 or more U.S.-based, full-time employees living in two or more states.

•

Middle Market segment – comprised of employers with 250 to 4,999 U.S.-based, full-time employees located in one or more states with a majority of their full-time employees living and working in the same state. This segment also includes single site employers with more than 250 employees, Taft-Hartley plans and other third party payers.

•

Select segment – focused on employers with 51-249 eligible employees and provides ASO and guaranteed cost funding solutions. Select also provides ASO funding to employers with a minimum of 25 employees.

•

Individual – Global Health Care actively markets health and dental insurance to individuals in ten states as of December 31, 2012, including Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas.

•

Seniors (Medicare) – focused on the health care needs of individuals who are pre- or post-65 retirees and employers who offer coverage to their pre- and post-65 retirees.

•

International Health Care – focused on health care products and services to meet the needs of local and multinational companies and organizations and their local and globally mobile employees and dependents.

Global Health Care employs sales representatives to distribute its products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups. Global Health Care also employs representatives to sell utilization review services, managed behavioral health care, pharmacy, and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2012, the field sales force for the products and services of this segment consisted of approximately 1,160 sales representatives in approximately 115 field locations. With respect to the acquired HealthSpring business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees as well as telephonic and group selling venues.

Competition and Industry Developments

Global Health Care's business is subject to intense competition and continuing industry consolidation that has created an even more competitive business environment. In certain geographic locations, some health care companies may have significant market share positions, but no one competitor dominates the health care market nationally. Global Health Care expects a continuing trend of consolidation in the industry given the current economic and political environment. Global Health Care also expects continued vertical integration, with the line blurring between clinicians and hospitals, and traditional insurers.

Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees a choice of products from more than one health care company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal. As Health Care Reform is implemented, Cigna expects competition to increase in the individual market as individual customers seek to purchase insurance for themselves or their families.

The primary competitive factors are quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of clients and their employees; price; total cost management; technology; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. Cigna believes that its health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and funding options are competitive advantages. These advantages allow Cigna to respond to the diverse needs of its customer base. Cigna also believes that its focus on helping to improve the health, well-being and sense of security of its customers will allow it to differentiate itself from its competitors.

8    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

Cigna's principal competitors in its U.S.-based business are:

•

other large insurance companies that provide group health and life insurance products;

•

Blue Cross and Blue Shield organizations;

•

stand-alone HMOs and PPOs;

•

HMOs affiliated with major insurance companies and hospitals; and

•

national managed pharmacy, behavioral health and utilization review services companies.

The primary competitors of the international health care business include U.S.-based and European health insurance companies with global health benefits operations. For the Company's international health care operations in the United Kingdom and Spain, the primary competitors are regional and local insurers.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through Internet-enabled technology that allows consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives, access to enhanced medical quality data and other information sharing. The effective use of the Company's health advocacy, customer insight and physician engagement capabilities, along with decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and Cigna believes its capabilities in these areas will be competitive differentiators.

On February 15, 2013, CMS issued its Advance Notice of Methodological Changes for Calendar Year (CY) 2014 for Medicare Advantage (MA) Capitation Rates, Part C and Part D Payment Policies (the "Notice"). CMS is accepting comments on the Notice, and final terms are expected to be published on April 1, 2013. While management believes that a significant number of comments from interested parties (including Cigna) will be provided to CMS, there can be no assurance that CMS will amend its current position. Given the uncertainty regarding the final terms of the Notice, the Company cannot estimate the impact that it will have on its business, revenues or results of operations but recognizes that any impacts could be materially adverse. Accordingly, the Company is currently evaluating the potential implications of the Notice, including adjustments that the Company may make to the programs and services it offers to offset any adverse impacts.

C. Group Disability and Life

Cigna's Group Disability and Life segment provides the following insurance products and their related services: group long-term and short-term disability insurance, group life insurance and accident and specialty insurance. These products and services are provided by subsidiaries of Cigna Corporation. Cigna markets products in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

Principal Products and Services

Disability

Long-term and short-term disability insurance products and services generally provide a fixed level of income to replace a portion of wages lost because of disability. Cigna also provides assistance to employees in returning to work and assistance to their employers in managing the cost of employee disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid, but may also include coverage paid for entirely by employees.

Cigna is an industry leader in returning employees to work quickly, resulting in higher productivity and lower cost for employers and a better quality of life for their employees. Cigna's disability insurance products may be integrated with other disability benefit programs, behavioral programs, medical programs, social security advocacy, and leave of absence administration. Cigna believes this integration provides customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. Coordinating the administration of the segment's disability programs with medical programs offered by Cigna HealthCare provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. Examples of the benefits of this integrated approach (for which Cigna may receive fees) include:

•

using information from the health care and disability databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly; and

•

proactive outreach from Cigna Behavioral Health to assist employees suffering from a mental health condition, either as a primary condition or as a result of another condition.

As measured by 2012 premiums and fees, disability constituted approximately 45% of this segment's business. Approximately 12,300 insured disability policies covering approximately 6.5 million lives were outstanding as of December 31, 2012.

Life Insurance

Life insurance products offered by Group Disability and Life include group term life and group universal life. Group term life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof.

Group universal life insurance is a voluntary life insurance product in which the owner may accumulate cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage.

As measured by 2012 premiums and fees, group life insurance constituted approximately 46% of this segment's business. Approximately 6,200 group life insurance policies covering approximately 5.6 million lives were outstanding as of December 31, 2012.

CIGNA CORPORATION - 2012 Form 10-K    9

Back to Contents

PART I
ITEM 1 Business

 Other Products and Services

Cigna offers personal accident insurance coverage, which consists primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid.

Cigna also offers specialty insurance services that consist primarily of disability and life, accident, and hospital indemnity products to professional or trade associations and financial institutions.

Voluntary benefits are those paid by the employee and are offered at the employer's worksite. Cigna plans provide employers, among other services, flexible enrollment options, list billing, medical underwriting, and individual record keeping. Cigna designed its voluntary offerings to offer employers a complete and simple way to manage their benefits, including personalized enrollment communication and administration of the benefits program.

Financial information, including premiums and fees, is presented in the Group Disability and Life section of the MD&A beginning on page 44 and in Note 23 to Cigna's Consolidated Financial Statements.

Pricing and Reinsurance

This segment's products and services are offered on a fully insured, experience-rated and ASO basis. Under fully insured arrangements, policyholders pay a fixed premium and Cigna bears the risk for claims and costs. Under experience-rated funding arrangements, a premium that typically includes a margin to partially protect against adverse claim fluctuations is determined at the beginning of the policy period. Cigna generally bears the risk if claims and expenses exceed this premium. If premiums exceed claims and expenses, any surplus amount is generally first used to offset prior deficits and is otherwise generally returned to the policyholder if surplus exceeds minimum contractual levels. With experience-rated insurance products, Cigna may recover deficits from margins in future years if the policy is renewed. Under ASO arrangements, Cigna contracts with groups sponsoring self-insured plans to administer claims and perform other plan related services in return for service fees. The self-insured plan sponsor is responsible for self funding all claims. The majority of this segment's products and services are fully insured.

Premiums and fees charged for disability and life insurance products are generally established in advance of the policy period and are generally guaranteed for one to three years and selectively guaranteed for up to five years, but policies are generally subject to early termination by the policyholder or by the insurance company. Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. Assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience, that varies by product.

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

The profitability of this segment's products depends on the adequacy of premiums charged and investment returns relative to claims and expenses. The effectiveness of return to work programs and mortality levels also impact the profitability of disability insurance products. Cigna's previous claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions, although the impact of the current adverse economic conditions is not clear. For life insurance products, the degree to which future experience deviates from mortality, morbidity and expense assumptions also affects profitability.

In order to reduce its exposure to large individual and catastrophic losses under group life, disability and accidental death policies, Cigna purchases reinsurance from unaffiliated reinsurers.

Markets and Distribution

Cigna markets the group insurance products and services described above to employers, employees, professional and other associations and groups in the following customer segments:

•

National segment – these are multi-site employers generally with more than 5,000 employees;

•

Middle Market segment – generally defined as multi-site employers with more than 250 but fewer than 5,000 employees, and single-site employers with more than 250 employees; and

•

Select segment – generally includes employers with more than 50 but fewer than 250 employees.

In marketing these products, Cigna primarily sells through insurance brokers and consultants and employs a direct sales force. As of December 31, 2012, the field sales force for the products and services of this segment consisted of approximately 200 sales professionals in 27 office locations.

Competition

The principal competitive factors that affect the Group Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, investment and risk management, distribution methodologies and producer relations, the breadth and variety of products and services offered, and the quality of customer service. For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.

The principal competitors of Cigna's group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products. As of December 31, 2012, Cigna is one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

10    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

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

Employers are also expressing a growing interest in employee wellness, absence management and productivity and recognizing a strong link between health, productivity and their profitability. As this interest grows, Cigna believes it is well positioned to deliver integrated solutions that address these broad employer and employee needs through its programs that promote a healthy lifestyle, offer assistance in returning to work and integrate health care and disability programs. Cigna also believes that its strong disability management portfolio and fully integrated programs provide employers and employees tools to improve health status. This focus on managing the employee's total absence enables Cigna to increase the number and likelihood of interventions and minimize disabling events.

There is heightened review by state regulators of group disability insurance industry business and reporting practices. Cigna is frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance departments.

D. Global Supplemental Benefits

As explained in Item 1A "Description of Business", in the fourth quarter of 2012, Cigna changed its external reporting segments. The Global Supplemental Benefits segment is comprised of the international supplemental health, life and accident businesses (previously reported in the former International segment) as well as the Medicare supplement business acquired in 2012.

This segment offers supplemental health, life and accident insurance products in the U.S. and selected international markets. With local licenses and partnerships in approximately 20 countries and jurisdictions, Cigna is able to offer products and services to local citizens and globally mobile individuals. These products and services are provided by subsidiaries of Cigna Corporation, including foreign operating entities.

Cigna continues to distinguish itself in the global supplemental health, life and accident businesses through its differentiated direct to consumer distribution, customer insights and marketing capabilities. Cigna enters new markets when the opportunity to bring its product and health solutions is attractive. In 2012, Cigna extended its reach in Turkey through the joint venture with Finansbank and expanded into the U.S. Medigap and supplemental lines of business through acquisition. The 2011 acquisition of FirstAssist in the U.K. added a travel insurance product line and expanded the Company's distribution channels.

Principal Products and Services

Supplemental Health, Life and Accident Insurance

These insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, cancer and other dread disease coverages. Term life and individual private medical insurance as well as variable universal life insurance and other savings products are also included in the product portfolio. Cigna's supplemental health, life and accident insurance products are offered in South Korea, Taiwan, Indonesia, Hong Kong, the United States, the European Union, China, New Zealand, Thailand and Turkey. Cigna owns a 50% interest in a Chinese joint venture and a 51% interest in a joint venture in Turkey, through which its products and services are offered. Cigna continues to work with its partner in India to establish a health insurance company that will operate as a joint venture upon licensing. Licensing is expected to occur in 2013.

Medicare Supplement Plans

Through its 2012 acquisition, Cigna also offers individual Medicare Supplement plans that provide retirees with federally standardized Medigap-style plans. Retirees may select amongst the various plans with specific plan options to meet their unique needs and may visit any health care professional or facility that accepts Medicare throughout the U.S. – with no referrals required.

Financial information, including premiums and fees, is presented in the Global Supplemental Benefits section of the MD&A beginning on page 46 and in Note 23 to Cigna's Consolidated Financial Statements.

Pricing and Reinsurance

Premium rates for Cigna's global supplemental benefits products are based on assumptions about mortality, morbidity, customer acquisition and retention, expenses and target profit margins, as well as interest rates. The profitability of these products is primarily driven by the adequacy of mortality and morbidity assumptions used, and customer retention.

Fees for variable universal life insurance products consist of mortality, administrative, asset management and surrender charges assessed against the contractholder's fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience. The profitability of these products is primarily driven by the policyholders' fund balances on which fees are charged as well as customer retention.

Premium rates and fees for Medicare supplement products reflect assumptions about future claims, customer retention, expenses, customer demographics, investment returns, and profit margins.

CIGNA CORPORATION - 2012 Form 10-K    11

Back to Contents

PART I
ITEM 1 Business

Most contracts permit premium rate changes at least annually. The profitability of Medicare supplement products is dependent upon the accuracy of projections for health care inflation (unit cost and utilization), customer retention, customer demographics, and the adequacy of fees charged for administration.

The operations of Cigna's Global Supplemental Benefits segment are diversified by line of business. South Korea, however, represents the single largest geographic market for this segment. In 2012, South Korea generated 54% of this segment's revenues and 90% of its segment earnings. For information on the concentration of risk with respect to the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of the MD&A beginning on page 46 of this Form 10-K.

A global approach to underwriting risk management allows for each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit segment liability on a per life, per risk, and per event (catastrophe) basis.

Markets and Distribution

Cigna's supplemental health, life and accident insurance products sold in foreign countries are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing and in-branch bancassurance (where Cigna partners with a bank and uses the bank's sales channels to sell its insurance products). Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners. These affinity partners primarily include banks, credit card companies and other financial and non-financial institutions. Cigna also markets directly to consumers via direct response television and the Internet.

Cigna's Medicare supplement product line acquired in 2012 is primarily distributed through independent agents and telemarketing directly to the consumer.

For Cigna's supplemental health, life and accident insurance products sold in foreign markets, a significant portion of premiums are billed and collected through credit cards. A substantial contraction in consumer credit could impact Cigna's ability to retain existing policies and sell new policies. A decline in customer retention would result in both a reduction of revenue and an acceleration of the amortization of acquisition related costs. Changes in regulation around permitted distribution channels may also impact Cigna's business or results. See the Regulation section beginning on page 14 and the Risk Factors section beginning on page 19 of this Form 10-K.

Competition

Competitive factors in Cigna's supplemental health, life and accident and health care businesses include product and distribution innovation and differentiation, efficient management of marketing processes and costs, commission levels paid to distribution partners, and quality of claims and customer services. In most overseas markets, perception of financial strength is also an important competitive factor.

For Cigna's supplemental health, life and accident insurance businesses operating in foreign markets, competitors are primarily locally based insurance companies, including insurance subsidiaries of banks primarily in Asia and Europe as well as multi-national companies. Insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being secondary channels. Cigna estimates that it has less than 2% market share of the total life insurance premiums in any given market in which it operates.

The principal competitive factors that affect Cigna's Medicare supplement business are underwriting and pricing, relative operating efficiency, broker relations, and the quality of claims and customer service.

The primary competitors of the Medicare supplement business include U.S.-based health insurance companies.

Cigna expects that the competitive environment will intensify as U.S. and Europe-based insurance and financial services providers pursue global expansion opportunities.

Industry Developments

Pressure on social health care systems and increased wealth and education in emerging markets are leading to higher demand for products providing health insurance and financial security. In the supplemental health, life and accident business, direct marketing channels are growing and attracting new competitors while industry consolidation among financial institutions and other affinity partners continues. See "Risk Factors" beginning on page 19 of this Form 10-K for a discussion of risks related to the Global Supplemental Benefits segment.

E.  Run-off Reinsurance

Until 2000, Cigna offered reinsurance coverage for part or all of the risks written by other insurance companies (or "ceding companies") under life and annuity policies (both group and individual) and accident policies (workers' compensation, personal accident, and catastrophe coverages). The products and services related to these operations were offered by subsidiaries of Cigna Corporation.

In 2000, Cigna sold its U.S. individual life, group life and accidental death reinsurance businesses. Cigna placed its remaining reinsurance businesses (including its accident, international life, and annuity reinsurance businesses) into run-off as of June 1, 2000, and stopped underwriting new reinsurance business.

As of December 31, 2012, Cigna's remaining exposures resulted primarily from its annuity reinsurance business, including its reinsurance of GMDB and GMIB contracts. Effective February 4, 2013, the Company reinsured 100% of the Company's future exposures for the Run-off GMDB and GMIB businesses, net of retrocessional arrangements in place prior to February 4, 2013 up to a specified limit. For additional information regarding this reinsurance transaction, see Note 25 to the Consolidated Financial Statements.

12    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

F.  Other Operations

Cigna's Other Operations segment includes the following businesses:

•

corporate owned life insurance;

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

The products and services related to these operations are offered by subsidiaries of Cigna Corporation.

Corporate-owned Life Insurance ("COLI")

The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of funding employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily non-participating universal life policies. Fees for universal life insurance products consist primarily of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience. In order to reduce its exposure to large individual and catastrophe losses, Cigna purchases reinsurance from unaffiliated reinsurers.

Individual Life Insurance & Annuity and Retirement Benefits Businesses

For more information regarding the sale of these businesses and the arrangements which secure Cigna's reinsurance recoverables, see Note 8 of the Consolidated Financial Statements.

Settlement Annuity Business

Cigna's settlement annuity business is a closed run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 28% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. In the case of the contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

G. Investments and Investment Income

General Accounts

Cigna's investment operations provide investment management and related services for Cigna's corporate invested assets and the insurance-related invested assets in its General Account ("General Account Invested Assets"). Cigna acquires or originates, directly or through intermediaries, a broad range of investments including private placements and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans, that are fully collateralized by insurance policy cash values. Invested Assets are managed primarily by Cigna subsidiaries and, to a lesser extent, external managers with whom Cigna's subsidiaries contract. Net investment income and realized investment gains (losses) are included as a component of earnings for each of Cigna's operating segments (Global Health Care, Group Disability and Life, Global Supplemental Benefits, Run-off Reinsurance, and Other Operations) and Corporate. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 56 and Notes 11, 12, 13, 14 and 15 to Cigna's Consolidated Financial Statements.

Cigna's investment strategy is to maximize risk-adjusted yields for the portfolios. Cigna manages the investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer term obligations associated with disability and life products, and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions. Cigna routinely monitors and evaluates the status of its investments, obtaining and analyzing relevant investment-specific information as well as assessing current economic conditions, trends in capital markets and other factors. Such factors include industry sector considerations for fixed maturity investments and mezzanine and private equity partnership investments, and geographic and property-type considerations for commercial mortgage loan and real estate investments.

Separate Accounts

Cigna subsidiaries or external managers manage Separate Account assets on behalf of contractholders. These assets are legally segregated from the Company's other businesses and are not included in the General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

As of December 31, 2012, Cigna's Separate Account assets consisted of:

•

$3.4 billion in separate account assets that constitute a portion of the assets of the Cigna Pension Plan;

•

$3.4 billion in separate account assets that support Variable Universal Life products sold as a part of the Company's corporate-owned life insurance business, as well as through the Company's Global Supplemental Benefits segment; and

•

$1.0 billion in separate account assets that support primarily health care and other disability and life products.

CIGNA CORPORATION - 2012 Form 10-K    13

Back to Contents

PART I
ITEM 1 Business

H. Regulation

Cigna and its subsidiaries are subject to comprehensive state, federal and international regulations. The laws and regulations governing Cigna's business continue to increase each year and are subject to frequent change. Cigna has established policies and procedures to comply with applicable requirements.

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

medical loss ratios;

•

the content of agreements with participating providers of covered services;

•

producer appointment and compensation;

•

claims processing and appeals;

•

underwriting practices;

•

reinsurance arrangements;

•

unfair trade and claim practices;

•

protecting the privacy and confidentiality of the information received from customers;

•

risk sharing arrangements with providers;

•

reimbursement or payment levels for Medicare services;

•

advertising; and

•

the operation of consumer-directed plans (including health savings accounts, health reimbursement accounts, flexible spending accounts and debit cards).

Cigna and its international subsidiaries comply with regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. The broader regulatory environment may include anti-corruption laws, economic sanctions laws, various privacy, consumer protection, insurance, tax, tariff and trade laws and regulations, corporate governance, employment, intellectual property and investment laws and regulation, discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. In addition, the expansion of Cigna's operations into foreign countries increases the Company's exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 (FCPA). See page 16 for further discussion of international regulations.

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by state and federal laws and administrative agencies, such as state departments of insurance and the federal departments of Labor, Health and Human Services, Treasury and Justice and the Internal Revenue Service, as well as the courts. Health savings accounts, health reimbursement accounts and flexible spending accounts are also regulated by the U.S. Department of the Treasury and the Internal Revenue Service.

Cigna's operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy and the Centers for Medicare and Medicaid Services to assess compliance with applicable laws and regulations. In addition, Cigna's current and past business practices are subject to review by, and from time to time the Company receives subpoenas and other requests of information from, various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General, and other state and federal authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of its business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of Cigna's business practices, as well as fines, penalties or other sanctions.

Regulatory and Legislative Developments

The federal and state governments in the U.S. as well as governments in other countries where Cigna does business continue to enact and seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of Cigna's business.

Health Care Reform

In the first quarter of 2010, Health Care Reform was signed into law. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company's current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among other requirements, provisions for guaranteed coverage and renewal requirements, prohibitions on some annual and all lifetime limits on the dollar amount of benefits for essential health services, increased restrictions on rescinding coverage, minimum medical loss ratio and customer rebate requirements, a requirement to cover preventive services on a first dollar basis, and greater controls on premium rate increases for individual and small employer health insurance. It also reduces the Medicare Part D coverage gap and reduces payments to private plans offering Medicare Advantage, as well as provides for state insurance exchanges through which qualified insurers and HMOs will be able to offer insured plans to individuals and small employers. Certain of the law's provisions became effective between 2010 and 2012 and other provisions will take effect from 2013 to 2018. Health Care Reform left many of the details of the new law to be established through regulations. While federal agencies have published interim final regulations with respect to certain requirements, many issues remain uncertain.

The provisions of the new law that became effective between 2010 and 2012 included those requiring coverage of preventive services with no enrollee cost-sharing, banning the use of lifetime and annual

14    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. Minimum medical loss ratio requirements as prescribed by the Department of Health and Human Services ("HHS") became effective in January 2011 and required payment of premium rebates beginning in 2012 to employers and customers covered under the Company's comprehensive medical insurance if certain annual minimum medical loss ratios ("MLR") are not met. HHS regulations permit adjustments to be made to the claims used in the calculation for Cigna's international health care and limited benefit plans subject to the MLR minimums. The adjustment for limited benefit plans is only permitted through 2014.

Certain other provisions of Health Care Reform will not become effective until 2013 or later, including: (1) the annual health insurer fee on health insurers and HMOs to help fund the expanded coverage provided under this legislation; (2) reinsurance assessments on insurers and HMOs to help stabilize rates in the individual and small group markets beginning in 2014; (3) the guaranteed issue and renewal requirements and the requirement that individuals maintain coverage, and (4) an excise tax on high-cost employer-sponsored coverage. These fees and excise taxes will generally not be tax deductible with the exception of the reinsurance assessment on insurers and HMOs. Health Care Reform also changed certain tax laws that will effectively limit the amount of certain employee compensation that is tax deductible by health insurers.

Health Care Reform also impacts Cigna's Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (which began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating for four or five stars from CMS and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years. Through Health Care Reform and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

Health Care Reform significantly affects states that can elect to establish their own state exchanges for individual and small employer insurance business or allow the federal government to establish and operate the exchange for them. Cigna, therefore, expects state legislatures to focus on legislation to implement Health Care Reform and to address the impact of Health Care Reform on state budgets.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of most parts of Health Care Reform, including the obligation to purchase health care coverage (the "individual mandate"). The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum MLR requirements) and continues its implementation planning for those provisions that must be adopted in the future. Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers on the conversion of legislation to regulation. In addition, management is implementing the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform.

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect Cigna. The SEC and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011 and 2012, and additional rulemaking still continues. The Dodd-Frank Act established a Federal Insurance Office that will develop and coordinate federal policy on insurance matters. Cigna is closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

Regulation of Insurance Companies

Financial Reporting and Internal Control

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Cigna's insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accountants. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. Cigna expects states to expand the scope of regulations relating to corporate governance and internal control activities of its insurance and HMO subsidiaries as a result of the National Association of Insurance Commissioners' ("NAIC") amendment to the Annual Financial Reporting Model Regulation to adopt elements of corporate governance and internal control requirements similar to those under federal securities' laws.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims.

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 24 to Cigna's Consolidated Financial Statements.

CIGNA CORPORATION - 2012 Form 10-K    15

Back to Contents

PART I
ITEM 1 Business

Some states also require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards.

Solvency and Capital Requirements

Many states have adopted some form of the NAIC model solvency-related laws and risk-based capital rules ("RBC rules") for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer's adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2012, Cigna's HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

In September 2012, the National Association of Insurance Commissioners adopted the Risk Management and Own Risk and Solvency Assessment Model Act. The Act provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader and more prospective approach to U.S. insurance regulation. The Act, which includes a requirement to file an annual ORSA Summary Report in the lead state of domicile, now must be adopted into law by each state. Cigna's insurance business in the U.S. will be subject to the requirements that are expected to become effective in 2015. Cigna will be prepared to file an ORSA Summary Report with its lead state regulator consistent with the requirements.

Cigna's businesses in the European Union will be subject to the directive on insurance regulation and solvency requirements known as Solvency II. This directive will impose economic risk-based solvency requirements and supervisory rules and is expected to become effective in January 2014, although certain regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of the effective date. Cigna's European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated technical capability requirements.

Holding Company Laws

Cigna's domestic insurance companies and certain of its HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

In December 2010, the NAIC adopted revisions to the Model Insurance Holding Company System Regulatory Act and Regulation. The revisions were designed to allow a better understanding of the risks and activities of non-insurance entities within a holding company system. The main focus of the revisions has been to incorporate the concept of "enterprise risk" and to enact provisions designed to provide regulators with additional information and authority to manage this new concept. To date, a few states have taken action to adopt the amended Model Act and Regulation. Cigna continues to follow the states' activity in this area and will amend its processes as necessary to comply with revised state laws.

Marketing, Advertising and Products

In most states, Cigna's insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Cigna's insurance companies and HMO subsidiaries are also required in most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products. State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation. Products offering limited coverage, such as those Cigna issues through the Star HRG business, continue to attract increased regulatory scrutiny.

Licensing Requirements

Pharmacy Licensure Laws

Certain Cigna subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by Cigna's HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements. Other laws and regulation affecting Cigna's pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances.

International Licensure Laws

Cigna's international subsidiaries are often required to be licensed when entering new markets or starting new operations in certain jurisdictions. The licensure requirements for these Cigna subsidiaries vary by country and are subject to change.

Claim Administration, Utilization Review and Related Services

Certain Cigna subsidiaries contract to provide claim administration, utilization management and other related services for the administration of self-insured benefit plans. These Cigna subsidiaries may be subject to state third-party administration and other licensing requirements and regulation.

International Regulations

Cigna's revenue from operations outside the United States exposes the Company to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, labor and

16    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1 Business

employment, consumer protection and anti-corruption. The operations in countries outside the United States:

•

are subject to local regulations in the locations in which Cigna subsidiaries conduct business,

•

in some cases, are subject to regulations in the locations of customers, and

•

in all cases are subject to FCPA.

FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. Cigna is also subject to applicable anti-corruption laws in the jurisdictions in which it operates. Additionally, in many countries outside of the U.S., health care professionals are employed by the government. Therefore, Cigna's dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and Department of Justice have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010, which went into effect in 2011, is an anti-corruption law that applies to all companies with a nexus to the United Kingdom and whose scope is even broader than the FCPA. It is yet to be seen how the UK Bribery Act will be enforced, but any voluntary disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. Cigna has internal control policies and procedures and has implemented training and compliance programs for its employees to deter prohibited practices. However, if Cigna's employees or agents fail to comply with applicable laws governing its international operations, the Company may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 19 for a discussion of the risks related to operating globally.

Federal Regulations

Employee Retirement Income Security Act and the Public Health Service Act

Cigna subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by ERISA. Many of the health insurance reform provisions of the Patient Protection and Affordable Care Act were incorporated in ERISA, Cigna subsidiaries are subject to requirements imposed by ERISA affecting claim and appeals procedures for individual insurance and insured and self-insured group health plans and are expected to comply with these requirements on behalf of the dental, disability, life and accident plans they administer. These health insurance reform provisions made applicable to group health plans under ERISA were also incorporated into the Public Health Service Act and are directly applicable to health insurance issuers (i.e., health insurers and HMOs).

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

In Cigna's Medicare Advantage business, the Company contracts with the Centers for Medicare and Medicaid Services ("CMS") to provide services to Medicare beneficiaries pursuant to their Medicare program. As a result, the Company's right to obtain payment from CMS is subject to compliance with numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. The marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies.

Several Cigna subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007.

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects Cigna to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to Cigna providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, with respect to Cigna's Medicare Advantage business, CMS and the Office of the Inspector General perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits) and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor (RAC) audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. See "Global Health Care" in Section B beginning on page 2 of this Form 10-K for additional information about Cigna's participation in government health-related programs.

The Federal government has made investigating and prosecuting health care fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing, and violation of patient privacy rights. The regulations and contractual requirements in this area are complex and subject to change and compliance will continue to require significant resources.

CIGNA CORPORATION - 2012 Form 10-K    17

Back to Contents

PART I
ITEM 1 Business

 Health Insurance Portability and Accountability Act Regulations

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") impose requirements on health insurers, HMOs, health plans, health care providers and clearinghouses. Health insurers and HMOs are further subject to regulations related to guaranteed issuance (for groups with 50 or fewer lives), guaranteed renewal, and portability of health insurance.

HIPAA also imposes minimum standards for the privacy and security of protected health information. HIPAA's privacy and security requirements were expanded by the Health Information Technology for Economic and Clinical Health Act ("HITECH") that enhanced penalties for HIPAA violations and requires regulated entities to provide notification to various parties in the event of a breach of unsecured protected health information. Regulations pursuant to HITECH continue to be promulgated and are monitored and implemented as they are finalized.

HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. Federal regulations were issued requiring entities subject to HIPAA to update their transaction formats for electronic data interchange from HIPAA 4010 to version 5010 standards and convert from the ICD-9 diagnosis and procedure codes to the ICD-10 diagnosis and procedure codes. The ICD-10 conversion is required by October 1, 2013, though CMS has proposed a rule that would delay the implementation for one year until October 1, 2014.

Other Confidentiality Requirements

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. Neither the HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations that apply to Cigna, and a number of states have adopted data security laws and regulations, regulating data security and requiring security breach notification that may apply to Cigna in certain circumstances.

Antitrust Regulations

Cigna subsidiaries are also engaged in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

Anti-Money Laundering Regulations

Certain Cigna products ("Covered Products" as defined in the Bank Secrecy Act) are subject to U.S. Department of the Treasury anti-money laundering regulations. Cigna has implemented anti-money laundering policies designed to ensure that its Covered Products are underwritten and sold in compliance with these regulations. Cigna may also be subject to anti-money laundering laws in non-U.S. jurisdictions where it operates.

Office of Foreign Assets Control

The Company is also subject to regulation put forth by the Office of Foreign Assets Control of the U.S. Department of the Treasury which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, Cigna may be subject to similar regulations in non-U.S. jurisdictions in which it operates.

Investment-Related Regulations

Depending upon their nature, Cigna's investment management activities are subject to U.S. federal securities laws, ERISA, and other federal and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

I.   Miscellaneous

Cigna and its principal subsidiaries are not dependent on business from one or a few customers. No one customer accounted for 10% or more of Cigna's consolidated revenues in 2012. Cigna and its principal subsidiaries are not dependent on business from one or a few brokers or agents. In addition, Cigna's insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

Cigna had approximately 35,800 employees as of December 31, 2012; 31,400 employees as of December 31, 2011; and 30,600 employees as of December 31, 2010.

18    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1A Risk Factors

ITEM 1A  Risk Factors

As a large company operating in a complex industry, Cigna encounters a variety of risks and uncertainties including those identified in this Risk Factor discussion and elsewhere in this report. Cigna has implemented and maintains enterprise-wide risk management processes, in addition to the risk management processes within its businesses. The factors discussed below represent significant risks and uncertainties that could have a material adverse effect on Cigna's business, liquidity, results of operations or financial condition. These risks and uncertainties are not the only ones Cigna faces. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect Cigna.

Regulatory and Litigation Risks

Health Care Reform legislation, as well as potential additional changes in federal or state regulations, could have a material adverse effect on Cigna's business, results of operations, financial condition and liquidity.

In 2010, Health Care Reform was signed into law, and it is resulting in significant changes to the current U.S. health care system. Health Care Reform mandates broad changes in the delivery of health care benefits that may impact the Company's current business model, including its relationship with current and future customers, producers and health care providers, products, services, processes and technology. Health Care Reform includes, among other requirements, provisions for guaranteed coverage and renewal requirements, prohibitions on annual and lifetime limits on the dollar amount of benefits for essential health services, increased restrictions on rescinding coverage, minimum medical loss ratio and customer rebate requirements, a requirement to cover preventive services on a first dollar basis, and greater controls on premium rate increases for individual and small employer health insurance. It also reduces the Medicare Part D coverage gap and reduces payments to private plans offering Medicare Advantage, as well as provides for state insurance exchanges through which insurers and HMOs will, if qualified, be able to offer insured plans to individuals and small employers. In addition, the legislation imposes an excise tax on high-cost employer-sponsored coverage and annual fees on insurance companies and HMOs that will generally not be deductible for income tax purposes and therefore may adversely impact the Company's effective tax rate. It also limits the amount of compensation for executives of insurers that is tax deductible.

Certain of the law's provisions became effective between 2010 and 2012 and other provisions will take effect from 2013 to 2018. Health Care Reform left many of the details of the new law to be set forth through regulations. While federal agencies have published interim final regulations with respect to certain requirements, many issues remain uncertain, thus the full impact on the Company is not yet known. This legislation could impact the Company significantly by:

•

disrupting the employer-based market, which is currently the primary business model for the Company's Global Health Care segment;

•

causing employers to drop health care coverage for their employees;

•

driving potential cost shifting in the health care delivery system to health insurance companies and HMOs;

•

regulating business practices;

•

imposing new or increasing taxes and financial assessments;

•

limiting the ability to increase premiums to meet costs (including denial or delays in approval and implementation of those rates); and

•

significantly reducing the growth of Medicare program payments.

Accordingly, Health Care Reform, other regulatory reform initiatives or additional changes in existing laws or regulations, or their interpretations, could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

The Medicare business acquired with HealthSpring presents additional risks for Cigna, as the Medicare program has been the subject of recent regulatory reform initiatives, including Health Care Reform. Because Medicare program premiums account for substantially all of the acquired business's revenue, reductions or less than expected increases in funding for Medicare programs (including the potential effect of sequestration) could significantly reduce the Company's profitability, and non-renewal or termination of Medicare contracts would substantially impair the acquired business.

In June 2012, the U.S. Supreme Court upheld the constitutionality of most parts of Health Care Reform, but considerable uncertainty remains and it is difficult to predict the impact of Health Care Reform on the business due to the law's complexity, continuing development of implementing regulations and interpretive guidance. Cigna is unable to predict how these events will develop and what impact they will have on Health Care Reform, and in turn, on Cigna.

For additional information on Health Care Reform, see "Business – Regulation" in Section H beginning on page 14 of this Form 10-K and the "Introduction" section of MD&A beginning on page 32 of this Form 10-K. See also the description of minimum medical loss ratio and customer rebate requirements in the "Business – B. Global Health Care" section beginning on page 2 of this Form 10-K.

CIGNA CORPORATION - 2012 Form 10-K    19

Back to Contents

PART I
ITEM 1A Risk Factors

 Cigna's business is subject to substantial government regulation that, along with new regulation, could increase its costs of doing business and have a material adverse effect on its profitability.

Cigna's business is regulated at the international, federal, state and local levels. The laws and rules governing Cigna's business and related interpretations are increasing in number and complexity, are subject to frequent change and can be inconsistent or even conflict with each other. As a public company with global operations, Cigna is subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, including those related to financial and other disclosures, corporate governance, privacy, data protection, labor and employment, consumer protection, tax and anti-corruption. Cigna must identify, assess and respond to new trends in the legislative and regulatory environments as well as effectively comply with the various existing regulations applicable to its business. Existing or future laws, rules, regulatory interpretations or judgments could force Cigna to change how it does business, restrict revenue and enrollment growth, increase health care, technology and administrative costs, including pension costs and capital requirements, require enhancements to the Company's compliance infrastructure and internal controls environment. Existing or future laws and rules could also require Cigna to take other actions such as changing its business practices for disability payments thereby increasing Cigna's liability in federal and state courts for coverage determinations, contract interpretation and other actions.

In addition, Cigna must obtain and maintain regulatory approvals to market many of its products, to increase prices for certain regulated products and to consummate some of its acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce the Company's revenue or increase its costs. For further information on regulatory matters relating to Cigna, see "Business – Regulation" in Section H of this Form 10-K.

Cigna faces risks related to litigation, regulatory audits and investigations.

Cigna is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of business, including that of administering and insuring employee benefit programs. These could include benefit claims, breach of contract actions, tort claims, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and real estate related disputes. In addition, Cigna incurs and likely will continue to incur liability for claims related to its health care business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

Court decisions and legislative activity may increase Cigna's exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. Cigna currently has insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be sufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of one or more of the legal matters and claims described could result in losses material to Cigna's results of operations, financial condition and liquidity.

A description of material pending legal actions and other legal matters in which Cigna is currently involved is included in Note 24 to Cigna's Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur. Cigna believes that it has valid defenses to the legal matters pending against it and is defending itself vigorously.

In addition, there is heightened review by federal and state regulators of health care and group disability insurance industry business and reporting practices. Cigna is frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, the Centers for Medicare and Medicaid Services (CMS) and, the Office of Inspector General (OIG). With respect to Cigna's Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits) and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor (RAC) audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. In 2012, Cigna significantly expanded its Medicare business with its acquisition of HealthSpring. This expansion of its Medicare business may increase the risks the Company faces from lawsuits, regulatory audits, investigations and other regulatory matters. These regulatory reviews could result in changes to or clarifications of Cigna's business practices or retroactive adjustments to certain premiums, and also could result in significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, that could have a material adverse effect on the Company's business, results of operation, financial condition and liquidity. Additionally, the employee benefits industry remains under scrutiny by various state and federal government agencies and could be subject to governmental efforts to bring criminal actions in circumstances that could previously have given rise only to civil or administrative proceedings.

20    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1A Risk Factors

Business Risks

Future performance of Cigna's business will depend on the Company's ability to execute on its strategic and operational initiatives effectively.

The future performance of Cigna's business will depend in large part on Cigna's ability to effectively implement and execute its strategic and operational initiatives that include: (1) driving growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving its strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals.

Successful execution of these strategic and operational initiatives depends on a number of factors including:

•

differentiating Cigna's products and services from those of its competitors by leveraging its health advocacy capabilities and other strengths in targeted markets, geographies and buyer segments;

•

developing and introducing new products or programs, particularly in response to government regulation and the increased focus on consumer directed products;

•

identifying and introducing the proper mix or integration of products that will be accepted by the marketplace;

•

attracting and retaining sufficient numbers of qualified employees;

•

attracting and engaging a sufficient number of qualified partners, including physicians partners in an environment with a growing shortage of primary care physicians;

•

effectively managing balance sheet exposures, including the Company's pension funding obligation;

•

improving medical cost competitiveness in targeted markets; and

•

reducing Cigna HealthCare's medical operating expenses to achieve sustainable benefits.

If these initiatives fail or are not executed effectively, it could harm the Company's consolidated financial position and results of operations. For example, reducing operating expenses while maintaining the necessary resources and the Company's talent pool is important to the Company and, if not managed effectively, could have long-term effects on the business such as failure to maintain or improve the quality of its products and limiting its ability to retain or hire key personnel. In addition, to succeed, the Company must align its organization to its strategy. Cigna must effectively integrate its operations, including its most recently acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set and a focus on individual customers. If the Company fails to do so, it may be unable to grow as planned, or the result of expansion may be unsatisfactory. Also, the current competitive, economic and regulatory environment will require Cigna's organization to adapt rapidly and nimbly to new opportunities and challenges. The Company will be unable to do so if it does not make important decisions quickly, define its appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

As a global company, Cigna faces political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect its multinational operations or the Company's long-term growth.

As a global company, Cigna's business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political, legal, operational, regulatory, economic and other risks, including government intervention and censorship that the Company does not face in its U.S. operations. The global nature of Cigna's business and operations presents challenges including, but not limited, to those arising from:

•

varying regional and geopolitical business conditions and demands;

•

discriminatory regulation, nationalization or expropriation of assets;

•

price controls or other pricing issues and exchange controls or other restrictions that prevent it from transferring funds from these operations out of the countries in which it operates or converting local currencies that our foreign operations hold into U.S. dollars or other currencies;

•

foreign currency exchange rates and fluctuations that may have an impact on the future costs or on future sales and cash flows from the Company's international operations, and any measures that it may implement to reduce the effect of volatile currencies and other risks of its international operations may not be effective;

•

reliance on local sales forces for some of its operations in countries that may have labor problems and less flexible employee relationships that can be difficult and expensive to terminate, or where changes in local regulation or law may disrupt the business operations;

•

risk associated with managing Cigna's partner relationships in accordance with business objectives in countries where our foreign businesses voluntarily operate or are required to operate with local business partners;

•

challenges associated with managing more geographically diverse operations and projects;

•

the need to provide sufficient levels of technical support in different locations;

•

political instability or acts of war, terrorism, natural disasters, pandemics in locations where Cigna operates; and

•

general economic and political conditions.

These factors may increase in importance as Cigna continues to expand globally, and any one of these challenges could negatively affect the Company's operations or its long-term growth. Currently, South Korea is the single largest geographic market in Cigna's Global

CIGNA CORPORATION - 2012 Form 10-K    21

Back to Contents

PART I
ITEM 1A Risk Factors

Supplemental Benefits segment. South Korea generated 54% of the segment's revenues and 90% of the segment's earnings in 2012. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and the Company's consolidated financial results. Further, expansion into new markets may require considerable management time before any significant revenues and earnings are generated, that could divert management's attention from other strategic activities.

International operations also require the Company to devote significant management resources to implement its controls and systems in new markets, to comply with the U.S. anti-bribery and anti-corruption as well as anti-money laundering provisions and similar laws in local jurisdictions and to overcome logistical and other challenges based on differing languages, cultures and time zones. Violations of these laws and regulations could result in fines, criminal sanctions against the Company, its officers or employees, prohibitions on the conduct of its business, and reputational harm. Cigna must regularly reassess the size, capability and location of its global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in its business and operations. Cigna's success depends, in part, on its ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on Cigna's business, results of operations, financial condition, liquidity and long-term growth.

Successful management of Cigna's outsourcing projects and key vendors including taking steps to ensure that third parties that obtain access to sensitive personal information maintain its confidentiality and security, is important to its business.

To improve operating costs, productivity and efficiencies, Cigna outsources selected functions to third parties. Cigna takes steps to monitor and regulate the performance of independent third parties who provide services or to whom the Company delegates selected functions. These third parties include information technology system providers, independent practice associations, providers of medical management services, call center and claim service providers and various types of other service providers.

Arrangements with key vendors may make Cigna's operations vulnerable if third parties fail to satisfy their obligations to the Company, including their obligations to maintain and protect the security and confidentiality of the Company's information and data, as a result of their performance, changes in their own operations, financial condition, or other matters outside of Cigna's control. The Company has limited control over the actions of third-party providers even though contracts provide certain protections. Noncompliance with any privacy or security laws and regulations or any security breach involving one of its third-party service providers could have a material adverse effect on its business, results of operations, financial condition, liquidity and reputation. In addition, to the extent Cigna outsources selected services or selected functions to third parties in foreign jurisdictions, the Company could be exposed to risks inherent in conducting business outside of the United States, including international economic and political conditions, and the additional costs associated with complying with foreign laws and fluctuations in currency values.

The expanding role of third party service vendors may also require changes to Cigna's existing operations and the adoption of new procedures and processes for retaining and managing these providers, as well as redistributing responsibilities as needed, in order to realize the potential productivity and operational efficiencies. Effective management, development and implementation of its outsourcing strategies are important to Cigna's business and strategy. If there are delays or difficulties in enhancing business processes or its third party providers do not perform as anticipated, Cigna may not fully realize on a timely basis the anticipated economic and other benefits of the outsourcing projects or other relationships it enters into with key vendors, which could result in substantial costs or regulatory compliance issues, divert management's attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for the Company. Terminating or transitioning arrangements with key vendors could result in additional costs and risks of operational delays, potential errors and possible control issues as a result of the termination or during the transition phase.

Acquisitions, including HealthSpring, involve risks and the Company may not realize the expected benefits because of integration difficulties, underperformance relative to Cigna's expectations and other challenges.

As part of the Company's growth strategy, Cigna regularly considers strategic transactions, including acquisitions, with the expectation that these transactions will result in various benefits. Cigna's ability to achieve the anticipated benefits of acquisitions is subject to a number of uncertainties, including whether Cigna integrates its acquired companies in an efficient and effective manner, the performance of the acquired businesses and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues, goodwill impairment charges, and diversion of management's time and energy.

In January 2012, Cigna acquired HealthSpring, an operator of Medicare Advantage coordinated care plans in 13 states and the District of Columbia. The success of the HealthSpring acquisition depends on Cigna's ability to integrate HealthSpring with its existing businesses and the performance of the acquired business. The potential difficulties of integrating the operations of HealthSpring and achieving the performance expected of the acquired businesses include: implementing the Company's business plan for the combined business; executing Cigna's growth plans by leveraging its capabilities and those of the businesses acquired in serving the Seniors segment; unanticipated issues in integrating logistics, information, communications and other systems; changes in applicable laws and regulations or conditions imposed by regulators; retaining key employees; operating risks inherent in HealthSpring's business and

22    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1A Risk Factors

Cigna's business; retaining and growing membership; renewing or successfully rebidding for contracts with CMS, including maintaining or improving upon the CMS performance plan star ratings; leveraging the information technology platform of the acquired businesses; and unanticipated issues, costs, obligations and liabilities. If Cigna is unable to integrate the HealthSpring business successfully, or if the acquired business' performance evaluations under contracts with CMS are adverse, these factors could have a material adverse effect on Cigna's business, results of operations, financial condition and liquidity and could affect expectations for future revenue and earnings growth.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of acquired businesses is likely to result in Cigna's systems and controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of acquired businesses into the Company's control system could cause it to fail to meet its financial reporting obligations. Ineffective internal controls could also cause investors to lose confidence in the Company's reported financial information, which could have a negative effect on the trading price of Cigna's stock and its access to capital.

Cigna's business depends on its ability to properly maintain the integrity of its data and the uninterrupted operation of its systems and business functions, including information technology and other business systems.

Cigna's business depends on effective information systems and the integrity and timeliness of the data it uses to run its business. Cigna's business strategy requires providing customers and health care professionals with Internet-enabled products and information to meet their needs. Cigna's ability to adequately price its products and services, establish reserves, provide effective and efficient service to its customers, and to timely and accurately report its financial results also depends significantly on the integrity of the data in its information systems. If the information Cigna relies upon to run its businesses were found to be inaccurate or unreliable due to fraud or other error, or if Cigna (or the third-party service parties it utilizes) were to fail to maintain information systems and data integrity effectively, the Company could experience difficulties with: operational disruptions (that may impact customers and health care professionals); determining medical cost estimates and establishing appropriate pricing; retaining and attracting customers; regulatory compliance and other challenges.

In addition, Cigna's business is highly dependent upon its ability to perform, in an efficient and uninterrupted fashion, its necessary business functions, such as: claims processing and payment; internet support and customer call centers; and the processing of new and renewal business. Failure to comply with relevant regulations, a power outage, pandemic, cyber-attack or other failure of one or more of information technology, telecommunications or other systems could cause slower system response times resulting in claims not being processed as quickly as clients desire, decreased levels of client service and client satisfaction, and harm to Cigna's reputation. Because Cigna's information technology and telecommunications systems interface with and depend on third-party systems, Cigna could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could result in a deterioration of Cigna's ability to pay claims in a timely manner, provide customer service, write and process new and renewal business, or perform other necessary corporate functions, and could have a material adverse effect on Cigna's business, results of operations, financial condition and liquidity.

Like other companies in our industry, we have been and may in the future be the subject of cybersecurity breaches. Computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If a cybersecurity breach of Cigna's computer systems or the computer systems of a third-party service provider occurs, it could also interrupt Cigna's operations and damage Cigna's reputation. Cigna could also be subject to liability if sensitive customer information is misappropriated. Any publicized compromise of security could result in a loss of existing or new customers, increased operating expenses, financial losses, and additional litigation or other claims that could have a material adverse effect on Cigna's business, results of operations, financial condition and liquidity.

Effective investment in and execution of improvements in the Company's information technology infrastructure and functionality are important to its strategy and failure to do so may impede its ability to deliver the services required in the evolving marketplace at a competitive cost.

Cigna's information technology strategy and execution are critical to the continued success of the Company. Increasing regulatory and legislative mandated changes will place additional demands on Cigna's information technology infrastructure, which could have a direct impact on available resources for projects more directly tied to strategic initiatives. The Company must continue to invest in long-term solutions that will enable it to anticipate customer needs and expectations, enhance the customer experience and act as a differentiator in the market. Cigna's success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support the Company's business processes in a cost-efficient and resource-efficient manner. Cigna also must develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may impede the Company's ability to deliver services at a competitive cost. Furthermore, system development projects are long-term in nature, may be more costly than expected to complete and may not deliver the expected benefits upon completion.

CIGNA CORPORATION - 2012 Form 10-K    23

Back to Contents

PART I
ITEM 1A Risk Factors

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect the Company.

Failure of Cigna's prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with Cigna's internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect Cigna's reputation and also expose it to litigation and other proceedings, fines and penalties. Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to the Company are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted to enhance regulators' enforcement powers and whistleblower incentives and protections, mean that Cigna's compliance efforts in this area will continue to require significant resources.

In addition, provider or customer fraud that is not prevented or detected could impact Cigna's medical costs or those of its self-insured customers. Further, during an economic downturn, Cigna's segments, including Global Health Care, Group Disability and Life and Global Supplemental Benefits, may see increased fraudulent claims volume that may lead to additional costs due to an increase in disputed claims and litigation.

Cigna's pharmacy benefit management business is subject to a number of risks and uncertainties, in addition to those Cigna faces with its health care business.

Cigna's pharmacy benefit management business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. Noncompliance with such regulations could have a material adverse effect on Cigna's business, results of operations, financial condition, liquidity and reputation.

The Company's pharmacy benefit management business would also be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and could suffer claims and reputational harm in connection with purported errors by Cigna's mail order or retail pharmacy businesses. Disruptions at any of the Company's pharmacy business facilities due to failure of technology or any other failure or disruption to these systems or to the infrastructure due to fire, electrical outage, natural disaster, acts of terrorism or some other catastrophic event could reduce Cigna's ability to process and dispense prescriptions and provide products and services to customers, that could have a material adverse effect on Cigna's business, results of operations, financial condition and liquidity.

In operating its onsite clinics and medical facilities, the Company may be subject to additional liability, that could result in significant time and expense and divert management's attention from other strategic activities.

The Company employs physicians, nurse practitioners, nurses and other health care professionals at onsite low acuity and primary care clinics it operates for the Company's customers (as well as certain clinics for Company employees). Through the HealthSpring business acquired in 2012, Cigna also operates LivingWell health centers and health care practices for its customers. In addition, the Company owns and operates medical facilities in the Phoenix, Arizona metropolitan area, including multispecialty health care centers, outpatient surgery and urgent care centers, low acuity clinics, laboratory, pharmacy and other operations that employ primary care as well as specialty care physicians and other types of health care professionals. As a direct employer of health care professionals and as an operator of primary and low-acuity care clinics and other types of medical facilities, the Company is subject to liability for negligent acts, omissions, or injuries occurring at one of its clinics or caused by one of its employees. Even if any claims brought against the Company were unsuccessful or without merit, it would have to defend against such claims. The defense of any actions may be time-consuming and costly, and may distract management. As a result, Cigna may incur significant expenses that could have a material adverse effect on Cigna's business, results of operations, financial condition, and liquidity.

Cigna faces competitive pressure, particularly price competition, that could result in premiums which are insufficient to cover the cost of the health care services delivered to its members and inadequate medical claims reserves.

While health plans compete on the basis of many factors, including service quality of clinical resources, claims administration services and medical management programs, and quality, sufficiency and cost effectiveness of health care professional network relationships, Cigna expects that price will continue to be a significant basis of competition. Cigna's customer contracts are subject to negotiation as customers seek to contain their costs, and customers may elect to reduce benefits in order to constrain increases in their benefit costs. Such an election may result in lower premiums for the Company's products, and even though it may also reduce Cigna's costs, it could still adversely affect Cigna's financial results. Alternatively, the Company's customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable premiums.

Factors such as business consolidations, strategic alliances, legislative reform and marketing practices create pressure to contain premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to be affiliated with insurance companies that may lead to new competitors with significant financial resources in the insurance and health benefits fields. The Company's product margins and

24    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1A Risk Factors

growth depend, in part, on its ability to compete effectively in its markets, set rates appropriately in highly competitive markets to keep or increase its market share, increase membership as planned, and avoid losing accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience.

Cigna's profitability depends, in part, on its ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design. Premiums in the health care business are generally fixed for one-year periods. Accordingly, future cost increases in excess of medical cost projections reflected in pricing cannot generally be recovered in the current contract year through higher premiums. Although Cigna bases the premiums it charges on its estimate of future health care costs over the fixed premium period, actual costs may exceed what was estimated and reflected in premiums. Factors that may cause actual costs to exceed premiums include: medical cost inflation; higher than expected utilization of medical services; the introduction of new or costly treatments and technology; and membership mix.

Cigna records medical claims reserves for estimated future payments. The Company continually reviews estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and makes necessary adjustments to its reserves. However, actual health care costs may exceed what was estimated.

Significant stock market declines could result in additional pension obligations, increased funding for those obligations, and increased pension plan expenses.

Cigna currently has unfunded obligations in its frozen pension plans. A significant decline in the value of the plan's equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase Cigna's expenses and change the timing and amount of required plan funding that could reduce the cash available to Cigna, including its subsidiaries. See Note 10 to Cigna's Consolidated Financial Statements for more information on the Company's obligations under the pension plan.

Significant changes in market interest rates affect the value of Cigna's financial instruments that promise a fixed return or benefit and the value of particular assets and liabilities.

As an insurer, Cigna has substantial investment assets that support insurance and contractholder deposit liabilities. Generally low levels of interest rates on investments, such as those experienced in United States and foreign financial markets during recent years, have negatively impacted the level of investment income earned by the Company in recent periods, and such lower levels of investment income would continue if these lower interest rates were to continue.

Substantially all of the Company's investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates could reduce the value of the Company's investment portfolio and increase interest expense if Cigna were to access its available lines of credit.

The Company is also exposed to interest rate and equity risk associated with the Company's pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of the Company's pension plans and the Company's reinvestment yield on new investments.

A downgrade in the financial strength ratings of Cigna's insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in Cigna's debt ratings would increase the cost of borrowed funds and affect the Company's ability to access capital.

Financial strength, claims paying ability and debt ratings by recognized rating organizations are an important factor in establishing the competitive position of insurance companies and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. Cigna believes the claims paying ability and financial strength ratings of its principal insurance subsidiaries are an important factor in marketing its products to certain of Cigna's customers. In addition, Cigna Corporation's debt ratings impact both the cost and availability of future borrowings, and accordingly, its cost of capital. Each of the rating agencies reviews Cigna's ratings periodically and there can be no assurance that current ratings will be maintained in the future. In addition, a downgrade of these ratings could make it more difficult to raise capital and to support business growth at Cigna's insurance subsidiaries.

Insurance ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. The principal agencies that rate Cigna's insurance subsidiaries characterize their insurance rating scales as follows:

•

A.M. Best Company, Inc. ("A.M. Best"), A++ to S ("Superior" to "Suspended");

•

Moody's Investors Service ("Moody's"), Aaa to C ("Exceptional" to "Lowest");

•

Standard & Poor's Corp. ("S&P"), AAA to R ("Extremely Strong" to "Regulatory Action"); and

•

Fitch, Inc. ("Fitch"), AAA to D ("Exceptionally Strong" to "Order of Liquidation").

CIGNA CORPORATION - 2012 Form 10-K    25

Back to Contents

PART I
ITEM 1A Risk Factors

As of February 28, 2013, the insurance financial strength ratings were as follows for the Cigna subsidiaries, Connecticut General Life Insurance Company ("CGLIC"), Life Insurance Company of North America ("LINA") and Cigna Health & Life Insurance Company ("CHLIC"):

	CGLIC Insurance Ratings (1)	LINA Insurance Ratings (1)	CHLIC Insurance Ratings (1)

A.M. Best	A ("Excellent," 3rd of 16)	A ("Excellent," 3rd of 16)	A ("Excellent," 3rd of 16)
Moody's	A2 ("Good," 6th of 21)	A2 ("Good," 6th of 21)	A2 ("Good," 6th of 21)
S&P	A ("Strong," 6th of 21)	(Not Rated)	A ("Strong," 6th of 21)
Fitch	A ("Strong," 6th of 19)	A ("Strong," 6th of 19)	(Not Rated)

(1)

Includes the rating assigned, the agency's characterization of the rating and the position of the rating in the agency's rating scale (e.g., CGLIC's rating by A.M. Best is the 3rd highest rating awarded in its scale of 16).

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads, which could impact the Company's ability to raise or deploy capital as well as affect the Company's overall liquidity.

If the equity markets and credit market experience extreme volatility and disruption, there could be downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. Extreme disruption in the credit markets could adversely impact the Company's availability and cost of credit in the future. In addition, unpredictable or unstable market conditions or continued pressure in the global or U.S. economy, such as the sovereign debt crisis in the European Union and uncertainty regarding the U.S. fiscal position, including with respect to the federal debt ceiling, could result in reduced opportunities to find suitable opportunities to raise capital.

In November 2011, Cigna issued $2.1 billion in aggregate principal amount of senior notes to finance part of the cost for the HealthSpring acquisition. As of December 31, 2012, the Company's outstanding long-term debt totaled $5.0 billion. Cigna's increased debt obligations could make the Company more vulnerable to general adverse economic and industry conditions and require the Company to dedicate increased cash flow from operations to the payment of principal and interest on its debt, thereby reducing the funds it has available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, the Company's ability to execute on its strategy may be limited, its flexibility in planning for or reacting to changes in its business and market conditions may be reduced, or its access to capital markets may be limited such that additional capital may not be available or may only be available on unfavorable terms.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

The economic conditions in the U.S. and globally continue to be challenging. Continued concerns about slow economic growth, high unemployment rates, the sovereign debt crisis in the European Union and uncertainty regarding the U.S. fiscal position, geopolitical issues, the availability and cost of credit and other capital, consumer spending and other factors continue to negatively impact expectations for the U.S. and global economy. Unfavorable economic conditions could cause lower enrollment in our plans and negatively impact the demand for certain of our products and services as employers try to reduce their operating costs. As a result, they may modify, delay or cancel plans to purchase the Company's products, may make changes in the mix of products purchased that are unfavorable to the Company, or may be forced to reduce their workforces. Specifically, higher unemployment rates as a result of an economic downturn could lead to lower enrollment in the Company's employer group plans, lower enrollment in our non-employer individual plans and a higher number of employees opting out of Cigna's employer group plans. The adverse economic conditions could also cause employers to stop offering certain health care coverage as an employee benefit or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs. All of these developments could lead to a decrease in Cigna's membership levels and premium and fee revenues. Additionally, Cigna's previous disability claim experience and industry data indicate that submitted disability claims rise under adverse economic conditions, although the impact of the current adverse economic conditions is not clear. Further, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to the Company. Further, our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business. All of these could lead to a decrease in our membership levels and revenues, and could materially and adversely affect our business, results of operations and financial condition. In addition, a prolonged unfavorable economic environment could adversely impact the financial position of hospitals and other care providers, which could increase our medical costs as hospitals and other care providers attempt to maintain revenue levels in their efforts to adjust to their own economic challenges. The same conditions that may affect Cigna's customers and network also could adversely affect its vendors, causing them to significantly and quickly increase their prices or reduce their output. Cigna's business depends on its ability to perform its necessary business functions in an efficient and uninterrupted fashion.

26    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
ITEM 1A Risk Factors

During a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in federal and state government coverage programs, such as Medicare and social security. In addition, the state and federal budgetary pressures could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and health maintenance organizations and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

Cigna is subject to the credit risk of its reinsurers.

Cigna enters into reinsurance arrangements with other insurance companies, primarily to limit losses from large exposures or to permit recovery of a portion of direct losses. The Company may also enter into reinsurance arrangements in connection with acquisition or divestiture transactions where the underwriting company is not being acquired or sold. The run-off businesses that Cigna has effectively exited through reinsurance include, among others: the retirement benefit business reinsured by Prudential Retirement Insurance and Annuity Company; the individual life insurance and annuity business reinsured by Lincoln National Life Insurance Company and Lincoln Life and Annuity of New York; and the VADBe and GMIB businesses reinsured by Berkshire Hathaway Life Insurance Company of Nebraska on February 4, 2013.

Under all reinsurance arrangements, reinsurers assume insured losses, subject to certain limitations or exceptions that may include a loss limit. These arrangements also subject Cigna to various obligations, representations and warranties with the reinsurers. Reinsurance does not relieve the Company of liability as the originating insurer. Cigna remains liable to the underlying policyholders if a reinsurer defaults on obligations under the reinsurance arrangement. Although the Company regularly evaluates the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, the Company will be forced to cover the claims on the reinsured policies.

The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the magnitude and type of collateral supporting the Company's reinsurance recoverable, such as by sufficient qualifying assets in trusts or letters of credit issued. Although a portion of the Company's reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

CIGNA CORPORATION - 2012 Form 10-K    27

Back to Contents

PART I
ITEM 1B Unresolved Staff Comments

ITEM 1B  Unresolved Staff Comments

None.

ITEM 2  Properties

Cigna's global real estate portfolio consists of approximately 8.1 million square feet of owned and leased properties. Our domestic portfolio has approximately 6.7 million square feet in 40 states, the District of Columbia, and Puerto Rico. Our International properties contain approximately 1.4 million square feet located throughout the following countries: Belgium, Canada, China, France, Germany, Hong Kong, India, Indonesia, Ireland, Italy, Malaysia, Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

Our principal, domestic office locations, including various support operations, along with Group Disability and Life Insurance, Health Services, Core Medical and Service Operations and the domestic office of Cigna's Global Supplemental Benefits business are the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (Cigna's corporate headquarters) and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building measures approximately 833,000 square feet and is owned, while Two Liberty Place measures approximately 462,000 square feet and is leased office space.

Cigna believes its properties are adequate and suitable for its business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3  Legal Proceedings

The information contained under "Litigation and Other Legal Matters" in Note 24 to Cigna's Financial Statements beginning on page 122 of this Form 10-K, is incorporated herein by reference.

ITEM 4  Mine Safety Disclosures

Not applicable.

28    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

MARK L. BOXER, 53, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011; Executive Vice President and President of Wellpoint's Operations, Technology and Government Services unit, as well as other senior management roles at WellPoint from November 2000 until November 2008.

DAVID M. CORDANI, 47, Chief Executive Officer of Cigna beginning December 2009; Director since 2009; President beginning June 2008; Chief Operating Officer from June 2008 until December 2009; and President of Cigna HealthCare from July 2005 until June 2008.

HERBERT A. FRITCH, 61, President, Cigna HealthSpring beginning January 2012; Chairman of the Board and Chief Executive Officer of HealthSpring and its predecessor, NewQuest, LLC, from commencement of operations in September 2000 until HealthSpring was acquired by Cigna in January 2012; also served as President of HealthSpring, from September 2000 until October 2008.

DAVID D. GUILMETTE, 51, President, Global Employer Segment beginning July 2012; President, National, Pharmacy and Product from November 2011 until July 2012; President, National Segment from February 2010 until November 2011; and Managing Director of Towers Perrin Global Health & Welfare from January 2005 until January 2010.

NICOLE S. JONES, 42, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; Vice President and Chief Counsel of Domestic Health Service, Securities and Investment Law of Cigna from September 2006 until April 2008; and Corporate Secretary of Cigna from September 2006 until April 2010.

MATTHEW G. MANDERS, 51, President, Regional and Operations beginning November 2011; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010; and President, of Cigna's Customer Segments from July 2006 until June 2009.

JOHN M. MURABITO, 54, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

RALPH J. NICOLETTI, 55, Executive Vice President and Chief Financial Officer of Cigna beginning June 2011; Executive Vice President and Chief Financial Officer of Alberto-Culver, Inc. from August 2009 until May 2011; and Senior Vice President and Chief Financial Officer of Alberto-Culver, Inc. from February 2007 until August 2009;

JASON D. SADLER, 44, President, Global Individual Health, Life and Accident beginning July 2010, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

CIGNA CORPORATION - 2012 Form 10-K    29

Back to Contents

PART II

ITEM 5  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data-Stock and Dividend Data" appears on page 127 and the number of shareholders of record as of December 31, 2012 appears under the caption "Highlights" on page 31 of this Form 10-K. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2012:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2012	2,467,731	$ 49.55	2,464,898	$ 314,709,797
November 1-30, 2012	4,612	$ 53.07	–	$ 314,709,797
December 1-31, 2012	9,501	$ 53.13	–	$ 314,709,797

TOTAL	2,481,844	$ 49.57	2,464,898	N/A

(1)

Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company's equity compensation plans. Employees tendered 2,833 shares in October, 4,612 in November and 9,501 shares in December 2012.

(2)

Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. Through December 31, 2012, the Company had repurchased approximately 4.4 million shares for approximately $208 million. Remaining authorization under the program was approximately $315 million as of December 31, 2012. On February 27, 2013, the Company's Board of Directors increased share repurchase authority by $500 million, making the remaining authorization $815 million as of February 28, 2013.

(3)

Approximate dollar value of shares is as of the last date of the applicable month.

30    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 6 Selected Financial Data

ITEM 6  Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2012	2011	2010	2009	2008

Revenues
Premiums and fees and other revenues	$26,308	$19,210	$18,528	$16,018	$16,880
Net investment income	1,144	1,146	1,105	1,014	1,063
Mail order pharmacy revenues	1,623	1,447	1,420	1,282	1,204
Realized investment gains (losses)	44	62	75	(43)	(170)

TOTAL REVENUES	$29,119	$21,865	$21,128	$18,271	$18,977

Results of Operations:
Global Health Care	$1,418	$1,105	$940	$775	$732
Group Disability and Life	279	295	305	306	282
Global Supplemental Benefits	142	97	84	107	70
Run-off Reinsurance	–	(183)	26	185	(646)
Other Operations	82	89	85	86	87
Corporate	(329)	(184)	(211)	(142)	(162)
Realized investment gains (losses), net of taxes and noncontrolling interest	31	41	50	(26)	(110)

Shareholders' income from continuing operations	1,623	1,260	1,279	1,291	253
Income from continuing operations attributable to redeemable noncontrolling interest	1	–	–	–	–
Income from continuing operations attributable to other noncontrolling interest	–	1	4	3	2

Income from continuing operations	1,624	1,261	1,283	1,294	255
Income from discontinued operations, net of taxes	–	–	–	1	4

NET INCOME	$1,624	$1,261	$1,283	$1,295	$259

Shareholders' income per share from continuing operations:
Basic	$5.70	$4.65	$4.69	$4.71	$0.91
Diluted	$5.61	$4.59	$4.65	$4.69	$0.91
Shareholders' net income per share:
Basic	$5.70	$4.65	$4.69	$4.71	$0.93
Diluted	$5.61	$4.59	$4.65	$4.69	$0.92
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Total assets	$53,734	$50,697	$45,393	$42,794	$41,206
Long-term debt	$4,986	$4,990	$2,288	$2,436	$2,090
Shareholders' equity	$9,769	$7,994	$6,356	$5,198	$3,392
Per share	$34.18	$28.00	$23.38	$18.95	$12.51
Common shares outstanding (in thousands)	285,829	285,533	271,880	274,257	271,036
Shareholders of record	7,885	8,178	8,568	8,888	9,014
Employees	35,800	31,400	30,600	29,300	30,300

Effective December 31, 2012, the Company changed its external reporting segments. See Note 23 to the Consolidated Financial Statements for additional information. Prior year segment information has been conformed to the new segment structure.

See Note 2 to the Consolidated Financial Statements for further discussion of changes resulting from the retrospective adoption of amended accounting guidance for deferred policy acquisition costs in 2012.

Beginning in 2010, the Company began reporting the expense associated with its frozen pension plans in Corporate. Prior periods were not restated. The effect on prior periods was not material.

In 2008, the Company recorded significant charges related to the guaranteed minimum income benefits and guaranteed minimum death benefits businesses of the Run-off Reinsurance segment, as well as an after-tax litigation charge of $52 million in Corporate related to the Cigna pension plan.

CIGNA CORPORATION - 2012 Form 10-K    31

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

As used in this document, "Cigna" the "Company", "we" and "our" may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries. The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security. Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets. In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to its financial condition and results of operations, as well as to trends and assumptions that may affect the Company. Generally, forward-looking statements can be identified through the use of predictive words (e.g. "Outlook for 2013"). Actual results may differ from the Company's predictions.

Some factors that could cause results to differ are discussed throughout Management's Discussion and Analysis ("MD&A"), including in the Cautionary Statement. The forward-looking statements contained in this filing represent management's current estimate as of the date of this filing. Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of December 31, 2012, compared with December 31, 2011, and a comparison of results of operations for the years ended December 31, 2012, 2011 and 2010.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States ("GAAP"). See Note 2 to the Consolidated Financial Statements for the effect of the January 2012 retrospective adoption of the amended accounting guidance for deferred policy acquisition costs. Certain reclassifications have been made to prior period amounts to conform to the presentation of 2012 amounts.

See Note 2 to the Consolidated Financial Statements for additional information.

Effective December 31, 2012, Cigna changed its external reporting segments to reflect the Company's realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of our global clients and customers. Management believes the realignment of its businesses will enable the Company to more effectively address global health services challenges by leveraging best practices across geographies to improve the health, well being and sense of security of the global customers that the Company serves. The changes in the Company's internal financial reporting structure, to support this realignment, took effect on December 31, 2012 and resulted in changes to our external reporting segments. The Company's results are now aggregated based on the nature of the Company's products and services, rather than its geographies.

The primary segment reporting change is that the two businesses that comprised the former International segment (international health care

32    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

and supplemental health, life and accident) are now reported as follows:

•

substantially all of the international health care business (comprised primarily of the global health benefits business) is now reported with the former Health Care segment and renamed Global Health Care; and

•

the supplemental health, life and accident business becomes a separate reporting segment named Global Supplemental Benefits.

As a result of these changes, the financial results of Cigna's businesses are now reported in the following segments:

•

Global Health Care aggregates the following two operating segments:

•

Commercial (including the international health care business)

•

Government

•

Group Disability and Life

•

Global Supplemental Benefits

•

Run-off Reinsurance and

•

Other Operations, including Corporate-owned Life Insurance.

Prior year segment information has been conformed to the new segment structure.

Significant Factors Affecting the Company

For information on the Company's business strategy, see the "Description of Business" section of this Form 10-K beginning on page 1. The Company's ability to increase revenue, shareholders' net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company's ability to:

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

•

Medicare reimbursement rates issued by the Centers for Medicare and Medicaid Services ("CMS"), including the bonus structure based on CMS performance ratings; and

•

federal, state and international regulation.

The Company regularly monitors the trends impacting operating results from the above mentioned key factors to appropriately respond to economic and other factors affecting its operations, both in its ongoing and run-off operations.

Run-off Operations

As of December 31, 2012 the Company's run-off reinsurance operations had significant exposures, primarily from its guaranteed minimum death benefits ("GMDB", also known as "VADBe") and guaranteed minimum income benefits ("GMIB") products. Effective February 4, 2013, the Company entered into an agreement to reinsure 100% of the Company's future exposures for these businesses, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit. See Note 25 to the Consolidated Financial Statements for additional information.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act ("Health Care Reform") were signed into law. Certain of the law's provisions are already effective while others will take effect from 2013 to 2018. The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be adopted in the future. Management is currently unable to estimate the full impact of Health Care Reform on the Company's future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions as well as the potential for the law to be amended. It is possible, however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Commercial minimum medical loss ratio requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to employers and customers covered under the Company's comprehensive commercial medical insurance plans if certain annual minimum loss ratios are not met. The Company recorded its rebate accrual based on estimated medical loss ratios calculated as prescribed by the U.S. Department of Health and Human Services ("HHS") using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance. HHS regulations permit adjustments to be made to the claims used in the calculation for Cigna's international health care and limited benefits plans subject to the MLR minimums. The adjustments for limited benefit plans are only allowed through 2014. In 2012, the Company accrued an estimated rebate of $37 million pre-tax ($24 million after-tax), compared with an accrual of $63 million pre-tax ($41 million after-tax) in 2011. The Company paid $77 million in 2012, slightly higher than the estimated rebate accrual of $63 million, primarily due

CIGNA CORPORATION - 2012 Form 10-K    33

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

to the favorable claim run-out of 2011 estimated claim reserves in 2012. The decrease in the 2012 estimated rebate accrual compared to 2011 reflects changes to the 2012 minimum loss ratio calculation in accordance with HHS regulations that can include combined 2011 and 2012 experience including rebates paid for the 2011 plan year, lower premiums resulting from a change in business practice regarding the billing for broker commissions, as well as modestly higher loss ratios due to slightly higher utilization.

Health Care Reform imposes new fees on health insurers that become payable in 2013 and 2014. Payment of these fees will result in charges to the Company's financial results in future periods. These fees will generally not be tax deductible with the exception of the reinsurance assessments on insurers and HMOs. Accordingly, the Company's effective tax rate is expected to be adversely impacted in future periods. The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders' net income and the effective tax rate because guidance for these calculations has not been finalized.

Health Care Reform also impacts Cigna's Medicare Advantage and Medicare Part D prescription drug plan businesses acquired with HealthSpring in a variety of additional ways, including reduced Medicare premium rates (that began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating of four or five stars from CMS, and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.

Effective in 2014, each state is required to establish a health insurance exchange for individuals and small employers with enrollment processes scheduled to commence in October of 2013. These exchanges may either be state-based, a state partnership, or federally facilitated. Of the ten states where the Company currently offers individual coverage, most currently expect to use a federally facilitated exchange. Cigna will continue to evaluate its potential participation in these exchanges in each market as they develop.

On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of most parts of Health Care Reform, including the obligation to purchase health care coverage (the "individual mandate"). Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers on the conversion of legislation to regulation. In addition, management is implementing the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform. These opportunities include the continued evolution and innovation of our broad health and wellness portfolio to improve the health and productivity of our clients and customers, as well as the expansion of our physician partnership capabilities to improve the quality of care and service experience for our customers while lowering costs and improving overall value.

For additional information regarding Health Care Reform, see the "Regulation" section of the Company's 2012 Form 10-K.

Realignment and Efficiency Plan

During the third quarter of 2012, the Company, in connection with the execution of its strategy, committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency. As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012, consisting primarily of severance costs. The Global Health Care segment reported $65 million pre-tax ($42 million after-tax) of the charge. The remainder was reported as follows: $9 million pre-tax ($6 million after- tax) in Global Supplemental Benefits and $3 million pre-tax ($2 million after-tax) in Group Disability and Life. The severance costs are expected to be substantially paid in 2013. The Company expects to realize annualized after-tax savings of approximately $60 million, the majority of which is expected to be reinvested in the business in order to enhance the Company's ability to provide superior service and affordable products to our customers.

Acquisitions and Dispositions

In line with its growth strategy, the Company has strengthened its market position through various acquisition transactions. See Note 3 to the Consolidated Financial Statements for additional information.

34    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations – Executive Summary

The Company measures the financial results of its segments using "segment earnings (loss)", that is defined as shareholders' net income (loss) before after-tax realized investment results. Adjusted income (loss) from operations is defined as consolidated segment earnings (loss) excluding special items (described in the table below) and the results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by the Company's management because it presents the underlying results of operations of the Company's businesses and permits analysis of trends in underlying revenue, expenses and shareholders' net income. This measure is not determined in accordance with accounting principles generally accepted in the United States ("GAAP") and should not be viewed as a substitute for the most directly comparable GAAP measure, that is shareholders' net income.

The Company excludes special items because management does not believe they are representative of the Company's underlying results of operations. The Company also excludes the results of the GMIB business because the changes in the fair value of GMIB assets and liabilities are volatile and unpredictable. See the Run-off Reinsurance section of the MD&A for additional information on GMIB. Because of this volatility, and since the GMIB business is in run-off, management does not believe that its results are meaningful in assessing underlying results of operations.

Summarized below is a reconciliation between shareholders' income from continuing operations and adjusted income from operations.

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$26,187	$18,966	$18,274
Net investment income	1,144	1,146	1,105
Mail order pharmacy revenues	1,623	1,447	1,420
Other revenues	121	244	254
Realized investment gains	44	62	75

Total revenues	29,119	21,865	21,128
Benefits and expenses	26,642	19,989	19,326

Income before income taxes	2,477	1,876	1,802
Income taxes	853	615	519

Net income	1,624	1,261	1,283
Less: net income attributable to redeemable noncontrolling interest	1	-	-
Less: net income attributable to other noncontrolling interest	-	1	4

Shareholders' net income	1,623	1,260	1,279
Less: realized investment gains, net of taxes	31	41	50

SEGMENT EARNINGS	1,592	1,219	1,229

Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	29	(135)	(24)
Special items (after-tax):
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(50)	-	-
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	(40)	(31)	-
Resolution of a federal tax matter (See Note 20 to the Consolidated Financial Statements)	-	-	101
Loss on early extinguishment of debt (See Note 16 to the Consolidated Financial Statements)	-	-	(39)
Loss on reinsurance transaction (See Note 3 to the Consolidated Financial Statements)	-	-	(20)
Litigation Matters (See Note 24 to the Consolidated Financial Statements)	(81)	-	-
Completion of IRS examination (See Note 20 to the Consolidated Financial Statements)	-	24	-

ADJUSTED INCOME FROM OPERATIONS	$1,734	$1,361	$1,211

CIGNA CORPORATION - 2012 Form 10-K    35

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Summarized below is adjusted income from operations by segment and other key consolidated financial data:

Adjusted Income (Loss) From Operations (In millions)	2012	2011	2010

Global Health Care	$1,480	$1,104	$940
Group Disability and Life	281	290	305
Global Supplemental Benefits	148	100	84
Run-off Reinsurance	(29)	(48)	(27)
Other Operations	82	85	85
Corporate	(228)	(170)	(176)

TOTAL	$1,734	$1,361	$1,211

Other Key Consolidated Financial Data
Global medical customers (in thousands)	14,045	12,680	12,473
Cash flows from operating activities	$2,350	$1,491	$1,743
Shareholders' equity	$9,769	$7,994	$6,356

Consolidated Results of Operations – 2012 Compared to 2011

•

Revenues increased 33% in 2012, primarily reflecting contributions from HealthSpring as well as higher revenues in each of the Company's ongoing businesses from continued growth in the Company's targeted global market segments. See further detailed discussion of revenues below and segment revenues in the individual segment discussions of this MD&A.

•

Shareholders' net income increased 29% in 2012, primarily resulting from substantially higher adjusted income from operations as discussed below and significantly improved GMIB results due to more favorable market conditions in 2012. See the Run-off Reinsurance section of this MD&A for additional information on GMIB results. These favorable effects were partially offset by the 2012 special items for litigation and the realignment and efficiency plan.

•

Adjusted income from operations increased 27% in 2012, largely attributable to earnings contributions from HealthSpring, as well as overall revenue growth in the other ongoing operating segments and lower charges related to the GMDB business. See the individual segment sections of this MD&A for further discussion.

•

Global medical customers increased 11% primarily attributable to growth in strategically targeted global markets reflecting solid customer persistency and strong new sales as well as the acquisition of HealthSpring.

Consolidated Results of Operations – 2011 Compared to 2010

•

Revenues rose 3% in 2011 compared with 2010, reflecting solid growth in the Company's strategically targeted domestic and international customer segments of its ongoing global health care, global supplemental benefits, and group disability and life businesses. In addition, the increase in revenue reflects the effect of the programs to hedge equity and growth interest rate exposures in the run-off reinsurance operations. See the Run-off Reinsurance section of this MD&A beginning on page 47 for additional information. These increases were partially offset by the exit from certain non-strategic markets, primarily the Medicare Advantage Individual Private Fee For Service ("Medicare IPFFS") business.

•

Shareholders' net income decreased 1% in 2011 compared with 2010, due to significantly higher GMIB losses principally reflecting lower interest rates, substantially offset by higher adjusted income from operations.

•

Adjusted income from operations increased 12% in 2011 compared with 2010 primarily due to higher earnings contributions from the Company's Global Health Care and Global Supplemental Benefits segments. These results reflect solid business growth in strategically targeted markets and continued low medical services utilization trend.

•

Global medical customers increased 2%, reflecting growth in targeted markets, primarily the middle and select market segments domestically as well as growth in the international health care business. These increases were partially offset by exits from certain non-strategic markets, primarily Medicare IPFFS.

Liquidity and Financial Condition

During 2012, the following items affected the Company's liquidity and financial condition:

•

Cash flows from operating activities. For 2012, cash flows from operating activities were higher than 2011 primarily attributable to strong earnings and business growth in the Company's ongoing operating segments.

•

Acquisitions. During 2012, the Company acquired HealthSpring, Great American Supplemental Benefits and Finans Emeklilik for a combined purchase price of approximately $4.2 billion. See Note 3 to the Consolidated Financial Statement for additional information.

•

Repayment of Debt. During the first quarter of 2012, the Company repaid the acquired HealthSpring debt of $326 million. See Note 16 to the Consolidated Financial Statements for additional information.

•

Pension Plan Contributions.  During 2012, the Company contributed $250 million to the Company's domestic qualified pension plans; See Note 10 to the Consolidated Financial Statements for additional information; and

•

Share Repurchase.  The Company repurchased 4.4 million shares of stock for $208 million. See the Liquidity and Capital Resources section of this MD&A for additional information.

36    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Shareholders' equity increased since 2011, reflecting strong earnings in 2012 and net unrealized appreciation on investments. Cash at the parent company as of December 31, 2012 was approximately $700 million. As described in Note 25 to the Consolidated Financial Statements, on February 4, 2013, the Company entered into a reinsurance agreement for the Run-off GMDB and GMIB businesses. The reinsurance premium will ultimately be funded from the sale or internal transfer of investment assets that were supporting this book of business, as well as tax benefits related to the transaction, and cash. Based on known liquidity needs at the parent company for 2013, including the funding for the 2013 reinsurance transaction, management believes that the Company has adequate liquidity at the parent company level to satisfy its required obligations.

Outlook for 2013

The Company expects 2013 consolidated adjusted income from operations to be higher than 2012 results. Realized investment results in 2013 are expected to include after-tax gains ranging from $50 million to $150 million for investment asset sales to fund the reinsurance premium described above. In addition, special items in 2013 will include an after-tax charge of approximately $500 million related to the 2013 reinsurance transaction. Except for the items mentioned, information is not available for management to reasonably estimate realized investment results. In addition, the Company is not able to identify or reasonably estimate the financial impact of special items in 2013.

The Company's outlook for 2013 is subject to the factors cited above and in the Cautionary Statement of this Form 10-K and the sensitivities discussed in the Critical Accounting Estimates section of the MD&A. If unfavorable equity market and interest rate movements occur, the Company could experience losses related to investment impairments. These losses could adversely impact the Company's consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company's insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased by 33% in 2012, compared with 2011, and 3% in 2011 compared with 2010. Changes in the components of total revenue are described more fully below.

Premiums and Fees

Premiums and fees increased by 38% in 2012, compared with 2011, including contributions from the HealthSpring acquisition, customer growth in the other targeted market segments of the Global Health Care business and continued business growth in the Global Supplemental Benefits and Group Disability and Life segments.

Premiums and fees increased by 4% in 2011, compared with 2010, primarily reflecting business growth in the Company's targeted market segments, partially offset by the Company's exit from the Medicare IPFFS business beginning in 2011. Excluding this business, premiums and fees increased by 9% in 2011 compared with 2010.

Net Investment Income

Net investment income remained flat in 2012, compared with 2011, primarily reflecting higher average investment assets and improved results from partnership investments offset by lower reinvestment yields.

Net investment income increased by 4% in 2011, compared with 2010. The key factors causing the increase were higher investment assets and improved results from real estate investments, partially offset by lower reinvestment yields.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased by 12% in 2012, compared with 2011, primarily reflecting higher prescription volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names. In 2011, mail order pharmacy revenues increased by 2% compared with 2010 due in large part to price increases offset by a decline in volume.

Other Revenues

Other revenues included pre-tax losses of $119 million in 2012 compared with $4 million in 2011 and $157 million in 2010 related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company's run-off reinsurance operations. See the Run-off Reinsurance section of the MD&A for more information on this program.

Excluding the impact of these swaps and futures contracts, other revenues declined 3% in 2012, compared with 2011. The decline primarily reflects the absence of revenue in 2012 from Cigna Government Services, which was sold in the second quarter of 2011, partially offset by contributions from HealthSpring.

Other revenues, excluding the impact of these swaps and futures contracts, declined 40% in 2011, compared with 2010. The decline primarily reflects the absence of revenue in 2011 from the workers' compensation and case management business, which was sold in 2010 as well as lower revenues in 2011 from Cigna Government Services, which was sold in the second quarter of 2011.

Realized Investment Results

Realized investment results in 2012 were lower than in 2011, primarily due to the absence of gains on sales of real estate held in joint ventures reported in 2011and lower prepayment fees received on fixed maturities, partially offset by lower impairment losses and higher valuation on hybrid securities.

Realized investment results in 2011 were lower than in 2010 primarily due to higher impairment losses on fixed maturities and valuation declines on hybrid securities, partially offset by higher gains on sales of real estate properties held in joint ventures.

See Note 15 to the Consolidated Financial Statements for additional information.

CIGNA CORPORATION - 2012 Form 10-K    37

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of the Company's Board of Directors and the Audit Committee has reviewed the disclosures presented below.

In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of the Company's consolidated financial statements, including estimates of liabilities for future policy benefits, as well as estimates with respect to unpaid claims and claim expenses, postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.

As explained further in Note 25 to the Consolidated Financial Statements, effective February 4, 2013, the Company entered into an agreement to reinsure 100% of the Company's GMDB and GMIB businesses, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit. As a result, the Company will no longer consider liabilities associated with these contracts to be a critical accounting estimate because changes in these estimates are not expected to have a material effect on the Company's consolidated results of operations or financial condition.

Management believes the current assumptions used to estimate amounts reflected in the Company's consolidated financial statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in the Company's consolidated financial statements, the resulting changes could have a material adverse effect on the Company's consolidated results of operations, and in certain situations, could have a material adverse effect on the Company's liquidity and financial condition.

See Note 2 to the Consolidated Financial Statements for further information on significant accounting policies that impact the Company.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill

At the acquisition date, goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.

The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level, based on discounted cash flow analyses and writes it down through results of operations if impaired.

Discounted cash flow analyses use assumptions and estimates including discount rates and projections of future earnings considering operating plans, revenues, claims, operating expenses, taxes, capital levels and long-term growth rates.

Goodwill as of December 31 was as follows (in millions):

•

2012 – $6,001

•

2011 – $3,164

See Notes 2 (H) and 9 to the Consolidated Financial Statements for additional discussion of the Company's goodwill.

If the Company does not achieve its earnings objectives or its cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in impairment charges that would negatively impact the Company's operating results. The fair value estimates of the Company's reporting units could decrease by 40% to 80% before an indication of impairment of goodwill occurs. This potential outcome is estimated during the Company's annual testing process, by determining the magnitude of changes to certain assumptions and estimates necessary for the estimated fair value of a reporting unit to approach its carrying value.

38    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Accounts payable, accrued expenses and other liabilities – pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•

2012 – $1,602

•

2011 – $1,769

See Note 10 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

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

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

•

annual pension costs for 2013 would decrease by approximately $5 million, after-tax; and

•

the accrued pension benefit liability would increase by approximately $280 million as of December 31, 2012 resulting in an after-tax decrease to shareholders' equity of approximately $180 million as of December 31, 2012.

If the expected long-term return on domestic qualified pension plan assets decreased by 50 basis points, annual pension costs for 2013 would increase by approximately $11 million after-tax.

If the Company used the market value of assets to measure pension costs as opposed to the market-related value, annual pension cost for 2013 would decrease by approximately $9 million after-tax.

If the December 31, 2012 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $365 million as of December 31, 2012 resulting in an after-tax decrease to shareholders' equity of approximately $235 million.

An increase in these key assumptions would result in impacts to annual pension costs, the accrued pension liability and shareholders' equity in an opposite direction, but similar amounts.

Global Health Care medical claims payable

Medical claims payable for the Global Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical claims payable as of December 31 were as follows (in millions):

•

2012 – gross $1,856; net $1,614

•

2011 – gross $1,305; net $1,056

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Notes 2 and 5 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

In 2012, actual experience differed from the Company's key assumptions as of December 31, 2011, resulting in $200 million of favorable incurred claims related to prior years' medical claims payable or 2.2% of the current year incurred claims as reported in 2011. In 2011, actual experience differed from the Company's key assumptions as of December 31, 2010, resulting in $140 million of favorable incurred claims related to prior years' medical claims, or 1.5% of the current year incurred claims reported in 2010. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The impact of this favorable prior year development was an increase to shareholders' net income of $66 million after-tax ($101 million pre-tax) in 2012. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in shareholders' net income as explained in Note 5 to the Consolidated Financial Statements.

CIGNA CORPORATION - 2012 Form 10-K    39

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Valuation of fixed maturity investments

Most fixed maturities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity.

Fair value is defined as the price at which an asset could be exchanged in an orderly transaction between market participants at the balance sheet date.

The determination of fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select, based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of the Company's fixed maturities are public securities, and one-third are private placement securities.

See Note 11 to the Consolidated Financial Statements for a discussion of the Company's fair value measurements and the procedures performed by management to determine that the amounts represent appropriate estimates.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows from the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

If the spreads used to calculate fair value changed by 100 basis points, the fair value of the total fixed maturity portfolio of $17.7 billion would change by approximately $1.1 billion.

Assessment of "other-than-temporary" impairments of fixed maturities

To determine whether a fixed maturity's decline in fair value below its amortized cost is other than temporary, the Company must evaluate the expected recovery in value and its intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. To make this determination, the Company considers a number of general and specific factors including the regulatory, economic and market environment, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.

See Notes 2 (C) and 12 to the Consolidated Financial Statements for additional discussion of the Company's review of declines in fair value, including information regarding the Company's accounting policies for fixed maturities.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders' net income for the year ended December 31, 2012 would have decreased by approximately $20 million after-tax.

Segment Reporting

The Company measures the financial results of its segments using "segment earnings (loss)", which is defined as shareholders' income (loss) from continuing operations excluding after-tax realized investment gains and losses. "Adjusted income from operations" for each segment is defined as segment earnings excluding special items and the results of the Company's GMIB business. Adjusted income from operations is the primary measure of profitability used by the Company's management because it presents the underlying results of operations of the segment and permits analysis of trends. Each segment provides a reconciliation between segment earnings and adjusted income from operations.

Effective December 31, 2012, the Company changed its reporting segments. See the Introduction section of the MD&A and Note 23 to the Consolidated Financial Statements for additional information.

40    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Global Health Care Segment

Segment Description

As discussed in the Introduction section of this MD&A and Note 23 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its reporting segments. The Global Health Care segment now includes the Company's international health care business, previously reported in the former International segment and excludes certain disability and life business that is now reported in the Group Disability and Life segment. Prior year information has been conformed to the new segment presentation. The international health care business is included in the Commercial operating segment.

Global Health Care aggregates the following two operating segments:

•

The Commercial operating segment includes both the U.S. commercial and international health care businesses that offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals. Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. Cigna services its globally mobile customers virtually everywhere in the world. These products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience rated.

•

The Government operating segment offers Medicare Advantage plans to seniors in 13 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia and Medicaid plans. Results for the Government operating segment include HealthSpring from the date of acquisition, January 31, 2012.

The Company measures the operating effectiveness of the Global Health Care segment using the following key factors:

•

segment earnings and adjusted income from operations;

•

customer growth;

•

sales of specialty products;

•

other operating expense as a percentage of segment revenues (operating expense ratio); and

•

medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$20,973	$14,443	$14,134
Net investment income	259	263	230
Mail order pharmacy revenues	1,623	1,447	1,420
Other revenues	225	236	269

Segment revenues	23,080	16,389	16,053
Mail order pharmacy cost of goods sold	1,328	1,203	1,169
Benefits and other operating expenses	19,541	13,465	13,424

Benefits and expenses	20,869	14,668	14,593

Income before taxes	2,211	1,721	1,460
Income taxes	793	616	520

SEGMENT EARNINGS	1,418	1,105	940

Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(42)	-	-
Costs associated with the HealthSpring acquisition (See Note 3 to the Consolidated Financial Statements)	(7)	-	-
Completion of IRS examination (See Note 20 to the Consolidated Financial Statements)	-	1	-
Charge related to litigation matter (See Note 24 to the Consolidated Financial Statements)	(13)	-	-

ADJUSTED INCOME FROM OPERATIONS	$1,480	$1,104	$940

Realized investment gains, net of taxes	$9	$23	$25

Segment earnings increased 28% in 2012 compared with 2011, due to higher adjusted income from operations, partially offset by the special items related to the realignment and efficiency plan charge, the costs associated with the acquisition of HealthSpring and a litigation matter. Segment earnings increased 18% in 2011 compared with 2010, due to higher adjusted income from operations.

The Global Health Care segment's adjusted income from operations increased 34% in 2012, as compared with 2011 reflecting:

•

strong earnings contributions from the government segment, primarily attributable to the acquired HealthSpring business reflecting effective medical cost and pharmacy management programs;

CIGNA CORPORATION - 2012 Form 10-K    41

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

•

revenue growth in the U.S. commercial business, primarily due to a higher ASO customer base resulting in higher fees, as well as additional sales of stop loss and specialty products;

•

growth in the international health care business; and

•

increased specialty margins including behavioral and pharmacy products.

These favorable impacts were partially offset by:

•

higher operating expenses, primarily attributable to investments in technology and initiatives to expand business capabilities as well as to support business growth; and

•

modestly higher medical care ratios in our commercial risk businesses due to slightly higher utilization.

The Global Health Care segment's adjusted income from operations increased 17% in 2011, as compared with 2010 reflecting:

•

growth in premiums and fees of 9% in 2011 (excluding the impact of exiting the Medicare IPFFS business), primarily due to higher average membership in the guaranteed cost and ASO commercial businesses, particularly in the targeted market segments: Middle, Select and Individual;

•

strong revenue growth in the international health care business;

•

growth in specialty revenues, as well as rate increases on most products consistent with underlying trend;

•

a lower guaranteed cost medical care ratio and higher experience-rated margins in the commercial business driven by low medical services utilization trend, as well as favorable prior year claim development. These favorable effects were partially offset by the estimated cost of premium rebates calculated under the minimum medical loss ratio requirements of Health Care Reform; and

•

higher net investment income of 14% in 2011, primarily reflecting increased average asset levels driven by membership growth, as well as higher income from partnership investments.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

(In millions)	2012	2011	2010

Medical:
Guaranteed cost (1)	$4,256	$4,176	$3,929
Experience-rated (2)	2,022	1,934	1,823
Stop loss	1,672	1,451	1,287
International health care	1,648	1,344	976
Dental	1,005	894	804
Medicare	4,969	489	1,470
Medicaid	207	-	-
Medicare Part D	1,421	685	615
Other	677	600	543

Total medical	17,877	11,573	11,447
Fees (3)	3,096	2,870	2,687

TOTAL PREMIUMS AND FEES	20,973	14,443	14,134
Less: Medicare IPFFS	-	-	827

Premiums and fees, excluding Medicare IPFFS	$20,973	$14,443	$13,307

(1)

Excludes international health care guaranteed cost premiums.

(2)

Includes minimum premium business that has a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is reported in fees. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

(3)

Includes fees related to the U.S. and international health care businesses. Fees related to Medicare Part D of $61 million in 2011 and $57 million in 2010 have been reclassified to premiums to conform to current presentation.

Premiums and fees increased 45% in 2012, compared with 2011, primarily reflecting growth in the government segment due to the acquisition of HealthSpring. Revenue growth in the U.S. commercial business was driven by rate increases on most products consistent with underlying cost trends and a higher ASO customer base, resulting in higher fees, stop loss revenues and specialty product penetration. In addition, revenue in the international health care business increased primarily due to the conversion of the Vanbreda business from service to insurance contracts and, to a lesser extent, other business growth.

Premiums and fees increased 2% in 2011 compared with 2010. Excluding the impact of exiting the Medicare IPFFS business, premiums and fees rose 9% in 2011, compared with 2010, due primarily to higher revenues in the international health care and U.S. commercial businesses. International health care revenues increased due to business growth and the acquisition of Vanbreda. In the U.S. commercial business, the increase in revenues was attributable primarily to membership growth in the ASO business and higher average membership in guaranteed cost, driven by strong retention and sales in targeted market segments. Rate increases on most products consistent with underlying cost trends and higher

42    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

penetration of specialty products also contributed to the increase in revenues for the U.S. commercial business.

These increases in premiums and fees in 2012 and 2011 reflect the Company's sustained success in delivering differentiated value to its customers with a focus on providing cost-effective products and services that expand access and provide superior clinical outcomes.

Net investment income decreased 2% in 2012 compared with 2011 reflecting lower yields, partially offset by the impact of the HealthSpring acquisition and higher income from partnership investments. Net investment income increased 14% in 2011 compared with 2010 benefiting from increased average asset levels driven by membership growth and higher income from partnership investments.

Other revenues for the Global Health Care segment consist primarily of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans. Other revenues decreased 5% in 2012 compared with 2011, driven primarily by the divestiture of Cigna Government Services in the second quarter of 2011, partially offset by revenue contributions from HealthSpring.

Other revenues decreased 12% in 2011 compared with 2010 mostly due to the sale of the Cigna Government Services business in the second quarter of 2011, as well as declines in certain stand-alone medical cost management business.

Benefits and Expenses

Health Care segment benefits and expenses consist of the following:

(In millions)	2012	2011	2010

Medical claims expense – excluding Medicare IPFFS	$14,235	$9,144	$8,450
Medical claims expense – Medicare IPFFS	(7)	(19)	772

Medical claims expense	14,228	9,125	9,222
Mail order pharmacy cost of goods sold	1,328	1,203	1,169
Other operating expenses, excluding Medicare IPFFS and special items	5,217	4,340	4,120
Other operating expenses, Medicare IPFFS	-	-	82

Other operating expenses, excluding special items	5,217	4,340	4,202
Special items	96	-	-

Total other operating expenses	5,313	4,340	4,202

TOTAL BENEFITS AND EXPENSES	$20,869	$14,668	$14,593

Selected ratios

Guaranteed cost medical care ratio	80.2%	79.7%	80.1%
Medicare Advantage medical care ratio (excluding IPFFS)	80.9%	89.6%	90.9%
Medicare Part D medical care ratio	81.2%	83.4%	84.2%
Operating expense ratio – including special items and Medicare IPFFS	23.0%	26.5%	26.2%
Operating expense ratio – excluding special items and Medicare IPFFS	22.6%	26.5%	27.1%

Medical claims expense increased 56% in 2012 compared with 2011, primarily reflecting growth in the government segment due to the acquisition of HealthSpring, growth in the international health care business driven by the conversion of Vanbreda business from service to insurance contracts, and medical cost inflation. The guaranteed cost medical care ratio is modestly higher in 2012 compared with 2011, due to slightly higher utilization. The Medicare Advantage and Medicare Part D medical care ratios were lower in 2012 compared with 2011, driven by the acquisition of HealthSpring.

Medical claims expense decreased 1% in 2011 compared with 2010. Excluding the impact of Medicare IPFFS business, medical claims expenses increased 8% in 2011 compared with 2010, largely due to the acquisition of Vanbreda in the international health care business, as well as medical cost inflation, tempered by low medical services utilization trend in commercial risk businesses.

Operating expenses (including special items) increased by 22% in 2012 compared with 2011. Excluding special items, operating expenses increased by 20% in 2012 compared with 2011, primarily due to the acquisition of HealthSpring, investments in technology, business initiatives, and customer-driven volume growth, partially offset by the divestiture of Cigna Government Services in the second quarter of 2011 and expense management actions taken in 2012. Operating expenses increased 3% in 2011 compared with 2010. Excluding the impact of the Medicare IPFFS business, operating expenses increased 5% primarily due to business growth, strategic investments including brand strategy and Individual segment expansion, partially offset by the impact of exiting the Medicare IPFFS business and divestiture of Cigna Government Services.

One measure of the segment's overall operating efficiency is the operating expense ratio calculated as total other operating expenses divided by segment revenues. The table above shows the operating expense ratios for the Global Health Care Segment.

The operating expense ratios decreased for 2012 compared with 2011, primarily driven by the acquisition of HealthSpring, as well as organic revenue growth and operating expense efficiencies achieved through expense management actions taken in 2012, partially offset by higher investments in technology and business initiatives. The HealthSpring acquired business largely reflects fully insured, premium-based products with substantially lower operating expense ratios than the Company's commercial businesses. The Company's commercial businesses are heavily weighted to ASO fee-based products that have relatively higher operating expense ratios.

CIGNA CORPORATION - 2012 Form 10-K    43

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The operating expense ratio increased from 2010 to 2011 primarily driven by a change in business mix resulting from the Company's decision to exit the non-strategic Medicare IPFFS business that was a fully-insured business. Excluding the impact of the Medicare IPFFS business, the operating expense ratio improved for 2011 compared with 2010 driven largely by continued focus on expense management.

Other Items Affecting Global Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable increased 42% in 2012 compared with 2011, primarily reflecting the acquisition of HealthSpring. Medical claims payable decreased by 7% in 2011 compared with 2010, primarily reflecting the run-out of the Medicare IPFFS business that the Company exited in 2011.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company's provider network for covered services under their medical plan; or

•

has medical claims that are administered by the Company.

As of December 31, estimated medical customers were as follows:

(In thousands)	2012	2011	2010

Commercial Risk:
U.S. Guaranteed cost (1)	1,135	1,091	1,177
U.S. Experience-rated (2)	786	798	849
International health care – Risk	744	582	480

Total commercial risk	2,665	2,471	2,506
Medicare	426	44	145
Medicaid	23	-	-

Total government	449	44	145

Total risk	3,114	2,515	2,651
Service, including international health care	10,931	10,165	9,822

TOTAL MEDICAL CUSTOMERS	14,045	12,680	12,473

(1)

Excludes customers from the international health care business.

(2)

Includes minimum premium customers, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required. Excludes international health care business.

The Company's overall medical customer base as of December 31, 2012 increased 11% when compared with December 31, 2011, primarily reflecting ASO customer growth driven by strong retention and sales in targeted market segments, increases in the government segment, primarily reflecting the impact of the acquisition of HealthSpring as well as growth in the international health care business. The increase in the international health care risk customers in 2012 also reflects the conversion of the Vanbreda business from service to insurance contracts. The Global Health Care segment's overall medical customers as of December 31, 2011 increased 2% when compared with December 31, 2010, primarily reflecting new business sales and growth in ASO in the targeted Middle and Select market segments, growth in the Individual market segment that is sold under the guaranteed cost funding arrangement, as well as growth in the international health care business.

Medicare Advantage Reimbursement Rates for 2014

On February 15, 2013, CMS issued its Advance Notice of Methodological Changes for Calendar Year (CY) 2014 for Medicare Advantage (MA) Capitation Rates, Part C and Part D Payment Policies (the "Notice"). CMS is accepting comments on the Notice, and final terms are expected to be published on April 1, 2013. While management believes that a significant number of comments from interested parties (including Cigna) will be provided to CMS, there can be no assurance that CMS will amend its current position. Given the uncertainty regarding the final terms of the Notice, the Company cannot estimate the impact that it will have on its business, revenues or results of operations but recognizes that any impacts could be materially adverse. Accordingly, the Company is currently evaluating the potential implications of the Notice, including adjustments that the Company may make to the programs and services it offers to offset any adverse impacts.

Group Disability and Life Segment

Segment Description

As explained in the Introduction section of this MD&A and in Note 23 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its external reporting segments. The Group Disability and Life segment includes group disability, life, accident and specialty insurance, including certain disability and life insurance business previously reported in the former Health Care segment. Prior year information has been conformed to the new segment structure.

Key factors for this segment are:

•

premium growth, including new business and customer retention;

•

net investment income;

•

benefits expense as a percentage of earned premium (loss ratio); and

•

other operating expense as a percentage of earned premiums and fees (expense ratio).

44    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$3,109	$2,857	$2,770
Net investment income	300	291	287
Other revenues	-	-	123

Segment revenues	3,409	3,148	3,180
Benefits and expenses	3,014	2,740	2,748

Income before taxes	395	408	432
Income taxes	116	113	127

SEGMENT EARNINGS	279	295	305

Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(2)	-	-
Completion of IRS examination (See Note 20 to the Consolidated Financial Statements)	-	5	-

ADJUSTED INCOME FROM OPERATIONS	$281	$290	$305

Realized investment gains, net of taxes	$18	$7	$13

Segment earnings for 2012 decreased 5% compared with 2011 reflecting lower adjusted income from operations, a special item for a realignment and efficiency plan charge in 2012 as well as the absence of the 2011 special item related to completing the 2007 and 2008 IRS examination. Segment adjusted income from operations decreased 3%, primarily attributable to a higher disability loss ratio and higher expense ratio, partially offset by a lower life loss ratio (see Benefits and Expenses below) and higher net investment income. Results in 2012 include the $43 million after-tax favorable impact of reserve studies. Results in 2011 include the $39 million after-tax favorable impact of reserve studies offset by a $7 million after-tax litigation accrual.

Segment earnings decreased 3% in 2011 compared with 2010 reflecting 5% lower adjusted income from operations offset by a $5 million favorable special item related to completing the 2007 and 2008 IRS examinations. Adjusted income from operations decreased as a result of:

•

the absence of the $11 million after-tax gain on the sale of the workers' compensation and case management business in 2010;

•

a higher disability loss ratio;

•

a higher expense ratio: and

•

an after-tax charge of $7 million for litigation matters.

Offsetting these factors were more favorable life and accident claims experience and higher net investment income driven largely by higher invested assets and partnership income.

Revenues

Premiums and fees increased 9% in 2012 compared with 2011 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Premiums and fees increased 3% in 2011 compared with 2010 reflecting disability and life sales growth and continued solid persistency partially offset by the impact of the Company's exit from a large, low-margin assumed government life insurance program. Excluding the impact of this item, premiums and fees increased 6%. Disability premiums and fees grew by 9%.

Net investment income increased 3% in 2012 compared with 2011 due to higher assets and higher partnership investment income, partially offset by lower yields. Net investment income increased 1% in 2011 compared with 2010 due to higher average assets reflecting business growth and higher prepayment fees partially offset by lower yields.

Other revenues. The absence of other revenues in 2012 and 2011 reflects the sale of the workers' compensation and case management business that was completed during the fourth quarter of 2010. Other revenues in 2010 include the $18 million pre-tax gain on the sale of the workers' compensation and case management business.

Benefits and Expenses

Benefits and expenses increased 10% in 2012 compared with 2011 as a result of premium growth in the disability and life business, a higher loss ratio in the disability business and a higher operating expense ratio, partially offset by a lower loss ratio in the life business. The higher disability loss ratio reflects less favorable claim experience primarily as a result of higher new claims. The higher operating expense ratio is driven by higher commissions and strategic information technology and claim office investments. The lower life loss ratio primarily reflects lower new claims. Benefits and expenses include the favorable impact of reserve studies of $60 million in 2012 as compared with the $59 million favorable impact of reserve studies offset by a $10 million litigation accrual in 2011.

Benefits and expenses were essentially flat in 2011 as compared with 2010 reflecting disability and life business growth, less favorable disability claims experience and a higher operating expense ratio, largely offset by the absence of operating expenses associated with the workers' compensation and case management business that was sold in 2010 and favorable life and accident claims experience. The disability claims experience reflects higher incidence rates, mitigated in part by higher resolution rates reflecting the sustained strong performance of the Company's disability claims management process.

CIGNA CORPORATION - 2012 Form 10-K    45

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The higher operating expense ratio is driven by strategic investments. Benefits and expenses include the favorable before tax impact of reserve studies of $59 million in 2011 as compared with $55 million in 2010.

Global Supplemental Benefits Segment

Segment Description

As explained in the Introduction section of this MD&A and Note 23 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its external reporting segments. Prior year information has been conformed to the new segment structure.

The Global Supplemental segment includes supplemental health, life and accident insurance products offered in the U.S. and foreign markets, primarily in Asia as well as Medicare supplemental coverage following the 2012 acquisition of Great American Supplemental Benefits.

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

Results of Operations

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$1,984	$1,528	$1,231
Net investment income	90	83	69
Other revenues	21	15	22

Segment revenues	2,095	1,626	1,322
Benefits and expenses	1,916	1,492	1,192

Income before taxes	179	134	130
Income taxes	36	36	42
Income attributable to redeemable noncontrolling interest	1	-	-
Income attributable to other noncontrolling interest	-	1	4

SEGMENT EARNINGS	142	97	84

Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 6 to the Consolidated Financial Statements)	(6)	-	-
Costs associated with the acquisition of FirstAssist	-	(3)	–

ADJUSTED INCOME FROM OPERATIONS	$148	$100	$84

Impact of foreign currency movements using 2011 rates	$(2)
Impact of foreign currency movements using 2010 rates		$4
Realized investment gains, net of taxes	$1	$1	$2

Global Supplemental Benefits segment earnings increased 46% in 2012 compared to 2011. Segment earnings for 2012 include an after-tax charge of $6 million associated with the realignment and efficiency plan, and an $8 million favorable adjustment related to the first quarter 2012 expansion of a capital management strategy to permanently invest the earnings of its China and Indonesia operations overseas (see further discussion in the Liquidity and Capital Resources section of the MD&A). Excluding these adjustments and the unfavorable impact of foreign currency movements (presented in the table above) adjusted income from operations increased 42% for the 2012 compared with 2011. These increases were primarily driven by the strong revenue growth, primarily in South Korea and, to a lesser extent, margin improvement largely attributable to disciplined management of solicitation spending. Excluding the first quarter 2012 implementation effect of the capital management strategy, the Global Supplemental Benefits segment's effective tax rate for the full year 2012 was 24.6%, compared with 27.3% for 2011.

Global Supplemental Benefits segment earnings increased 15% in 2011 compared with 2010. Segment earnings for 2010 include a $10 million unfavorable tax adjustment related to the first quarter 2010 expansion of a capital management strategy to permanently invest the earnings of its Hong Kong operations overseas (see further discussion in the Liquidity and Capital Resources section of the MD&A). Excluding the impact of this tax adjustment and foreign currency movements (presented in the table above), the Global

46    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Supplemental Benefits segment's adjusted income from operations increased 2% in 2011 compared with 2010. The increases in both segment earnings and adjusted income from operations were primarily due to revenue growth and higher persistency, particularly in South Korea, and higher net investment income, substantially offset by higher policy acquisition costs and expense ratios, as well as, by a higher effective tax rate primarily due to unfavorable changes in foreign tax law.

The unfavorable impacts of foreign currency movements in 2012 using 2011 rates, as well as the favorable impacts in 2011 using 2010 rates, primarily reflects the movement between the U.S. dollar and the South Korean won.

Revenues

Premiums and fees. Excluding the effect of foreign currency movements, premiums and fees increased by 32% in 2012, compared with 2011. These increases are primarily attributable to the higher revenue associated with the acquisitions of FirstAssist and Great American Supplemental Benefits (the acquisitions), strong persistency, and new sales growth, particularly in South Korea.

Excluding the effect of foreign currency movements, premiums and fees were $1.5 billion in 2011 compared with reported premiums and fees of $1.2 billion in 2010, an increase of 19%. The increase is primarily attributable to new sales growth, particularly in South Korea and Taiwan.

Net investment income increased by 8% in 2012, compared with 2011, and 20% in 2011, compared with 2010. These increases were primarily due to asset growth in South Korea.

Benefits and Expenses

Excluding the impact of foreign currency movements, benefits and expenses were $1.9 billion in 2012, compared to reported benefits and expenses of $1.5 billion in 2011, an increase of 30%. These increases were primarily due to the acquisitions and business growth.

Excluding the impact of foreign currency movements, benefits and expenses were $1.4 billion in 2011, compared with reported benefits and expenses of $1.2 billion in 2010, an increase of 20%. The increase was primarily due to business growth.

Loss ratios increased slightly in 2012, reflecting the inherently higher loss ratios of the acquisitions. Loss ratios were flat in 2011 compared with 2010.

Policy acquisition expenses increased in 2012 compared with 2011 reflecting the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets. Policy acquisition expenses increased in 2011 compared with 2010 reflecting business growth and foreign currency movements.

Excluding the special items (presented in the table above), expense ratios increased for 2012 compared to 2011. This increase was primarily driven by the impact of the higher expense ratios associated with FirstAssist. Excluding the special items (presented in the table above), expense ratios increased in 2011 compared with 2010, primarily due to strategic investments for future growth and costs to streamline operations, partially offset by higher revenues in South Korea.

Other Items Affecting Global Supplemental Benefits Results

For the Company's Global Supplemental Benefits segment, South Korea is the single largest geographic market, generating 54% of the segment's revenues and 90% of earnings in 2012. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and the Company's consolidated financial results.

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

Effective February 4, 2013, the Company reinsured 100% of the Company's future exposures for the Run-off GMDB and GMIB businesses, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit. See Note 25 to the Consolidated Financial Statements for additional information. The Company describes the assumptions used to develop the reserves for GMDB in Note 7 to the Consolidated Financial Statements and for the assets and liabilities associated with GMIB in Note 11 to the Consolidated Financial Statements.

CIGNA CORPORATION - 2012 Form 10-K    47

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company excludes the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities must be recalculated each quarter using updated capital market assumptions. The resulting changes in fair value, that are reported in shareholders' net income, can be volatile and unpredictable.

Results of Operations

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$21	$24	$25
Net investment income	102	103	114
Other revenues	(119)	(4)	(158)

Segment revenues	4	123	(19)
Benefits and expenses	4	405	91

Loss before income tax benefits	-	(282)	(110)
Income tax benefits	-	(99)	(136)

SEGMENT EARNINGS (LOSS)	-	(183)	26

Less: special items (after-tax) included in segment earnings:
Resolution of federal tax matters (See Note 20 to the Consolidated Financial Statements)	-	-	97
Loss on Reinsurance transaction (See Note 3 to the Consolidated Financial Statements)	-	-	(20)
Less: results of GMIB business	29	(135)	(24)

ADJUSTED LOSS FROM OPERATIONS	$(29)	$(48)	$(27)

Realized investment gains, net of taxes	$1	$4	$5

Segment results improved in 2012 compared to 2011 due to significantly more favorable results for the GMIB business (presented in the table above) and lower reserve strengthening for GMDB.

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

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs. See Note 13 to the Consolidated Financial Statements for additional information. The components were as follows:

(In millions)	2012	2011	2010

GMDB – Equity Hedge Program	$(110)	$(45)	$(157)
GMDB – Growth Interest Rate Hedge Program	5	31	-
GMIB – Equity Hedge Program	(16)	4	-
GMIB – Growth Interest Rate Hedge Program	2	6	-
Other	-	-	(1)

TOTAL OTHER REVENUES	$(119)	$(4)	$(158)

The hedging programs generally produce losses when equity markets and interest rates are rising and gains when equity markets and interest rates are falling. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists, resulting in no effect on shareholders' net income (see below "Other Benefits and Expenses"). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, are recorded in GMIB fair value (gain) loss. These hedging programs were discontinued after February 4, 2013 due to the reinsurance transaction discussed above.

48    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	2012	2011	2010

GMIB fair value (gain) loss	$(41)	$234	$55
Other benefits and expenses	45	171	36

BENEFITS AND EXPENSES	$4	$405	$91

GMIB fair value (gain) loss. Under the GAAP guidance for fair value measurements, the Company's results of operations have been volatile because capital market assumptions needed to estimate the assets and liabilities for the GMIB business are based largely on market observable inputs at the close of each reporting period including interest rates (LIBOR swap curve) and market implied volatilities. See Note 11 to the Consolidated Financial Statements for additional information about assumptions and asset and liability balances related to GMIB and Note 13 for additional information regarding the hedge programs to hedge a portion of equity and interest rate risks in GMIB contracts.

GMIB fair value gains of $41 million for 2012, were primarily due to the effect of increases in underlying account values, updates in the claim exposure calculation, and a reduction in annuitization rates, partially offset by a reduction in lapse rates and general declines in interest rates.

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

The GMIB liabilities and related assets are calculated using an internal model and assumptions from the viewpoint of a hypothetical market participant. Payments for GMIB claims are expected to occur over the next 15 to 20 years and will be based on actual values of the underlying mutual funds and the 7-year Treasury rate at the dates benefits are elected. As explained above, on February 4, 2013, the Company reinsured 100% of the future exposures under these GMIB contracts, net of retrocessional arrangements in place prior to February 4, 2013.

Other Benefits and Expenses are comprised of the following:

(In millions)	2012	2011	2010

Results of GMDB equity and growth interest rate hedging programs	$(105)	$(14)	$(157)
GMDB reserve strengthening	43	70	52
Other GMDB, primarily accretion of discount	79	82	85

GMDB benefit expense (income)	17	138	(20)
Loss on reinsurance of workers' compensation and personal accident business	-	-	31
Other, including operating expenses	28	33	25

OTHER BENEFITS AND EXPENSES	$45	$171	$36

Other Benefits and Expenses

Capital market movements. Benefits expense related to capital market movements as represented by the results of the hedging programs decreased in 2012 compared with 2011 due to more favorable equity market performance. The increase in benefits expense in 2011 compared with 2010 was due to turbulent conditions in an overall declining equity market. As explained in Other revenues above, these changes do not affect shareholders' net income because they are offset by gains or losses on futures contracts used to hedge equity market and interest rate performance.

Reserve strengthening. The following highlights the impacts of GMDB reserve strengthening:

The 2012 reserve strengthening was driven primarily by reductions to the lapse rate assumptions, an update to management's consideration of the anticipated impact of continued low short-term interest rates, and to a lesser extent, an increase to the volatility and correlation assumptions, partially offset by favorable equity market conditions.

The 2011 reserve strengthening was driven primarily by volatility-related impacts due to the turbulent equity market conditions, an update to management's consideration of the anticipated impact of the continued low level of short-term interest rates, and the adverse impacts of overall market declines, including an increase in the provision for future partial surrenders and declines in the value of contract holders' non-equity investments such as bond funds, neither of which are included in the hedge program.

The 2010 reserve strengthening was driven primarily by management's consideration of the anticipated impact of the continued low level of current short-term interest rates, and to a lesser extent, a reduction in assumed lapse rates for policies that have taken or are assumed to take significant partial withdrawals.

See Note 7 to the Consolidated Financial Statements for additional information about assumptions and reserve balances related to GMDB.

Other, including operating expenses. The decrease in 2012 compared with 2011 was due to the favorable impact of reserve studies and lower operating expenses. The increase in 2011 compared with 2010 was due to the reduced favorable impacts of reserve studies.

CIGNA CORPORATION - 2012 Form 10-K    49

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

 Other Operations Segment

Segment Description

Cigna's Other Operations segment includes the results of the following businesses:

•

corporate-owned life insurance ("COLI");

•

deferred gains recognized from the sale of the retirement benefits and individual life insurance and annuity businesses; and

•

run-off settlement annuity business.

Results of Operations

Financial Summary (In millions)	2012	2011	2010

Premiums and fees	$100	$114	$114
Net investment income	388	400	404
Other revenues	55	55	60

Segment revenues	543	569	578
Benefits and expenses	418	451	454

Income before taxes	125	118	124
Income taxes	43	29	39

SEGMENT EARNINGS	82	89	85

Completion of IRS examination (See Note 20 to the Consolidated Financial Statements)	-	4	-

ADJUSTED INCOME FROM OPERATIONS	$82	$85	$85

Realized investment gains, net of taxes	$2	$6	$5

Segment earnings decreased 8% in 2012 compared with 2011, primarily reflecting lower COLI interest margins and mortality gains and the continued decline in deferred gain amortization associated with the sold businesses.

Segment earnings increased in 2011 compared with 2010, reflecting a $4 million increase from completing the Company's 2007 and 2008 IRS examination during the first quarter of 2011.

Revenues

Premiums and fees reflect fees charged primarily on universal life insurance policies in the COLI business. Premiums and fees decreased 12% in 2012, compared with 2011 due to lower policyholder death benefit exposures.

Net investment income decreased 3% in 2012 compared with 2011, primarily reflecting lower average yields and decreased 1% in 2011 compared with 2010 due to lower portfolio yields partially offset by higher average invested assets.

Other revenues were flat in 2012 compared with 2011 and decreased 8% in 2011 compared with 2010 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. 2012 results were partially offset by higher investment management fees.

Benefits and expenses decreased 7% in 2012 compared with 2011 primarily due to favorable COLI claims experience and lower policyholder death benefit coverage and the absence of a charge recorded in the first quarter of 2011 to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement.

For more information regarding the sale of these businesses see Note 8 to the Consolidated Financial Statements.

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

50    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary (In millions)	2012	2011	2010

Segment loss	$(329)	$(184)	$(211)
Less: special items (after-tax) included in segment loss:
Cost associated with HealthSpring acquisition (See Note 3 to the Consolidated Financial Statements)	(33)	(28)	-
Resolution of Federal Tax Matter (See Note 20 to the Consolidated Financial Statements)	-	-	4
Loss on early extinguishment of debt (See Note 16 to the Consolidated Financial Statements)	-	-	(39)
Charges related to litigation matters (See Note 24 to the Consolidated Financial Statements)	(68)	-	-
Completion of IRS examination (See Note 20 to the Consolidated Financial Statements)	-	14	-

ADJUSTED LOSS FROM OPERATIONS	$(228)	$(170)	$(176)

In 2012, segment loss for Corporate was significantly higher than in 2011, primarily reflecting:

•

higher interest expense due to the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition;

•

charges associated with litigation matters due primarily to recent developments. See Note 24 to the Consolidated Financial Statements for additional information;

•

the absence of a tax benefit; and

•

estimated penalties for terminating a service contract.

Corporate's segment loss was lower in 2011 compared with 2010 primarily reflecting a tax benefit from completing the IRS examination and absence of the 2010 loss on debt extinguishment, partially offset by costs associated with the HealthSpring acquisition, all of which were reported as special items.

Corporate's adjusted loss from operations was lower in 2011 compared with 2010 primarily reflecting decreased pension expense and lower tax adjustments related to postretirement benefits and compensation resulting from Health Care Reform. These factors were partially offset by increased net interest expense due to higher average borrowings outstanding in 2011.

Liquidity and Capital Resources

Financial Summary (In millions)	2012	2011	2010

Short-term investments	$154	$225	$174
Cash and cash equivalents	$2,978	$4,690	$1,605
Short-term debt	$201	$104	$552
Long-term debt	$4,986	$4,990	$2,288
Shareholders' equity	$9,769	$7,994	$6,356

Liquidity

The Company maintains liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•

claim and benefit payments to policyholders;

•

operating expense requirements, primarily for employee compensation and benefits; and

•

dividends and federal tax payments to the parent company.

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

•

borrowing from its subsidiaries.

CIGNA CORPORATION - 2012 Form 10-K    51

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Cash flows for the years ended December 31, were as follows:

(In millions)	2012	2011	2010

Operating activities	$2,350	$1,491	$1,743
Investing activities	$(3,857)	$(1,270)	$(1,342)
Financing activities	$(228)	$2,867	$274

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

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment, that includes capitalized software, as well as cash used to acquire businesses.

Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent company level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report net deposits and withdrawals to or from investment contract liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

2012:

Operating activities

Cash flows from operating activities increased by $859 million in 2012 compared with 2011, primarily the result of strong earnings growth in the ongoing business segments in 2012. In addition, 2011 operating cash flows were adversely affected by significant claim run-out from the Medicare IPFFS business that the Company exited in 2011.

Investing activities

Cash used in investing activities was $3.9 billion in 2012, $3.6 billion of which was for the acquisitions (net of cash acquired) of HealthSpring, Great American Supplemental Benefits, and the joint venture in Turkey. Cash used in investing activities also included net purchases of investments of $132 million and net purchases of property and equipment (primarily internal-use software) of $408 million.

Financing activities

Cash used in financing activities in 2012 primarily reflects the repayment of debt assumed in the HealthSpring acquisition of $326 million and the repurchase of common stock for $208 million. These effects were partially offset by the change in short-term debt of $98 million primarily from the issuance of commercial paper, proceeds from the issuance of common stock from employee benefit plans of $121 million and net deposits to contractholder deposit funds of $73 million.

Share Repurchase. The Company maintains a share repurchase program, that was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.

In 2012 the Company repurchased 4.4 million shares for $208 million. On February 27, 2013, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 28, 2013 was $815 million. In 2011 the Company

52    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

repurchased 5.3 million shares for $225 million and 6.2 million shares for $201 million during 2010.

2011:

Operating activities

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

Financing activities

Cash provided from financing activities primarily consisted of net proceeds from the issuance of long-term debt of $2.7 billion and proceeds on issuances of common stock of $734 million, primarily used to fund the acquisition of HealthSpring, Inc. See Notes 16 and 17 to the Consolidated Financial Statements for further information. Financing activities also included net deposits to contractholder deposit funds of $145 million. These inflows were partially offset by scheduled payments of debt of $451 million and common stock repurchases of $225 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2012	2011	2010

Interest expense	$268	$202	$182

The increase in interest expense in 2012 was primarily due to the issuance of $2.1 billion of long-term debt in the fourth quarter of 2011 to fund the acquisition of HealthSpring, partially offset by a lower weighted average interest rate reflecting the more favorable rates of this debt issued. The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 0.47% at December 31, 2012 and 2011.

Liquidity and Capital Resources Outlook

At December 31, 2012, there was approximately $700 million in cash and short-term investments available at the parent company level. In 2013, the parent company's cash obligations are expected to consist of the following:

•

scheduled interest payments of approximately $265 million on outstanding long-term debt of $5.0 billion at December 31, 2012;

•

contributions to the domestic qualified pension plan of $250 million (most of which is voluntary); and

•

repayment of $200 million of commercial paper outstanding as of December 31, 2012. The Company expects to have at least $200 million outstanding as of March 31, 2013.

In addition, the parent company will be required to fund a portion of the $2.2 billion reinsurance premium due to Berkshire. The premium will ultimately be paid to Berkshire in cash, that will be funded by the sale or internal transfer of investment assets supporting this business, tax benefits related to the transaction, and parent cash of $100 million.

The Company expects, based on its current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet the obligations discussed above.

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

•

significant disruption or volatility in the capital and credit markets reduces the Company's ability to raise capital; or

•

a substantial increase in funding over current projections is required for the Company's pension plan.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $750 million from its insurance subsidiaries without prior state approval. As of December 31, 2012, the parent company had no net intercompany loan balance with its insurance subsidiaries.

In addition, the Company may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2012, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $66 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in

CIGNA CORPORATION - 2012 Form 10-K    53

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

the line of credit agreement, the Company has an additional $5.3 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

The Company maintains a capital management strategy to permanently invest the earnings for certain of its foreign operations overseas. During the first quarter of 2012 the Company expanded this strategy to its China and Indonesia operations. As of December 31, 2012 the Company's cash and cash equivalents in its foreign operations were $768 million, and permanently reinvested earnings were approximately $628 million. Repatriation of foreign cash via a dividend of these permanently reinvested earnings would result in a charge for the incremental U.S. taxes due on the repatriation. Because of the size, strength and diversity of earnings from domestic sources, management does not believe this global capital management strategy materially limits the Company's ability to meet its liquidity and capital needs in the United States.

Though the Company believes it has adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect the Company's ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Solvency regulation. Many states have adopted some form of the National Association of Insurance Commissioners ("NAIC") model solvency-related laws and risk-based capital rules ("RBC rules") for life and health insurance companies. The RBC rules recommend a minimum level of capital depending on the types and quality of investments held, the types of business written and the types of liabilities incurred. If the ratio of the insurer's adjusted surplus to its risk-based capital falls below statutory required minimums, the insurer could be subject to regulatory actions ranging from increased scrutiny to conservatorship.

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2012, the Company's HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

Solvency II. Cigna's businesses in the European Union will be subject to the directive on insurance regulation and solvency requirements known as Solvency II. This directive will impose economic risk-based solvency requirements and supervisory rules and is expected to become effective in January 2014, although certain regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of the effective date. Cigna's European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated technical capability requirements.

Guarantees and Contractual Obligations

The Company is contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of the Company's primary contractual cash obligations, as of December 31, 2012, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$7,104	$677	$938	$817	$4,672
Future policy benefits	11,489	486	1,153	1,083	8,767
Global Health Care medical claims payable	1,864	1,796	29	9	30
Unpaid claims and claims expenses	4,379	1,321	857	590	1,611
Short-term debt	200	200	-	-	-
Long-term debt	8,955	269	549	1,352	6,785
Other long-term liabilities	1,037	433	166	111	327
Off-Balance Sheet:
Purchase obligations	871	393	289	120	69
Operating leases	570	116	190	108	156

TOTAL	$36,469	$5,691	$4,171	$4,190	$22,417

As discussed further in Note 25 to the Consolidated Financial Statements, effective February 4, 2013, the Company entered into a reinsurance agreement for its GMDB and GMIB businesses. The reinsurance premium due to Berkshire of $2.2 billion is not included in the contractual obligations table presented above. In addition, the expected future cash flows for GMDB and GMIB contracts included in the table above do not consider this reinsurance arrangement.

On-Balance Sheet:

•

Insurance liabilities. Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on

54    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $18 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The Company manages its investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses, are excluded from the table above as net cash flows associated with them are not expected to impact the Company. The total amount of these reinsured reserves excluded is approximately $6 billion.

•

Short-term debt represents commercial paper, current maturities of long-term debt, and current obligations under capital leases.

•

Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for software licenses.

•

Other long-term liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in the Company's Consolidated Balance Sheets. This table includes estimated payments for GMIB contracts, pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and certain tax and reinsurance liabilities.

Estimated payments of $75 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. The Company's best estimate is that contributions to the qualified domestic pension plans during 2013 will be approximately $250 million. The Company expects to make payments subsequent to 2013 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions which may materially differ from actual activities (see Note 10 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations).

The above table also does not contain $51 million of liabilities for uncertain tax positions because the Company cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 20 to the Consolidated Financial Statements for the year ended December 31, 2012 for further information.

Off-Balance Sheet:

•

Purchase obligations. As of December 31, 2012, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$58
Commercial mortgage loans	6
Real estate	7
Limited liability entities (other long-term investments)	509

Total investment commitments	580
Future service commitments	291

TOTAL PURCHASE OBLIGATIONS	$871

The Company had commitments to invest in limited liability entities that hold real estate, loans to real estate entities or securities. See Note 12(D) to the Consolidated Financial Statements for additional information.

Future service commitments include an agreement with IBM for various information technology (IT) infrastructure services. The Company's remaining commitment under this contract is approximately $15 million over the next year. The Company has the ability to terminate this agreement with 90 days notice, subject to termination fees.

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

CIGNA CORPORATION - 2012 Form 10-K    55

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Assets

The Company's investment assets do not include separate account assets. Additional information regarding the Company's investment assets and related accounting policies is included in Notes 2, 11, 12, 13, 14, 15 and 18 to the Consolidated Financial Statements.

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and hybrid and trading securities. The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value. Internal pricing methods are performed by the Company's investment professionals, and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

The Company is responsible for determining fair value, as well as the appropriate level within the fair value hierarchy as defined in Note 11 to the Consolidated Financial Statements, based on the significance of unobservable inputs. The Company reviews methodologies and processes of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. These analyses include reviewing to ensure that prices do not become stale and whether changes from prior valuations are reasonable or require additional review. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

The Company's fixed maturity portfolio continues to be diversified by issuer and industry type with the consumer sector representing the largest single industry concentration of approximately 10% of total invested assets as of December 31, 2012.

(In millions)	2012	2011

Federal government and agency	$902	$958
State and local government	2,437	2,456
Foreign government	1,322	1,274
Corporate	11,896	10,513
Federal agency mortgage-backed	122	9
Other mortgage-backed	89	80
Other asset-backed	937	927

TOTAL	$17,705	$16,217

As of December 31, 2012, $15.9 billion, or 90%, of the fixed maturities in the Company's investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.8 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed during the year.

The net appreciation of the Company's fixed maturity portfolio increased $264 million during 2012, driven by a decrease in market yields. Although asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by approximately $30 million in aggregate as of December 31, 2012. See Note 12 to the Consolidated Financial Statements for further information.

Corporate fixed maturities includes private placement investments of $5.4 billion, which are generally less marketable than publicly-traded bonds, but yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. The Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted. Also included in corporate fixed maturities are investments in companies that are domiciled or have significant business interests in European countries with the most significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain). Fixed maturity investments in these companies represent approximately $400 million at December 31, 2012, have an average quality rating of BAA and are diversified by industry sector. Financial institutions comprised less than 2% of investments in these companies.

The Company invests in high quality foreign government obligations, with an average quality rating of AA as of December 31, 2012. These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations, including government obligations of South Korea, Indonesia, Taiwan

56    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

and Hong Kong. Foreign government obligations also include $167 million of investments in European sovereign debt, including $1 million in countries with the most significant political or economic concerns.

The Company's investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million. The Company assesses each issuer's credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees. As of December 31, 2012, 97% of the Company's investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with December 31, 2011. As of December 31, 2012, approximately 63% or $1,538 million of the Company's total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of December 31, 2012 were as follows:

		As of December 31, 2012
		Fair Value
(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$131	$130
	Aa1-Aa3	1,108	1,037
	A1-A3	259	328
	Baa1-Baa3	40	20
	Ba1-Ba3	-	23
	Not available	-	-

TOTAL STATE AND LOCAL GOVERNMENTS		$1,538	$1,538

As of December 31, 2012, the Company's investments in other asset and mortgage-backed securities totaling $1,148 million included $508 million of private placement securities with an average quality rating of BAA- that are guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of December 31, 2012, the Company had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of the Company's investments in state and local governments and other asset-backed securities as of December 31, 2012 were:

As of December 31, 2012
Guarantor (In millions)
Indirect Exposure

National Public Finance Guarantee	$1,240
Assured Guaranty Municipal Corp	583
AMBAC	185
Financial Guaranty Insurance Co.	38

TOTAL	$2,046

Commercial Mortgage Loans

The Company's commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property's value at origination of the loan. In addition to property value, debt service coverage, building tenancy and stability of cash flows are all important financial underwriting considerations. Property type, location, quality, and borrower are all important underwriting considerations as well. The Company holds no direct residential mortgage loans and generally does not securitize or service mortgage loans.

The Company completed its annual in depth review of its commercial mortgage loan portfolio during the second quarter of 2012. This review included an analysis of each property's year-end 2011 financial statements, rent rolls, operating plans and budgets for 2012, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review and subsequent portfolio activity, the overall health of the portfolio improved from the 2011 review, consistent with recovery in many commercial real estate markets. The portfolio's average loan-to-value improved to 65% at December 31, 2012, decreasing from 70% as of December 31, 2011, due primarily to increased valuations for the majority of the underlying properties. Valuation changes varied by property type as office properties and apartments demonstrated the strongest recovery, hotel and retail properties showed modest improvement while industrial properties exhibited a decline, indicative of a slower recovery for rental rates and demand. The portfolio's average debt service coverage ratio was estimated to be 1.56 at December 31, 2012, substantially higher than 1.40 as of December 31, 2011, including improvement across all property types.

CIGNA CORPORATION - 2012 Form 10-K    57

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following table reflects the commercial mortgage loan portfolio as of December 31, 2012, summarized by loan-to-value ratio based on the annual loan review completed during the second quarter of 2012.

LOAN-TO-VALUE DISTRIBUTION

	Amortized Cost
				% of Mortgage Loans
Loan-to-Value Ratios	Senior	Subordinated	Total

Below 50%	$293	$62	$355	12%
50% to 59%	795	-	795	28%
60% to 69%	679	24	703	25%
70% to 79%	475	14	489	17%
80% to 89%	267	27	294	10%
90% to 99%	102	-	102	4%
100% or above	113	-	113	4%

TOTALS	$2,724	$127	$2,851	100%

As summarized above, $127 million or 4% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are two loans in the "100% or above" category with an aggregate carrying value of $47 million that exceed the value of their underlying properties by $5 million. Both of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment.

The commercial mortgage portfolio contains approximately 140 loans. Four impaired loans with a carrying value of $125 million are classified as problem or potential problem loans, including two loans totaling $60 million that are current based on restructured terms and two loans totaling $65 million, net of reserves, that are current but full collection of principal is not expected. All of the remaining loans continue to perform under their contractual terms. The Company has $419 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under the contract terms.

Other Long-term Investments

The Company's other long-term investments include $1,166 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 80 separate partnerships, and approximately 50 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 7% of the Company's securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of December 31, 2012, the fair value of the Company's ownership interest in certain funds that are carried at cost was less than carrying value by $39 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 5 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company's results of operations, financial condition or liquidity.

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

•

downgrade in credit rating;

58    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

•

collateral losses on asset-backed securities; and

•

for commercial mortgages, deterioration of debt service coverage below 1.0 or value declines resulting in estimated loan-to-value ratios increasing to 100% or more.

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2012 or 2011.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2012			December 31, 2011

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$35	$(17)	$18	$40	$(13)	$27
Problem commercial mortgage loans (1)	104	(16)	88	224	(19)	205
Foreclosed real estate	29	-	29	34	-	34

TOTAL PROBLEM INVESTMENTS	$168	$(33)	$135	$298	$(32)	$266

Potential problem bonds	$30	$(9)	$21	$36	$(10)	$26
Potential problem commercial mortgage loans	162	(7)	155	141	-	141

TOTAL POTENTIAL PROBLEM INVESTMENTS	$192	$(16)	$176	$177	$(10)	$167

(1)

At December 31, 2012, included $29 million and at December 31, 2011, included $10 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem investments represent less than 1% of total investments excluding policy loans at December 31, 2012. Net problem investments decreased by $131 million during 2012, primarily due to a substantial paydown on a prior period problem mortgage loan and the subsequent reclassification of the remaining balance of that loan to good standing based on the results of the annual loan review completed during the second quarter of 2012.

Net potential problem investments represent less than 1% of total investments excluding policy loans at December 31, 2012. Net potential problem investments increased by $9 million in 2012, primarily due to the addition of two mortgage loans.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. In the above table, problem and potential problem commercial mortgage loans totaling $125 million (net of valuation reserves) at December 31, 2012, are considered impaired. During 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase to valuation reserves on impaired commercial mortgage loans. See Note 12 to the Consolidated Financial Statements of this Form 10-K for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment gains (losses) were changes in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturity securities as follows:

(In millions)	2012	2011

Credit-related (1)	$(13)	$(18)
Other	(1)	(16)

TOTAL	$(14)	$(34)

(1)

Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities. There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

 Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe, however, asset values increased during 2012, reflecting a decrease in market yields. Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. Management believes that the vast majority of the Company's fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary. Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term. Future credit-related losses are not expected to have a material adverse effect on the Company's financial condition or liquidity.

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

CIGNA CORPORATION - 2012 Form 10-K    59

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Risk

Financial Instruments

The Company's assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Subsequent to the reinsurance transaction entered into on February 4, 2013 as further discussed in Note 25 to the Consolidated Financial Statements, the Company's primary market risk exposures are:

•

Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return and the Company's employee pension liabilities.

•

Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, British pound, Taiwan dollar, and Turkish lira. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

•

Equity price risk for domestic equity securities and the plan assets of the Company's employee pension plans.

The Company's Management of Market Risks

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

•

Use of local currencies for foreign operations.    The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies. While this technique does not reduce the Company's foreign currency exposure of its net assets, it substantially limits exchange rate risk to those net assets.

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

Effect of Market Fluctuations on the Company

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•

a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term debt and, in 2011, GMIB contracts;

•

a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency; and

•

a hypothetical decrease in market prices for equity exposures, primarily for equity securities and, in 2011, GMIB contracts.

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of the Company's financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31(the effects of the GMIB business are presented as though the Company's 2013 reinsurance agreement was effective as of December 31, 2012):

	Loss in fair value
Market scenario for certain non-insurance financial instruments (in millions)	2012	2011

100 basis point increase in interest rates	$685	$575
10% strengthening in U.S. dollar to foreign currencies	$275	$220
10% decrease in market prices for equity exposures	$10	$30

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2012 was greater than that

60    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

at December 31, 2011 reflecting the reinsurance of the remaining net GMIB liability in 2013.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by the Company was estimated to be 10% of the U.S. dollar equivalent fair value. The Company's foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. Due to the increase in the fair value of these investments in 2012, that are primarily denominated in the South Korean won, the effect of a hypothetical 10% strengthening in U.S. dollar to foreign currencies at December 31, 2012 was greater than that effect at December 31, 2011.

In 2012, the primary effect of a hypothetical decrease in the market prices of equity exposures was a 10% decrease in the value of equity securities reported as investment assets because the equity exposures of the Company's GMIB contracts were significantly reduced by the 2013 reinsurance agreement.

In 2011, the effect of a hypothetical decrease in the market prices of equity exposures was estimated based on a 10% decrease in mutual fund values underlying GMIB contracts and the equity futures contracts used to partially hedge these GMIB equity exposures, as well as the value of equity securities held by the Company.

As noted above, the Company manages its exposures to market risk by matching investment characteristics to its obligations.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Cigna Corporation and its subsidiaries (the "Company") and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company's filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors. Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties. These forward-looking statements are based on management's beliefs and assumptions and on information available to management at the time the statements are or were made. Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company's strategic initiatives, litigation and other legal matters, operational improvement initiatives in the health care operations, and the outlook for the Company's full year 2013 and beyond results. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words "believe", "expect", "plan", "intend", "anticipate", "estimate", "predict", "potential", "may", "should" or similar expressions.

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

1.
health care reform legislation, as well as additional changes in state or federal regulation, that could, among other items, affect the way the Company does business, increase costs, limit the ability to effectively estimate, price for and manage medical costs, and affect the Company's products, services, market segments, technology and processes;
2.
adverse changes in state, federal and international laws and regulations, including increased medical, administrative, technology or other costs resulting from new legislative and regulatory requirements imposed on the Company's businesses;
3.
risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company's businesses, including disputes related to payments to health care professionals, government investigations and proceedings, tax audits and related litigation, and regulatory market conduct and other reviews, audits and investigations, including the possibility that the acquired HealthSpring business may be adversely affected by potential changes in risk adjustment data validation audit and payment adjustment methodology;
4.
challenges and risks associated with implementing improvement initiatives and strategic actions in the ongoing operations of the businesses, including those related to: (i) growth in targeted geographies, product lines, buying segments and distribution channels, (ii) offering products that meet emerging market needs, (iii) strengthening underwriting and pricing effectiveness, (iv) strengthening medical cost results and a growing medical customer base, (v) delivering quality service to members and health care professionals using effective technology solutions, and (vi) lowering administrative costs;
5.
the unique political, legal, operational, regulatory and other challenges associated with expanding our business globally;
6.
challenges and risks associated with the successful management of the Company's outsourcing projects or key vendors;
7.
the ability of the Company to execute its growth plans by successfully leveraging capabilities and integrating acquired businesses, including the HealthSpring businesses by, among other things, operating Medicare Advantage plans and HealthSpring's prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms or maintaining performance under Medicare contracts, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;
8.
risks associated with security or interruption of information systems, that could, among other things, cause operational disruption;

CIGNA CORPORATION - 2012 Form 10-K    61

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

9.
risks associated with the Company's information technology strategy, including that the failure to make effective investments or execute improvements may impede the Company's ability to deliver services efficiently;
10.
the failure to maintain effective prevention, detection and control systems for regulatory compliance and detection of fraud and abuse;
11.
risks associated with the Company's mail order pharmacy business that, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;
12.
liability associated with the Company's operations of onsite clinics and medical facilities, including the health care centers operated by the HealthSpring business;
13.
heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company's businesses, primarily the Global Health Care business;
14.
significant stock market declines, that could, among other things, impact the Company's pension plans in future periods as well as the recognition of additional pension obligations;
15.
significant changes in market interest rates or sustained deterioration in the commercial real estate markets that could reduce the value of the Company's investment assets;
16.
downgrades in the financial strength ratings of the Company's insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business or limit the subsidiaries' ability to dividend capital to the parent company, resulting in changes in statutory reserve or capital requirements or other financial constraints;
17.
significant deterioration in global market economic conditions and market volatility, that could have an adverse effect on the Company's investments, liquidity and access to capital markets;
18.
unfavorable developments in economic conditions, that could, among other things, have an adverse effect on the impact on the businesses of our customers (including the amount and type of health care services provided to their workforce, loss in workforce and ability to pay their obligations), the businesses of hospitals and other providers (including increased medical costs) or state and federal budgets for programs, such as Medicare or social security, resulting in a negative impact to the Company's revenues or results of operations;
19.
risks associated with the Company's reinsurance arrangements for the run-off retirement benefits business, individual life insurance and annuity business, variable annuity death benefits and guaranteed minimum income benefits businesses, including but not limited to, failure by reinsurers to meet their reinsurance obligations or that the reinsurance arrangements do not otherwise provide adequate protection; or
20.
potential public health epidemics, pandemics, natural disasters and bio-terrorist activity, that could, among other things, cause the Company's covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected.

This list of important factors is not intended to be exhaustive. Other sections of the Form 10-K, including the "Risk Factors" section, and other documents filed with the Securities and Exchange Commission include both expanded discussion of these factors and additional risk factors and uncertainties that could preclude the Company from realizing the forward-looking statements. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Management's Annual Report on Internal Control over Financial Reporting

Management of Cigna Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal controls were designed to provide reasonable assurance to the Company's management and Board of Directors that the Company's consolidated published financial statements for external purposes were prepared in accordance with generally accepted accounting principles. The Company's internal control over financial reporting include those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets and liabilities of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2012. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2012.

Our evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012 did not include an evaluation of the internal control over financial reporting of the Great American Supplemental Benefits Group. We excluded the Great American Supplemental Benefits Group from our assessment of internal control over financial reporting as of December 31, 2012 because it was

62    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

acquired in a purchase business combination consummated on August 31, 2012. Great American Supplemental Benefits Group's total assets acquired represent approximately 2% of consolidated total assets as of December 31, 2012; total revenues acquired represent less than 1% of consolidated total revenues for the year ended December 31, 2012.

The Company's independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 126 in this Form 10-K.

ITEM 7A  Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION - 2012 Form 10-K    63

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

ITEM 8  Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Income

For the years ended December 31, (In millions, except per share amounts)	2012	2011	2010

Revenues
Premiums and fees	$26,187	$18,966	$18,274
Net investment income	1,144	1,146	1,105
Mail order pharmacy revenues	1,623	1,447	1,420
Other revenues	121	244	254
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(11)	(26)	(1)
Other realized investment gains	55	88	76

Total realized investment gains	44	62	75

TOTAL REVENUES	29,119	21,865	21,128

Benefits and Expenses
Global Health Care medical claims expense	14,228	9,125	9,222
Other benefit expenses	3,672	3,365	3,011
Mail order pharmacy cost of goods sold	1,328	1,203	1,169
GMIB fair value (gain) loss	(41)	234	55
Other operating expenses	7,455	6,062	5,869

TOTAL BENEFITS AND EXPENSES	26,642	19,989	19,326

Income before Income Taxes	2,477	1,876	1,802

Income taxes:
Current	719	398	331
Deferred	134	217	188

TOTAL TAXES	853	615	519

Net Income	1,624	1,261	1,283
Less: Net Income Attributable to Redeemable Noncontrolling Interest	1	–	–
Less: Net Income Attributable to Other Noncontrolling Interest	–	1	4

SHAREHOLDERS' NET INCOME	$1,623	$1,260	$1,279

Shareholders' Net Income Per Share:

Basic	$5.70	$4.65	$4.69

Diluted	$5.61	$4.59	$4.65

Dividends Declared Per Share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

64    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Comprehensive Income

For the year ended December 31, (In millions, except per share amounts)	2012	2011	2010

Shareholders' net income	$1,623	$1,260	$1,279

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	144	210	151
Equity securities	3	(2)	(1)

Net unrealized appreciation (depreciation) on securities	147	208	150
Net unrealized appreciation (depreciation), derivatives	(5)	1	6
Net translation of foreign currencies	66	(22)	33
Postretirement benefits liability adjustment	(92)	(360)	(189)

Shareholders' other comprehensive income (loss)	116	(173)	-

Shareholders' comprehensive income	1,739	1,087	1,279

Comprehensive income attributable to noncontrolling interest:
Net income attributable to redeemable noncontrolling interest	1	-	-
Net income attributable to other noncontrolling interest	-	1	4
Other comprehensive income attributable to redeemable noncontrolling interest	2	-	-
Other comprehensive income attributable to other noncontrolling interest	-	-	2

TOTAL COMPREHENSIVE INCOME	$1,742	$1,088	$1,285

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2012 Form 10-K    65

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Balance Sheets

As of December 31, (In millions, except per share amounts)	2012		2011

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,481; $14,257)		$17,705		$16,217
Equity securities, at fair value (cost, $121; $124)		111		100
Commercial mortgage loans		2,851		3,301
Policy loans		1,501		1,502
Real estate		83		87
Other long-term investments		1,255		1,058
Short-term investments		154		225

Total investments		23,660		22,490
Cash and cash equivalents		2,978		4,690
Accrued investment income		258		252
Premiums, accounts and notes receivable, net		1,777		1,358
Reinsurance recoverables		6,256		6,256
Deferred policy acquisition costs		1,198		817
Property and equipment		1,120		1,024
Deferred income taxes, net		374		803
Goodwill		6,001		3,164
Other assets, including other intangibles		2,355		1,750
Separate account assets		7,757		8,093

TOTAL ASSETS		$53,734		$50,697

LIABILITIES
Contractholder deposit funds		$8,508		$8,553
Future policy benefits		9,265		8,593
Unpaid claims and claim expenses		4,062		3,936
Global Health Care medical claims payable		1,856		1,305
Unearned premiums and fees		549		502

Total insurance and contractholder liabilities		24,240		22,889
Accounts payable, accrued expenses and other liabilities		6,667		6,627
Short-term debt		201		104
Long-term debt		4,986		4,990
Separate account liabilities		7,757		8,093

TOTAL LIABILITIES		43,851		42,703

Contingencies — Note 24
Redeemable noncontrolling interest		114		-
SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,295		3,188
Net unrealized appreciation, fixed maturities	$883		$739
Net unrealized appreciation, equity securities	4		1
Net unrealized depreciation, derivatives	(28)		(23)
Net translation of foreign currencies	69		3
Postretirement benefits liability adjustment	(1,599)		(1,507)

Accumulated other comprehensive loss		(671)		(787)
Retained earnings		12,330		10,787
Less: treasury stock, at cost		(5,277)		(5,286)

TOTAL SHAREHOLDERS' EQUITY		9,769		7,994

Total liabilities and equity		$53,734		$50,697

SHAREHOLDERS' EQUITY PER SHARE		$34.18		$28.00

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

66    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Cigna Corporation
Statement of Changes in Total Equity

For the year ended December 31, (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2010, as previously reported	$88	$2,514	$(618)	$8,625	$(5,192)	$5,417	$12	$5,429	$-
Cumulative effect of amended accounting guidance for deferred policy acquisition costs			4	(223)		(219)		(219)

BALANCE AT JANUARY 1, 2010, as retrospectively adjusted	88	2,514	(614)	8,402	(5,192)	5,198	12	5,210	-

2010 Activity:
Effect of issuing stock for employee benefit plans		20		(80)	151	91		91
Other comprehensive income			-			-	2	2
Net income				1,279		1,279	4	1,283
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(201)	(201)		(201)

BALANCE AT DECEMBER 31, 2010	88	2,534	(614)	9,590	(5,242)	6,356	18	6,374	-

2011 Activity:
Issuance of common stock	4	625				629		629
Effect of issuing stock for employee benefit plans		27		(52)	181	156		156
Effects of acquisition of noncontrolling interest		2				2	(19)	(17)
Other comprehensive (loss)			(173)			(173)		(173)
Net income				1,260		1,260	1	1,261
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(225)	(225)		(225)

BALANCE AT DECEMBER 31, 2011	92	3,188	(787)	10,787	(5,286)	7,994	-	7,994	-

2012 Activity:
Effect of issuing stock for employee benefit plans		107		(69)	217	255		255
Effects of acquisition of joint venture		-				-		-	111
Other comprehensive income			116			116		116	2
Net income				1,623		1,623		1,623	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(208)	(208)		(208)

BALANCE AT DECEMBER 31, 2012	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$-	$9,769	$114

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2012 Form 10-K    67

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Cash Flows

For the years ended December 31, (In millions)	2012	2011	2010

Cash Flows from Operating Activities
Net income	$1,624	$1,261	$1,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	560	345	292
Realized investment gains	(44)	(62)	(75)
Deferred income taxes	134	217	188
Gains on sales of businesses (excluding discontinued operations)	(18)	(25)	(13)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(71)	(50)	62
Reinsurance recoverables	62	19	37
Deferred policy acquisition costs	(159)	(129)	(94)
Other assets	31	(307)	3
Insurance liabilities	245	154	325
Accounts payable, accrued expenses and other liabilities	(132)	344	(272)
Current income taxes	29	(246)	2
Proceeds from sales of mortgage loans held for sale	61	-	-
Other, net	28	(30)	5

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,350	1,491	1,743

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	583	830	822
Equity securities	8	46	4
Commercial mortgage loans	380	253	63
Other (primarily short-term and other long-term investments)	831	1,915	1,102
Investment maturities and repayments:
Fixed maturities	1,507	1,265	1,084
Commercial mortgage loans	342	385	70
Investments purchased:
Fixed maturities	(2,326)	(2,877)	(2,587)
Equity securities	(8)	(20)	(12)
Commercial mortgage loans	(364)	(487)	(239)
Other (primarily short-term and other long-term investments)	(821)	(2,056)	(810)
Property and equipment purchases	(408)	(422)	(300)
Acquisitions and dispositions, net of cash acquired	(3,581)	(102)	(539)

NET CASH USED IN INVESTING ACTIVITIES	(3,857)	(1,270)	(1,342)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,337	1,323	1,295
Withdrawals and benefit payments from contractholder deposit funds	(1,264)	(1,178)	(1,205)
Change in cash overdraft position	25	(1)	59
Net change in short-term debt	98	-	-
Net proceeds on issuance of long-term debt	-	2,676	543
Repayment of long-term debt	(326)	(451)	(270)
Repurchase of common stock	(208)	(225)	(201)
Issuance of common stock	121	734	64
Common dividends paid	(11)	(11)	(11)

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(228)	2,867	274

Effect of foreign currency rate changes on cash and cash equivalents	23	(3)	6

Net increase (decrease) in cash and cash equivalents	(1,712)	3,085	681
Cash and cash equivalents, beginning of year	4,690	1,605	924

Cash and cash equivalents, end of year	$2,978	$4,690	$1,605

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$655	$633	$326
Interest paid	$248	$185	$180

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

68    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

NOTE 1  Description of Business

Cigna Corporation was incorporated in the State of Delaware in 1981. Various businesses that are described in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 ("Form 10-K") are conducted by its insurance and other subsidiaries. As used in this document, "Cigna", the "Company", "we" and "our" may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.

The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security. Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets. In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

NOTE 2  Summary of Significant Accounting Policies

A.       Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.

These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment valuation, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment.

In preparing these Consolidated Financial Statements, the Company has evaluated events that occurred between the balance sheet date and February 28, 2013.

Certain reclassifications have been made to prior year amounts to conform to the current presentation. In particular, as a result of the changes in segment reporting discussed further in Note 23, benefits expense amounts previously reported in Other Benefits Expense for the international health care business have been reclassified to Global Health Care Medical Claims Expense in the Consolidated Statements of Income. Similarly, insurance liabilities previously classified as Unpaid Claims for the international health care business have been reclassified to Global Health Care Medical Claims Payable in the Consolidated Balance Sheets.

Variable interest entities. As of December 31, 2012 and 2011 the Company determined it was not a primary beneficiary in any material variable interest entities.

B.       Changes in Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers (Accounting Standards Update ("ASU") 2011-06). In 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance for a health insurance industry assessment (the "fee") mandated by the Patient Protection and Affordable Care Act of 2010 ("Health Care Reform"). This fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company's effective tax rate is expected to be adversely impacted in future periods. Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided. A corresponding deferred cost will be recorded and amortized over the calendar year. The amount of these fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders' net income and the effective tax rate because guidance from the federal department of Health and Human Services for these calculations has not been finalized.

Deferred acquisition costs.    Effective January 1, 2012, the Company adopted the FASB's amended guidance (ASU 2010-26) on accounting for costs to acquire or renew insurance contracts. This guidance requires certain sales compensation and telemarketing costs related to unsuccessful efforts and any indirect costs to be expensed as incurred. The Company's deferred acquisition costs arise from sales and renewal activities primarily in its Global Supplemental Benefits segment. This amended guidance was implemented through retrospective adjustment of comparative prior periods. Summarized below are the effects of this amended guidance on previously reported amounts as of December 31, 2011 and for the years ended December 31, 2011 and 2010. Previously reported amounts presented below include certain immaterial reclassifications.

CIGNA CORPORATION - 2012 Form 10-K    69

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

	Year Ended December 31
	As previously reported		Effect of amended accounting guidance		As retrospectively adjusted

Condensed Consolidated Statement of Income (In millions)
	2011	2010	2011	2010	2011	2010

Revenues, excluding other revenues	$21,621	$20,874	$-	$-	$21,621	$20,874
Other revenues	254	260	(10)	(6)	244	254

TOTAL REVENUES	21,875	21,134	(10)	(6)	21,865	21,128

Benefits and expenses, excluding other operating expenses	13,927	13,457	-	-	13,927	13,457
Other operating expenses	5,980	5,807	82	62	6,062	5,869

TOTAL BENEFITS AND EXPENSES	19,907	19,264	82	62	19,989	19,326

Income before Income Taxes	1,968	1,870	(92)	(68)	1,876	1,802

Current income taxes	398	331	-	-	398	331
Deferred income taxes	242	190	(25)	(2)	217	188

TOTAL TAXES	640	521	(25)	(2)	615	519

Discontinued Operations	-	-	-	-	-	-
Net income	1,328	1,349	(67)	(66)	1,261	1,283
Less: Net income attributable to Noncontrolling Interest	1	4	-	-	1	4

SHAREHOLDERS' NET INCOME	$1,327	$1,345	$(67)	$(66)	$1,260	$1,279

Earnings per share:
Basic	$4.90	$4.93	$(0.25)	$(0.24)	$4.65	$4.69
Diluted	$4.84	$4.89	$(0.25)	$(0.24)	$4.59	$4.65

	As of December 31
	As previously reported	Effect of amended accounting guidance	As retrospectively adjusted

Condensed Consolidated Balance Sheet (In millions)
	2011	2011	2011

Deferred policy acquisition costs	$1,312	$(495)	$817
Deferred income taxes, net	632	171	803
Other assets, including other intangibles	1,776	(26)	1,750
All other assets	47,327	-	47,327

TOTAL ASSETS	$51,047	$(350)	$50,697

Net translation of foreign currencies	$(3)	$6	$3
Retained earnings	11,143	(356)	10,787
Other shareholders' equity	(2,796)	-	(2,796)

TOTAL SHAREHOLDERS' EQUITY	$8,344	$(350)	$7,994

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

Amendments to Fair Value Measurement and Disclosure. Effective January 1, 2012, the Company adopted the FASB's amended guidance on fair value measurement and disclosure (ASU 2011-04) on a prospective basis. A key objective was to achieve common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements and leveling for financial instruments not carried at fair value in the financial statements. Upon adoption, there were no effects on the Company's fair value measurements. See Note 11 for expanded fair value disclosures.

Troubled debt restructurings. Effective July 1, 2011, the Company adopted the FASB's updated guidance (ASU 2011-02) to clarify for lenders that a troubled debt restructuring occurs when a debt modification is a concession to the borrower and the borrower is experiencing financial difficulties. This guidance was required to be applied retrospectively for restructurings occurring on or after January 1, 2011. The amendment also required new disclosures to be provided beginning in the third quarter of 2011 addressing certain troubled debt restructurings. Adoption of the new guidance did not have a material effect to the Company's results of operations or

70    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

financial condition. See Note 12 for additional information related to commercial mortgage loans.

C.       Investments

The Company's accounting policies for investment assets are discussed below:

Fixed maturities and equity securities. Most fixed maturities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) and some equity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. The Company accounts for fixed maturities with fair value below amortized cost as follows:

•

The Company first assesses its intent to sell or whether it is more likely than not to be required to sell such fixed maturities before their fair values recover.

•

If either of those conditions is met, an impairment loss is recognized in net income for the excess of the amortized cost over fair value.

•

Even when there is no intent or requirement to sell the fixed maturity, if the Company determines that it does not expect to recover the amortized cost basis of fixed maturities the credit portion of the impairment loss is recognized in net income and the non-credit portion, if any, is recognized in accumulated other comprehensive income.

•

The credit portion is the difference between amortized cost and the net present value of its projected future cash flows. Projected future cash flows are based on qualitative and quantitative factors, including the probability of default, and the estimated timing and amount of recovery. For mortgage and asset-backed securities, estimated future cash flows are also based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value.

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

Commercial mortgage loans. Mortgage loans held by the Company are made exclusively to commercial borrowers at a fixed rate of interest. Commercial mortgage loans are carried at unpaid principal balances or, if impaired, the lower of unpaid principal or fair value of the underlying real estate. If the fair value of the underlying real estate is less than unpaid principal, a valuation reserve is recorded and adjusted each period for changes in fair value. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. The Company monitors credit risk and assesses the impairment of loans individually and on a consistent basis for all loans in the portfolio. The Company estimates the fair value of the underlying real estate using internal valuations generally based on discounted cash flow analyses. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements. However, the Company expects to recover their remaining carrying value primarily because it is less than the fair value of the underlying real estate.

Policy loans. Policy loans are carried at unpaid principal balances plus accumulated interest. The loans are collateralized by insurance policy cash values and therefore have no exposure to credit loss.

Real estate. Investment real estate can be "held and used" or "held for sale". As of December 31, 2012 and 2011, all of the Company's real estate is classified as "held and used". Such real estate is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans. The Company carries real estate held and used at depreciated cost less any write-downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. The Company estimates the fair value of impaired real estate using internal valuations generally based on discounted cash flow analyses. Depreciation is generally calculated using the straight-line method based on the estimated useful life of the particular real estate asset. At the time of foreclosure, properties are reclassified from commercial mortgage loans to real estate or other long-term investments depending on the ownership of the underlying assets.

Other long-term investments. Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reported income or loss in cases where the Company has significant influence, otherwise the investment is carried at cost. Income from certain entities is reported on a one quarter lag depending on when their financial information is received. Also included in other long-term investments are loans to unconsolidated real estate entities secured by the equity interests of these real estate entities, that are carried at unpaid principal balances (mezzanine loans). These other long-term investments are considered impaired, and written down to their fair value, when cash flows indicate that the carrying value may not be recoverable. Fair value is generally determined based on a discounted cash flow analysis.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 13 for information on the Company's accounting policies for these derivative financial instruments.

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

CIGNA CORPORATION - 2012 Form 10-K    71

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

recognized together and offset each other when reported in shareholders' net income.

The Company accounts for derivative instruments as follows:

•

Derivatives are reported on the balance sheet at fair value with changes in fair values reported in shareholders' net income or accumulated other comprehensive income.

•

Changes in the fair value of derivatives that hedge market risk related to future cash flows and that qualify for hedge accounting are reported in a separate caption in accumulated other comprehensive income. These hedges are referred to as cash flow hedges.

•

A change in the fair value of a derivative instrument may not always equal the change in the fair value of the hedged item; this difference is referred to as hedge ineffectiveness. Where hedge accounting is used, the Company reflects hedge ineffectiveness in shareholders' net income (generally as part of realized investment gains and losses).

•

On early termination, the changes in fair value of derivatives that qualified for hedge accounting are reported in shareholders' net income (generally as part of realized investment gains and losses).

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

Investment gains and losses. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair values of trading and hybrid securities and certain derivatives, changes in valuation reserves and prepayment penalties on fixed maturities.

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

E.       Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable are reported net of an allowance for doubtful accounts of $51 million as of December 31, 2012 and $45 million as of December 31, 2011. Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of an allowance for unrecoverable reinsurance of $4 million as of December 31, 2012 and $5 million as of December 31, 2011. The Company estimates these allowances for doubtful accounts for premiums, accounts and notes receivable, as well as for reinsurance recoverables, using management's best estimate of collectibility, taking into consideration the aging of these amounts, historical collection patterns and other economic factors.

F.       Deferred Policy Acquisition Costs

Acquisition costs relate to the successful acquisition of new or renewal insurance contracts. Costs eligible for deferral include incremental, direct costs of contract acquisition and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs and premium taxes. The Company records acquisition costs differently depending on the product line. Acquisition costs for:

•

Universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.

•

Supplemental health, life and accident insurance (primarily individual products) and group health and accident insurance products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods.

•

Other products are expensed as incurred.

Deferred acquisition costs also include an intangible asset that primarily represents the value of business acquired by the Company with the purchase of the supplemental benefits business in 2012. See Note 3 for additional information. There are no deferred policy acquisition costs attributable to the sold individual life insurance and annuity and retirement businesses or the run-off reinsurance and settlement annuity operations.

For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $218 million in 2012, $259 million in 2011 and $251 million in 2010 in other operating expenses.

72    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

G.       Property and Equipment

Property and equipment is carried at cost less accumulated depreciation. When applicable, cost includes interest, real estate taxes and other costs incurred during construction. Also included in this category is internal-use software that is acquired, developed or modified solely to meet the Company's internal needs, with no plan to market externally. Costs directly related to acquiring, developing or modifying internal-use software are capitalized.

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

H.       Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. Goodwill primarily relates to the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($350 million). The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level, based on discounted cash flow analyses and writes it down through results of operations if impaired. Consistent with prior years, the Company's evaluations of goodwill associated with these segments used the best information available at the time, including reasonable assumptions and projections consistent with those used in its annual planning process. The discounted cash flow analyses used a range of discount rates that correspond with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. The resulting discounted cash flow analyses indicated estimated fair values for the reporting units exceeding their carrying values, including goodwill and other intangibles. Finally, after reallocating goodwill in conjunction with the resegmentation at December 31, 2012, the Company determined that no events or circumstances have occurred that would more likely than not reduce the fair values of the reporting units below their carrying values. See Note 9 for additional information.

I.       Other Assets, including Other Intangibles

Other assets consist of various insurance-related assets and the gain position of certain derivatives, primarily guaranteed minimum income benefits ("GMIB") assets. The Company's other intangible assets include purchased customer and producer relationships, provider networks, and trademarks. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 1 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Notes 9 and 11 for additional information.

J.       Separate Account Assets and Liabilities

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts for related separate account liabilities. The investment income, gains and losses of these accounts generally accrue to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for asset management or administrative services and mortality risks are reported in premiums and fees.

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

L.       Future Policy Benefits

Future policy benefits are liabilities for the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and primarily consist of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit ("GMDB") contracts (see Note 7 for additional information) and certain health, life, and accident insurance products in our Global Supplemental Benefits segment.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation. Mortality, morbidity, and surrender assumptions are based on either the Company's own experience or actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 1% to 10%. Obligations for the run-off settlement

CIGNA CORPORATION - 2012 Form 10-K    73

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

annuity business include adjustments for investment returns consistent with requirements of GAAP when a premium deficiency exists.

Certain reinsurance contracts contain GMDB under variable annuities issued by other insurance companies. These obligations represent the guaranteed death benefit in excess of the contractholder's account values (based on underlying equity and bond mutual fund investments). These obligations are estimated based on assumptions regarding lapse, partial surrenders, mortality, interest rates (mean investment performance and discount rate), market volatility as well as investment returns and premiums, consistent with the requirements of GAAP when a premium deficiency exists. Lapse, partial surrenders, mortality, interest rates and volatility are based on management's judgment considering the Company's experience and future expectations. The results of futures and swap contracts used in the GMDB equity and growth interest rate hedge programs are reflected in the liability calculation as a component of investment returns. See also Note 7 for additional information.

M.       Unpaid Claims and Claims Expenses

Liabilities for unpaid claims and claim expenses are estimates of payments to be made under insurance coverages (primarily long-term disability, workers' compensation and life and health) for reported claims and for losses incurred but not yet reported.

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

The Company's estimate of the liability for disability claims reported but not yet paid is primarily calculated as the present value of expected benefit payments to be made over the estimated time period that a policyholder remains disabled. The Company estimates the expected time period that a policyholder may be disabled by analyzing the rate at which an open claim is expected to close (claim resolution rate). Claim resolution rates may vary based upon the length of time a policyholder is disabled, the covered benefit period, cause of disability, benefit design and the policyholder's age, gender and income level. The Company uses historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. The reserve for the gross monthly disability benefits due to a policyholder is reduced (offset) by the income that the policyholder receives under other benefit programs, such as Social Security Disability Income, workers' compensation, statutory disability or other group disability benefit plans. For awards of such offsets that have not been finalized, the Company estimates the probability and amount of the offset based on the Company's experience over the past three to five years.

The Company discounts certain claim liabilities related to group long-term disability and workers' compensation because benefit payments may be made over extended periods. Discount rate assumptions are based on projected investment returns for the asset portfolios that support these liabilities and range from 1.83% to 6.25%. When estimates change, the Company records the adjustment in benefits and expenses in the period in which the change in estimate is identified. Discounted liabilities associated with the long-term disability and certain workers' compensation businesses were $3.2 billion at December 31, 2012 and 2011.

N.       Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment include both reported claims and estimates for losses incurred but not yet reported including amounts owed for services from providers and under risk-sharing and quality management arrangements with providers. The Company develops estimates for Global Health Care medical claims payable using actuarial principles and assumptions consistently applied each reporting period, and recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice, which require that the liabilities be adequate under moderately adverse conditions.

The liability is primarily calculated using "completion factors" (a measure of the time to process claims), which are developed by comparing the date claims were incurred, generally the date services were provided, to the date claims were paid. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period. It is possible that the actual completion rates for the current period will develop differently from historical patterns, which could have a material impact on the Company's medical claims payable and shareholders' net income.

Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products. As noted, the Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors.

74    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Despite reflecting both historical and emerging trends in setting reserves, it is possible that the actual medical trend for the current period will develop differently from expectations, which could have a material impact on the Company's medical claims payable and shareholders' net income.

For each reporting period, the Company evaluates key assumptions by comparing the assumptions used in establishing the medical claims payable to actual experience. When actual experience differs from the assumptions used in establishing the liability, medical claims payable are increased or decreased through current period shareholders' net income. Additionally, the Company evaluates expected future developments and emerging trends which may impact key assumptions. The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors, and medical cost trends.

O.       Unearned Premiums and Fees

Premiums for life, accident and health insurance are recognized as revenue on a pro rata basis over the contract period. Fees for mortality and contract administration of universal life products are recognized ratably over the coverage period. The unrecognized portion of these amounts received is recorded as unearned premiums and fees.

P.       Redeemable Noncontrolling Interest

The redeemable noncontrolling interest comprises the preferred and common stock interests not purchased by the Company in its acquisition of Finans Emeklilik in 2012 (see Note 3A for further information.) This redeemable noncontrolling interest relates to the right of the holder to require the Company to purchase the holder's 49% interest at a redemption value equal to its net assets in Finans Emklilik and the value of its inforce business in 15 years. Cigna also has the right to require the holder to sell its 49% interest to Cigna for the same value in 15 years. The redeemable noncontrolling interest was recorded at fair value on the date of purchase. Subsequently, if the estimated redemption value exceeds the recorded value for the redeemable noncontrolling interest, an adjustment to increase the redeemable noncontrolling interest will be recorded and impact income available to common shareholders.

Q.       Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist principally of liabilities for pension, other postretirement and postemployment benefits (see Note 10), the loss position of certain derivatives, primarily for GMIB contracts (see Note 13), self-insured exposures, management compensation and various insurance-related items, including experience rated refunds, the minimum medical loss ratio rebate accrual under Health Care Reform, amounts related to reinsurance contracts and insurance-related assessments that management can reasonably estimate. Accounts payable, accrued expenses and other liabilities also include certain overdraft positions. Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases that the Company cannot reasonably estimate the ultimate cost to defend. In cases that the Company can reasonably estimate the cost to defend, these costs are recognized when the claim is reported.

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

S.       Premiums and Fees, Revenues and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred. Premiums and fees include revenue from experience-rated contracts that is based on the estimated ultimate claim, and in some cases, administrative cost experience of the contract. For these contracts, premium revenue includes an adjustment for experience-rated refunds which is calculated according to contract terms and using the customer's experience (including estimates of incurred but not reported claims). Beginning in 2011, premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the minimum medical loss ratio provisions of Health Care Reform.

Premiums for individual life, accident and supplemental health insurance and annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.

Premiums and fees received for the Company's Medicare Advantage Plans and Medicare Part D products from customers and the Centers for Medicare and Medicaid Services (CMS) are recognized as revenue ratably over the contract period. CMS provides risk adjusted premium payments for the Medicare Advantage Plans and Medicare Part D products, based on the demographics and health severity of enrollees. The Company recognizes periodic changes to risk adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D includes payments from CMS for risk sharing adjustments. The risk sharing adjustments,

CIGNA CORPORATION - 2012 Form 10-K    75

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

•

Contract fees, that are based upon related administrative expenses, are recognized in premiums and fees as they are earned ratably over the contract period.

Benefits and expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions.

Revenue for universal life products is recognized as follows:

•

Net investment income on assets supporting universal life products is recognized as earned.

•

Fees for mortality and surrender charges are recognized as assessed, that is as earned.

•

Administration fees are recognized as services are provided.

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances. Expenses are recognized when claims are submitted, and income is credited to policyholders in accordance with contract provisions.

Contract fees and expenses for administrative services only programs and pharmacy programs and services are recognized as services are provided net of estimated refunds under performance guarantees. In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes deferred revenues for estimated payouts associated with these performance guarantees. Approximately 16% of ASO fees reported for the year ended December 31, 2012 were at risk, with reimbursements estimated to be approximately 1%.

Mail order pharmacy revenues and cost of goods sold are recognized as each prescription is shipped.

T.       Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods primarily based on the estimated fair value at the grant date. Compensation expense is recorded for stock options over their vesting period based on fair value at the grant date which is calculated using an option-pricing model. Compensation expense is recorded for restricted stock grants and units over their vesting periods based on fair value, which is equal to the market price of the Company's common stock on the date of grant. Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date).

U.       Participating Business

The Company's participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company's life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company's total life insurance in force at the end of 2012, 2011 and 2010.

V.       Income Taxes

The Company and its domestic subsidiaries file a consolidated United States federal income tax return. The Company's foreign subsidiaries file tax returns in accordance with foreign law. U.S. taxation of these foreign subsidiaries may differ in timing and amount from taxation under foreign laws. Reportable U.S. taxable income for these subsidiaries is reflected in the U.S. tax return of the affiliates' domestic parent.

The Company recognizes deferred income taxes when the financial statement and tax-based carrying values of assets and liabilities are different. In addition, deferred income tax liabilities are recognized on the unremitted earnings of foreign subsidiaries that are not permanently invested overseas. For subsidiaries whose earnings are considered permanently invested overseas, income taxes are accrued at the local foreign tax rate. The Company establishes valuation allowances against deferred tax assets if it is determined more likely than not that the deferred tax asset will not be realized. The need for a valuation allowance is determined based on the evaluation of various factors, including expectations of future earnings and management's judgment. Note 20 contains detailed information about the Company's income taxes.

The Company recognizes interim period income taxes by determining an estimated annual effective tax rate and applying that rate to year-to-date pretax results. The estimated annual effective tax rate is updated periodically based on revised projections of full year income. Although the effective tax rate approach is generally used for interim periods, taxes on significant, unusual and infrequent items are recognized at the statutory tax rate entirely in the period the amounts are realized.

W.       Earnings Per Share

The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and unvested restricted stock granted after 2009 using the treasury stock method and the effect of strategic performance shares.

76    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 3  Acquisitions and Dispositions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. Significant transactions are described below.

A.       Joint Venture Agreement with Finansbank

On November 9, 2012, the Company acquired 51% of the total shares of Finans Emeklilik ve Hayat A.S. ("Finans Emeklilik"), a Turkish insurance company, from Finansbank A.S. ("Finansbank"), a Turkish retail bank, for a cash purchase price of approximately $116 million. Finansbank continues to hold 49% of the total shares. Finans Emeklilik operates in life insurance, accident insurance and pension product markets. The acquisition provides Cigna opportunities to reach and serve the growing middle class market in Turkey through Finansbank's network of retail banking branches.

In accordance with GAAP, the total purchase price, including the redeemable noncontrolling interest of $111 million, has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair value and may change as additional information becomes available over the next several months. Accordingly, approximately $117 million was allocated to identifiable intangible assets, primarily a distribution relationship and the value of business acquired ("VOBA") that represents the present value of the estimated net cash flows from the long duration contracts in force, with the remaining $113 million allocated to goodwill. The identifiable intangible assets will be amortized over an estimated useful life of approximately 10 years. Goodwill has been provisionally allocated to the Global Supplemental Benefits segment and is not deductible for federal income tax purposes.

The redeemable noncontrolling interest is classified as temporary equity in the Company's Consolidated Balance Sheet because Finansbank has the right to require the Company to purchase its 49% interest in the value of its net assets and the inforce business in 15 years.

The condensed balance sheet at the acquisition date was as follows:

(In millions)

Investments	$23
Cash and cash equivalents	54
Value of business acquired (reported in Deferred policy acquisition costs in the Consolidated Balance Sheet)	28
Goodwill	113
Separate account assets	99
Other assets, including other intangibles	100

Total assets acquired	417

Insurance liabilities	58
Accounts payable, accrued expenses and other liabilities	33
Separate account liabilities	99

Total liabilities acquired	190

Redeemable noncontrolling interest	111
Net assets acquired	$116

The results of Finans Emeklilik are included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2011 were not material to the Company for the years ended December 31, 2012 and 2011.

B.       Acquisition of Great American Supplemental Benefits Group

On August 31, 2012, the Company acquired Great American Supplemental Benefits Group, one of the largest providers of supplemental health insurance products in the U.S. with cash from internal resources. The Company finalized the purchase price in the first quarter of 2013 that resulted in an increase of $19 million to $326 million. The acquisition provides the Company with an increased presence in the Medicare supplemental benefits market. It also extends the Company's global direct-to-consumer retail channel as well as further enhances its distribution network of agents and brokers. Subsequent to the segment reporting changes in 2012, results of this business are reported in the Global Supplemental Benefits segment.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair value and may change as additional information becomes available over the next several months. The Company updated its allocation of the purchase price in the fourth quarter of 2012 with the completion of fair valuation procedures for insurance liabilities and the resolution of certain tax matters. These changes resulted in an increase in the allocation to the insurance liabilities by $73 million to $707 million and to the VOBA asset by $73 million to $144 million. In addition, the allocation to tax accounts was increased by $15 million to a $7 million asset. Approximately $168 million was allocated to intangible assets, primarily the VOBA asset that will be amortized in proportion to premium recognized over the life of the contracts that is estimated to be 30 years. Amortization is expected to be higher in early years and decline as policies lapse. Goodwill has been allocated to the Global Supplemental Benefits segment as of December 31, 2012. Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

CIGNA CORPORATION - 2012 Form 10-K    77

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

The condensed balance sheet at the acquisition date was as follows:

(In millions)

Investments	$211
Cash and cash equivalents	36
Reinsurance recoverables	448
Goodwill	168
Value of business acquired (reported in Deferred policy acquisition costs in the Consolidated Balance Sheet)	144
Other assets, including other intangibles	35

Total assets acquired	1,042

Insurance liabilities	707
Accounts payable, accrued expenses and other liabilities	9

Total liabilities acquired	716

Net assets acquired	$326

The results of this business have been included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2011 were not material to the Company for the years ended December 31, 2012 and 2011.

C.    Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired the outstanding shares of HealthSpring, Inc. ("HealthSpring") for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. HealthSpring provides Medicare Advantage coverage in 13 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business. The acquisition of HealthSpring strengthens the Company's ability to serve individuals across their life stages as well as deepens its presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen the Company's existing client and customer relationships, as well as facilitates a broader deployment of its range of health and wellness capabilities and product offerings. The Company funded the acquisition with internal cash resources.

Merger consideration: The estimated merger consideration of $3.8 billion was determined as follows:

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

The Company valued the share-based compensation awards as of the acquisition date using Cigna's stock price for restricted stock and a Black-Scholes pricing model for stock options. The assumptions used were generally consistent with those disclosed in Note 21 to the Company's 2012 Consolidated Financial Statements, except the expected life assumption of these options ranged from 1.8 to 4.8 years and the exercise price did not equal the market value at the grant date. Fair value of the new stock options approximated intrinsic value because the exercise price at the acquisition date for substantially all of the options was significantly below Cigna's stock price.

The fair value of these options and restricted stock awards was included in the purchase price to the extent that services had been provided prior to the acquisition based on the grant date of the original HealthSpring awards and vesting periods. The remaining fair value not included in the purchase price will be recorded as compensation expense in future periods over the remaining vesting periods. Most of the expense is expected to be recognized in 2012 and 2013.

78    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Purchase price allocation.    In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values. Subsequent to the segment reporting changes in 2012, goodwill has been allocated to the Government operating segment as of December 31, 2012 and is not deductible for federal income tax purposes. The condensed balance sheet of HealthSpring at the acquisition date was as follows:

(In millions)

Investments	$612
Cash and cash equivalents	492
Premiums, accounts and notes receivable	320
Goodwill	2,541
Intangible assets	795
Other	96

TOTAL ASSETS ACQUIRED	4,856

Insurance liabilities	505
Deferred income taxes	214
Debt	326

TOTAL LIABILITIES ACQUIRED	1,045

NET ASSETS ACQUIRED	$3,811

In accordance with debt covenants, HealthSpring's debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the year ended December 31, 2012.

The estimated fair values and useful lives for intangible assets are as follows:

(Dollars in millions)	Estimated Fair Value	Estimated Useful Life (In Years)

Customer relationships	$711	8
Other	84	3-10

TOTAL OTHER INTANGIBLE ASSETS	$795

The fair value of the customer relationship and the amortization method were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The estimated weighted average useful life reflects the time period and pattern of use that Cigna expects for over 90% of the projected benefits. Accordingly, amortization was recorded on an accelerated basis in 2012 and will decline in subsequent years.

The results of HealthSpring have been included in the Company's Consolidated Financial Statements from the date of the acquisition. Revenues of HealthSpring included in the Company's results for the year ended December 31, 2012 were approximately $5.4 billion. During 2012, the Company recorded $53 million pre-tax ($40 million after-tax) of acquisition-related costs in other operating expenses.

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

	Year Ended December 31,

(In millions, except per share amounts)	2012	2011

Total revenues	$29,608	$27,461
Shareholders' net income	$1,633	$1,456
Earnings per share:
Basic	$5.73	$5.11
Diluted	$5.63	$5.02

CIGNA CORPORATION - 2012 Form 10-K    79

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

D.       Acquisition of FirstAssist

In November 2011, the Company acquired FirstAssist Group Holdings Limited ("FirstAssist") for approximately $115 million in cash. FirstAssist is based in the United Kingdom and provides travel and protection insurance services that the Company expects will enhance its individual business in the U.K. and around the world.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values. During 2012, the Company updated its allocation of the purchase price based on additional information. Accordingly, the allocation to identifiable intangible assets was decreased by $18 million to $40 million. The allocation to goodwill was increased by $8 million to $64 million. Subsequent to the segment reporting changes in 2012, goodwill has been reported in the Global Supplemental Benefits segment.

The results of FirstAssist are included in the Company's Consolidated Financial Statements from the date of acquisition. The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2011 were not material to the Company for the year ended December 31, 2011.

E.       Reinsurance of Run-off Workers' Compensation and Personal Accident Business

On December 31, 2010, the Company essentially exited from its workers' compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring administration of this business to the reinsurer. Under the reinsurance agreement, Cigna is indemnified for liabilities with respect to its workers' compensation and personal accident reinsurance business to the extent that these liabilities do not exceed 190% of the December 31, 2010 net reserves. The Company believes that the risk of loss beyond this maximum aggregate is remote. The reinsurance arrangement is secured by assets held in trust. Cash consideration paid to the reinsurer was $190 million. The net effect of this transaction was an after-tax loss of $20 million ($31 million pre-tax), primarily reported in other operating expenses in the Run-off Reinsurance segment.

F.       Acquisition of Vanbreda International

On August 31, 2010, the Company acquired 100% of the voting stock of Vanbreda International NV (Vanbreda International), based in Antwerp, Belgium for a cash purchase price of $412 million. Vanbreda International specializes in providing worldwide medical insurance and employee benefits to intergovernmental and non-governmental organizations, including international humanitarian operations, as well as corporate clients. Vanbreda International's market leadership in the intergovernmental segment complements the Company's position in providing global health benefits primarily to multinational companies and organizations and their globally mobile employees in North America, Europe, the Middle East and Asia.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values. Accordingly, approximately $210 million was allocated to intangible assets, primarily customer relationships. The weighted average amortization period is 15 years.

Subsequent to the segment reporting changes in 2012, goodwill has been allocated to the Commercial operating segment. For foreign tax purposes, the acquisition of Vanbreda International was treated as a stock purchase. Accordingly, goodwill and other intangible assets will not be amortized for foreign tax purposes but may reduce the taxability of earnings repatriated to the U.S. by Vanbreda International.

80    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 4  Earnings Per Share

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

2012
Shareholders' net income	$1,623	$-	$1,623

Shares (in thousands):
Weighted average	284,819	-	284,819
Common stock equivalents		4,711	4,711

Total shares	284,819	4,711	289,530
EPS	$5.70	$(0.09)	$5.61
2011
Shareholders' net income	$1,260	$-	$1,260

Shares (in thousands):
Weighted average	270,691	-	270,691
Common stock equivalents		3,558	3,558

Total shares	270,691	3,558	274,249

EPS	$4.65	$(0.06)	$4.59

2010
Shareholders' net income	$1,279	$-	$1,279

Shares (in thousands):
Weighted average	272,866	-	272,866
Common stock equivalents		2,421	2,421

Total shares	272,866	2,421	275,287

EPS	$4.69	$(0.04)	$4.65

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company's common stock for the period.

(In millions)	2012	2011	2010

Antidilutive options	2.5	3.7	6.3

NOTE 5  Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those which have been reported but not yet paid (reported claims in process) and other medical expense payable, which comprises accruals primarily for provider incentives and other amounts payable to providers.

As discussed further in Notes 2 and 23? effective December 31, 2012, Cigna changed its external reporting segments. The Global Health Care segment now includes most of Cigna's international health care business (primarily the global health benefits business previously reported in the former International segment). As a result of the segment reporting change, insurance liabilities of the international health care business previously classified as Unpaid Claims have been reclassified to Global Health Care Medical Claims Payable in the Consolidated Balance Sheets, and corresponding amounts in the Statement of Income previously reported as Other Benefits Expense have been reclassified to Global Health Care Medical Claims Expense. Prior year amounts have been conformed to this new presentation.

CIGNA CORPORATION - 2012 Form 10-K    81

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Incurred but not yet reported comprises the majority of the reserve balance as follows:

(In millions)	2012	2011

Incurred but not yet reported	$1,541	$1,059
Reported claims in process	243	232
Other medical expense payable	72	14

MEDICAL CLAIMS PAYABLE	$1,856	$1,305

Activity in medical claims payable was as follows:

(In millions)	2012	2011	2010

Balance at January 1,	$1,305	$1,400	$1,045
Less: Reinsurance and other amounts recoverable	249	284	257

Balance at January 1, net	1,056	1,116	788
Acquired net:	504	-	-
Incurred claims related to:
Current year	14,428	9,265	9,337
Prior years	(200)	(140)	(115)

Total incurred	14,228	9,125	9,222
Paid claims related to:
Current year	12,854	8,227	8,217
Prior years	1,320	958	677

Total paid	14,174	9,185	8,894
Balance at December 31, net	1,614	1,056	1,116
Add: Reinsurance and other amounts recoverable	242	249	284

Balance at December 31,	$1,856	$1,305	$1,400

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist. See Note 8 for additional information on reinsurance. For the year ended December 31, 2012, actual experience differed from the Company's key assumptions resulting in favorable incurred claims related to prior years' medical claims payable of $200 million, or 2.2% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors accounted for $91 million, or 1.0% of the favorability, while actual medical cost trend resulted in the remaining $109 million, or 1.2%.

For the year ended December 31, 2011, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years' medical claims payable of $140 million, or 1.5% of the current year incurred claims as reported for the year ended December 31, 2010. Actual completion factors resulted in $96 million, or 1.0% of the favorability, while actual medical cost trend resulted in the remaining $44 million, or 0.5%.

The corresponding impact of prior year development on shareholders' net income was $66 million for the year ended December 31, 2012 compared with $49 million for the year ended December 31, 2011. The favorable effects of prior year development on net income in 2012 and 2011 primarily reflect low medical services utilization trend. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's shareholders' net income recognized for the following reasons.

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

Second, as a result of the adoption of the commercial minimum medical loss ratio (MLR) provisions of the Patient Protection and Affordable Care Act in 2011, changes in medical claim estimates due to prior year development may be partially offset by a change in the MLR rebate accrual.

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

82    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 6  Realignment and Efficiency Plan

During the third quarter of 2012, the Company, in connection with the execution of its strategy, committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency. As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs. The Global Health Care segment reported $65 million pre-tax ($42 million after-tax) of the charge. The remainder was reported as follows: $9 million pre-tax ($6 million after-tax) in Global Supplemental Benefits and $3 million pre-tax ($2 million after-tax) in Group Disability and Life.

Summarized below is activity for 2012.

(In millions)	Severance	Real estate	Total

Third quarter 2012 charge	$72	$5	$77
less: Fourth quarter 2012 payments	5	1	6

Balance, December 31, 2012	$67	$4	$71

The severance costs are expected to be substantially paid in 2013.

NOTE 7  Guaranteed Minimum Death Benefit Contracts

As discussed in Note 25, the Company reinsured the guaranteed minimum death benefit ("GMDB") business on February 4, 2013.

The Company's reinsurance operations, that were discontinued in 2000 and are now an inactive business in run-off mode, reinsured a GMDB, also known as variable annuity death benefits ("VADBe"), under certain variable annuities issued by other insurance companies. These variable annuities are essentially investments in mutual funds combined with a death benefit. The Company has equity and other market exposures as a result of this product. In periods of declining equity markets and in periods of flat equity markets following a decline, the Company's liabilities for these guaranteed minimum death benefits increase. Conversely, in periods of rising equity markets, the Company's liabilities for these guaranteed minimum death benefits decrease.

In 2000, the Company determined that the GMDB reinsurance business was premium deficient because the recorded future policy benefit reserve was less than the expected present value of future claims and expenses less the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience. The Company tests for premium deficiency by reviewing its reserve each quarter using current market conditions and its long-term assumptions. Under premium deficiency accounting, if the recorded reserve is determined to be insufficient, an increase to the reserve is reflected as a charge to current period income. Consistent with GAAP, the Company does not recognize gains on premium deficient long duration products.

See Note 13 for further information on the Company's dynamic hedge programs. These programs were used to reduce certain equity and interest rate exposures associated with this business and were discontinued after February 4, 2013.

The determination of liabilities for GMDB requires the Company to make critical accounting estimates. The Company estimates its liabilities for GMDB exposures with an internal model using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility. These assumptions are based on the Company's experience and future expectations over the long-term period, consistent with the long-term nature of this product. The Company regularly evaluates these assumptions and changes its estimates if actual experience or other evidence suggests that assumptions should be revised.

The following provides information about the Company's reserving methodology and assumptions for GMDB as of December 31, 2012:

•

The reserves represent estimates of the present value of net amounts expected to be paid, less the present value of net future premiums. Included in net amounts expected to be paid is the excess of the guaranteed death benefits over the values of the contractholders' accounts (based on underlying equity and bond mutual fund investments).

•

The reserves include an estimate for partial surrenders (that allow most contractholders to withdraw substantially all of their mutual fund investments while retaining the death benefit coverage in effect at the time of the withdrawal, essentially locking in the death benefit for a particular policy) based on annual election rates that vary from 0% to 13% depending on the net amount at risk for each policy and whether surrender charges apply.

•

The assumed mean investment performance ("growth interest rate") for the underlying equity mutual funds for the portion of the liability that is covered by the Company's growth interest rate hedge program is based on the market-observable LIBOR swap curve. The assumed mean investment performance for the remainder of the underlying equity mutual funds considers the Company's GMDB equity hedge program using futures contracts, and is based on the Company's view that short-term interest rates will average 4% over future periods, but considers that current short-term rates are less than 4%. The mean investment performance assumption for the underlying fixed income mutual funds (bonds and money market) is 5% based on a review of historical returns. The investment performance for underlying equity and fixed income mutual funds is reduced by fund fees ranging from 1% to 3% across all funds.

CIGNA CORPORATION - 2012 Form 10-K    83

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

•

Market volatility refers to market fluctuation. The volatility assumption is based on a review of historical monthly returns for each key index (e.g. S&P 500) over a period of at least ten years. Volatility represents the dispersion of historical returns compared to the average historical return (standard deviation) for each index. The assumption is 18% to 24%, varying by equity fund type; 5% to 7%, varying by bond fund type; and 0% to 1% for money market funds. These volatility assumptions are used along with the mean investment performance assumption to project future return scenarios.

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

•

The lapse rate assumption (full surrender of an annuity prior to a contractholder's death) is 0% to 11%, depending on contract type, policy duration and the ratio of the net amount at risk to account value.

Reserve Strengthening: In each of the three years presented, the Company completed its normal review of reserves (including assumptions), and recorded additional other benefits expense to strengthen GMDB reserves. The amounts and primary drivers of the reserve strengthening in each year were:

2012: Reserve strengthening of $43 million ($27 million after-tax) was primarily due to reductions to the lapse rate assumptions, adverse interest rate impacts, and, to a lesser extent, an increase in the volatility and correlation assumptions, partially offset by favorable equity market conditions. The adverse interest rate impacts reflect management's consideration of the anticipated impact of continued low short-term interest rates. This evaluation also led management to lower the mean investment performance for equity funds from 4.75% to 4.00% for those funds not subject to the growth interest rate hedge program.

2011: Reserve strengthening of $70 million ($45 million after-tax) was driven primarily by volatility-related impacts due to turbulent equity market conditions, adverse interest rate impacts, and adverse impacts of overall market declines in the third quarter that include an increase in the provision for expected future partial surrenders and declines in the value of contractholders' non-equity investments.

2010: Reserve strengthening of $52 million pre-tax ($34 million after-tax) was primarily due to adverse interest rate impacts, and to a lesser extent, an update to the lapse assumption for policies that have already taken or may take a significant partial withdrawal.

Activity in future policy benefit reserves for these GMDB contracts was as follows:

(In millions)	2012	2011	2010

Balance at January 1,	$1,170	$1,138	$1,285
Add: Unpaid claims	40	37	36
Less: Reinsurance and other amounts recoverable	53	51	53

Balance at January 1, net	1,157	1,124	1,268
Add: Incurred benefits	17	138	(20)
Less: Paid benefits	102	105	124

Ending balance, net	1,072	1,157	1,124
Less: Unpaid claims	24	40	37
Add: Reinsurance and other amounts recoverable	42	53	51

Balance at December 31,	$1,090	$1,170	$1,138

Benefits paid and incurred are net of ceded amounts. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above. Losses or gains have been recorded in other revenues as a result of the GMDB equity and growth interest rate hedge programs to reduce equity market and certain interest rate exposures.

The majority of the Company's exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on a contractholder's anniversary date. Under this type of death benefit, the Company is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of a contractholder's death. Other annuity designs that the Company reinsured guarantee that the benefit received at death will be:

•

the contractholder's account value as of the last anniversary date (anniversary reset); or

•

no less than net deposits paid into the contract accumulated at a specified rate or net deposits paid into the contract.

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees in the event of death, by type of benefit as of December 31. The net amount at risk is the death benefit coverage in force or the amount that the Company would have to pay if all contractholders died as of the specified date, and represents the excess of the guaranteed benefit amount over the fair value

84    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

of the underlying mutual fund investments. This data does not reflect the impacts of reinsurance in place as of December 31, 2012 nor the reinsurance placed on February 4, 2013.

(Dollars in millions, excludes impact of reinsurance ceded)	2012	2011

Highest anniversary annuity value
Account value	$10,485	$10,801
Net amount at risk	$3,303	$4,487
Average attained age of contractholders (weighted by exposure)	72	71
Anniversary value reset
Account value	$1,183	$1,184
Net amount at risk	$22	$56
Average attained age of contractholders (weighted by exposure)	65	63
Other
Account value	$1,635	$1,768
Net amount at risk	$693	$834
Average attained age of contractholders (weighted by exposure)	71	70
Total
Account value	$13,303	$13,753
Net amount at risk	$4,018	$5,377
Average attained age of contractholders (weighted by exposure)	72	71
Number of contractholders (approx.)	435,000	480,000

The Company has also written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees related to minimum income benefits. All reinsured GMIB policies also have a GMDB benefit reinsured by the Company. See Note 11 for further information.

NOTE 8  Reinsurance

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

Supplemental benefits business. The Company had reinsurance recoverables of approximately $402 million as of December 31, 2012 from Great American Life Insurance Company. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller prior to the acquisition of their supplemental benefits business by the Company on August 31, 2012. The resulting reinsurance recoverables are secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business. The Company had reinsurance recoverables of $1.3 billion as of December 31, 2012, and $1.6 billion as of December 31, 2011 from Prudential Retirement Insurance and Annuity Company resulting from the 2004 sale of the retirement benefits business, that was primarily in the form of a reinsurance arrangement. The reinsurance recoverable, that is reduced as the Company's reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of December 31, 2012, the fair value of trust assets exceeded the reinsurance recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4.0 billion as of December 31, 2012 and $4.2 billion as of December 31, 2011 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company's individual life insurance and annuity business through indemnity reinsurance arrangements. The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating or they will be required to fully secure the outstanding recoverable balance. As of December 31, 2012, both companies had ratings sufficient to avoid triggering a contractual obligation.

Other Ceded and Assumed Reinsurance

Ceded Reinsurance: Ongoing operations. The Company's insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Global Health Care, Group Disability and Life, and Global Supplemental Benefits segments as well as the corporate-owned life insurance business. Reinsurance recoverables are $345 million as of December 31, 2012, with 16% of the recoverable balance protected by collateral.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2012, the Company's recoverables related to these segments were net of a reserve of $4 million.

CIGNA CORPORATION - 2012 Form 10-K    85

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Assumed and Ceded reinsurance: Run-off Reinsurance segment. The Company's Run-off Reinsurance operations assumed risks related to GMDB contracts, GMIB contracts, workers' compensation, and personal accident business. The Run-off Reinsurance operations also purchased retrocessional coverage to reduce the risk of loss on these contracts. In December 2010, the Company entered into reinsurance arrangements to transfer the remaining liabilities and administration of the workers' compensation and personal accident businesses to a subsidiary of Enstar Group Limited. Under this arrangement, the new reinsurer also assumes the future risk of collection from prior reinsurers. On February 4, 2013, the Company entered into a reinsurance arrangement related to its GMDB and GMIB contracts. See Note 25 for further details regarding these arrangements.

Liabilities related to GMDB, workers' compensation and personal accident are included in future policy benefits and unpaid claims. Because the GMIB contracts are treated as derivatives under GAAP, the asset related to GMIB is recorded in the Other assets, including other intangibles caption and the liability related to GMIB is recorded in Accounts payable, accrued expenses, and other liabilities on the Company's Consolidated Balance Sheets (see Notes 11 and 24 for additional discussion of the GMIB assets and liabilities).

The reinsurance recoverables for GMDB, workers' compensation, and personal accident total $170 million as of December 31, 2012. Of this amount, approximately 97% are secured by assets in trust or letters of credit.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2012, the Company's recoverables related to this segment were net of a reserve of $1 million.

The Company's payment obligations for underlying reinsurance exposures assumed by the Company under these contracts are based on the ceding companies' claim payments. For GMDB, claim payments vary because of changes in equity markets and interest rates, as well as mortality and contractholder behavior. Any of these claim payments can occur many years into the future, and the amount of the ceding companies' ultimate claims, and therefore, the amount of the Company's ultimate payment obligations and corresponding ultimate collection from retrocessionaires, may not be known with certainty for some time.

Summary. The Company's reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of December 31, 2012, based on current information. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

In the Company's Consolidated Income Statements, Premiums and fees were presented net of ceded premiums, and Total benefits and expenses were presented net of reinsurance recoveries, in the following amounts:

(In millions)	2012	2011	2010

Premiums and Fees
Short-duration contracts:
Direct	$23,954	$17,300	$16,492
Assumed	382	158	496
Ceded	(217)	(185)	(187)

	24,119	17,273	16,801

Long-duration contracts:
Direct	2,234	1,919	1,687
Assumed	86	36	36
Ceded:
Individual life insurance and annuity business sold	(186)	(203)	(195)
Other	(66)	(59)	(55)

	2,068	1,693	1,473

TOTAL	$26,187	$18,966	$18,274

Reinsurance recoveries
Individual life insurance and annuity business sold	$316	$310	$321
Other	201	213	156

TOTAL	$517	$523	$477

The increase in direct premiums in 2012 as compared to 2011 primarily reflects the Company's acquisitions of HealthSpring and Great American Supplemental Benefits as well as the conversion of Vanbreda business from service to insurance contracts in 2012. The increase in assumed premiums in 2012 largely results from the acquisition of FirstAssist. The decrease in assumed premiums in 2011 as compared to 2010 primarily reflects the effect of the Company's exit from a large, low-margin assumed government life insurance program. The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the table above.

86    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 9  Goodwill, Other Intangibles, and Property and Equipment

Effective December 31, 2012, the Company changed its external reporting segments. See Note 23 for further information. Goodwill primarily relates to the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($350 million) and increased during 2012 primarily as a result of the acquisitions of HealthSpring ($2.5 billion) and, to a lesser extent, Great American Supplemental Benefits and Finans Emeklilik ($300 million).

Activity in Goodwill during 2012 and 2011 was as follows:

(In millions)	2012	2011

Balance at January 1,	$3,164	$3,119
Goodwill acquired:
FirstAssist	7	57
HealthSpring	2,541	-
Great American Supplement Benefits	168	-
Finans Emeklilik	113	-
Goodwill sold:
Cigna Government Services	-	(6)
Impact of foreign currency translation	8	(6)

Balance at December 31,	$6,001	$3,164

Other intangible assets were comprised of the following at December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value	Weighted Average Amortization Period (Years)

2012
Customer relationships	$1,278	$466	$812	10
Other	328	80	248	11

Total reported in other assets, including other intangibles	1,606	546	1,060
Value of business acquired (reported in deferred policy acquisition costs)	172	2	170	26
Internal-use software (reported in property and equipment)	1,738	1,191	547	5

TOTAL OTHER INTANGIBLE ASSETS	$3,516	$1,739	$1,777

2011
Customer relationships	$583	$313	$270	13
Other	127	27	100	12

Total reported in other assets, including other intangibles	710	340	370
Internal-use software (reported in property and equipment)	1,600	1,054	546	5

TOTAL OTHER INTANGIBLE ASSETS	$2,310	$1,394	$916

The increase in intangible assets in 2012 relates primarily to the acquisitions of HealthSpring and, to a lesser extent, Great American Supplemental Benefits and Finans Emeklilik.

Property and equipment was comprised of the following as of December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value

2012
Internal-use software	$1,738	$1,191	$547
Other property and equipment	1,415	842	573

TOTAL PROPERTY AND EQUIPMENT	$3,153	$2,033	$1,120

2011
Internal-use software	$1,600	$1,054	$546
Other property and equipment	1,285	807	478

TOTAL PROPERTY AND EQUIPMENT	$2,885	$1,861	$1,024

CIGNA CORPORATION - 2012 Form 10-K    87

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Depreciation and amortization was comprised of the following for the years ended December 31:

(Dollars in millions)	2012	2011	2010

Internal-use software	$209	$187	$161
Other property and equipment	144	117	99
Value of business acquired (reported in deferred policy acquisition costs)	2	-	-
Other intangibles	205	41	32

TOTAL DEPRECIATION AND AMORTIZATION	$560	$345	$292

The increase in amortization of other intangibles in 2012 relates primarily to the acquisitions of HealthSpring and, to a lesser extent, Great American Supplemental Benefits and Finans Emeklilik.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $415 million in 2013, $368 million in 2014, $312 million in 2015, $262 million in 2016, and $213 million in 2017.

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

The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company's domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2012	2011	2012	2011

Change in benefit obligation
Benefit obligation, January 1	$5,067	$4,691	$452	$444
Service cost	3	2	2	2
Interest cost	198	228	16	20
(Gain) loss from past experience	283	453	(2)	16
Benefits paid from plan assets	(256)	(273)	(3)	(2)
Benefits paid – other	(28)	(34)	(23)	(28)

Benefit obligation, December 31	5,267	5,067	442	452

Change in plan assets
Fair value of plan assets, January 1	3,298	3,163	22	23
Actual return on plan assets	370	156	1	1
Benefits paid	(256)	(273)	(3)	(2)
Contributions	253	252	-	-

Fair value of plan assets, December 31	3,665	3,298	20	22

Funded Status	$(1,602)	$(1,769)	$(422)	$(430)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2012	2011	2012	2011

Unrecognized net loss	$(2,450)	$(2,331)	$(28)	$(30)
Unrecognized prior service cost	(5)	(5)	23	35

POSTRETIREMENT BENEFITS LIABILITY ADJUSTMENT	$(2,455)	$(2,336)	$(5)	$5

88    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

During 2012, the Company's postretirement benefits liability adjustment increased by $129 million pre-tax ($92 million after-tax) resulting in a decrease to shareholders' equity. The increase in the liability was primarily due to a decrease in the discount rate, partially offset by actual investment returns greater than expected in 2012.

Pension benefits. The Company's pension plans were underfunded by $1.6 billion in 2012 and $1.8 billion in 2011 and had related accumulated benefit obligations of $5.3 billion as of December 31, 2012 and $5.1 billion as of December 31, 2011.

The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2013, the Company expects to make minimum required and voluntary contributions totaling approximately $250 million. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.

Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Service cost	$3	$2	$2
Interest cost	198	228	240
Expected long-term return on plan assets	(270)	(267)	(253)
Amortization of:
Net loss from past experience	58	38	28
Settlement loss	6	-	-

NET PENSION COST	$(5)	$1	$17

The Company expects to recognize pre-tax losses of $75 million in 2013 from amortization of past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans of approximately 28 years, that is based on the average expected remaining life of plan participants.

Other postretirement benefits. Unfunded retiree health benefit plans had accumulated benefit obligations of $294 million at December 31, 2012, and $302 million at December 31, 2011. Retiree life insurance plans had accumulated benefit obligations of $148 million as of December 31, 2012 and $150 million as of December 31, 2011.

Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Service cost	$2	$2	$1
Interest cost	16	20	22
Expected long-term return on plan assets	(1)	(1)	(1)
Amortization of:
Prior service cost	(12)	(16)	(18)

NET OTHER POSTRETIREMENT BENEFIT COST	$5	$5	$4

The Company expects to recognize in 2013 pre-tax gains of $9 million related to amortization of prior service cost and no pre-tax losses from amortization of past experience. The original amortization period is based on an average remaining service period of active employees associated with the other postretirement benefit plans of approximately 11 years. The weighted average remaining amortization period for prior service cost is approximately 2.5 years.

The estimated rate of future increases in the per capita cost of health care benefits is 7.5% in 2013, decreasing by 0.5% per year to 5% in 2018 and beyond. This estimate reflects the Company's current claim experience and management's estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would have changed 2012 reported amounts as follows:

(In millions)	Increase	Decrease

Effect on postretirement benefit obligation	$12	$10

Plan assets. The Company's current target investment allocation percentages (37% equity securities, 30% fixed income, 15% securities partnerships, 10% hedge funds and 8% real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The pension plan asset portfolio has continued to include a significant allocation of equity securities, consisting of domestic and international investments, in an effort to earn a higher rate of return on pension plan investments over the long-term payout period of the pension benefit obligations. As funding levels improve, the Company would expect to gradually reduce the allocation to equity securities and move into fixed income to mitigate the volatility in returns, while also providing adequate liquidity to fund benefit distributions. The timing of any updates in allocation is not certain.

As of December 31, 2012, pension plan assets included $3.4 billion invested in the separate accounts of Connecticut General Life Insurance Company ("CGLIC") and Life Insurance Company of North America, that are subsidiaries of the Company, as well as an additional $300 million invested directly in funds offered by the buyer of the retirement benefits business.

CIGNA CORPORATION - 2012 Form 10-K    89

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

The fair values of plan assets by category and by the fair value hierarchy as defined by GAAP are as follows. See Note 11 for a description of how fair value is determined, including the level within the fair value hierarchy and the procedures the Company uses to validate fair value measurements.

December 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$-	$4	$-	$4
Corporate	-	416	27	443
Mortgage and other asset-backed	-	8	5	13
Fund investments and pooled separate accounts (1)	-	519	3	522

TOTAL FIXED MATURITIES	-	947	35	982

Equity securities:
Domestic	1,202	4	10	1,216
International, including funds and pooled separate accounts (1)	158	149	-	307

TOTAL EQUITY SECURITIES	1,360	153	10	1,523

Real estate and mortgage loans, including pooled separate accounts (1)	-	-	351	351
Securities partnerships	-	-	328	328
Hedge funds	-	-	327	327
Guaranteed deposit account contract	-	-	47	47
Cash equivalents	-	107	-	107

TOTAL PLAN ASSETS AT FAIR VALUE	$1,360	$1,207	$1,098	$3,665

(1)

A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$-	$5	$-	$5
Corporate	-	332	7	339
Mortgage and other asset-backed	-	8	2	10
Fund investments and pooled separate accounts (1)	-	546	3	549

TOTAL FIXED MATURITIES	-	891	12	903

Equity securities:
Domestic	1,153	1	14	1,168
International, including funds and pooled separate accounts (1)	141	137	-	278

TOTAL EQUITY SECURITIES	1,294	138	14	1,446

Real estate and mortgage loans, including pooled separate accounts (1)	-	-	303	303
Securities partnerships	-	-	314	314
Hedge Fund	-	-	148	148
Guaranteed deposit account contract	-	-	39	39
Cash equivalents	-	145	-	145

TOTAL PLAN ASSETS AT FAIR VALUE	$1,294	$1,174	$830	$3,298

(1)

A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

Plan assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:

•

fixed income and international equity funds priced using their daily net asset value that is the exit price; and

•

fixed maturities valued using recent trades of similar securities or pricing models as described below.

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

90    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

Plan assets classified in Level 3 include securities partnerships, equity real estate and hedge funds generally valued based on the pension plan's ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following table summarizes the changes in pension plan assets classified in Level 3 for the years ended December 31, 2012 and December 31, 2011. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2012	$26	$303	$314	$148	$39	$830
Actual return on plan assets:
Assets still held at the reporting date	-	38	18	10	3	69
Assets sold during the period	-	-	-	-	-	-

TOTAL ACTUAL RETURN ON PLAN ASSETS	-	38	18	10	3	69

Purchases, sales, settlements, net	5	11	(4)	169	5	186
Transfers into/out of Level 3	13	-	-	-	-	13

Balance at December 31, 2012	$44	$352	$328	$327	$47	$1,098

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Fund	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2011	$46	$240	$347	$-	$24	$657

Actual return on plan assets:
Assets still held at the reporting date	1	44	66	(2)	3	112
Assets sold during the period	18	-	-	-	-	18

TOTAL ACTUAL RETURN ON PLAN ASSETS	19	44	66	(2)	3	130

Purchases, sales, settlements, net	(33)	21	(99)	150	12	51
Transfers into/out of Level 3	(6)	(2)	-	-	-	(8)

Balance at December 31, 2011	$26	$303	$314	$148	$39	$830

The assets related to other postretirement benefit plans are invested in deposit funds with interest credited based on fixed income investments in the general account of CGLIC. As there are significant unobservable inputs used in determining the fair value of these assets, they are classified as Level 3. During 2012, these assets earned a return of $1 million, offset by a net withdrawal from the fund of $3 million, while during 2011, they earned a return of $1 million, offset by a net withdrawal of $2 million.

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2012	2011

Discount rate:
Pension benefit obligation	3.50%	4.00%
Other postretirement benefit obligation	3.25%	3.75%
Pension benefit cost	4.00%	5.00%
Other postretirement benefit cost	3.75%	4.75%
Expected long-term return on plan assets:
Pension benefit cost	8.00%	8.00%
Other postretirement benefit cost	5.00%	5.00%

In measuring the 2012 benefit obligations, the Company set discount rates by applying actual annualized yields at various durations from the Citigroup Above-Median Pension Liability curve to the expected cash flows of the postretirement benefits liabilities. Prior to 2012, the Company used the broader Cititgroup Pension Liability curve. The Company believes that the Citigroup Above-Median Pension Liability curve is more representative of the yields that the Company is able to achieve in its plan asset investment strategy. The curve uses an array of bonds in various industries throughout the domestic market for high quality bonds, but only selects those for the curve that have an above

CIGNA CORPORATION - 2012 Form 10-K    91

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

median return at each duration. As with the broader curve, Citigroup monitors the bond portfolio to ensure that only high quality issues are included. In setting its discount rate for 2012, the Company reviewed alternative indices and determined that they were not materially different than the result produced by the Citigroup Above-Median curve.

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy, that continues a significant allocation to domestic and foreign equity securities as well as real estate, securities partnerships and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation. Based on the Company's current outlook, the expected return assumption is considered reasonable.

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of these pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2012, the market-related asset value was approximately $3.5 billion compared with a market value of approximately $3.6 billion.

Benefit payments. The following benefit payments, including expected future services, are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2013	$396	$35
2014	$342	$36
2015	$333	$36
2016	$331	$35
2017	$332	$34
2018-2022	$1,630	$149

B.       401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees' pre-tax contributions. Another 401(k) plan with an employer match was frozen in 1999. Participants in the active plan may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or a fixed-income fund. In conjunction with the action to freeze the domestic defined benefit pension plans, effective January 1, 2010, the Company increased its matching contributions to 401(k) plan participants.

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. A substantial amount of the Company's matching contributions are invested in the Company's common stock. The Company's expense for these plans was $78 million for 2012, $72 million for 2011 and $69 million for 2010.

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

The Company's financial assets and liabilities carried at fair value have been classified based upon a hierarchy defined by GAAP. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset's or a liability's classification is based on the lowest level of input that is significant to its measurement. For example, a financial asset or liability carried at fair value would be classified in Level 3 if unobservable inputs were significant to the instrument's fair value, even though the measurement may be derived using inputs that are both observable (Levels 1 and 2) and unobservable (Level 3).

The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value. The internal pricing methods are performed by the Company's investment professionals, and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

92    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

The Company is responsible for determining fair value, as well as the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. The Company reviews methodologies and processes of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. These analyses include reviewing to ensure that prices do not become stale and whether changes from prior valuations are reasonable or require additional review. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2012 and December 31, 2011 about the Company's financial assets and liabilities carried at fair value. Similar disclosures for separate account assets, that are also recorded at fair value on the Company's Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders. In addition, Note 10 contains similar disclosures for the Company's pension plan assets.

December 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$156	$746	$-	$902
State and local government	-	2,437	-	2,437
Foreign government	-	1,298	24	1,322
Corporate	-	11,201	695	11,896
Federal agency mortgage-backed	-	122	-	122
Other mortgage-backed	-	88	1	89
Other asset-backed	-	340	597	937
Total fixed maturities (1)	156	16,232	1,317	17,705
Equity securities	4	73	34	111
Subtotal	160	16,305	1,351	17,816
Short-term investments	-	154	-	154
GMIB assets (2)	-	-	622	622
Other derivative assets (3)	-	41	-	41

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$160	$16,500	$1,973	$18,633

Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,170	$1,170
Other derivative liabilities (3)	-	31	-	31

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$-	$31	$1,170	$1,201

(1)

Fixed maturities included $875 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $108 million of appreciation for securities classified in Level 3.

(2)

The GMIB assets represent retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts. Effective February 4, 2013, the Company reinsured the remaining 45% of the exposures on these contracts.

(3)

Other derivative assets included $5 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $36 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 13 for additional information.

CIGNA CORPORATION - 2012 Form 10-K    93

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

December 31, 2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$217	$738	$3	$958
State and local government	-	2,456	-	2,456
Foreign government	-	1,251	23	1,274
Corporate	-	10,132	381	10,513
Federal agency mortgage-backed	-	9	-	9
Other mortgage-backed	-	79	1	80
Other asset-backed	-	363	564	927

Total fixed maturities (1)	217	15,028	972	16,217
Equity securities	3	67	30	100

Subtotal	220	15,095	1,002	16,317
Short-term investments	-	225	-	225
GMIB assets (2)	-	-	712	712
Other derivative assets (3)	-	45	-	45

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$220	$15,365	$1,714	$17,299

Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,333	$1,333
Other derivative liabilities (3)	-	30	-	30

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$-	$30	$1,333	$1,363

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

Fixed maturities and equity securities.    Approximately 91% of the Company's investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Nearly all of these instruments are valued using recent trades or pricing models. Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued, consistent with local market practice, using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes.

Short-term investments are carried at fair value, that approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

94    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of December 31, 2012 or December 31, 2011. The nature and use of these other derivatives are described in Note 13.

Level 3 Financial Assets and Financial Liabilities

Certain inputs for instruments classified in Level 3 are unobservable (supported by little or no market activity) and are significant to their resulting fair value measurement. Unobservable inputs reflect the Company's best estimate of what hypothetical market participants would use to determine a transaction price for the asset or liability at the reporting date.

The Company classifies certain newly-issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.

Fixed maturities and equity securities.    Approximately 8% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	December 31, 2012	December 31, 2011

Other asset and mortgage-backed securities – valued using pricing models	$598	$565
Corporate and government fixed maturities – valued using pricing models	596	335
Corporate fixed maturities – valued at transaction price	123	72
Equity securities – valued at transaction price	34	30

TOTAL	$1,351	$1,002

Fair values of other asset and mortgage-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For other asset and mortgage-backed securities, inputs and assumptions to pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer's financial statements, in its evaluation. Approximately 10% of fixed maturities classified in level 3 represent single, unadjusted, non-binding broker quotes that are not considered market observable. Certain subordinated corporate fixed maturities and private equity investments, representing approximately 10% of securities included in level 3, are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of December 31, 2012. The range and weighted average basis point amounts reflect the Company's best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

Corporate and government fixed maturities. The significant unobservable input used to value the following corporate and government fixed maturities is an adjustment for liquidity. When there is limited trading activity for the security, an adjustment is needed to reflect current market conditions and issuer circumstances.

CIGNA CORPORATION - 2012 Form 10-K    95

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

As of December 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points

Other asset and mortgage-backed securities	$584	Liquidity	60 - 410 (140)
		Weighting of credit spreads	50 - 4,540 (410)
Corporate and government fixed maturities	$439	Liquidity	20 - 640 (190)

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement. Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input. The table does not include all of the Level 3 securities because information about specific unobservable inputs used in pricing all of these securities was not reasonably available to the Company. See preceding discussion regarding the Company's valuation processes and controls.

Guaranteed minimum income benefit contracts. The Company reports liabilities and assets as derivatives at fair value because the cash flows of these contracts are affected by equity markets and interest rates but are without significant life insurance risk and are settled in lump sum payments. The Company estimates the fair value of the assets and liabilities for GMIB contracts using assumptions regarding capital markets (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments), future annuitant behavior (including mortality, lapse, and annuity election rates), and non-performance risk, as well as risk and profit charges. As certain assumptions used to estimate fair values for these contracts are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3. The Company considered the following in determining the view of a hypothetical market participant:

•

that the most likely transfer of these assets and liabilities would be through a reinsurance transaction with an independent insurer; and

•

that because this block of contracts is in run-off mode, an insurer looking to acquire these contracts would have similar existing contracts with related administrative and risk management capabilities

These GMIB assets and liabilities are calculated with a complex internal model using many scenarios to determine the fair value of net amounts estimated to be paid, less the fair value of net future premiums estimated to be received, adjusted for risk and profit charges that the Company anticipates a hypothetical market participant would require to assume this business. Net amounts estimated to be paid represent the excess of the anticipated value of the income benefits over the values of the annuitants' accounts at the time of annuitization. Assumptions related to future annuitant behavior reflect the Company's belief that a hypothetical market participant would consider the actual and expected experience of the Company as well as other relevant and available industry resources in setting policyholder behavior assumptions. The significant assumptions used to value the GMIB assets and liabilities as of December 31, 2012 were as follows:

Assumptions based on observable inputs:

•

The market return and discount rate assumptions are based on the market-observable LIBOR swap curve.

•

The projected interest rate used to calculate the reinsured income benefits is indexed to the 7-year Treasury Rate at the time of annuitization (claim interest rate) based on contractual terms. That rate was 1.18% at December 31, 2012 and must be projected for future time periods. These projected rates vary by economic scenario and are determined by an interest rate model using current interest rate curves and the prices of instruments available in the market including various interest rate caps and zero-coupon bonds. For a subset of the business, there is a contractually guaranteed floor of 3% for the claim interest rate.

•

The market volatility assumptions for annuitants' underlying mutual fund investments that are modeled based on the S&P 500, Russell 2000 and NASDAQ Composite are based on the market-implied volatility for these indices for three to seven years grading to historical volatility levels thereafter. For the remaining 50% of underlying mutual fund investments modeled using other indices (with insufficient market-observable data), volatility is based on the average historical level for each index over the past 10 years. Using this approach, volatility ranges from 18% to 28% for equity funds, 6% to 8% for bond funds, and 0% to 1% for money market funds.

Assumptions based on unobservable inputs:

•

The mortality assumption is 70% of the 1994 Group Annuity Mortality table, with 1% annual improvement beginning January 1, 2000.

•

The annual lapse rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts, ranges from 0% to 12% at December 31, 2012, and depends on the time since contract issue and the relative value of the guarantee. The weighted average annual lapse rate is 1.8%.

•

The annual annuity election rate assumption reflects experience that differs by the company issuing the underlying variable annuity contracts and depends on the annuitant's age, the relative value of the guarantee and whether a contractholder has had a previous opportunity to elect the benefit. Immediately after the expiration of the waiting period, the assumed probability that an individual will annuitize their variable annuity contract is up to 80%. For the second and subsequent annual opportunities to elect the benefit, the assumed probability of election is up to 20%. The weighted average annual annuity election rate is 9%.

96    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

•

The nonperformance risk adjustment is incorporated by adding spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a hypothetical market participant's view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a hypothetical market participant's view of the reinsurers' credit risk, after considering collateral. The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available. The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries' credit ratings relative to their parent company and any available collateral. The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 140 basis points for the GMIB liability with a weighted average of 55 basis points and ranged from 15 to 100 basis points for the GMIB reinsurance asset with a weighted average of 65 basis points for that portion of the interest rate curve most relevant to these policies.

•

The risk and profit charge assumption is based on the Company's estimate of the capital and return on capital that would be required by a hypothetical market participant. The assumed return on capital is 10% after-tax.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities by considering how a hypothetical market participant would set assumptions at each valuation date. Capital markets assumptions are expected to change at each valuation date reflecting currently observable market conditions. Other assumptions may also change based on a hypothetical market participant's view of actual experience as it emerges over time or other factors that impact the net liability. The significant unobservable inputs used in the fair value measurement of the GMIB assets and liabilities are lapse rates, annuity election rates, and spreads used to calculate nonperformance risk. Significant decreases in assumed lapse rates or spreads used to calculate nonperformance risk, or increases in assumed annuity election rates would result in higher fair value measurements. Generally, a change in one of these assumptions is not necessarily accompanied by a change in another assumption.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2012 and 2011. These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in this table may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	(55)	96	41
Other	13	-	-	-

Total gains (losses) included in shareholders' net income	13	(55)	96	41

Gains included in other comprehensive income	8	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(10)	-	-	-
Purchases, issuances, settlements:
Purchases	188	-	-	-
Sales	(1)	-	-	-
Settlements	(88)	(35)	67	32

Total purchases, sales and settlements	99	(35)	67	32

Transfers into/(out of) Level 3:
Transfers into Level 3	283	-	-	-
Transfers out of Level 3	(44)	-	-	-

Total transfers into/(out of) Level 3	239	-	-	-

Balance at December 31, 2012	$1,351	$622	$(1,170)	$(548)

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(1)	$(55)	$96	$41

(1) Amounts do not accrue to shareholders.

CIGNA CORPORATION - 2012 Form 10-K    97

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2011	$933	$480	$(903)	$(423)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	-	270	(504)	(234)
Other	10	-	-	-

Total gains (losses) included in shareholders' net income	10	270	(504)	(234)

Gains included in other comprehensive income	7	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	41	-	-	-
Purchases, issuances, settlements:
Purchases	129	-	-	-
Sales	(20)	-	-	-
Settlements	(61)	(38)	74	36

Total purchases, sales, and settlements	48	(38)	74	36

Transfers into/(out of) Level 3:
Transfers into Level 3	81	-	-	-
Transfers out of Level 3	(118)	-	-	-

Total transfers into/(out of) Level 3	(37)	-	-	-

Balance at December 31, 2011	$1,002	$712	$(1,333)	$(621)

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$6	$270	$(504)	$(234)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the years ended December 31, 2012 and 2011, transfer activity between Level 3 and Level 2 primarily reflects changes in the level of unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

Because GMIB reinsurance arrangements remain in effect at the reporting date, the Company has reflected the total gain or loss for the period as the total gain or loss included in income attributable to instruments still held at the reporting date. However, the Company reduces the GMIB assets and liabilities resulting from these reinsurance arrangements when annuitants lapse, die, elect their benefit, or reach the age after which the right to elect their benefit expires.

Under FASB's guidance for fair value measurements, the Company's GMIB assets and liabilities are expected to be volatile in future periods because the underlying capital markets assumptions will be based largely on market observable inputs at the close of each reporting period including interest rates and market implied volatilities.

Beginning in February 2011, the Company implemented a dynamic equity hedge program to reduce a portion of the equity market exposures related to GMIB contracts ("GMIB equity hedge program") by entering into exchange-traded futures contracts. The Company also entered into a dynamic interest rate hedge program that reduces a portion of the interest rate exposure related to GMIB contracts ("GMIB growth interest rate hedge program") using LIBOR swap contracts and exchange-traded treasury futures contracts. In June 2012, the GMIB equity hedge program was expanded. These hedges were terminated after February 4, 2013 as a result of the reinsurance agreement for the remaining 45% of the risk. See Notes 25 and 13 for further information.

GMIB fair value gains of $41 million for 2012 were primarily due to the effect of increases in underlying account values due to favorable equity markets, updates in the claim exposure calculation based on a review of actual claim amounts compared to projected values in the fair value model and a reduction in the annuitization rates. These favorable effects were partially offset by a reduction in lapse rates and general declines in interest rates.

GMIB fair value losses of $234 million for 2011 were primarily due to a decline in both the interest rate used for projecting claim exposure (7-year Treasury rates) and the rate used for projecting market returns and discounting (LIBOR swap curve).

98    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company's revenues and expenses. At December 31, separate account assets were as follows:

2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 24)	$245	$324	$-	$569
Non-guaranteed separate accounts (1)	1,925	4,258	1,005	7,188

TOTAL SEPARATE ACCOUNT ASSETS	$2,170	$4,582	$1,005	$7,757

(1)
As of December 31, 2012, non-guaranteed separate accounts included $3.4 billion in assets supporting the Company's pension plans, including $956 million classified in Level 3.

2011 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 24)	$249	$1,439	$-	$1,688
Non-guaranteed separate accounts (1)	1,804	3,851	750	6,405

TOTAL SEPARATE ACCOUNT ASSETS	$2,053	$5,290	$750	$8,093

(1)
As of December 31, 2011, non-guaranteed separate accounts included $3.0 billion in assets supporting the Company's pension plans, including $702 million classified in Level 3.

Separate account assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:

•

corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•

actively-traded institutional and retail mutual fund investments and separate accounts priced using the daily net asset value that is the exit price.

Separate account assets classified in Level 3 include investments primarily in securities partnerships, real estate and hedge funds generally valued based on the separate account's ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following tables summarize the change in separate account assets reported in Level 3 for the years ended December 31, 2012 and 2011.

(In millions)

Balance at January 1, 2012	$750
Policyholder gains (1)	55
Purchases, issuances, settlements:
Purchases	283
Sales	(6)
Settlements	(90)

Total purchases, sales and settlements	187

Transfers into/(out of) Level 3:
Transfers into Level 3	17
Transfers out of Level 3	(4)

Total transfers into/(out of) Level 3:	13

Balance at December 31, 2012	$1,005

(1)
Included in this amount are gains of $49 million attributable to instruments still held at the reporting date.

CIGNA CORPORATION - 2012 Form 10-K    99

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. During 2012, impaired commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $7 million after-tax.

During 2011, impaired commercial mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $15 million after-tax.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2012 and December 31, 2011.

		December 31, 2012		December 31, 2011

	Classification in Fair Value Hierarchy
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$2,999	$2,851	$3,380	$3,301
Contractholder deposit funds, excluding universal life products	Level 3	$1,082	$1,056	$1,056	$1,035
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,821	$4,986	$5,319	$4,984

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

100    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 12  Investments

A.       Fixed Maturities and Equity Securities

Securities in the following table are included in fixed maturities and equity securities on the Company's Consolidated Balance Sheets. The Company's hybrid investments include certain preferred stock or debt securities with call or conversion features.

(In millions)	2012	2011

Included in fixed maturities:
Trading securities (amortized cost: $1; $2)	$1	$2
Hybrid securities (amortized cost: $15; $26)	15	28

TOTAL	$16	$30

Included in equity securities:
Hybrid securities (amortized cost: $84; $90)	$70	$65

Fixed maturities included federal government securities of $54 million at December 31, 2012 and $79 million at December 31, 2011, that were pledged as collateral to brokers as required under certain futures contracts.

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2012:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,121	$1,141
Due after one year through five years	5,211	5,633
Due after five years through ten years	5,283	5,973
Due after ten years	2,850	3,796
Mortgage and other asset-backed securities	1,000	1,146

TOTAL	$15,465	$17,689

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties. Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below (excluding trading securities and hybrid securities with a fair value of $16 million at December 31, 2012 and $30 million at December 31, 2011).

	December 31, 2012

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$509	$393	$-	$902
State and local government	2,169	270	(2)	2,437
Foreign government	1,197	126	(1)	1,322
Corporate	10,590	1,308	(17)	11,881
Federal agency mortgage-backed	121	1	-	122
Other mortgage-backed	82	11	(4)	89
Other asset-backed	797	145	(6)	936

TOTAL	$15,465	$2,254	$(30)	$17,689

CIGNA CORPORATION - 2012 Form 10-K    101

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

	December 31, 2011

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

The above table includes investments with a fair value of $3.1 billion supporting the Company's run-off settlement annuity business, with gross unrealized appreciation of $883 million and gross unrealized depreciation of $8 million at December 31, 2012. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2011, investments supporting this business had a fair value of $3 billion, gross unrealized appreciation of $851 million and gross unrealized depreciation of $25 million.

As of December 31, 2012, the Company had commitments to purchase $58 million of fixed maturities, most of which bear interest at a fixed market rate.

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

Excluding trading and hybrid securities, as of December 31, 2012, fixed maturities with a decline in fair value from amortized cost (primarily corporate, and other asset and mortgage-backed securities) were as follows, including the length of time of such decline:

	December 31, 2012

(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$488	$494	$(6)	200
Below investment grade	$123	$125	$(2)	67
More than one year:
Investment grade	$195	$207	$(12)	39
Below investment grade	$26	$36	$(10)	14

As of December 31, 2012, the unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Excluding trading and hybrid securities, equity securities with a fair value lower than cost were not material at December 31, 2012.

B.       Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are secured by high quality, primarily completed and substantially leased operating properties.

102    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2012	2011

Property type
Office buildings	$866	$1,014
Apartment buildings	571	705
Industrial	532	670
Hotels	463	542
Retail facilities	346	297
Other	73	73

TOTAL	$2,851	$3,301

Geographic region
Pacific	$966	$893
South Atlantic	730	870
New England	387	450
Central	352	511
Middle Atlantic	300	391
Mountain	116	186

TOTAL	$2,851	$3,301

At December 31, 2012, scheduled commercial mortgage loan maturities were as follows (in millions): $419 in 2013, $290 in 2014, $318 in 2015, $791 in 2016 and $1,033 thereafter. Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations, with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2012, the Company had commitments to extend credit under commercial mortgage loan agreements of $6 million.

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

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio using carrying values classified based on loan-to-value and debt service coverage ratios, as of December 31, 2012 and 2011:

	December 31, 2012

	Debt Service Coverage Ratio

Loan-to-Value Ratios (In millions)	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$297	$8	$-	$50	$-	$355
50% to 59%	614	104	25	52	-	795
60% to 69%	562	75	-	66	-	703
70% to 79%	194	143	132	4	16	489
80% to 89%	45	42	131	18	58	294
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	17	66	113

TOTAL	$1,726	$402	$318	$207	$198	$2,851

CIGNA CORPORATION - 2012 Form 10-K    103

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

	December 31, 2011

	Debt Service Coverage Ratio

Loan-to-Value Ratios (In millions)	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$225	$55	$3	$50	$9	$342
50% to 59%	444	47	26	-	53	570
60% to 69%	646	140	42	-	77	905
70% to 79%	117	132	120	159	33	561
80% to 89%	99	81	79	72	71	402
90% to 99%	36	35	30	58	116	275
100% or above	-	10	50	51	135	246

TOTAL	$1,567	$500	$350	$390	$494	$3,301

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2012 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio's average loan-to-value ratio improved to 65% at December 31, 2012, decreasing from 70% as of December 31, 2011. The portfolio's average debt service coverage ratio was estimated to be 1.56 at December 31, 2012, a significant improvement from 1.40 at December 31, 2011.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower's request for restructure cause management to believe that the Company's estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million. The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as another long-term investment. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted. No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan. Following the restructuring, the $100 million note was paid down by $46 million with the remaining $54 million note reclassified to good standing due to an improved quality rating based on significant improvements in its loan-to-value and debt service coverage ratios resulting from the annual loan review.

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

Other loans were modified during 2012 and 2011, but were not considered troubled debt restructures. The impact of modifications to these loans was not material to the Company's results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $215 million at December 31, 2012 and $336 million at December 31, 2011. At December 31, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans, with no significant concentration by property type. At December 31, 2011, mortgage loans collateralized by industrial properties represent the most significant component of problem and potential problem mortgage loans, with no significant concentration by geographic region.

104    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Impaired commercial mortgage loans. The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	2012			2011

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$72	$(7)	$65	$154	$(19)	$135
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60

TOTAL	$132	$(7)	$125	$214	$(19)	$195

During 2012, the Company recorded a $10 million pre-tax ($7 million after-tax) increase in valuation reserves on three impaired commercial mortgage loans collateralized by industrial properties and one impaired commercial mortgage loan collateralized by a retail property. The average recorded investment in impaired loans was $167 million during 2012 and $176 million during 2011. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Additional interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for 2012 or 2011. Interest income on impaired commercial mortgage loans was not significant for 2012 or 2011. See Note 2 for further information on impaired commercial mortgage loans.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2012	2011

Reserve balance, January 1,	$19	$12
Increase in valuation reserves	10	16
Charge-offs upon sales and repayments, net of recoveries	(3)	(1)
Transfers to other long-term investments	(16)	-
Transfers to foreclosed real estate	(3)	(8)

RESERVE BALANCE, DECEMBER 31,	$7	$19

C.       Real Estate

As of December 31, 2012 and 2011, real estate investments consisted primarily of office and industrial buildings in California. Investments with a carrying value of $49 million as of December 31, 2012 and 2011 were non-income producing during the preceding twelve months. As of December 31, 2012, the Company had commitments to contribute additional equity of $7 million to real estate investments.

D.       Other Long-Term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2012	2011

Real estate entities	$823	$665
Securities partnerships	343	298
Interest rate and foreign currency swaps	6	12
Mezzanine loans	31	31
Other	52	52

TOTAL	$1,255	$1,058

Investments in real estate entities and securities partnerships with a carrying value of $199 million at December 31, 2012 and $171 million at December 31, 2011 were non-income producing during the preceding twelve months.

As of December 31, 2012, the Company had commitments to contribute:

•

$197 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•

$312 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 50% of the committed amounts in 2013.

CIGNA CORPORATION - 2012 Form 10-K    105

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

E.       Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $1.1 billion, federal government securities of $167 million and money market funds of $217 million as of December 31, 2012. The Company's short-term investments and cash equivalents as of December 31, 2011 included corporate securities of $4.1 billion, federal government securities of $164 million and money market funds of $40 million. The decrease during 2012 is primarily due to funds used to acquire HealthSpring. See Note 3 for further information.

F.       Concentration of Risk

As of December 31, 2012 and 2011, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

NOTE 13  Derivative Financial Instruments

The Company has written and purchased reinsurance contracts under its Run-off Reinsurance segment that are accounted for as free standing derivatives. The Company also uses derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its Run-off Reinsurance segment. In addition, the Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities. See Note 2 for information on the Company's accounting policy for derivative financial instruments. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of December 31, 2012 or 2011.

Derivative instruments associated with the Company's Run-off Reinsurance segment.

Guaranteed Minimum Income Benefits (GMIB)

Purpose. The Company has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount ("GMIB liabilities"). According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company has purchased retrocessional coverage for 55% of these contracts to reduce a portion of the risks assumed ("GMIB assets"). Effective February 4, 2013, the Company reinsured the remainder of the exposures on these contracts. See Note 25 for additional information.

Accounting policy. The Company accounts for these GMIB liabilities and assets as written and purchased options at fair value because cash flows are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments. These derivatives are not designated as hedges and their fair values are reported in other liabilities (GMIB liability) and other assets (GMIB asset), with changes in fair value reported in GMIB fair value (gain) loss.

Cash flows. Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders' account values or their deposits increased at a contractual rate. The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. These cash flows are reported in operating activities.

Volume of activity. The potential undiscounted future payments for the written options (GMIB liability, as defined in Note 24) was $1,065 million as of December 31, 2012 and $1,244 million as of December 31, 2011. The potential undiscounted future receipts for the purchased options (GMIB asset) was $586 million as of December 31, 2012 and $684 million as of December 31, 2011.

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Assets, including other intangibles		Accounts Payable, Accrued Expenses and Other Liabilities		GMIB Fair Value (Gain) Loss

	As of December 31,		As of December 31,		For the years ended December 31,

Instrument	2012	2011	2012	2011	2012	2011

Written options (GMIB liability)			$1,170	$1,333	$(96)	$504
Purchased options (GMIB asset)	$622	$712			55	(270)

TOTAL	$622	$712	$1,170	$1,333	$(41)	$234

106    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

 GMDB and GMIB Hedge Programs

Purpose. The Company uses derivative financial instruments under a dynamic hedge program designed to substantially reduce domestic and international equity market exposures resulting from changes in variable annuity account values based on underlying mutual funds for certain reinsurance contracts that guarantee minimum death benefits ("GMDB"). During the second quarter of 2012, the Company expanded this hedge program to cover approximately one-half of the equity market exposures associated with its GMIB business, increasing the covered exposure from approximately one-quarter. The Company also operates a dynamic hedge program to reduce the exposure to changes in interest rate levels on the growth rate for approximately one-third of its GMDB and one-quarter of its GMIB businesses ("GMDB and GMIB growth interest rate hedge program"). These hedge programs are dynamic because the Company will regularly rebalance the hedging instruments within established parameters as equity and interest rate exposures of these businesses change. These hedge programs were terminated after February 4, 2013 as a result of the Company's agreement to reinsure the remainder of GMDB and GMIB businesses. See Notes 7 and 11 for further details regarding these businesses.

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

	Notional Amount (In millions)
Instrument	As of December 31, 2012	As of December 31, 2011

Equity and currency futures – equity hedge	$777	$994
Interest rate swaps – growth interest rate hedge	240	240
U.S. Treasury futures – growth interest rate hedge	16	29
Eurodollar futures – growth interest rate hedge	482	598

TOTAL	$1,515	$1,861

The following tables provide the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Revenues
	For the years ended December 31,
	2012	2011

Equity and currency futures for GMDB exposures	$(110)	$(45)
Equity and currency futures for GMIB exposures	(16)	4

TOTAL EQUITY AND CURRENCY FUTURES (1)	$(126)	$(41)

	Other Assets, including other intangibles		Other Revenues

	As of December 31,		For the years ended December 31,

	2012	2011	2012	2011

Interest rate swaps	$35	$33	$8	$39
Interest rate futures (1)	-	-	(1)	(2)

TOTAL INTEREST RATE SWAPS AND FUTURES	$35	$33	$7	$37

Interest rate derivatives for GMDB exposures			$5	$31
Interest rate derivatives for GMIB exposures			2	6

TOTAL INTEREST RATE SWAPS AND FUTURES			$7	$37

(1)

Balance sheet presentation of amounts receivable or payable relating to futures daily variation margin are excluded from this table.

CIGNA CORPORATION - 2012 Form 10-K    107

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Investment Cash Flow Hedges

Purpose. The Company uses interest rate, foreign currency, and combination (interest rate and foreign currency) swap contracts to hedge the interest and foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Accounting policy. Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities and accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Cash flows. Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest. Foreign currency swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to 9 years. Net interest cash flows are reported in operating activities.

Volume of activity. The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of December 31,

Instrument	2012	2011

Interest rate swaps	$58	$134
Foreign currency swaps	133	134
Combination interest rate and foreign currency swaps	64	64

TOTAL	$255	$332

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)

	As of December 31,		As of December 31,		For the years ended December 31,

Instrument	2012	2011	2012	2011	2012	2011

Interest rate swaps	$4	$7	$-	$-	$(3)	$(3)
Foreign currency swaps	1	3	18	19	(3)	(1)
Combination interest rate and foreign currency swaps	-	-	13	11	(2)	1

TOTAL	$5	$10	$31	$30	$(8)	$(3)

(1)

Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the years ended December 31, 2012 and 2011, the amount of gains (losses) reclassified from accumulated other comprehensive income into income was not material. The amount of gains (losses) recognized due to ineffectiveness was not material and there were no amounts excluded from the assessment of hedge effectiveness.

108    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 14  Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of the Company's involvement with the entity changes, in order to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•

the structure and purpose of the entity;

•

the risks and rewards created by and shared through the entity; and

•

the entity's participants' ability to direct its activities, receive its benefits and absorb its losses. Participants include the entity's sponsors, equity holders, guarantors, creditors and servicers.

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

In order to provide certain services to its Medicare Advantage customers, the Company contracts with independent physician associations (IPAs) that are variable interest entities. Physicians provide health care services to the Medicare Advantage customers and the Company provides medical management and administrative services to the IPAs.

The Company is not the primary beneficiary and does not consolidate these entities because either:

•

it had no power to direct the activities that most significantly impact the entities' economic performance; or

•

it had neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required. The Company's maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investment reported in fixed maturities and equity securities, and its aggregate ownership interest is insignificant relative to the total principal amount issued by these entities. The Company's maximum exposure to loss related to the IPA arrangements is limited to the liability for incurred but not reported claims for the Company's Medicare Advantage customers. These liabilities are not material and are generally secured by deposits maintained by the IPAs.

NOTE 15  Investment Income and Gains and Losses

 A.       Net Investment Income

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Fixed maturities	$843	$817	$788
Equity securities	4	6	6
Commercial mortgage loans	192	218	221
Policy loans	74	86	90
Real estate	(2)	(2)	(2)
Other long-term investments	59	48	29
Short-term investments and cash	14	10	11

	1,184	1,183	1,143
Less investment expenses	40	37	38

NET INVESTMENT INCOME	$1,144	$1,146	$1,105

CIGNA CORPORATION - 2012 Form 10-K    109

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Net investment income for separate accounts (that is not reflected in the Company's revenues) was $181 million for 2012, $207 million for 2011, and $163 million for 2010.

B.       Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2012	2011	2010

Fixed maturities	$48	$50	$87
Equity securities	4	(1)	5
Commercial mortgage loans	(9)	(16)	(23)
Real estate	(1)	(6)	3
Other investments, including derivatives	2	35	3

Realized investment gains (losses), before income taxes	44	62	75
Less income taxes (benefits)	13	21	25

NET REALIZED INVESTMENT GAINS (LOSSES)	$31	$41	$50

Included in pre-tax realized investment gains (losses) above were asset write-downs and changes in valuation reserves as follows:

(In millions)	2012	2011	2010

Credit related (1)	$(20)	$(28)	$(38)
Other	(2)	(25)	(1)

TOTAL	$(22)	$(53)	$(39)

(1)

Credit-related losses include other-than-temporary declines in fair value of fixed maturities and equity securities and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities. There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

The Company recognized pre-tax gains of $5 million in 2012, compared with pre-tax losses of $7 million in 2011 and pre-tax gains of $7 million in 2010 on hybrid securities.

Realized investment gains in 2011 in other investments, including derivatives, represent primarily gains on sale of real estate properties held in joint ventures.

Realized investment gains that are not reflected in the Company's revenues for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Separate accounts	$206	$210	$191
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$21	$8	$18

Sales information for available-for-sale fixed maturities and equity securities, for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Proceeds from sales	$591	$876	$826
Gross gains on sales	$37	$53	$46
Gross losses on sales	$(2)	$(7)	$(3)

110    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 16  Debt

(In millions)	2012	2011

Short-term:
Commercial paper	$200	$100
Current maturities of long-term debt	1	4

TOTAL SHORT-TERM DEBT	$201	$104

Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	298
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	38	43

TOTAL LONG-TERM DEBT	$4,986	$4,990

As described in Note 3, the Company acquired HealthSpring on January 31, 2012. At the acquisition date, HealthSpring had $326 million of debt outstanding. In accordance with debt covenants, HealthSpring's debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the year ended December 31, 2012.

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2012, the Company had $5.3 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $66 million issued as of December 31, 2012.

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

CIGNA CORPORATION - 2012 Form 10-K    111

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Maturities of debt and capital leases are as follows (in millions): $1 in 2013, $23 in 2014, none in 2015, $600 in 2016, $250 in 2017 and the remainder in years after 2017. Interest expense on long-term debt, short-term debt and capital leases was $268 million in 2012, $202 million in 2011, and $182 million in 2010.

The Company was in compliance with its debt covenants as of December 31, 2012.

NOTE 17  Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2012	2011

Common: Par value $0.25 600,000 shares authorized
Outstanding – January 1	285,533	271,880
Issuance of common stock	-	15,200
Issued for stock option and other benefit plans	4,695	3,735
Repurchase of common stock	(4,399)	(5,282)

Outstanding – December 31	285,829	285,533
Treasury stock	80,316	80,612

ISSUED – DECEMBER 31	366,145	366,145

On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds of $650 million ($629 million net of underwriting discount and fees) were used to partially fund the HealthSpring acquisition in January 2012.

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

During 2012, and through February 28, 2013, the Company repurchased 4.4 million shares for $208 million. On February 27, 2013, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 28, 2013 was $815 million. The Company repurchased 5.3 million shares for $225 million during 2011.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2012 or 2011.

112    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 18  Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

Changes in accumulated other comprehensive income (loss) were as follows:

2012 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$271	$(90)	$181
Reclassification adjustment for losses (gains) included in shareholders' net income	(52)	18	(34)

Net unrealized appreciation, securities	$219	$(72)	$147

Net unrealized depreciation, derivatives	$(7)	$2	$(5)

Net translation of foreign currencies	$78	$(12)	$66

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs, and settlement charges	$52	$(18)	$34
Net change arising from assumption and plan changes and experience	(181)	55	(126)

Net postretirement benefits liability adjustment	$(129)	$37	$(92)

2011 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$366	$(127)	$239
Reclassification adjustment for (gains) included in net income	(49)	18	(31)

Net unrealized appreciation, securities	$317	$(109)	$208

Net unrealized appreciation, derivatives	$1	$–	$1

Net translation of foreign currencies	$(21)	$(1)	$(22)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$22	$(7)	$15
Net change arising from assumption and plan changes and experience	(580)	205	(375)

Net postretirement benefits liability adjustment	$(558)	$198	$(360)

2010 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$319	$(109)	$210
Reclassification adjustment for (gains) included in net income	(92)	32	(60)

Net unrealized appreciation, securities	$227	$(77)	$150

Net unrealized appreciation, derivatives	$8	$(2)	$6

Net translation of foreign currencies	$40	$(7)	$33

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	$10	$(4)	$6
Net change arising from assumption and plan changes and experience	(311)	116	(195)

Net postretirement benefits liability adjustment	$(301)	$112	$(189)

NOTE 19  Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (which differ in some respects from GAAP) to determine statutory net income and surplus. The Company's life insurance and HMO company

CIGNA CORPORATION - 2012 Form 10-K    113

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

subsidiaries are regulated by such statutory requirements. The statutory net income for the years ended, and statutory surplus as of, December 31 of the Company's life insurance and HMO subsidiaries were as follows:

(In millions)	2012	2011	2010

Net income	$1,520	$953	$1,697
Surplus	$6,109	$5,286	$5,107

The minimum statutory surplus required by regulators for the Company's life insurance and HMO company subsidiaries was approximately $1.7 billion as of December 31, 2012. As of December 31, 2012, statutory surplus for each of the Company's life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. As of December 31, 2012, the Company's life insurance and HMO subsidiaries had investments on deposit with state departments of insurance with statutory carrying values of $337 million. The Company's life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company's life insurance and HMO subsidiaries may make during 2013 without prior approval is approximately $1.1 billion. Restricted net assets of the Company as of December 31, 2012, were approximately $8.7 billion. Certain life insurance subsidiaries of the Company are permitted to loan up to $750 million to the parent company without prior approval.

NOTE 20  Income Taxes

 A.       Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2012	2011	2010

Current taxes
U.S. income	$604	$320	$267
Foreign income	72	58	45
State income	43	20	19

	719	398	331

Deferred taxes (benefits)
U.S. income	131	193	187
Foreign income	4	23	8
State income	(1)	1	(7)

	134	217	188

TOTAL INCOME TAXES	$853	$615	$519

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2012	2011	2010

Tax expense at nominal rate	$867	$657	$631
Tax-exempt interest income	(28)	(29)	(31)
Effect of permanently invested foreign earnings	(37)	(17)	(11)
Dividends received deduction	(3)	(4)	(3)
Resolution of federal tax matters	–	(30)	–
State income tax (net of federal income tax benefit)	28	14	9
Change in valuation allowance	6	5	(93)
Other	20	19	17

TOTAL INCOME TAXES	$853	$615	$519

Effect of Permanently Invested Foreign Earnings

The Company provides for income taxes on the undistributed earnings of certain foreign operations using the foreign jurisdictions' tax rate, as compared to the higher U.S. statutory tax rate. Commencing in the first quarter of 2012, the Company began using this approach to compute income taxes attributable to its China and Indonesia operations, based upon a determination that the related earnings would be permanently invested overseas. The Company

114    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

continues to evaluate the permanent investment of foreign earnings for additional jurisdictions.

Shareholders' net income for the year ended December 31, 2012 increased by $37 million related to this method of providing for income taxes including $13 million attributable to the first quarter implementation of this method for the Company's China and Indonesia operations. Permanent investment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $116 million through December 31, 2012. The year-to-date change in the cumulative unrecognized deferred tax liability includes an increase of $10 million associated with unrecorded deferred tax liabilities reported through other comprehensive income.

Change in Valuation Allowance

The significant decline in the 2010 valuation allowance primarily reflects the resolution of a disputed federal income tax matter specific to the run-off reinsurance operations.

B.       Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 are shown below.

(In millions)	2012	2011

Deferred tax assets
Employee and retiree benefit plans	$765	$829
Investments, net	95	108
Other insurance and contractholder liabilities	486	443
Deferred gain on sale of businesses	28	46
Policy acquisition expenses	147	151
Loss carryforwards	9	8
Other accrued liabilities	164	109
Bad debt expense	21	17
Other	33	37

Deferred tax assets before valuation allowance	1,748	1,748
Valuation allowance for deferred tax assets	(42)	(45)

Deferred tax assets, net of valuation allowance	1,706	1,703

Deferred tax liabilities
Depreciation and amortization	704	377
Foreign operations, net	147	128
Unrealized appreciation on investments and foreign currency translation	481	395

Total deferred tax liabilities	1,332	900

NET DEFERRED INCOME TAX ASSETS	$374	$803

Management believes consolidated taxable income expected to be generated in the future will be sufficient to support realization of the Company's net deferred tax assets. This determination is based upon the Company's consistent overall earnings history and future earnings expectations. Other than deferred tax benefits attributable to operating loss carryforwards, there are no time constraints within which the Company's deferred tax assets must be realized.

The Company's deferred tax asset is net of federal, state, and foreign valuation allowances. The foreign valuation allowance was initially recorded in connection with the Company's 2011 acquisition of FirstAssist, for which there was a year over year decline of $7 million. This reduction did not impact shareholder's net income. The valuation allowance reflects management's assessment that certain deferred tax assets may not be realizable.

C.       Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(In millions)	2012	2011	2010

Balance at January 1,	$52	$177	$214
Decrease due to prior year positions	(5)	(113)	(55)
Increase due to current year positions	7	7	34
Reduction related to settlements with taxing authorities	–	(17)	(13)
Reduction related to lapse of applicable statute of limitations	(3)	(2)	(3)

BALANCE AT DECEMBER 31,	$51	$52	$177

CIGNA CORPORATION - 2012 Form 10-K    115

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

There was minimal change in the level of unrecognized tax benefits during 2012.

The December 31, 2012 unrecognized tax benefit balance included $29 million that would increase shareholders' net income if recognized. The Company has determined it is at least reasonably possible that within the next twelve months there could be a significant change in the level of unrecognized tax benefits specific to development in ongoing IRS examinations. These changes are not expected to have a material impact on shareholders' net income.

The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense, but excludes these amounts from the liability for uncertain tax positions. The Company's liability for net interest and penalties was $3 million at December 31, 2012, $2 million at December 31, 2011 and $14 million at December 31, 2010. The 2011 decline included $11 million associated with the completion of the 2007 and 2008 IRS examinations.

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

D.       Federal Income Tax Examinations, Litigation and Other Matters

The Company has had a continuing dispute with the IRS for tax years 2004 through 2006 regarding the appropriate reserve methodology for certain reinsurance contracts. Trial was held before the United States Tax Court for the 2004 tax year in September 2011. Prior to trial, the IRS conceded the underlying adjustments but continued to challenge the Company's reserve methodology as a matter of law. The United States Tax Court issued its opinion for the 2004 year on September 13, 2012. While declining to rule on the broader legal issue, the opinion confirmed the Company's tax reserve calculation and referenced an IRS representation that it would not challenge the Company's reserving methodology in future tax years, thereby providing certainty that the Company may continue to use its current reserve methodology prospectively. Tax computations for the 2004 tax year have been reviewed by the staff of the Joint Committee of Taxation and the parties are currently awaiting entry of the Tax Court's decision, that is expected shortly. On January 9, 2013 the Tax Court entered its decision on this issue for the 2005 and 2006 tax years, ordering and deciding that the Company has no tax deficiency.

The IRS continues to be engaged in its examination of the Company's 2009 and 2010 consolidated federal income tax returns. This review is expected to be competed in 2013, and is not expected to have a material impact on shareholder's net income. The Company conducts business in numerous state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state audit activity is expected for tax years prior to 2008, and prior to 2001 for foreign audit activity.

The American Taxpayer Act of 2012 was signed into law on January 2, 2013. This legislation retroactively extended for 2012, as well as for 2013, several otherwise expired corporate tax provisions from which the Company benefits. Tax benefits specific to extension of these provisions for 2012 will be recorded in the first quarter of 2013, and are not expected to have a material impact on shareholder's net income.

NOTE 21  Employee Incentive Plans

The People Resources Committee ("the Committee") of the Board of Directors awards stock options, restricted stock, deferred stock and, beginning in 2010, strategic performance shares to certain employees. To a very limited extent, the Committee has issued common stock instead of cash compensation and dividend equivalent rights as part of restricted and deferred stock units. The Company issues shares from Treasury stock for option exercises, awards of restricted stock and payment of deferred and restricted stock units.

As explained further in Note 3, in connection with the HealthSpring acquisition on January 31, 2012, HealthSpring employees' awards of options and restricted shares of HealthSpring stock were rolled over to Cigna stock options and restricted stock. Unless otherwise indicated, information in this footnote includes the effect of the HealthSpring rollover awards.

Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2012	2011	2010

Compensation cost	$98	$61	$49
Tax benefits	$26	$14	$12

The Company had the following number of shares of common stock available for award at December 31: 8.4 million in 2012, 11.7 million in 2011 and 7.5 million in 2010.

Stock options. The Company awards options to purchase the Company's common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date.

116    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

The table below shows the status of, and changes in, common stock options during the last three years:

	2012		2011		2010

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	9,581	$33.92	12,093	$31.10	13,751	$29.34
Granted	3,446	$28.29	1,546	$42.36	1,846	$34.64
Exercised	(3,740)	$22.72	(3,480)	$27.93	(2,565)	$24.31
Expired or canceled	(336)	$37.85	(578)	$33.61	(939)	$30.86

OUTSTANDING – DECEMBER 31	8,951	$36.29	9,581	$33.92	12,093	$31.10

Options exercisable at year-end	5,731	$34.93	6,147	$34.94	7,656	$34.42

Compensation expense of $20 million related to unvested stock options at December 31, 2012 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2012	2011	2010

Intrinsic value of options exercised	$95	$53	$30
Cash received for options exercised	$85	$97	$62
Excess tax benefits realized from options exercised	$15	$10	$5

The following table summarizes information for outstanding common stock options at December 31, 2012:

(Dollars in millions, except per share amounts)	Options Outstanding	Options Exercisable

Number (in thousands)	8,951	5,731
Total intrinsic value	$154	$106
Weighted average exercise price	$36.29	$34.93
Weighted average remaining contractual life	6.3 yrs	5.1 yrs

Excluding the HealthSpring rollover options, the weighted average fair value of options granted under employee incentive plans was $14.99 for 2012, $13.96 for 2011 and $11.56 for 2010, using the Black-Scholes option-pricing model and the assumptions presented in the following table. See Note 3 for additional information regarding the valuation of the HealthSpring rollover awards.

	2012	2011	2010

Dividend yield	0.1%	0.1%	0.1%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	0.8%	1.7%	1.9%
Expected option life	4.5 years	4 years	4 years

The expected volatility reflects the Company's past daily stock price volatility. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining maturities of traded options are less than one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary grant. Expected option life reflects the Company's historical experience.

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

CIGNA CORPORATION - 2012 Form 10-K    117

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

	2012		2011		2010

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	4,246	$28.88	4,306	$27.70	4,113	$27.65
Awarded	1,563	$44.37	945	$42.62	1,155	$34.63
Vested	(1,485)	$27.60	(564)	$42.79	(541)	$40.87
Forfeited	(260)	$33.61	(441)	$28.99	(421)	$29.28

OUTSTANDING – DECEMBER 31	4,064	$35.00	4,246	$28.88	4,306	$27.70

The fair value of vested restricted stock was: $66 million in 2012, $24 million in 2011 and $18 million in 2010.

At the end of 2012, approximately 3,200 employees held 4.1 million restricted stock grants and units with $69 million of related compensation expense to be recognized over the next three years (weighted average period).

Strategic Performance Shares. The Company awards strategic performance shares to executives and certain other key employees generally with a performance period of three years. Strategic performance shares are divided into two broad groups: 50% are subject to a market condition (total shareholder return relative to industry peer companies) and 50% are subject to performance conditions (revenue growth and cumulative adjusted net income). These targets are set by the Committee. At the end of the performance period, holders of strategic performance shares will be awarded anywhere from 0 to 200% of the original grant of strategic performance shares in Cigna common stock.

The table below shows the status of, and changes in, strategic performance shares during the last three years:

	2012		2011		2010

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	834	$39.45	430	$34.73		$
Awarded	842	$44.49	529	$42.92	480		$34.73
Forfeited	(76)	$43.39	(125)	$37.92	(50)		$34.65

OUTSTANDING – DECEMBER 31	1,600	$41.92	834	$39.45	430		$34.73

At the end of 2012, approximately 955 employees held 1.6 million strategic performance shares and $26 million of related compensation expense was expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2013 and 2014.

NOTE 22  Leases, Rentals and Outsourced Service Arrangements

The Company has several operating leases, primarily for office space, with a weighted average term of approximately 9 years. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Rental expenses for operating leases amounted to $130 million in 2012, $115 million in 2011 and $127 million in 2010. As of December 31, 2012, future net minimum rental payments under non-cancelable operating leases were approximately $570 million, payable as follows (in millions): $116 in 2013, $108 in 2014, $82 in 2015, $65 in 2016, $43 in 2017 and $156 thereafter.

The Company also has several outsourced service arrangements with third parties, primarily for human resource and information technology support services. The initial service periods under these arrangements range from seven to eight years and their related costs are reported consistent with operating leases over the service period based on the pattern of use. The Company recorded in other operating expenses $86 million in 2012, $116 million in 2011 and $114 million in 2010 for these arrangements.

118    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

NOTE 23  Segment Information

Effective December 31, 2012, Cigna changed its external reporting segments to reflect the Company's realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of our global clients and customers. Management believes the realignment of its businesses will enable the Company to more effectively address global health services challenges by leveraging best practices across geographies to improve the health, well being and sense of security of the global customers that the Company serves. The changes in the Company's internal financial reporting structure, to support this realignment, took effect on December 31, 2012 and resulted in changes to our external reporting segments. The Company's results are now aggregated based on the nature of the Company's products and services, rather than its geographies.

The primary segment reporting change is that the two businesses that comprised the former International segment (international health care and supplemental health, life and accident) are now reported as follows:

•

substantially all of the international health care business (comprised primarily of the global health benefits business) is now reported with the former Health Care segment and renamed Global Health Care; and

•

the supplemental health, life and accident business becomes a separate reporting segment named Global Supplemental Benefits.

As a result of these changes, the financial results of Cigna's businesses are now reported in the following segments:

Global Health Care  aggregates the following two operating segments:

•

The Commercial operating segment includes both the U.S. commercial and international health care businesses that offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals. Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. Cigna services its globally mobile customers virtually everywhere in the world. These products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience rated.

•

The Government operating segment offers Medicare Advantage plans to seniors in 13 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia and Medicaid plans.

Global Supplemental Benefits  includes supplemental health, life and accident insurance products offered in the U.S. and foreign markets, primarily in Asia as well as Medicare supplemental coverage following the 2012 acquisition of Great American Supplemental Benefits.

Group Disability and Life  represents group disability, life and accident insurance products, including certain disability and life insurance business previously reported in the former Health Care segment.

Run-off Reinsurance  is predominantly comprised of GMDB and GMIB business. On December 31, 2010, the Company essentially exited from its workers' compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited and transferring the ongoing administration of this business to the reinsurer.

The Company also reports results in two other categories.

Other Operations  consist of:

•

corporate-owned life insurance ("COLI");

•

deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•

run-off settlement annuity business.

Corporate  reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and certain corporate overhead expenses such as directors' expenses.

In 2010, the Company began reporting the expense associated with its frozen pension plans in Corporate. Prior periods were not restated as the effect on prior periods was not material.

The Company measures the financial results of its segments using "segment earnings (loss)", which is defined as shareholders' income (loss) from continuing operations before after-tax realized investment results. The Company determines segment earnings (loss) consistent with accounting policies used in preparing the consolidated financial statements, except that amounts included in Corporate are not allocated to segments. The Company allocates certain other operating expenses, such as systems and other key corporate overhead expenses, on systematic bases. Income taxes are generally computed as if each segment were filing a separate income tax return. The Company does not report total assets by segment since this is not a metric used to allocate resources or evaluate segment performance.

CIGNA CORPORATION - 2012 Form 10-K    119

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2012	2011	2010

Global Health Care
Premiums and fees:
Medical:
Guaranteed cost (1)	$4,256	$4,176	$3,929
Experience-rated (2)	2,022	1,934	1,823
Stop loss	1,672	1,451	1,287
International health care	1,648	1,344	976
Dental	1,005	894	804
Medicare	4,969	489	1,470
Medicaid	207	-	-
Medicare Part D	1,421	685	615
Other	677	600	543

Total medical	17,877	11,573	11,447
Fees (3)	3,096	2,870	2,687

Total premiums and fees	20,973	14,443	14,134
Mail order pharmacy revenues	1,623	1,447	1,420
Other revenues	225	236	269
Net investment income	259	263	230

Segment revenues	$23,080	$16,389	$16,053
Depreciation and amortization	$500	$297	$255
Income taxes	$793	$616	$520
Segment earnings	$1,418	$1,105	$940

(1) Excludes the international health care business.

(2)

Includes minimum premium business that has a risk profile similar to experience-rated funding arrangements. The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is reported in fees. Also includes certain non-participating cases for which special customer level reporting of experience is required.

(3)

Includes fees related to the international health care business. Fees related to Medicare Part D of $61 million in 2011 and $57 million in 2010 have been reclassified to premiums to conform to current presentation.

120    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

(In millions)	2012	2011	2010

Group Disability and Life
Premiums and fees:
Life	$1,426	$1,333	$1,341
Disability	1,413	1,268	1,167
Other	270	256	262

Total	3,109	2,857	2,770
Other revenues	-	-	123
Net investment income	300	291	287

Segment revenues	$3,409	$3,148	$3,180
Depreciation and amortization	$10	$10	$8
Income taxes	$116	$113	$127
Segment earnings	$279	$295	$305

Global Supplemental Benefits
Premiums and fees	$1,984	$1,528	$1,231
Other revenues	21	15	22
Net investment income	90	83	69

Segment revenues	$2,095	$1,626	$1,322
Depreciation and amortization	$28	$13	$8
Income taxes	$36	$36	$42
Equity in income of investees	$10	$15	$18
Segment earnings	$142	$97	$84

Run-off Reinsurance
Premiums and fees and other revenues	$(98)	$20	$(133)
Net investment income	102	103	114

Segment revenues	$4	$123	$(19)
Income tax benefits	$-	$(99)	$(136)
Segment earnings (loss)	$-	$(183)	$26

Other Operations
Premiums and fees and other revenues	$155	$169	$174
Net investment income	388	400	404

Segment revenues	$543	$569	$578
Depreciation and amortization	$22	$25	$21
Income taxes	$43	$29	$39
Segment earnings	$82	$89	$85

Corporate
Other revenues and eliminations	$(61)	$(58)	$(62)
Net investment income	5	6	1

Segment revenues	$(56)	$(52)	$(61)
Income tax benefits	$(148)	$(101)	$(98)
Segment loss	$(329)	$(184)	$(211)

Realized investment gains
Realized investment gains	$44	$62	$75
Income taxes	13	21	25

Realized investment gains net of taxes and noncontrolling interest	$31	$41	$50

Total
Premiums and fees and other revenues	$26,308	$19,210	$18,528
Mail order pharmacy revenues	1,623	1,447	1,420
Net investment income	1,144	1,146	1,105
Realized investment gains	44	62	75

Total revenues	$29,119	$21,865	$21,128
Depreciation and amortization	$560	$345	$292
Income taxes	$853	$615	$519
Segment earnings	$1,592	$1,219	$1,229
Realized investment gains, net of taxes and noncontrolling interest	$31	$41	$50

Shareholders' net income	$1,623	$1,260	$1,279

CIGNA CORPORATION - 2012 Form 10-K    121

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Premiums and fees, mail order pharmacy revenues and other revenues by product type were as follows for the years ended December 31:

(In millions)	2012	2011	2010

Medical	$20,973	$14,443	$14,134
Disability	1,413	1,268	1,167
Supplemental Health, Life, and Accident	3,680	3,117	2,834
Mail order pharmacy	1,623	1,447	1,420
Other	242	382	393

TOTAL	$27,931	$20,657	$19,948

Premiums and fees, mail order pharmacy revenues and other revenues by geographic location were as follows for the years ended December 31:

(In millions)	2012	2011	2010

U.S.	$25,217	$18,522	$18,326
South Korea	1,076	909	717
All other foreign	1,638	1,226	905

TOTAL	$27,931	$20,657	$19,948

Consolidated pre-tax income from continuing operations is primarily attributable to domestic operations. Consolidated pre-tax income from continuing operations generated by the Company's foreign operations was approximately 8% in 2012, 10% in 2011 and 9% in 2010.

Concentration of risk.    For the Company's Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 54% of the segment's revenues and 90% of the segment's earnings in 2012. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and the Company's consolidated financial results.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2012, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $559 million as of December 31, 2012. As of December 31, 2012, approximately 21% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2012. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 11 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

122    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

B.       Guaranteed Minimum Income Benefit Contracts

See Notes 11 (fair value) and 13 (derivatives) for further information on GMIB contracts. Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election, that must occur within 30 days of a policy anniversary, after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of the contract. Accordingly, the Company's maximum potential undiscounted future payment of $1.1 billion was determined using the following hypothetical assumptions:

•

no annuitants surrendered their accounts;

•

all annuitants lived to elect their benefit;

•

all annuitants elected to receive their benefit on the next available date (2013 through 2018); and

•

all underlying mutual fund investment values remained at the December 31, 2012 value of $1.1 billion with no future returns.

The Company has retrocessional coverage in place from two external reinsurers that covers 55% of the exposures on these contracts. The Company reinsured the remainder of the exposures on these contracts effective February 4, 2013. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

C.       Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $331 million as of December 31, 2012, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2013 through 2042. The Company's indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2012.

As of December 31, 2012, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease. Guarantees of $16 million expire in 2016 and $25 million expire in 2025. The Company had liabilities for these guarantees of $2 million as of December 31, 2012.

The Company had indemnification obligations as of December 31, 2012 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, since not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2012.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

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

Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act (including the Reconciliation Act) that was signed into law during the first quarter of 2010 and found to be constitutional by the U.S. Supreme Court in June of 2012, could have a material adverse effect on the Company's health care operations if it inhibits the Company's ability to respond to market demands, adversely affects the way the Company does business, or results in increased medical or administrative costs without improving the quality of care or services.

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

CIGNA CORPORATION - 2012 Form 10-K    123

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Guaranty fund assessments. The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure for certain obligations of insolvent insurance companies to policyholders and claimants to assessments is based on its share of business it writes in the relevant jurisdictions. For the years ended December 31, 2012, 2011, and 2010, charges related to guaranty fund assessments were not material to the Company's results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. On May 3, 2012, the state court denied the regulator's amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer. On May 14, 2012 the regulator filed a post-trial motion requesting the court to reconsider its decision. On September 28, 2012, an Order of Judgment was entered finalizing the court's opinion that the insurer is not insolvent and remains in rehabilitation. The regulator has appealed the court's decision. If the state court's decision is reversed and the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company's insurance subsidiaries write premiums. Based on current information available, in the event of a reversal of the state court decision and liquidation of the insurer, the Company has estimated that potential future assessments could result in future charges totaling approximately $60 million after-tax. The Company will continue to monitor the outcome of the court's deliberations.

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

When the Company (in the course of its regular review of pending litigation and legal matters) has determined that a material loss is reasonably possible, the matter is disclosed including an estimate or range of loss or a statement that such an estimate cannot be made. In many proceedings, however, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. In accordance with applicable accounting guidance, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company's best estimate of the probable loss. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues at the low end of the range. In cases that the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the relevant costs.

The Company increased its reserves by $124 million pre-tax ($81 million after-tax) during 2012, primarily relating to developments in the Amara matter as discussed below, resulting in pre-tax reserves for these matters of $189 million ($123 million after-tax) as of December 31, 2012. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

Except as otherwise noted, the Company believes that the legal actions, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. However, in light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company and that an adverse outcome in one or more of these matters could be material to the Company's results of operation, financial condition or liquidity for any particular period.

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

124    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

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

Both parties appealed the court's decisions to the United States Court of Appeals for the Second Circuit that issued a decision on October 6, 2009 affirming the District Court's judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna's petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts' decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company's position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of "appropriate equitable relief" that plaintiffs may pursue as an alternative remedy. The case was returned to the trial court and hearings took place on December 9, 2011 and March 29-30, 2012. Over the summer, the trial judge passed away after a long illness and the case was re-assigned.

On December 20, 2012, the new trial judge issued a decision awarding equitable relief to the class. The court's order requires the Company to reform the pension plan to provide a substantially identical remedy to that ordered by the first trial judge in 2008. Both parties appealed the order and the judge stayed implementation of the order pending resolution of the appeals. In light of the re-affirmed remedy ordered by the District Court, the Company was required to re-evaluate its reserve for this case. Due to the current economic environment of low interest rates that have a significant impact on the valuation of potential future pension benefits, the Company was required to increase its reserve for this matter in the fourth quarter of 2012. The Company will continue to vigorously defend its position in this case.

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

Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011, which was denied on January 16, 2013. Plaintiffs petitioned for an immediate appeal of the order denying class certification, that the Company opposed.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

NOTE 25   Subsequent Event – Reinsurance of GMDB and GMIB Business

Effective February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (Berkshire) to reinsure the GMDB and GMIB businesses. Berkshire will reinsure 100% of the Company's future claim payments, net of retrocessional arrangements in place prior to February 4, 2013, for a reinsurance premium of $2.2 billion. The reinsurance agreement is subject to an overall limit of approximately $3.8 billion plus future premiums collected under the contracts being reinsured that will be paid to Berkshire. The Company estimates that these future premium amounts will be from $0.1 to $0.3 billion and, accordingly, expects future claims of approximately $4 billion to be covered by the agreement.

This reinsurance premium will be recorded in the first quarter of 2013 resulting in an after-tax impact to shareholders' net income of approximately $500 million. Premium of $725 million was paid on February 4, 2013 with the remainder to be paid by April 30, 2013. This premium will ultimately be funded from the sale or internal transfer of investment assets that were supporting this book of business, as well as tax benefits related to the transaction, and cash.

CIGNA CORPORATION - 2012 Form 10-K    125

Back to Contents

PART II
ITEM 8 Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries ("the Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2012, the Company retrospectively adopted a new accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Great American Supplemental Benefits Group from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during the year ended December 31, 2012. We have also excluded Great American Supplemental Benefits Group from our audit of internal control over financial reporting. Great American Supplemental Benefits Group's total assets acquired represent approximately 2% of consolidated total assets as of December 31, 2012; total revenues acquired represent less than 1% of consolidated total revenues for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 28, 2013

126    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2012 and December 31, 2011. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results. Certain reclassifications have been made to previously reported quarterly amounts to conform to the current presentation. See Note 2 to the Consolidated Financial Statements for additional information.

	Three Months Ended

(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31

Consolidated Results
2012
Total revenues	$6,754		$7,422		$7,323		$7,620
Income from continuing operations before income taxes	552		588		718		619
Shareholders' net income	371	(1)	380	(2)	466	(3)	406	(4)
Shareholders' net income per share:	1
Basic	1.30		1.33		1.64		1.43
Diluted	1.28		1.31		1.61		1.41
2011
Total revenues	$5,387		$5,479		$5,574		$5,425
Income from continuing operations before income taxes	579		592		273		432
Shareholders' net income	413	(5)	391	(6)	183	(7)	273	(8)
Shareholders' net income per share:
Basic	1.53		1.46		0.68		0.99
Diluted	1.51		1.43		0.67		0.98

Stock and Dividend Data
2012
Price range of common stock	– high	$49.89	$49.63	$47.92	$54.53
	– low	$41.27	$42.21	$39.34	$47.31
Dividends declared per common share		$0.04	$-	$-	$-
2011
Price range of common stock	– high	$44.29	$51.81	$52.95	$47.61
	– low	$36.76	$42.80	$40.24	$38.82
Dividends declared per common share		$0.04	$-	$-	$-

(1)

The first quarter of 2012 includes an after-tax gain of $41 million for the GMIB business, an after-tax charge of $28 million for costs associated with acquisitions, and an after-tax charge of $13 million for costs associated a litigation matter in Global Health Care.

(2)

The second quarter of 2012 includes an after-tax loss of $51 million for the GMIB business.

(3)

The third quarter of 2012 includes an after-tax gain of $32 million for the GMIB business, an after-tax charge of $12 million for costs associated with acquisitions, and an after-tax charge of $50 million for costs associated with a realignment and efficiency plan.

(4)

The fourth quarter of 2012 includes an after-tax gain of $7 million for the GMIB business and an after-tax charge of $68 million for litigation matters.

(5)

The first quarter of 2011 includes an after-tax gain of $13 million for the GMIB business and a net tax benefit of $24 million related to the resolution of a Federal tax matter.

(6)

The second quarter of 2011 includes an after-tax loss of $21 million for the GMIB business.

(7)

The third quarter of 2011 includes an after-tax loss of $134 million for the GMIB business.

(8)

The fourth quarter of 2011 includes an after-tax gain of $7 million for the GMIB business and, an after-tax charge of $31 million for costs associated with acquisitions.

CIGNA CORPORATION - 2012 Form 10-K    127

Back to Contents

PART II
ITEM 8 Financial Statements and Supplementary Data

Five Year Cumulative Total Shareholder Return*
December 31, 2007 – December 31, 2012

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12

Cigna	$ 100	$ 31	$ 66	$ 69	$ 79	$ 100

S&P 500 Index	$ 100	$ 63	$ 80	$ 92	$ 94	$ 109

S&P Mgd. Health Care, Life & Health Ins. Indexes**	$ 100	$ 47	$ 58	$ 66	$ 78	$ 84

*

Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2007 and that all dividends were reinvested.

**

Weighted average of S&P Managed Health Care (75%) and Life & Health Insurance (25%) Indexes.

128    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART II
ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A  Controls and Procedures

A.  Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of Cigna's disclosure controls and procedures conducted under the supervision and with the participation of Cigna's management, Cigna's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, Cigna's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cigna in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

B.  Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

The Company's management report on internal control over financial reporting under the caption "Management's Annual Report on Internal Control over Financial Reporting" on page 62 in this Form 10-K.

Attestation Report of the Registered Public Accounting Firm

The attestation report of Cigna's independent registered public accounting firm, on the effectiveness of Cigna's internal control over financial reporting appears under the caption "Report of Independent Registered Public Accounting Firm" on page 126 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

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

ITEM 9B  Other Information

None.

CIGNA CORPORATION - 2012 Form 10-K    129

Back to Contents

PART III

ITEM 10  Directors and Executive Officers of the Registrant

A.  Directors of the Registrant

The information under the captions "The Board of Directors' Nominees for Terms to Expire in April 2016," "Directors Who Will Continue in Office," "Board of Directors and Committee Meetings, Membership, Attendance and Independence" (as it relates to Audit Committee disclosure), and "Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's proxy statement to be dated on or about March 15, 2013 is incorporated by reference.

B.  Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant on page 29 in this Form 10-K."

C. Code of Ethics and Other Corporate Governance Disclosures

Cigna's Code of Ethics is the Company's code of business conduct and ethics, and applies to Cigna's directors, officers (including the chief executive officer, chief financial officer and chief accounting officer) and employees. The Code of Ethics is posted on the Corporate Governance section found on the "About Cigna" page of the Company's website, www.cigna.com. In the event the Company substantively amends its Code of Ethics or waives a provision of the Code, Cigna intends to disclose the amendment or waiver on the Corporate Governance section of the Company's website.

In addition, the Company's corporate governance guidelines (Board Practices) and the charters of its board committees (audit, corporate governance, executive, finance and people resources) are available on the Corporate Governance section of the Company's website. These corporate governance documents, as well as the Code of Ethics, are available in print to any shareholder who requests them.

ITEM 11  Executive Compensation

The information under the captions "Director Compensation," "Report of the People Resources Committee," "Compensation Discussion and Analysis" and "Executive Compensation" in Cigna's proxy statement to be dated on or about March 15, 2013 is incorporated by reference.

130    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART III
ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2012:

			(c) (3)
		(b) (2)	Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a) (1)	Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights
Plan Category	Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights

Equity Compensation Plans Approved by Security Holders	12,393,377	$36.29	8,845,753
Equity Compensation Plans Not Approved by Security Holders	-	-	-

TOTAL	12,393,377	$36.29	8,845,753

(1)

Includes, in addition to outstanding stock options, 129,951 restricted stock units, 99,177 deferred shares, 12,739 director deferred share units that settle in shares, and 3,200,998 strategic performance shares, which are reported at the maximum 200% payout rate. Also includes 919,158 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan and 26,304 shares of common stock underlying stock option awards granted under the NewQuest Holdings, Inc. 2005 Stock Option Plan, each of which was approved by the applicable company's shareholders before Cigna's acquisition of HealthSpring in January 2012.

(2)

The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $16.79. Excluding these assumed options results in a weighted-average exercise price of $38.59.

(3)

Includes 399,038 shares of common stock available as of the close of business December 31, 2012 for future issuance under the Cigna Directors Equity Plan and 8,446,715 shares of common stock available as of the close of business on December 31, 2012 for future issuance under the Cigna Long-Term Incentive Plan as shares of restricted stock, strategic performance shares, shares in payment of dividend equivalent rights, shares in lieu of cash payable under the Company's other short- and long-term incentive compensation plans and non-tax qualified supplemental retirement benefit plans, or shares in payment of SPSs or SPUs.

The information under the captions "Stock held by Directors, Nominees and Executive Officers" and "Largest Security Holders" in Cigna's proxy statement to be dated on or about March 15, 2013 is incorporated by reference.

ITEM 13  Certain Relationships and Related Transactions

The information under the caption "Certain Transactions" in Cigna's proxy statement to be dated on or about March 15, 2013 is incorporated by reference.

ITEM 14  Principal Accounting Fees and Services

The information under the captions "Policy for the Pre-Approval of Audit and Non-Audit Services" and "Fees to Independent Registered Public Accounting Firm" in Cigna's proxy statement to be dated on or about March 15, 2013 is incorporated by reference.

CIGNA CORPORATION - 2012 Form 10-K    131

Back to Contents

PART IV

ITEM 15  Exhibits and Financial Statement Schedules

(a)
(1)  The following Financial Statements appear on pages 64 through 126:

          Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010.

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

          Consolidated Balance Sheets as of December 31, 2012 and 2011.

  Consolidated Statements of Changes in Total Equity for the years ended December 31, 2012, 2011 and 2010.

  Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

  Notes to the Consolidated Financial Statements.

  Report of Independent Registered Public Accounting Firm.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

132    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 28, 2013
By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2013.

Signature	Title

/s/ David M. Cordani	Chief Executive Officer and Director (Principal Executive Officer)

David M. Cordani
/s/ Ralph J. Nicoletti	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Ralph J. Nicoletti
/s/ Mary T. Hoeltzel	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Mary T. Hoeltzel
/s/ Eric J. Foss	Director

Eric J. Foss
/s/ Isaiah Harris, Jr.	Chairman of the Board

Isaiah Harris, Jr.
/s/ Jane E. Henney, M.D.	Director

Jane E. Henney, M.D.
/s/ Roman Martinez IV	Director

Roman Martinez IV
/s/ John M. Partridge	Director

John M. Partridge
/s/ James E. Rogers	Director

James E. Rogers
/s/ Joseph P. Sullivan	Director

Joseph P. Sullivan
/s/ Eric C. Wiseman	Director

Eric C. Wiseman
/s/ Donna F. Zarcone	Director

Donna F. Zarcone
/s/ William D. Zollars	Director

William D. Zollars

CIGNA CORPORATION - 2012 Form 10-K    133

Back to Contents

INDEX TO FINANCIAL STATEMENT SCHEDULES
ITEM 15 Exhibits and Financial Statement Schedules

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2012 Form 10-K    FS-1

Back to Contents

PART IV
ITEM 15 Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2013 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the consolidated financial statements, as of January 1, 2012, the Company retrospectively adopted a new accounting standard that amends the accounting for costs incurred by insurance companies that can be capitalized in connection with acquiring or renewing insurance contracts.

As described in Management's Annual Report on Internal Control over Financial Reporting, management has excluded Great American Supplemental Benefits Group from its assessment of internal control over financial reporting as of December 31, 2012 because it was acquired by the Company in a purchase business combination during the year ended December 31, 2012. We have also excluded Great American Supplemental Benefits Group from our audit of internal control over financial reporting. Great American Supplemental Benefits Group's total assets acquired represent approximately 2% of consolidated total assets as of December 31, 2012; total revenues acquired represent less than 1% of consolidated total revenues for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 28, 2013

FS-2    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule I – Summary of Investments – Other Than Investments in Related Parties
December 31, 2012

Type of Investment (In millions)	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$509	$902	$902
States, municipalities and political subdivisions	2,169	2,437	2,437
Foreign governments	1,197	1,322	1,322
Public utilities	102	106	106
All other corporate bonds	10,466	11,752	11,752
Asset backed securities:
United States government agencies mortgage-backed	121	122	122
Other mortgage-backed	82	89	89
Other asset-backed	798	937	937
Redeemable preferred stocks	37	38	38

TOTAL FIXED MATURITIES	15,481	17,705	17,705

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	28	33	33
Non redeemable preferred stocks	93	78	78

TOTAL EQUITY SECURITIES	121	111	111

Commercial mortgage loans on real estate	2,851		2,851
Policy loans	1,501		1,501
Real estate investments	83		83
Other long-term investments	1,213		1,255
Short-term investments	154		154

TOTAL INVESTMENTS	$21,404		$23,660

CIGNA CORPORATION - 2012 Form 10-K    FS-3

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation – (Registrant)

Statements of Income

	For the year ended December 31,
(in millions)	2012	2011	2010

Operating expenses:
Interest	$262	$195	$176
Intercompany interest	-	19	26
Other	190	92	129

TOTAL OPERATING EXPENSES	452	306	331

Loss before income taxes	(452)	(306)	(331)
Income tax benefit	(143)	(107)	(106)

Loss of parent company	(309)	(199)	(225)
Equity in income of subsidiaries	1,932	1,459	1,504

SHAREHOLDERS' NET INCOME	1,623	1,260	1,279

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	144	210	151
Equity securities	3	(2)	(1)

Net unrealized appreciation on securities	147	208	150
Net unrealized appreciation (depreciation), derivatives	(5)	1	6
Net translation of foreign currencies	66	(22)	33
Postretirement benefits liability adjustment	(92)	(360)	(189)

Shareholders' other comprehensive income (loss)	116	(173)	-

SHAREHOLDERS' COMPREHENSIVE INCOME	$1,739	$1,087	$1,279

See Notes to Financial Statements on the following pages.

FS-4    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,
(In millions)	2012		2011

ASSETS:
Cash and cash equivalents		$115		$–
Investments in subsidiaries		16,125		14,606
Intercompany		37		29
Other assets		729		793

TOTAL ASSETS		$17,006		$15,428

LIABILITIES:
Intercompany		$289		$489
Short-term debt		200		100
Long-term debt		4,870		4,869
Other liabilities		1,878		1,976

TOTAL LIABILITIES		7,237		7,434

SHAREHOLDERS' EQUITY:
Common stock (shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,295		3,188
Net unrealized appreciation – fixed maturities	$883		$739
Net unrealized appreciation – equity securities	4		1
Net unrealized depreciation – derivatives	(28)		(23)
Net translation of foreign currencies	69		3
Postretirement benefits liability adjustment	(1,599)		(1,507)

Accumulated other comprehensive loss		(671)		(787)
Retained earnings		12,330		10,787
Less treasury stock, at cost		(5,277)		(5,286)

TOTAL SHAREHOLDERS' EQUITY		9,769		7,994

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$17,006		$15,428

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2012 Form 10-K    FS-5

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

 Statements of Cash Flows

	For the year ended December 31,
(in millions)	2012	2011	2010

Cash Flows from Operating Activities:
Shareholders' Net Income	$1,623	$1,260	$1,279
Adjustments to reconcile shareholders' net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,932)	(1,459)	(1,504)
Dividends received from subsidiaries	671	1,135	1,050
Other liabilities	(213)	(296)	(294)
Other, net	191	(92)	158

Net cash provided by operating activities	340	548	689

Cash Flows from Investing Activities:
Other, net	(19)	-	-

Net cash used in investing activities	(19)	-	-
Cash Flows from Financing Activities:
Net change in intercompany debt	(208)	(3,258)	(816)
Net change in short-term debt	100	-	-
Net proceeds on issuance of long-term debt	-	2,661	543
Repayment of long-term debt	-	(449)	(268)
Issuance of common stock	121	734	64
Common dividends paid	(11)	(11)	(11)
Repurchase of common stock	(208)	(225)	(201)

Net cash used in financing activities	(206)	(548)	(689)
Net increase in cash and cash equivalents	115	-	-

Cash and cash equivalents, end of year	$115	$-	$-

See Notes to Financial Statements on the following pages.

FS-6    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

 Notes to Condensed Financial Statements

The accompanying condensed financial statements' prior periods have been updated to reflect the changes resulting from the retrospective adoption of amended accounting guidance for deferred policy acquisition costs effective January 1, 2012. See Note 2 to the Consolidated Financial Statements within this Form 10-K for additional information. These statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in this Form 10-K.

Note 1 – For purposes of these condensed financial statements, Cigna Corporation's (the Company) wholly owned and majority owned subsidiaries are recorded using the equity basis of accounting. Certain reclassifications have been made to prior years' amounts to conform to the 2012 presentation.

Note 2 – Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2012	December 31, 2011

Short-term:
Commercial Paper	$200	$100

TOTAL SHORT-TERM DEBT	$200	$100

Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	299	298
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750

TOTAL LONG-TERM DEBT	$4,870	$4,869

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement includes certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2012, the Company had $5.3 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $66 million issued as of December 31, 2012.

On November 10, 2011, the Company issued $2.1 billion of long-term debt as follows: $600 million of 5-Year Notes due November 15, 2016 at a stated interest rate of 2.75% ($600 million, net of discount, with an effective interest rate of 2.936% per year), $750 million of 10-Year Notes due February 15, 2022 at a stated interest rate of 4% ($743 million, net of discount, with an effective interest rate of 4.346% per year) and $750 million of 30-Year Notes due February 15, 2042 at a stated interest rate of 5.375% ($750 million, net of discount, with an effective interest rate of 5.542% per year). Interest is payable on May 15 and November 15 of each year beginning May 15, 2012 for the 5-Year Notes and February 15 and August 15 of each year beginning February 15, 2012 for the 10-Year and 30-Year Notes. The proceeds of this debt were used to reduce the intercompany payable balance with Cigna

CIGNA CORPORATION - 2012 Form 10-K    FS-7

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Holdings and ultimately used to fund the HealthSpring acquisition in 2012.

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

Maturities of debt are as follows (in millions): none in 2013, 2014, 2015, $600 in 2016, $250 in 2017 and the remainder in years after 2017. Interest expense on long-term and short-term debt was $262 million in 2012, $195 million in 2011, and $176 million in 2010. Interest paid on long-term and short-term debt was $242 million in 2012, $179 million in 2011, and $175 million in 2010.

Note 3 – Intercompany liabilities consist primarily of loans payable to Cigna Holdings, Inc. of $ 289 million as of December 31, 2012 and $489 million as of December 31, 2011. The proceeds of the debt issuance in November 2011 of $2.1 billion (see Note 2) and the equity issuance of $629 million (see Note 5) were used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in 2012. Interest was accrued at an average monthly rate of 0.71% for 2012 and 0.63% for 2011.

Note 4 – As of December 31, 2012, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•

The Company has arranged for bank letters of credit in the amount of $3 million to provide collateral in support of its indirect wholly owned subsidiaries.

•

Various indirect, wholly-owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2012 was $28 million.

•

The Company is obligated under a $12 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•

The Company also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly-owned medical HMOs in several states.

•

The Company has arranged a $50 million letter of credit in support of Cigna Europe Insurance Company, an indirect wholly-owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. Cigna Europe Insurance Company is the holder of the letters of credit.

•

The Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company's reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2012, the reserve was $43 million.

In 2012, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company's results of operations, liquidity or financial condition.

Note 5 – On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds were $650 million ($629 million net of underwriting discount and fees) and used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in January 2012.

FS-8    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

Segment (In millions)	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims	Unearned premiums and fees

Year Ended December 31, 2012:
Global Health Care	$19	$175	$1,856	$111
Group Disability and Life	1	1,599	3,482	26
Global Supplemental Benefits	1,113	2,227	306	388
Run-off Reinsurance	-	1,094	153	-
Other Operations	65	12,678	142	24
Corporate	-	-	(21)	-

TOTAL	$1,198	$17,773	$5,918	$549

Year Ended December 31, 2011:
Global Health Care	$19	$170	$1,443	$103
Group Disability and Life	1	1,572	3,228	26
Global Supplemental Benefits	729	1,255	177	346
Run-off Reinsurance	-	1,172	240	-
Other Operations	68	12,977	160	27
Corporate	-	-	(7)	-

TOTAL	$817	$17,146	$5,241	$502

Year Ended December 31, 2010:
Global Health Care	$22	$178	$1,555	$87
Group Disability and Life	2	1,464	3,201	27
Global Supplemental Benefits	609	1,085	112	271
Run-off Reinsurance	-	1,139	244	-
Other Operations	68	12,790	159	31
Corporate	-	-	(8)	-

TOTAL	$701	$16,656	$5,263	$416

CIGNA CORPORATION - 2012 Form 10-K    FS-9

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

	Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

Year Ended December 31, 2012:
Global Health Care	$20,973	$259	$14,228	$68	$6,573
Group Disability and Life	3,109	300	2,290	3	721
Global Supplemental Benefits	1,984	90	1,005	141	770
Run-off Reinsurance	21	102	16	-	(12)
Other Operations	100	388	361	6	51
Corporate	-	5	-	-	421

TOTAL	$26,187	$1,144	$17,900	$218	$8,524

Year Ended December 31, 2011:
Global Health Care	$14,443	$263	$9,125	$139	$5,404
Group Disability and Life	2,857	291	2,086	4	650
Global Supplemental Benefits	1,528	83	754	110	628
Run-off Reinsurance	24	103	140	-	265
Other Operations	114	400	385	6	60
Corporate	-	6	-	-	233

TOTAL	$18,966	$1,146	$12,490	$259	$7,240

Year Ended December 31, 2010:
Global Health Care	$14,134	$230	$9,222	$155	$5,216
Group Disability and Life	2,770	287	2,035	6	707
Global Supplemental Benefits	1,231	69	603	84	505
Run-off Reinsurance	25	114	(22)	-	113
Other Operations	114	404	395	6	53
Corporate	-	1	-	-	248

TOTAL	$18,274	$1,105	$12,233	$251	$6,842

Effective December 31, 2012, Cigna changed its reporting segments. Prior period information has been conformed to the current reporting segments. Prior periods for certain information in this Schedule III (Deferred policy acquisition costs, Amortization of deferred policy acquisition costs, and Other operating expenses) have been updated to reflect changes resulting from the retrospective adoption of amended accounting guidance for deferred policy acquisition costs effective January 1, 2012. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for additional information.

(1)
Amounts presented are shown net of the effects of reinsurance. See Note 8 to the Consolidated Financial Statements included in this Form 10-K.
(2)
The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.
(3)
Benefit expenses include Global Health Care medical claims expense and other benefit expenses.
(4)
Other operating expenses include mail order pharmacy cost of goods sold, GMIB fair value (gain) loss and other operating expenses, and excludes amortization of deferred policy acquisition expenses.

FS-10    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule IV – Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2012:
Life insurance in force	$710,140	$52,435	$8,168	$665,873	1.2%

Premiums and fees:
Life insurance and annuities	$2,025	$268	$29	$1,786	1.6%
Accident and health insurance	24,163	201	439	24,401	1.8%

TOTAL	$26,188	$469	$468	$26,187	1.8%

Year Ended December 31, 2011:
Life insurance in force	$606,587	$53,088	$9,163	$562,662	1.6%

Premiums and fees:
Life insurance and annuities	$1,990	$280	$40	$1,750	2.3%
Accident and health insurance	17,229	167	154	17,216	0.9%

TOTAL	$19,219	$447	$194	$18,966	1.0%

Year Ended December 31, 2010:
Life insurance in force	$566,841	$44,335	$9,734	$532,240	1.8%

Premiums and fees:
Life insurance and annuities	$2,026	$264	$107	$1,869	5.7%
Accident and health insurance	16,153	173	425	16,405	2.6%

TOTAL	$18,179	$437	$532	$18,274	2.9%

CIGNA CORPORATION - 2012 Form 10-K    FS-11

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule V – Valuation and Qualifying Accounts and Reserves

Description (in millions)	Balance at beginning of period(4)	Charged (Credited) to costs and expenses(1)	Charged (Credited) to other accounts(2)		Other deductions -describe(3)	Balance at end of period

2012:
Investment asset valuation reserves: Commercial mortgage loans	$19	$10	$		$(22)	$7
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$45	$4		$1	$1	$51
Deferred tax asset valuation allowance	$45	$4		$(7)	$-	$42
Reinsurance recoverables	$5	$(1)		$-	$-	$4
2011:
Investment asset valuation reserves: Commercial mortgage loans	$12	$16		$-	$(9)	$19
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$49	$4		$(1)	$(7)	$45
Deferred tax asset valuation allowance	$26	$4		$15	$-	$45
Reinsurance recoverables	$10	$(5)		$-	$-	$5
2010:
Investment asset valuation reserves: Commercial mortgage loans	$17	$24		$-	$(29)	$12
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$43	$11		$-	$(5)	$49
Deferred tax asset valuation allowance	$117	$(91)		$-	$-	$26
Reinsurance recoverables	$15	$(5)		$-	$-	$10

Prior periods for the deferred tax valuation allowance were updated to reflect changes resulting from the retrospective adoption of amended accounting guidance for deferred policy acquisition costs effective January 1, 2012. See Note 2 to the Consolidated Financial Statements in the Form 10-K for additional information.

(1)

2010 amount for deferred tax asset valuation allowance primarily reflects the resolution of a federal tax matter. See Note 20 to the Consolidated Financial Statements.

(2)

2011 increase to deferred tax asset valuation allowance reflects effects of the acquisition of First Assist in November 2011.

(3)

Amounts for commercial mortgage loans primarily reflects charge-offs upon sales and repayments, as well as transfers to foreclosed real estate. 2012 amount also includes restructures reclassified to Other Long-term Investments.

FS-12    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Index to Exhibits

Number		Description	Method of Filing

2.1		Agreement and Plan of Merger dated as of October 24, 2011 by and among Cigna Corporation, Cigna Magnolia Corp. and HealthSpring, Inc.*	Filed as Exhibit 2.1 to the registrant's Form 8-K on October 27, 2011 and incorporated herein by reference.
2.2		Voting Agreement dated as of October 24, 2011 among Cigna Corporation and Herbert A. Fritch	Filed as Exhibit 2.3 to the registrant's Form 8-K on October 27, 2011 and incorporated herein by reference.
3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2011and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 6, 2012	Filed herewith.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed herewith.
	(b)	Supplemental Indenture No. 1 dated November 11, 2006 between Cigna Corporation and U.S. Bank National Association	Filed herewith.
	(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e)	Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.28 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2012	Filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed herewith.
10.5		Cigna Corporation Directors Equity Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Compensation Program for Independent Vice Chairman/Chairman of the Board of Directors	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2009 and incorporated herein by reference.
10.7		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.8	(a)	Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.

CIGNA CORPORATION - 2012 Form 10-K    E-1

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.9		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.10		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.11		Description of Cigna Corporation Strategic Performance Share Program	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference.
10.12		Cigna Executive Incentive Plan amended and restated as of January 12, 2012	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the year ended March 31, 2012 and incorporated herein by reference.
10.13	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
10.14		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed herewith.
10.16	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.17	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.18		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.19		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.20		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with Mr. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed as Exhibit 10.21 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.22		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant and Grant Letter	Filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.23		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant and Grant Letter	Filed as Exhibit 10.27 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.24		Agreement and Release dated April 27, 2011 with Carol Ann Petren	Filed as Exhibit 99.1 to the registrant's Form 8-K filed on May 3, 2011 and incorporated herein by reference.
10.25		Ralph Nicoletti's Offer of Employment dated April 27, 2011	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 31, 2011 and incorporated herein by reference.
10.26		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.27		Agreement and Release executed December 9, 2011 with Bertram L. Scott	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on December 13, 2011 and incorporated herein by reference.
10.28		Matthew Manders' Promotion Letter dated November 18, 2011	Filed herewith.
10.29		Master Transaction Agreement, dated February 4, 2013, among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.4, 6.6 and 6.9 and Articles II, V, VII and VIII thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement, as exhibits).	Filed herewith.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

E-2    CIGNA CORPORATION - 2012 Form 10-K

Back to Contents

PART IV
ITEM 15 Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to 18 U.S.C. Section 1350	Furnished herewith.

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

CIGNA CORPORATION - 2012 Form 10-K    E-3