Form 10-Q
period 2013-03-31
CIGNA CORP
filed 2013-05-02
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 15, 2013,  285,322,450 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013	2012
Revenues
Premiums and fees	$7,314	$6,107
Net investment income	287	288
Mail order pharmacy revenues	425	386
Other revenues	18	(40)
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	-	(3)
Other realized investment gains	139	16
Total realized investment gains	139	13
Total revenues	8,183	6,754
Benefits and Expenses
Global Health Care medical claims expense	4,047	3,316
Other benefit expenses	1,862	825
Mail order pharmacy cost of goods sold	344	321
GMIB fair value (gain)	-	(67)
Other operating expenses	1,856	1,807
Total benefits and expenses	8,109	6,202
Income before Income Taxes	74	552
Income taxes (benefits):
Current	(101)	135
Deferred	116	46
Total income taxes	15	181
Net Income	59	371
Less: Net Income Attributable to Redeemable Noncontrolling Interest	2	-
Shareholders’ Net Income	$57	$371
Shareholders’ Net Income Per Share:
Basic	$0.20	$1.30
Diluted	$0.20	$1.28
Dividends Declared Per Share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2013	2012
Shareholders’ net income	$57	$371
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	(72)	23
Equity securities	2	1
Net unrealized appreciation (depreciation), on securities	(70)	24
Net unrealized appreciation (depreciation), derivatives	3	(5)
Net translation of foreign currencies	(58)	35
Postretirement benefits liability adjustment	40	11
Shareholders’ other comprehensive income (loss)	(85)	65
Shareholders’ comprehensive income (loss)	(28)	436
Comprehensive income (loss) attributable to noncontrolling interest:
Net income attributable to redeemable noncontrolling interest	2	-
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(3)	-
Total comprehensive income (loss)	$(29)	$436

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	March 31, 2013		December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $14,531; $15,481)		$16,600		$17,705
Equity securities, at fair value (cost, $137; $121)		131		111
Commercial mortgage loans		2,811		2,851
Policy loans		1,504		1,501
Real estate		82		83
Other long-term investments		1,249		1,255
Short-term investments		122		154
Total investments		22,499		23,660
Cash and cash equivalents		3,306		2,978
Accrued investment income		277		258
Premiums, accounts and notes receivable, net		1,943		1,777
Reinsurance recoverables		7,514		6,256
Deferred policy acquisition costs		1,221		1,198
Property and equipment		1,109		1,120
Deferred income taxes, net		284		374
Goodwill		5,990		6,001
Other assets, including other intangibles		2,846		2,355
Separate account assets		7,950		7,757
Total assets		$54,939		$53,734
Liabilities
Contractholder deposit funds		$8,512		$8,508
Future policy benefits		9,538		9,265
Unpaid claims and claim expenses		4,218		4,062
Global Health Care medical claims payable		2,000		1,856
Unearned premiums and fees		577		549
Total insurance and contractholder liabilities		24,845		24,240
Accounts payable, accrued expenses and other liabilities		6,976		6,667
Short-term debt		400		201
Long-term debt		4,995		4,986
Separate account liabilities		7,950		7,757
Total liabilities		45,166		43,851
Contingencies — Note 17
Redeemable noncontrolling interest		113		114
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,305		3,295
Net unrealized appreciation, fixed maturities	$811		$883
Net unrealized appreciation, equity securities	6		4
Net unrealized depreciation, derivatives	(25)		(28)
Net translation of foreign currencies	11		69
Postretirement benefits liability adjustment	(1,559)		(1,599)
Accumulated other comprehensive loss		(756)		(671)
Retained earnings		12,328		12,330
Less treasury stock, at cost		(5,309)		(5,277)
Total shareholders’ equity		9,660		9,769
Total liabilities and equity		$54,939		$53,734
Shareholders’ Equity Per Share		$33.79		$34.18

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other				Redeemable
For the three months ended March 31, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling
(In millions, except per share amounts)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest

Balance at January 1, 2013	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$114
Effect of issuing stock for employee benefit plans		10		(48)	65	27
Other comprehensive loss			(85)			(85)	(3)
Net income				57		57	2
Common dividends declared (per share: $0.04)				(11)		(11)
Repurchase of common stock					(97)	(97)
Balance at March 31, 2013	$92	$3,305	$(756)	$12,328	$(5,309)	$9,660	$113

For the three months ended March 31, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2012	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994	$
Effect of issuing stock for employee benefit plans		80		(24)	86	142
Other comprehensive income			65			65
Net income				371		371
Common dividends declared (per share: $0.04)				(11)		(11)
Repurchase of common stock						-
Balance at March 31, 2012	$92	$3,268	$(722)	$11,123	$(5,200)	$8,561	$

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$59	$371
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	150	126
Realized investment gains	(139)	(13)
Deferred income taxes	116	46
Gains on sale of businesses	(4)	(5)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(158)	(215)
Reinsurance recoverables	328	(30)
Deferred policy acquisition costs	(82)	(47)
Other assets	103	155
Insurance liabilities	750	637
Accounts payable, accrued expenses and other liabilities	(328)	(166)
Current income taxes	(110)	105
Cash used to effectively exit run-off reinsurance business	(1,475)	-
Other, net	(15)	(23)
Net cash (used in) / provided by operating activities	(805)	941
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	958	221
Equity securities	3	-
Commercial mortgage loans	46	165
Other (primarily short-term and other long-term investments)	221	300
Investment maturities and repayments:
Fixed maturities	386	317
Equity securities	9	-
Commercial mortgage loans	9	36
Investments purchased:
Fixed maturities	(383)	(831)
Equity securities	(27)	-
Commercial mortgage loans	(15)	(180)
Other (primarily short-term and other long-term investments)	(121)	(167)
Property and equipment purchases	(84)	(81)
Acquisitions and dispositions, net of cash acquired	(40)	(3,199)
Net cash provided by / (used in) investing activities	962	(3,419)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	363	261
Withdrawals and benefit payments from contractholder deposit funds	(332)	(231)
Change in cash overdraft position	(3)	22
Net change in short-term debt	198	123
Repayment of long-term debt	-	(326)
Repurchase of common stock	(77)	-
Issuance of common stock	36	45
Net cash provided by / (used in) financing activities	185	(106)
Effect of foreign currency rate changes on cash and cash equivalents	(14)	5
Net increase / (decrease) in cash and cash equivalents	328	(2,579)
Cash and cash equivalents, January 1,	2,978	4,690
Cash and cash equivalents, March 31,	$3,306	$2,111
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$12	$22
Interest paid	$70	$54

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Cigna Corporation was incorporated in the State of Delaware in 1981. Various businesses that are described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”) are conducted by its insurance and other subsidiaries.  As used in this document, “Cigna”, the “Company”, “we” and  “our” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.  The Consolidated Financial Statements include the accounts of Cigna Corporation and its significant subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes in the Company’s 2012 Form 10-K.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. Certain reclassifications have been made to prior period amounts to conform to the current presentation.  In particular, as a result of the changes in segment reporting discussed further in Note 16, benefits expense amounts previously reported in Other Benefits Expense for the international health care business have been reclassified to Global Health Care Medical Claims Expense in the Consolidated Statement of Income for the three months ended March 31, 2012.

Note 2 — Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”) (Accounting Standards Update (“ASU”) 2013-02).   Effective January 1, 2013, the Company adopted the Financial Accounting Standards Board’s (“FASB”) updated guidance on the reporting of items of AOCI reclassified to net income.  The updated guidance requires disclosures of the effect of items reclassified out of AOCI into net income on each individual line item in the statement of income.  See Note 14 for the Company’s updated disclosures.

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The FASB’s new requirements to disclose information on both a gross and net basis for certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with specific criteria or subject to a master netting or similar arrangement became effective January 1, 2013.   There were no effects to the Company’s financial statements because no transactions or arrangements were subject to these new disclosure requirements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06).  In 2011, the FASB issued accounting guidance for the health insurance industry assessment  (the “fee”) mandated by the Patient Protection and Affordable Care Act of 2010 (“Health Care Reform”).  The fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted in future periods.  Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided.  A corresponding deferred cost will be recorded and amortized over the calendar year.  The amount of the fees is expected to be material, although the Company is unable to estimate the impact of these fees on shareholders’ net income and the effective tax rate.

Note 3  — Acquisitions and Dispositions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business.  For further information on the effective exit from the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) business, see Note 6. Other significant transactions are described below.

A. Joint Venture Agreement with Finansbank

On November 9, 2012, the Company acquired 51% of the total shares of Finans Emeklilik ve Hayat A.S. (“Finans Emeklilik”), a Turkish insurance company, from Finansbank A.S. (“Finansbank”), a Turkish retail bank, for a cash purchase price of approximately $116 million. Finansbank continues to hold 49% of the total shares. Finans Emeklilik operates in life insurance, accident insurance and pension product markets. The acquisition provides Cigna opportunities to reach and serve the growing middle class market in Turkey through Finansbank’s network of retail banking branches.

In accordance with GAAP, the total purchase price, including the redeemable noncontrolling interest of $111 million, has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair value. Accordingly, approximately $113 million was allocated to identifiable intangible assets, primarily a distribution relationship and the value of business acquired (“VOBA”) that represents the present value of the estimated net cash flows from the long duration contracts in force, with the remaining $116 million recorded as goodwill.  The identifiable intangible assets will be amortized over an estimated useful life of approximately 10 years.   Goodwill has been allocated to the Global Supplemental Benefits segment and is not deductible for federal income tax purposes.

The redeemable noncontrolling interest is classified as temporary equity in the Company’s Consolidated Balance Sheet because Finansbank has the right to require the Company to purchase its 49% interest for the value of its net assets and the inforce business in 15 years.

The condensed balance sheet at the acquisition date was as follows:

(In millions)
Investments	$23
Cash and cash equivalents	54
Value of business acquired (reported in Deferred policy acquisition costs in the Consolidated Balance Sheet)	26
Goodwill	116
Separate account assets	99
Other assets, including other intangibles	98
Total assets acquired	416
Insurance liabilities	58
Accounts payable, accrued expenses and other liabilities	32
Separate account liabilities	99
Total liabilities acquired	189
Redeemable noncontrolling interest	111
Net assets acquired	$116

The results of Finans Emeklilik have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months ended March 31, 2012.

B. Acquisition of Great American Supplemental Benefits Group

On August 31, 2012, the Company acquired Great American Supplemental Benefits Group, one of the largest providers of supplemental health insurance products in the U.S. for $326 million, with cash from internal sources.  The acquisition provides the Company with an increased presence in the Medicare supplemental benefits market. It also extends the Company’s global direct-to-consumer retail channel as well as further enhances its distribution network of agents and brokers. Subsequent to the segment reporting changes in 2012, results of this business are reported in the Global Supplemental Benefits segment.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair value.  Approximately $168 million was allocated to intangible assets, primarily the VOBA asset that will be amortized in proportion to premium recognized over the life of the contracts that is estimated to be 30 years. Amortization will be higher in early years and decline as policies lapse. Goodwill has been allocated to the Global Supplemental Benefits segment.  Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

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

The results of Great American Supplemental Benefits have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months ended March 31, 2012.

C. Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion.  HealthSpring provides Medicare Advantage coverage in 15 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business.  The acquisition of HealthSpring strengthens the Company’s ability to serve individuals across their life stages as well as deepens its presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen the Company’s existing client and customer relationships, as well as facilitates a broader deployment of its range of health and wellness capabilities and product offerings. The Company funded the acquisition with internal cash resources.

Purchase price allocation. In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair values. Goodwill is not deductible for federal income tax purposes and is allocated to the Government operating segment.  The condensed balance sheet of HealthSpring at the acquisition date was as follows:

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

The results of HealthSpring have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.  Revenues of HealthSpring included in the Company’s results for the three months ended March 31, 2012 were approximately $1.0 billion.

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

Three Months Ended
(In millions, except per share amounts)	March 31, 2012
Total revenues	$7,277
Shareholders’ net income	$381
Earnings per share:
Basic	$1.33
Diluted	$1.32

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2013
Shareholders’ net income	$57		$57
Shares (in thousands):
Weighted average	283,804		283,804
Common stock equivalents		5,454	5,454
Total shares	283,804	5,454	289,258
EPS	$0.20	$-	$0.20
2012
Shareholders’ net income	$371		$371
Shares (in thousands):
Weighted average	285,159		285,159
Common stock equivalents		3,840	3,840
Total shares	285,159	3,840	288,999
EPS	$1.30	$(0.02)	$1.28

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive) as their exercise price was greater than the average share price of the Company’s common stock for the period.

	Three Months Ended
	March 31,
(In millions)	2013	2012
Antidilutive options	-	3.8

The Company held 80,302,892 shares of common stock in Treasury as of March 31, 2013, and 77,847,260 shares as of March 31, 2012.

Note 5 — Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process), and other medical expenses payable that is primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities. The liability for incurred but not yet reported claims is the majority of the reserve balance as follows:

	March 31,	December 31,
(In millions)	2013	2012
Incurred but not yet reported	$1,717	$1,541
Reported claims in process	190	243
Physician incentives and other medical expense payable	93	72
Medical claims payable	$2,000	$1,856

Activity in medical claims payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2013	2012
Balance at January 1,	$1,856	$1,305
Less: Reinsurance and other amounts recoverable	242	249
Balance at January 1, net	1,614	1,056

Acquired net:	-	504
Incurred claims related to:
Current year	4,164	14,428
Prior years	(117)	(200)
Total incurred	4,047	14,228
Paid claims related to:
Current year	2,694	12,854
Prior years	1,162	1,320
Total paid	3,856	14,174
Ending Balance, net	1,805	1,614
Add: Reinsurance and other amounts recoverable	195	242
Ending Balance	$2,000	$1,856

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the three months ended March 31, 2013, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $117 million, or 0.8% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $47 million, or 0.3% of the favorability while actual medical cost trend resulted in the remaining $70 million, or 0.5%.

For the year ended December 31, 2012, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $200 million, or 2.2% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors accounted for $91 million, or 1.0% of favorability while actual medical cost trend resulted in the remaining $109 million, or 1.2%.

The impact of prior year development on shareholders’ net income was $48 million for the three months ended March 31, 2013 compared with $41 million for the three months ended March 31, 2012.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services, as well as the impact of the medical loss ratio (MLR) rebate accrual.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice that require the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders’ net income.

Second, as a result of the MLR provisions of the Patient Protection and Affordable Care Act, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company’s retrospectively experience-rated business do not always impact shareholders’ net income.  For the Company’s retrospectively experience-rated business only adjustments to medical claims payable on accounts in deficit affect shareholders’ net income. An increase or decrease to medical claims payable on accounts in deficit, in effect, accrues to the Company and directly impacts shareholders’ net income. An account is in deficit when the accumulated medical costs and administrative charges, including profit charges, exceed the accumulated premium received. Adjustments to medical claims payable on accounts in surplus generally accrue directly to the policyholder with no impact on the Company’s shareholders’ net income. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Global Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2012 Form 10-K.

Note 6 — Reinsurance

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

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (Berkshire) to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments, net of retrocessional arrangements in place prior to February 4, 2013.  The reinsurance agreement is subject to an overall limit of approximately $3.8 billion plus future premiums collected under the contracts being reinsured that will be paid to Berkshire.  The Company estimates that these future premium amounts will be from $0.1 to $0.3 billion and, accordingly, expects future claims of approximately $4 billion to be covered by the agreement.

This transaction resulted in an after-tax charge to shareholders’ net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows:  $727 million in other benefits expense; $45 million in GMIB fair value (gain) loss; and $9 million in other operating expenses). The reinsurance premium due to Berkshire under the agreement was $2.2 billion, of which $1.5 billion was paid through March 31, 2013.  The unpaid premium of $0.7 billion as of March 31, 2013 is included in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet and was paid on April 18, 2013.  The reinsurance premium was funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

Recoverables for GMDB and GMIB Business

The Company had reinsurance recoverables related to the GMDB business of approximately $1.4 billion and GMIB assets of $1.1 billion as of March 31, 2013. Approximately 80% of the combined GMDB recoverables and GMIB assets of $2.5 billion are secured by assets in trust, letters of credit, or funds withheld or are not subject to collection risk.  Approximately $1.8 billion of the combined GMDB recoverables and GMIB assets relate to the February 4, 2013 reinsurance arrangement with Berkshire, including $0.7 billion for the cost of reinsurance (excess of premium over recorded reserves).

The following disclosures for the reinsured GMDB and GMIB business provide further context to prior year results as well as activity in the assets and liabilities including the impacts of the reinsurance transaction.

GMDB

The Company has historically estimated its liabilities for assumed and ceded GMDB exposures with an internal model using many scenarios and based on assumptions regarding lapse, future partial surrenders, claim mortality (deaths that result in claims), interest rates (mean investment performance and discount rate) and volatility.  These assumptions are based on the Company’s experience and future expectations over an extended period, consistent with the long-term nature of this product.

In 2000, the Company determined that the GMDB reinsurance business was premium deficient because the recorded future policy benefit reserve was less than the expected present value of future claims and expenses less the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience.  The Company tests for premium deficiency by reviewing its reserve each quarter using current market conditions and its long-term assumptions.  Under premium deficiency accounting, if the recorded reserve is determined insufficient, an increase to the reserve is reflected as a charge to current period income. The premium attributable to GMDB from the reinsurance transaction with Berkshire was approximately $1.6 billion.  Because this premium exceeded the recorded reserve on February 4, 2013, the Company recorded a reserve strengthening of $0.7 billion ($0.5 billion after-tax) in the first quarter of 2013.  Subsequent to the reinsurance transaction on February 4, 2013, any such reserve increase will have a corresponding increase in the recorded reinsurance recoverable, provided that the increased recoverable remains within the overall limit (including the GMIB asset).

The Company’s dynamic hedge programs were discontinued during the first quarter of 2013 due to the reinsurance agreement with Berkshire.  These programs were used to reduce certain equity and interest rate exposures associated with this business. These hedge programs generated losses of $32 million for the three months ended March 31, 2013 and $87 million for the three months ended March 31, 2012 that were  included in Other Revenues.  Prior to the hedge programs being discontinued, amounts representing corresponding reductions in liabilities for GMDB contracts were included in benefits and expenses.  As a result of discontinuing the hedge programs, the growth rate assumption for the underlying equity funds was changed to use long-term historical averages, resulting in a decrease in the gross reserve liability and the offsetting reinsurance recoverable.

For the full year ended December 31, 2012, a reserve strengthening of $43 million ($27 million after-tax) was due primarily to reductions to the lapse rate assumptions, adverse interest rate impacts, and, to a lesser extent, an increase in the volatility and correlation assumptions, partially offset by favorable equity market conditions.  The adverse interest rate impacts reflect management’s consideration of the anticipated impact of continued low short-term interest rates.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2013	2012
Balance at January 1	$1,090	$1,170
Add: Unpaid claims	24	40
Less: Reinsurance and other amounts recoverable	42	53
Balance at January 1, net	1,072	1,157
Add: Incurred benefits	702	17
Less: Paid benefits (including $1,647 premium for Berkshire)	1,672	102
Ending balance, net	102	1,072
Less: Unpaid claims	23	24
Add: Reinsurance and other amounts recoverable	1,371	42
Ending balance	$1,450	$1,090

Benefits paid and incurred are net of ceded amounts.  For the three months ended March 31, 2013, incurred benefits reflect the February 4, 2013 reinsurance transaction.  The remaining retained reserve in 2013 is to cover claims retained by the Company, as well as ongoing administrative expenses.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The death benefit coverage in force for GMDB contracts assumed by the Company (and reinsured as of February 4, 2013) was $3.6 billion as of March 31, 2013 and $4 billion as of December 31, 2012.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 425,000 as of March 31, 2013 and 435,000 as of December 31, 2012). The aggregate value of the underlying mutual fund investments for these GMDB contracts, assuming no reinsurance, was $13.7 billion as of March 31, 2013 and $13.3 billion as of December 31, 2012.

GMIB

As discussed further in Note 8, because GMIB contracts are without significant life insurance risk, they are not accounted for as insurance products. Instead, the Company reports GMIB liabilities and assets as derivatives at fair value. The GMIB asset is classified in Other assets, including other intangibles and the GMIB liability is classified in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet.  Disclosures related to fair value are included in Note 8 and the derivative is further described under Note 10.

The February 4, 2013 transaction with Berkshire described above resulted in an increase in GMIB assets, representing the increased receivable from that transaction. As of March 31, 2013, GMIB assets include $0.5 billion from Berkshire.

In addition, the GMIB business had GMIB assets of $0.6 billion (classified in Other assets, including other intangibles in the Consolidated Balance Sheet) from two other retrocessionaires as of March 31, 2013.

Other Run-off

The Company’s Run-off Reinsurance operations also assumed risks related to workers’ compensation and personal accident business, and purchased retrocessional coverage to reduce the risk of loss on these contracts.  The reinsurance recoverables were $125 million as of March 31, 2013.  Of this amount, approximately 99% are secured by assets in a trust or letters of credit.

Other Reinsurance

Supplemental benefits business. The Company had reinsurance recoverables of approximately $394 million as of March 31, 2013 and $402 million as of December 31, 2012 from Great American Life Insurance Company resulting from the acquisition of Great American’s Supplemental Benefits business on August 31, 2012. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller as part of the transaction. The resulting reinsurance recoverables are secured primarily by fixed maturities with book value equal to or greater than 100% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business.  The Company had reinsurance recoverables of $1.3 billion as of March 31, 2013 and December 31, 2012 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, that was primarily in the form of a reinsurance arrangement.  The reinsurance recoverable, that is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer, is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities.  These fixed maturities are held in a trust established for the benefit of the Company.  As of March 31, 2013, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4 billion as of March 31, 2013 and December 31, 2012 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements.  The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or they will be required to fully secure the outstanding balance.  As of March 31, 2013, both companies had ratings sufficient to avoid triggering this contractual obligation.

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Global Health Care, Global Supplemental Benefits and Group Disability and Life segments as well as the non-leveraged and leveraged corporate-owned life insurance business.  Reinsurance recoverables of $346 million as of March 31, 2013 are expected to be collected from more than 80 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of March 31, 2013, the Company’s recoverables related to these segments were net of a reserve of $3 million.

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2013, based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance.  In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Ceded premiums and fees
Individual life insurance and annuity business sold	$46	$51
Other	79	66
Total	$125	$117
Reinsurance recoveries
Individual life insurance and annuity business sold	$88	$68
Other	(262)	54
Total	$(174)	$122

As noted in the GMDB section above, recoveries for the three months ended March 31, 2013 are net of the impact of a decrease in reinsurance recoverables due to a change in the growth rate assumption, resulting from the discontinuance of the hedge programs following the reinsurance transaction with Berkshire.

Note 7 — Realignment and Efficiency Plan

During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs.  Summarized below is activity in the liability for the three months ended March 31, 2013:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Less: Payments	8	1	9
Balance, March 31, 2013	$59	$3	$62

The severance costs are expected to be substantially paid in 2013.

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

The Company estimates fair values using prices from third parties or internal pricing methods.  Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value.  The internal pricing methods are performed by the Company’s investment professionals, and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors.  In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

The Company is responsible for determining fair value, as well as the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs.   The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates.  The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value.  The controls completed by the Company and third-party pricing services include reviewing to ensure that prices do not become stale and whether changes from prior valuations are reasonable or require additional review.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2013 and December 31, 2012 about the Company’s financial assets and liabilities carried at fair value.  Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

March 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$132	$715	$-	$847
State and local government	-	2,401	-	2,401
Foreign government	-	1,218	24	1,242
Corporate	-	10,422	584	11,006
Federal agency mortgage-backed	-	107	-	107
Other mortgage-backed	-	82	1	83
Other asset-backed	-	269	645	914
Total fixed maturities (1)	132	15,214	1,254	16,600
Equity securities	6	91	34	131
Subtotal	138	15,305	1,288	16,731
Short-term investments	-	122	-	122
GMIB assets (2)	-	-	1,117	1,117
Other derivative assets (3)	-	7	-	7
Total financial assets at fair value, excluding separate accounts	$138	$15,434	$2,405	$17,977
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$1,099	$1,099
Other derivative liabilities (3)	-	28	-	28
Total financial liabilities at fair value	$-	$28	$1,099	$1,127

(1)             Fixed maturities included $810 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $103 million of appreciation for securities classified in Level 3.

(2)             The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.

(3)             Other derivative assets included $6 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million of interest rate swaps not designated as accounting hedges.  Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges.  See Note 10 for additional information.

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

(2)             The GMIB assets represent retrocessional contracts in place from two external reinsurers that covered 55% of the exposures on these contracts.

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

Fixed maturities and equity securities.  Approximately 91% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

Nearly all of these instruments are valued using recent trades or pricing models.  Less than 1% of the fair value of investments classified in Level 2 represent foreign bonds that are valued, consistent with local market practice, using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes.

Short-term investments are carried at fair value, which approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2013 or December 31, 2012.  The nature and use of these other derivatives are described in Note 10.

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

Fixed maturities and equity securities.  Approximately 8% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	March 31,	December 31,
(In millions)	2013	2012
Other asset and mortgage-backed securities - valued using pricing models	$646	$598
Corporate and government fixed maturities - valued using pricing models	484	596
Corporate fixed maturities - valued at transaction price	124	123
Equity securities - valued at transaction price	34	34
Total	$1,288	$1,351

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of March 31, 2013 and December 31, 2012.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of March 31, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$632	Liquidity	60-510 (140)
		Weighting of credit spreads	110-4,830 (430)
Corporate and government fixed maturities	$331	Liquidity	75-675 (170)

As of December 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$584	Liquidity	60 - 410 (140)
		Weighting of credit spreads	50 - 4,540 (410)
Corporate and government fixed maturities	$439	Liquidity	20 - 640 (190)

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.  Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.  The tables do not include Level 3 securities where fair value and significant unobservable inputs were not developed directly by the Company, including securities using single, unadjusted non-binding broker quotes and securities valued at transaction price.  See the preceding discussion regarding the Company’s valuation processes and controls.

Guaranteed minimum income benefit contracts.  As discussed in Note 6, the Company effectively exited the GMIB business as a result of the February 4, 2013 agreement with Berkshire.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future net income is the risk of nonperformance.   This assumption reflects a market participant’s view of the risk of the Company not fulfilling its GMIB obligations (GMIB liability), or the reinsurers’ credit risk (GMIB asset).  Further details about the nonperformance risk assumption, together with other assumptions for the GMIB contracts, are discussed below.

The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments.  Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders’ account values or deposits increased at a contractual rate.  The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. The Company estimates the fair value of the assets and liabilities for GMIB contracts with an internal model run over many scenarios using assumptions, including nonperformance risk.

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the

GMIB asset to reflect a market participant’s view of the reinsurers’ credit risk, after considering collateral.  The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available.  The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral.  The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 130 basis points for the GMIB liability with a weighted average of 55 basis points and ranged from 0 to 90 basis points for the GMIB reinsurance asset with a weighted average of 30 basis points for that portion of the interest rate curve most relevant to these policies.

Other assumptions that affect the GMIB asset and liability include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse, and annuity election rates).  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities. Significant decreases in assumed lapse rates or spreads used to calculate nonperformance risk, or increases in assumed annuity election rates would result in higher fair value measurements.  A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

GMIB liabilities are reported in the Company’s Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities.  GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from three external reinsurers and are reported in the Company’s Consolidated Balance Sheets in Other assets, including other intangibles.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2013 and 2012.  These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2013 (In millions)	Fixed Maturitie & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(49)	49	-
Other	6	1	-	1
Total gains (losses) included in shareholders’ net income	6	(48)	49	1
Losses included in other comprehensive income	(1)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(5)	-	-	-
Purchases, sales and settlements:
Purchases	5	-	-	-
Sales	(12)	-	-	-
Settlements	(51)	543	22	565
Total purchases, sales and settlements	(58)	543	22	565
Transfers into/(out of) Level 3:
Transfers into Level 3	54	-	-	-
Transfers out of Level 3	(59)	-	-	-
Total transfers into/(out of) Level 3	(5)	-	-	-
Balance at March 31, 2013	$1,288	$1,117	$(1,099)	$18
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(48)	$49	$1

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended March 31, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(86)	153	67
Other	-	-	-	-
Total gains (losses) included in shareholders’ net income	-	(86)	153	67
Gains included in other comprehensive income	8	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(11)	-	-	-
Purchases, sales and settlements:
Purchases	37	-	-	-
Settlements	(3)	(9)	18	9
Total purchases, sales and settlements	34	(9)	18	9
Transfers into/(out of) Level 3:
Transfers into Level 3	73	-	-	-
Transfers out of Level 3	(34)	-	-	-
Total transfers into/(out of) Level 3	39	-	-	-
Balance at March 31, 2012	$1,072	$617	$(1,162)	$(545)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(86)	$153	$67

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended March 31, 2013 and March 31, 2012, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of March 31, 2013 and December 31, 2012 separate account assets were as follows:

March 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$247	$310	$-	$557
Non-guaranteed separate accounts (1)	1,880	4,502	1,011	7,393
Total separate account assets	$2,127	$4,812	$1,011	$7,950

(1)  As of March 31, 2013, non-guaranteed separate accounts included $3.5 billion in assets supporting the Company’s pension plans, including $960 million classified in Level 3.

December 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$245	$324	$-	$569
Non-guaranteed separate accounts (1)	1,925	4,258	1,005	7,188
Total separate account assets	$2,170	$4,582	$1,005	$7,757

(1)  As of December 31, 2012, non-guaranteed separate accounts included $3.4 billion in assets supporting the Company’s pension plans, including $956 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2013 and March 31, 2012.

	Three Months Ended March 31,
(In millions)	2013	2012
Balance at January 1	$1,005	$750
Policyholder gains (1)	7	18
Purchases, sales and settlements:
Purchases	31	184
Sales	-	-
Settlements	(30)	(11)
Total purchases, sales and settlements	1	173
Transfers into/(out of) Level 3:
Transfers into Level 3	-	3
Transfers out of Level 3	(2)	(1)
Total transfers into/(out of) Level 3	(2)	2
Balance at March 31,	$1,011	$943

(1)  Included in this amount are gains of $7 million attributable to instruments still held at March 31, 2013 and gains of $12 million attributable to instruments still held at March 31, 2012.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  During the three months ended March 31, 2013, there were no write-downs for real estate entities or commercial mortgage loans.

For the three months ended March 31, 2012, impaired mortgage loans representing less than 1% of total investments were written down to their fair values resulting in realized investment losses of $2 million after tax.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2013 and December 31, 2012.

	Classification in	March 31, 2013		December 31, 2012
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,943	$2,811	$2,999	$2,851
Contractholder deposit funds, excluding universal life products	Level 3	$1,084	$1,059	$1,082	$1,056
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,767	$4,986	$5,821	$4,986

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

Note 9 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities, but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Fixed maturities	$67	$12
Equity securities	3	4
Commercial mortgage loans	-	(3)
Real estate	-	(1)
Other investments, including derivatives	69	1
Realized investment gains before income taxes	139	13
Less income taxes	46	1
Net realized investment gains	$93	$12

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Credit-related (1)	$-	$(5)
Other	-	(1)
Total	$-	$(6)

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

	As of March 31,	As of December 31,
(In millions)	2013	2012
Included in fixed maturities:
Trading securities (amortized cost: $1; $1)	$1	$1
Hybrid securities (amortized cost: $15; $15)	15	15
Total	$16	$16
Included in equity securities:
Hybrid securities (amortized cost: $76; $84)	$63	$70

The following information about fixed maturities excludes trading and hybrid securities.  The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2013:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,149	$1,169
Due after one year through five years	5,042	5,472
Due after five years through ten years	4,695	5,319
Due after ten years	2,666	3,520
Mortgage and other asset-backed securities	963	1,104
Total	$14,515	$16,584

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.  Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $16 million at March 31, 2013 and December 31, 2012) by type of issuer is shown below.

	March 31, 2013
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
Federal government and agency	$482	$365	$-	$847
State and local government	2,148	254	(1)	2,401
Foreign government	1,125	118	(1)	1,242
Corporate	9,797	1,212	(18)	10,991
Federal agency mortgage-backed	106	1	-	107
Other mortgage-backed	77	10	(4)	83
Other asset-backed	780	135	(2)	913
Total	$14,515	$2,095	$(26)	$16,584

(In millions)	December 31, 2012
Federal government and agency	$509	$393	$-	$902
State and local government	2,169	270	(2)	2,437
Foreign government	1,197	126	(1)	1,322
Corporate	10,590	1,308	(17)	11,881
Federal agency mortgage-backed	121	1	-	122
Other mortgage-backed	82	11	(4)	89
Other asset-backed	797	145	(6)	936
Total	$15,465	$2,254	$(30)	$17,689

The above table includes investments with a fair value of $3 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $816 million and gross unrealized depreciation of $6 million at March 31, 2013.  Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2012, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $883 million and gross unrealized depreciation of $8 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Proceeds from sales	$961	$221
Gross gains on sales	$60	$15
Gross losses on sales	$2	$-

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

Excluding trading and hybrid securities, as of March 31, 2013, fixed maturities with a decline in fair value from amortized cost (primarily corporate, and other asset and mortgage-backed securities) were as follows, including the length of time of such decline:

		Amortized	Unrealized	Number
(In millions)	Fair Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$454	$461	$(7)	168
Below investment grade	$117	$118	$(1)	88
More than one year:
Investment grade	$183	$194	$(11)	59
Below investment grade	$28	$35	$(7)	12

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of March 31, 2013.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$295	$7	$-	$50	$-	$352
50% to 59%	589	104	25	52	-	770
60% to 69%	576	74	-	66	-	716
70% to 79%	116	142	132	22	16	428
80% to 89%	100	42	130	-	58	330
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	17	66	113
Total	$1,690	$399	$317	$207	$198	$2,811

	December 31, 2012
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$297	$8	$-	$50	$-	$355
50% to 59%	614	104	25	52	-	795
60% to 69%	562	75	-	66	-	703
70% to 79%	194	143	132	4	16	489
80% to 89%	45	42	131	18	58	294
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	17	66	113
Total	$1,726	$402	$318	$207	$198	$2,851

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2012 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio remained at 65% at March 31, 2013 when compared to December 31, 2012.   The portfolio’s average debt service coverage ratio was estimated to be 1.55 at March 31, 2013, an insignificant decrease from 1.56 at December 31, 2012.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower’s request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million.  The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as an other long-term investment.  This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted.  No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan.  Following the restructuring, the $100 million note was paid down by $46 million with the remaining $54 million note reclassified to good standing based on an improved quality rating due to significant improvements in its loan-to-value and debt service coverage ratios resulting from the annual loan review.

Other loans were modified during the three months ended March 31, 2013 and the twelve months ended December 31, 2012, but were not considered troubled debt restructures.  The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $215 million at both March 31, 2013 and December 31, 2012.  At March 31, 2013 and December 31, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans, with no significant concentration by property type.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	March 31, 2013			December 31, 2012
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$72	$(7)	$65	$72	$(7)	$65
Impaired commercial mortgage loans with no valuation reserves	60	-	60	60	-	60
Total	$132	$(7)	$125	$132	$(7)	$125

The average recorded investment in impaired loans was $132 million at March 31, 2013 and $201 million at March 31, 2012.  The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the three months ended March 31, 2013 or 2012.  Interest income on impaired commercial mortgage loans was not significant for the three months ended March 31, 2013 or 2012.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2013	2012
Reserve balance, January 1,	$7	$19
Increase in valuation reserves	-	3
Transfers to other long-term investments	-	(16)
Reserve balance, March 31,	$7	$6

Short-term investments and cash equivalents.   Short-term investments and cash equivalents include corporate securities of $1.9 billion, federal government securities of $189 million and money market funds of $67 million as of March 31, 2013.   The Company’s short-term investments and cash equivalents as of December 31, 2012 included corporate securities of $1.1 billion, federal government securities of $167 million and money market funds of $217 million.

Note 10 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities.  The Company has written and purchased reinsurance contracts under its Run-off Reinsurance segment that are accounted for as free standing derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its Run-off Reinsurance segment until February 4, 2013 (for further information, see Note 6). See Note 2 to the Financial Statements contained in the Company’s 2012 Form 10-K for information on the Company’s accounting policy for derivative financial instruments.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of March 31, 2013 or December 31, 2012.

Derivative instruments used in the Company’s investment risk management.

Derivative financial instruments are used by the Company as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.

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

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to 8 years.  Net interest cash flows are reported in operating activities.

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	March 31, 2013	December 31, 2012
Interest rate swaps	$50	$58
Foreign currency swaps	133	133
Combination interest rate and foreign currency swaps	64	64
Total	$247	$255

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of	As of	As of	As of	For the three months ended
	March 31,	December 31,	March 31,	December 31,	March 31,
Instrument	2013	2012	2013	2012	2013	2012
Interest rate swaps	$3	$4	$-	$-	$(1)	$-
Foreign currency swaps	3	1	14	18	4	(3)
Combination interest rate and foreign currency swaps	-	-	14	13	(1)	(1)
Total	$6	$5	$28	$31	$2	$(4)

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months ended March 31, 2013 and 2012, the gains (losses) reclassified from accumulated other comprehensive income into net income were not material.  No gains (losses) were recognized due to hedge ineffectiveness and no amounts were excluded from the assessment of hedge effectiveness.

Derivative instruments associated with the Company’s Run-off Reinsurance segment.

As explained in Note 6, on February 4, 2013, the Company entered into an agreement to effectively exit the GMIB and GMDB business.  As a result, the following disclosures related to derivative instruments associated with the GMIB and GMDB business are provided for context, including a description of the derivative accounting for the GMIB contracts. Cash flows on derivative instruments associated with the GMIB and GMDB business are reported in operating activities.

Guaranteed Minimum Income Benefits (GMIB)

As described further in Note 6, in 2013, the Company effectively exited the GMIB business by purchasing additional reinsurance coverage for these contracts. The fair value effects on the financial statements are included in Note 8 and the volume of activity is included in Note 17.

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

GMDB and GMIB Hedge Programs

As a result of the reinsurance agreement with Berkshire to effectively exit the GMDB and GMIB business, the GMDB and GMIB hedge programs were terminated beginning February 4, 2013.  See Note 6 for further details regarding this business.

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

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.  The Company’s maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investment reported in fixed maturities and equity securities, and its aggregate ownership interest is insignificant relative to the total principal amount issued by these entities.  The Company’s maximum exposure to loss related to the IPA arrangements is limited to the liability for incurred but not reported claims for the Company’s Medicare Advantage customers.  These liabilities are not material and are generally secured by deposits maintained by the IPAs.

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

During the first quarter of 2013, the Company announced two changes to its postretirement medical plan that the Company intends to implement as follows:

•                  Effective March 31, 2013, the Company froze active employees’ future benefit accruals.  A curtailment of benefits occurred as a result of this action because benefits for future services for active employees in the plan were eliminated.  Accordingly, during the first quarter of 2013, the Company recorded a pre-tax curtailment gain of $19 million ($12 million after-tax) in net income to recognize the remaining prior service cost.

•                  In the first quarter of 2013, the Company also announced a change in the cost sharing arrangement with retirees for pharmacy subsidy payments received from the U.S. Government effective January 1, 2014.  As a result of this plan amendment, the plan was re-measured as of March 31, 2013 resulting in a reduced other post retirement benefit obligation of $57 million.  This reduction was recorded in accumulated other comprehensive income, net of deferred taxes, resulting in an after-tax increase to shareholders’ equity of $37 million.

For the three months ended March 31, 2013, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $61 million pre-tax in the aggregate ($40 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of the plan amendment described above and normal amortization, partially offset by the effect of the curtailment.

As a result of these actions, changes in the Company’s disclosures at December 31, 2012 were as follows:

•                  The Company disclosed in Note 10 to the Consolidated Financial Statements in its 2012 Form 10-K that it expected to record pre-tax amortization of prior service costs of $9 million in 2013.  The Company had been amortizing these unrecognized gains over a weighted average remaining amortization period of approximately 2.5 years.   As a result of the plan changes announced in the first quarter, pre-tax amortization for 2013 is now expected to be $4 million.  The $57 million negative prior service cost resulting from the plan amendment is being amortized over the average life expectancy of frozen plan participants of approximately 25 years.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2013	2012	2013	2012
Service cost	$1	$1	$-	$-
Interest cost	45	49	3	4
Expected long-term return on plan assets	(68)	(67)	-	-
Amortization of:
Net loss from past experience	19	15	-	-
Prior service cost	-	-	(2)	(3)
Curtailment gain	-	-	(19)	-
Settlement loss	-	6	-	-
Net cost	$(3)	$4	$(18)	$1

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the three months ended March 31, 2013, the Company contributed $6 million that was required.  During the remainder of 2013, the Company expects to make additional contributions of $244 million.

Note 13 — Debt

Short-term and long-term debt were as follows:

	March 31,	December 31,
(In millions)	2013	2012
Short-term:
Commercial paper	$400	$200
Current maturities of long-term debt	-	1
Total short-term debt	$400	$201
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	299
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	47	38
Total long-term debt	$4,995	$4,986

As described in Note 3, the Company acquired HealthSpring on January 31, 2012.  At the acquisition date, HealthSpring had $326 million of debt outstanding.  In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition.  This repayment is reported as a financing activity in the statement of cash flows for the three months ended March 31, 2012.

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit.  This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of March 31, 2013, the Company had $5.0 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.4 billion of debt outstanding. There were letters of credit of $66 million issued as of March 31, 2013.

The Company was in compliance with its debt covenants as of March 31, 2013.

Note 14 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  As required by ASU 2013-02, the Company parenthetically identifies the income statement line item affected by reclassification adjustments in the table below.  Changes in the components of accumulated other comprehensive loss were as follows:

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Three Months Ended March 31, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(36)	$12	$(24)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(70)	24	(46)
Net unrealized depreciation, securities	$(106)	$36	$(70)
Net unrealized appreciation, derivatives	$4	$(1)	$3
Net translation of foreign currencies	$(69)	$11	$(58)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$17	$(6)	$11
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	(2)	1	(1)
Net change due to valuation update and plan amendments	63	(22)	41
Net postretirement benefits liability adjustment	$61	$(21)	$40
Three Months Ended March 31, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$51	$(16)	$35
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(16)	5	(11)
Net unrealized appreciation, securities	$35	$(11)	$24
Net unrealized depreciation, derivatives	$(6)	$1	$(5)
Net translation of foreign currencies	$43	$(8)	$35
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$12	$(5)	$7
Reclassification adjustment for settlement loss (other operating expenses)	6	(2)	4
Net postretirement benefits liability adjustment	$18	$(7)	$11

Note 15 — Income Taxes

A.  Income Tax Expense

The Company permanently reinvests the undistributed earnings of certain foreign operations overseas.  As a result, income taxes are provided on the earnings of these operations using the respective foreign jurisdictions’ tax rates, as compared to the higher U.S. statutory tax rate.  In the first quarter of 2012, the Company began computing income taxes attributable to its China and Indonesia operations using this method.  The Company continues to evaluate the permanent reinvestment of earnings for additional foreign jurisdictions.

Shareholders’ net income for the three months ended March 31, 2013 increased by $12 million due to the permanent reinvestment of foreign operations earnings, and increased $17 million for the three months ended March 31, 2012 that included $13 million due to the first quarter implementation for the Company’s China and Indonesia operations.  The permanent reinvestment of foreign operation earnings has resulted in cumulative unrecognized deferred tax liabilities of $131 million through March 31, 2013.

B.  Unrecognized Tax Benefits

Unrecognized tax benefits decreased for the three months ended March 31, 2013 by $4 million, including a $4 million decrease to shareholders’ net income.

The Company has determined it is at least reasonably possible that within the next twelve months there could be a significant change in the level of unrecognized tax benefits, dependent upon the development of IRS related matters.  Any changes are not expected to have a material impact on shareholders’ net income.

C.  Other Tax Matters

The Company’s long standing dispute with the IRS for tax years 2004 through 2006, regarding the appropriate reserve methodology for certain reinsurance contracts has now been effectively resolved.  On February 28, 2013 the United States Tax Court entered its decision on this issue for the 2004 tax year, ordering and deciding that the Company has an overpayment of tax.  The Tax Court’s opinion for the 2004 year issued on September 13, 2012, referenced an IRS representation that it would not challenge the reserving methodology in future tax years, thereby providing certainty that the Company may continue to use its current reserve methodology prospectively.  The Tax Court had entered its decision on this issue for the 2005 and 2006 tax years on January 9, 2013, concluding that the Company has no tax deficiency.

The IRS continues with its examination of the Company’s 2009 and 2010 consolidated federal income tax returns.  This review is expected to be completed in 2013, and is not expected to have a material impact on shareholder’s net income.

The American Taxpayer Act of 2012 was signed into law on January 2, 2013.  This legislation retroactively extended for 2012, as well as for 2013, several otherwise expired corporate tax provisions from which the Company benefits.  The Company recorded immaterial tax benefits specific to extension of these provisions for 2012 in the first quarter of 2013.

Note 16 — Segment Information

Effective December 31, 2012, Cigna changed its external reporting segments based on changes in the Company’s internal reporting structure that reflect the realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of its global clients and customers.  The Company’s results are now aggregated based on the nature of the Company’s products and services, rather than its geographies.  Prior period segment information has been conformed to the current presentation.

As a result of these changes, the financial results of Cigna’s businesses are now reported in the following segments:

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

•                  The Government operating segment offers Medicare Advantage plans to seniors in 15 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia and Medicaid plans.

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

Run-off Reinsurance is predominantly comprised of GMDB and GMIB business that was ceded to Berkshire on February 4, 2013.

The Company also reports results in two other categories.

Other Operations consist of:

• corporate-owned life insurance (“COLI”);

• deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

• run-off settlement annuity business.

Corporate reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with the Company’s frozen pension plans, certain corporate project costs and corporate overhead expenses such as directors’ expenses.

The Company measures the financial results of its segments using “segment earnings (loss)”, which is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,297	$5,306
Global Supplemental Benefits	612	452
Group Disability and Life	858	763
Run-off Reinsurance	(37)	(90)
Other Operations	38	39
Corporate	(11)	(17)
Total	$7,757	$6,453
Shareholders’ net income
Global Health Care	$427	$276
Global Supplemental Benefits	55	43
Group Disability and Life	(2)	68
Run-off Reinsurance	(483)	30
Other Operations	21	20
Corporate	(54)	(78)
Segment earnings (loss)	(36)	359
Realized investment gains, net of taxes	93	12
Shareholders’ net income	$57	$371

Concentration of risk.  For the Company’s Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 50% of the segment’s revenues and 74% of the segment’s earnings for the three months ended March 31, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Note 17 — Contingencies and Other Matters

Financial Guarantees

The Company, through its subsidiaries, is contingently liable for various financial guarantees provided in the ordinary course of business.  The Company does not expect that these financial guarantees will have a material adverse effect on the Company’s consolidated results of operations, liquidity or financial condition.

Guarantees associated with retirement and life insurance contracts.  Separate account assets are contractholder funds maintained in accounts with specific investment objectives. The Company records separate account liabilities equal to separate account assets.  In certain cases, including contracts associated with the sold retirement benefits business (that was sold in April 2004), the Company guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts.  The Company establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2013, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $548 million as of March 31, 2013.  Approximately 19% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2013.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 8 for further information on the fair value hierarchy.

Guaranteed minimum income benefit (GMIB) contracts.  Effective with the reinsurance agreement entered into on February 4, 2013, the Company has retrocessional coverage in place that covers the exposures on these contracts.  See Notes 6, 8 and 10 for further information on GMIB contracts.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company’s maximum potential undiscounted future payment of $990 million was determined using the following hypothetical assumptions:

• no annuitants surrendered their accounts;

• all annuitants lived to elect their benefit;

• all annuitants elected to receive their benefit on the next available date (2013 through 2018); and

• all underlying mutual fund investment values remained at the March 31, 2013 value of $1.1 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $288 million as of March 31, 2013, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2013 through 2042.  The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of March 31, 2013.

The Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $16 million expire in 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $3 million as of March 31, 2013.

The Company had indemnification obligations as of March 31, 2013 in connection with acquisition, disposition and reinsurance exit transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of March 31, 2013.

Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure for certain obligations of insolvent insurance companies to policyholders and claimants to assessments is based on its share of business it writes in the relevant jurisdictions. For the three months ended March 31, 2013 and 2012, charges related to guaranty fund assessments were not material to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency.  In 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer.  The regulator has appealed the court’s decision.  If the state court’s decision is reversed and the insurer is declared insolvent and placed in liquidation, the Company and other insurers may be required to pay a portion of policyholder claims through guaranty fund assessments from various states in which the Company’s insurance subsidiaries write premiums.  Based on current information available, in the event of a reversal of the state court decision and liquidation of the insurer, the Company has estimated that potential future assessments could result in future charges totaling approximately $60 million after-tax.  The Company will continue to monitor the outcome of the courts’ deliberations.

Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. Legal actions include benefit claims, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax matters, privacy, intellectual property claims and real estate related disputes.  Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertainty in income taxes. Further information on income tax matters can be found in Note 15. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Labor and Justice, as well as the courts.  Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices.  Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the Center for Medicare and Medicaid Services (CMS) and the Office of Inspector General (OIG).  With respect to Cigna’s Medicare Advantage business, CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits), that may result in retrospective adjustments to payments made to health plans.  Cigna’s expansion of its Medicare business with the acquisition of HealthSpring in 2012 may increase the risks the Company faces from lawsuits, regulatory audits, investigations and other legal or regulatory matters.  Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participation in government programs.

Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices, financial liability or other sanctions and will continue to do so in the future.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed. In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company’s best estimate of the probable loss at the time. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range. In cases that the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the relevant costs. In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. However, in light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company’s results of operation, financial condition or liquidity for any particular period.

Litigation Matters

As of March 31, 2013, the Company had accrued pre-tax reserves of $189 million ($123 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

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

Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit that issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna’s petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts’ decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company’s position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of “appropriate equitable relief” that plaintiffs may pursue as an alternative remedy.  The case was returned to the trial court and hearings took place on December 9, 2011 and March 29-30, 2012.  Over the summer, the trial judge passed away after a long illness and the case was re-assigned.

On December 20, 2012, the new trial judge issued a decision awarding equitable relief to the class.  The court’s order requires the Company to reform the pension plan to provide a substantially identical remedy to that ordered by the first trial judge in 2008.  Both parties appealed the order and the judge stayed implementation of the order pending resolution of the appeals.  In light of the re-affirmed remedy ordered by the District Court, the Company was required to re-evaluate its reserve for this case.  Due to the current economic environment of low interest rates that have a significant impact on the valuation of potential future pension benefits, the Company was required to increase its reserve for this matter in the fourth quarter of 2012.  The Company will continue to vigorously defend its position in this case.

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

On September 23, 2011, the court granted in part and denied in part the Company’s motion to dismiss the consolidated amended complaint. The court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing to sue, and as a result the case proceeded only on behalf of subscribers. In addition, the court dismissed all of the antitrust claims, the ERISA claims based on disclosure and the New Jersey state law claims. The court did not dismiss the ERISA claims for benefits and claims under the RICO statute.

Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011, that was denied on January 16, 2013.  Plaintiffs petitioned for an immediate appeal of the order denying class certification, but their petition was denied by the United States Court of Appeals for the Third Circuit on March 14, 2013, meaning that plaintiffs cannot appeal the denial of class certification until there is a final judgment in the case.  As a result, the case is proceeding in the District Court on behalf of the named plaintiffs only.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Regulatory Matters

Disability claims regulatory matter.  Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry.  This has resulted in an increase in coordinated multi-state examinations that target specific market practices in lieu of regularly recurring examinations of an insurer’s overall operations conducted by an individual state’s regulators. The Company has been subject to such an examination and on March 14, 2013, reached an agreement in principle with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to its long-term disability claims handling practices.

The agreement in principle requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition which are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year period, except California for which the period is three years.  While the principal terms of the agreement have been negotiated and documented, the Company remains in discussion with the regulators and a final, regulatory settlement agreement has not yet been fully executed.

In connection with the terms of the agreement in principle, in the first quarter of 2013, the Company recorded a charge of $77 million before-tax ($51 million after-tax) that is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including an expected $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the effective date of the final agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.

Although the agreement with the Departments of Insurance has not been finalized, the charge recorded in the quarter is based on management’s best estimate of: the final terms of the agreement, the jurisdictions in which it will be applicable, and the impact that implementation of the agreement will have on the Company’s Group Disability and Life operations.  While there could be adjustments to the charge in future periods if management’s estimates are revised, the Company does not expect that any variation or additional loss related to already incurred claims would have a material adverse effect on the Company’s consolidated results of operations.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

As used in this document, “Cigna” the “Company”, “we” and “our” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.  The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

In this filing and in other marketplace communications, the Company makes certain forward-looking statements relating to the Company’s financial condition and results of operations, as well as to trends and assumptions that may affect the Company.  Generally, forward-looking statements can be identified through the use of predictive words (e.g., “Outlook for 2013”).  Actual results may differ materially from the Company’s predictions.  Some factors that could cause results to differ are discussed throughout Management’s Discussion and Analysis (“MD&A”), including in the Cautionary Statement beginning on page 71.  The forward-looking statements contained in this filing represent management’s current estimate as of the date of this filing.  Management does not assume any obligation to update these estimates.

The following discussion addresses the financial condition of the Company as of March 31, 2013, compared with December 31, 2012, and its results of operations for the three months ended March 31, 2013 compared with the same period last year.  This discussion should be read in conjunction with the MD&A included in the Company’s 2012 Form 10-K filed on February 28, 2013.

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

Effective December 31, 2012, Cigna changed its external reporting segments based on changes in the Company’s internal reporting structure that reflect the realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of our global clients and customers.  The Company’s results are now aggregated based on the nature of the Company’s products and services, rather than its geographies.

As a result of these changes, the financial results of Cigna’s businesses are now reported in the following segments:

•        Global Health Care aggregates the following two operating segments:

•         Commercial (including the international health care business)

•         Government

•        Global Supplemental Benefits

•        Group Disability and Life

•        Run-off Reinsurance and

•        Other Operations, including Corporate-owned Life Insurance.

Prior year segment information has been conformed to the new segment structure.

Business Strategy

For information on the Company’s business strategy, see the strategy section of the Company’s 2012 Form 10-K. The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company’s ability to:

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

•        employment levels;

•        the tort liability system;

•        developments in the political environment both domestically and internationally, including sequestration and U.S. Health Care Reform;

•        interest rates, equity market returns, foreign currency fluctuations and credit market volatility, including the availability and cost of credit in the future;

•        Medicare reimbursement rates issued by the Centers for Medicare and Medicaid Services (“CMS”), including the bonus structure based on CMS performance ratings; and

•        federal, state and international regulation.

The Company regularly monitors the trends impacting operating results from the above mentioned key factors to appropriately respond to economic and other factors affecting its operations, both in its ongoing and run-off operations.

Run-off Operations

Prior to February 4, 2013, the Company’s run-off reinsurance operations had significant exposures, primarily from its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) business.  Effective February 4, 2013, the Company entered into an agreement to reinsure the Company’s future exposures for this business, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit. See Note 6 to the Consolidated Financial Statements and the Run-off Reinsurance section of this MD&A for additional information.  As a result of this transaction, the Company recorded an after-tax charge of $507 million that is reported as a special item.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company measures the financial results of its segments using “segment earnings (loss)”, that is defined as shareholders’ net income (loss) before after-tax realized investment results.  Adjusted income (loss) from operations is defined as consolidated segment earnings (loss) excluding special items (described in the table below) and results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income.  This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders’ net income.

The Company excludes special items because management does not believe they are representative of the Company’s underlying results of operations.  The Company also excludes the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

Summarized below is a reconciliation between shareholders’ net income and adjusted income from operations.

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2013	2012
Premiums and fees	$7,314	$6,107
Net investment income	287	288
Mail order pharmacy revenues	425	386
Other revenues	18	(40)
Total realized investment gains	139	13
Total revenues	8,183	6,754
Benefits and expenses	8,109	6,202
Income before taxes	74	552
Income taxes	15	181
Net income	59	371
Less: net income attributable to redeemable noncontrolling interest	2	-
Shareholders’ net income	57	371
Less: realized investment gains, net of taxes	93	12
Segment earnings (loss)	(36)	359
Less: adjustments to reconcile to adjusted income from operations:
Results of GMIB business (after-tax)	25	41
Special items (after-tax):
Charge related to reinsurance transaction (See Note 6 to the Consolidated Financial Statements)	(507)	-
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	(51)	-
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	-	(28)
Litigation matter (See Note 17 to the Consolidated Financial Statements)	-	(13)
Adjusted income from operations	$497	$359

Summarized below is adjusted income from operations by segment and other key consolidated financial data:

	Three Months Ended March 31,
(In millions)	2013	2012
Adjusted Income (Loss) From Operations
Global Health Care	$427	$296
Global Supplemental Benefits	55	43
Group Disability and Life	49	68
Run-off Reinsurance	(1)	(11)
Other Operations	21	20
Corporate	(54)	(57)
Total	$497	$359

Other Key Consolidated Financial Data
Global Medical customers (in thousands)	14,322	13,865
Cash (used in) / provided by operating activities	$(805)	$941
Shareholders’ equity	$9,660	$8,561

Results of Operations

•        Consolidated Revenues increased 21% for the three months ended March 31, 2013 compared with the same period last year due to an additional month of revenue contribution from HealthSpring in 2013 and higher premiums and fees in each of the Company’s ongoing businesses reflecting continued growth in targeted market segments.

•        Shareholders’ net income decreased 85% for the three months ended March 31, 2013, primarily reflecting the $507 million after-tax charge associated with the February 4, 2013 reinsurance agreement with Berkshire and the $51 million after-tax charge related to the disability claims regulatory matter, partially offset by higher adjusted income from operations and increased realized investment gains.

•        Adjusted income from operations increased 38% for the three months ended March 31, 2013, largely attributable to earnings growth in Global Health Care and Global Supplemental Benefits due to revenue growth and effective expense management, partially offset by lower earnings in Group Disability and Life.

•        Medical customers increased 3% compared with the same period last year, primarily driven by continued growth in our targeted customer segments.

Liquidity and Financial Condition

During the three months ended March 31, 2013, the following items affected the Company’s liquidity and financial condition:

•                  Cash used in operating activities included payments totaling approximately $1.5 billion to Berkshire in the first quarter of 2013 (see below). Excluding that item, cash  flows from operating activities decreased by $271 million primarily due to the timing of receipts for Medicare Advantage and certain Medicare Part D programs.  In the first quarter of 2012 the Company received approximately $760 million of reimbursements relating to the second quarter.  In 2013, such second quarter amounts were not received until April.  Partially offsetting this decrease were the favorable effects of higher adjusted income from operations and business growth in the ongoing operating segments during the first quarter of 2013.  See the Liquidity and Capital Resources section of the MD&A for additional information.

•                  Reinsurance agreement with Berkshire. In the first quarter of 2013, the Company entered into an agreement with Berkshire to reinsure the GMDB and GMIB business for a reinsurance premium of $2.2 billion. Approximately $1.5 billion of the reinsurance premium was paid in the first quarter of 2013; the remainder was paid by April 30, 2013. The amount paid in the first quarter of 2013 was primarily funded by asset sales, commercial paper borrowings and tax benefits.  See the “Liquidity and Capital Resources” section of this MD&A for additional information.

•                  Pension Plan Contributions.  During the first quarter of 2013, the Company contributed to its pension plans $6 million of the $250 million planned for 2013.  Approximately $80 million of the remaining $244 million planned contributions is required.  See Note 12 to the Consolidated Financial Statements for additional information.

•                  Share Repurchase. The Company repurchased 1.6 million shares of stock for $97 million in the first quarter of 2013.  See the Liquidity and Capital Resources section of this MD&A for additional information.

Cash at the parent company as of March 31, 2013 was approximately $620 million.  Shareholders’ equity increased since the first quarter of 2012, reflecting strong earnings in the last nine months of 2012 and the first quarter of 2013.

Outlook for 2013

The Company expects 2013 consolidated adjusted income from operations to be higher than 2012 results, reflecting the strong adjusted income from operations in the first quarter of 2013 and expected continuing solid performance through the remainder of 2013.  This outlook considers items discussed in the “Industry Developments” section of this MD&A related to sequestration and the disability claims regulatory matter. Information is not available for management to reasonably estimate realized investment results, or the financial impact of any additional special items in 2013.

The Company’s outlook for 2013 is subject to the factors cited above and in the Cautionary Statement of this Form 10-Q and the sensitivities discussed in the 2012 Form 10-K Critical Accounting Estimates section of the MD&A.  The Company could experience losses related to investment impairments resulting from unfavorable credit deterioration and equity market and interest rate movements.  These losses could adversely impact the Company’s consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Revenues

Total revenues increased 21% for the three months ended March 31, 2013, compared with the same periods in 2012, reflecting the following:

Premiums and Fees

Premiums and fees increased 20% for the three months ended March 31, 2013, compared with the same period in 2012 due to an additional month of premiums and fees from HealthSpring and continued growth in targeted market segments of the Global Health Care business, as well as acquisitions and business growth in the Global Supplemental Benefits segment and business growth in Group Disability and Life segment.

Net Investment Income

Net investment income was flat for the three months ended March 31, 2013, compared with the same periods in 2012, primarily reflecting lower yields, partially offset by higher average investment assets.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased 10% for the three months ended March 31, 2013 compared with the same period of 2012, primarily reflecting higher prescription volume for injectible medications, partially offset by price decreases related to a shift to generic oral medications from brand names.

Other Revenues

Other revenues included pre-tax losses of $39 million for the three months ended March 31, 2013, compared with $95 million for the three months ended March 31, 2012, related to futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations.  See the Run-off Reinsurance section of the MD&A beginning on page 58 for more information on this program.

Excluding the impact of these swaps and futures contracts, other revenues increased 4% for the three months ended March 31, 2013, compared with the same period in 2012.

Realized Investment Results

Realized investment results increased significantly for the three months ended March 31, 2013, compared with the same period last year, primarily due to a gain on the sale of a real estate joint venture, higher gains on sales of fixed maturities largely to fund the February 4, 2013 reinsurance transaction and lower impairment losses.  See Note 9 to the Consolidated Financial Statements for additional information.

Effective Tax Rate

The consolidated effective tax rate for the three months ended March 31, 2013 was 20%, which compares to 33% for the comparable period of 2012.  The considerably lower effective tax rate for 2013 was attributable to significantly reduced pre-tax income, resulting from charges in both the Run-off Reinsurance and Group Disability and Life segments (see Notes 6 and 17 to the Consolidated Financial Statements).  Therefore, the effective tax rate for the period was largely driven by foreign earnings for which income taxes have been provided using the various foreign jurisdictions’ tax rates, that are lower than the U.S. statutory rate (see Note 15 to the Consolidated Financial Statements).  These charges also caused a greater proportion of the residual U.S. earnings attributable to tax-exempt investment income, further reducing the effective tax rate.  The Company anticipates that the consolidated effective tax rate will realign with historical trends during the balance of 2013.

INDUSTRY DEVELOPMENTS

Disability Claims Regulatory Matter

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry.  This has resulted in an increase in coordinated multi-state examinations that target specific market practices in lieu of regularly recurring examinations of an insurer’s overall operations conducted by an individual state’s regulators. The Company has been subject to such an examination and on March 14, 2013, reached an agreement in principle with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to its long-term disability claims handling practices.

The agreement in principle requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition which are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year period, except California for which the period is three years.  While the principal terms of the agreement have been negotiated and documented, the Company remains in discussion with the regulators and a final, regulatory settlement agreement has not yet been fully executed.

In connection with the terms of the agreement in principle, in the first quarter of 2013, the Company recorded a charge of $77 million before-tax ($51 million after-tax) that is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including an expected $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the effective date of the final agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.

Although the agreement with the Departments of Insurance has not been finalized, the charge recorded in the quarter is based on management’s best estimate of: the final terms of the agreement, the jurisdictions in which it will be applicable, and the impact that implementation of the agreement will have on the Company’s Group Disability and Life operations.  While there could be adjustments to the charge in future periods if management’s estimates are revised, the Company does not expect that any variation or additional loss related to already incurred claims would have a material adverse effect on the Company’s consolidated results of operations.

The Company’s changes in business practices related to this matter, together with the challenging environment in the disability insurance industry, could have a material adverse effect on full-year 2013 earnings in the Group Disability and Life segment, but are not expected to be material to consolidated results of operations.  The Company has recently introduced modest long-term disability margin improvement actions, in part, to offset the impact of the change in business practices being implemented while remaining competitive.  The effects of these actions will emerge as new business is sold and existing policies are renewed over the next few years.

Sequestration

On March 31, 2013, a sequestration order, under the Budget Control Act of 2011 was issued including reductions in payments to Medicare Advantage (MA) and Prescription Drug Program (PDP) carriers.  Effective April 1, 2013, payments to MA and PDP carriers are reduced by 2%, with the reduction expected to remain in place through 2021. The lower rates will impact the Company’s revenue, and could be somewhat mitigated by reductions to medical cost reimbursements to health care providers.  The Company does not expect the overall earnings impact to be material to consolidated results of operations.

Medicare Advantage Reimbursement Rates for 2014

On April 1, 2013, the Centers for Medicare and Medicaid Services (CMS) issued the final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies.  The Company is still assessing the notice, and expects to consider the impact in proposed bids to CMS in the second quarter of 2013.  Actual Medicare Advantage enrollment, revenues and earnings for 2014 will depend on the competitiveness of the products offered, as well as the Company’s ability to manage costs. The Company cautions that 2014 consolidated results from operations could vary materially from prior periods.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (“Health Care Reform”) were signed into law.  Most of the law’s provisions are already effective while others will take effect from 2014 to 2018.  The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be implemented in the future. Management is currently unable to estimate the full impact of Health Care Reform on the Company’s future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions.  It is possible, however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Commercial minimum medical loss ratio (“MLR”) requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to policyholders or, in some cases, group health plan participants with respect to the Company’s comprehensive commercial medical insurance and HMO plans if certain annual minimum loss ratios are not met.  The Company recorded its rebate accrual based on estimated medical loss ratios calculated as prescribed by the U.S. Department of Health and Human Services (“HHS”) using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance policies or service agreements.  HHS regulations permit adjustments to the claims used in the calculation for Cigna’s international health care and limited benefits plans subject to the MLR minimums.  The adjustments for limited benefit plans are only allowed through 2014.  HHS recently issued sub-regulatory guidance that provides expatriate health coverage transitional relief from Health Care Reform (including the MLR requirements) through plan years ending on or before December 31, 2015.

Health Care Reform imposes new fees on health insurers that first become payable in 2013 and 2014. In 2013, the Company expects to make its first payment for the comparative effectiveness research fee, a $1 per insured customer levy.  In 2014, the health insurance industry fee and the reinsurance surcharge become effective.  The health insurance industry fee will not be tax deductible; therefore, the Company’s effective tax rate is expected to be adversely impacted in future periods. The amount of the fees is expected to be material.  While the Company anticipates recovering most of the fees through rate increases, because the 2014 pricing environment remains uncertain, management is unable to estimate the impact on shareholders’ net income.

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

Effective in 2014, each state is required to have a health insurance exchange for individuals and small employer groups to purchase insurance coverage, with enrollment processes scheduled to commence in October of 2013.  These exchanges may either be state-based, a state and federal partnership, or federally facilitated.  In the ten states where the Company currently offers individual coverage, most exchanges will be federally facilitated.  Cigna will continue to evaluate its potential participation in these exchanges in each market as they develop.

Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers on the conversion of legislation to regulation. In addition, management is implementing the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform. These opportunities include the continued evolution and innovation of our broad health and wellness portfolio to improve the health and productivity of our customers, as well as the expansion of our physician collaboration capabilities to improve the quality of care and service experience for our customers while lowering costs and improving overall value.

For additional information regarding Health Care Reform, see the “Regulation” section of the Company’s 2012 Form 10-K.

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

The Company’s most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2012 Form 10-K:

•        goodwill;

•        Global Health Care medical claims payable;

•        accounts payable, accrued expenses and other liabilities – pension liabilities; and

•        valuation of fixed maturity investments.

The Company regularly evaluates items that may impact critical accounting estimates.  As of March 31, 2013, there are no significant changes to the critical accounting estimates from what was reported in the 2012 Form 10-K.

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

SEGMENT REPORTING

The Company measures the financial results of its segments using “segment earnings (loss)”, that is defined as shareholders’ income (loss) from continuing operations excluding after-tax realized investment gains and losses.  “Adjusted income from operations” for each segment is defined as segment earnings excluding special items and the results of the Company’s GMIB business.  Adjusted income from operations is the primary measure of profitability used by the Company’s management because it presents the underlying results of operations of the segment and permits analysis of trends.  Each segment provides a reconciliation between segment earnings and adjusted income from operations.

Effective December 31, 2012, the Company changed its reporting segments.  See the Introduction section of the MD&A for additional information.

Global Health Care Segment

Segment Description

As discussed in the Introduction section of this MD&A and Note 16 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its reporting segments.  Prior year information has been conformed to the new segment presentation.

Global Health Care aggregates the following two operating segments:

•                  The Commercial operating segment includes both the U.S. commercial and international health care businesses that offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals.  Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia.  Cigna services its globally mobile customers virtually everywhere in the world.  These products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience-rated.

•                  The Government operating segment offers Medicare Advantage plans to seniors in 15 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia, and Medicaid plans.  Results for the Government operating segment include HealthSpring from the January 31, 2012 date of acquisition.

The Company measures the operating effectiveness of the Global Health Care segment using the following key metrics:

• segment earnings and adjusted income from operations;

• customer growth;

• sales of specialty products;

• other operating expense as a percentage of segment revenues (operating expense ratio); and

• medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2013	2012
Premiums and fees	$5,824	$4,869
Net investment income	75	66
Mail order pharmacy revenues	425	386
Other revenues	48	51
Segment revenues	6,372	5,372
Mail order pharmacy cost of goods sold	344	321
Benefits and other expenses	5,366	4,618
Benefits and expenses	5,710	4,939
Income before taxes	662	433
Income taxes	235	157
Segment earnings	427	276
Less: special items (after-tax) included in segment earnings:
Costs associated with the HealthSpring acquisition	-	(7)
Charge related to litigation matters (See Note 17 to the Consolidated Financial Statements)	-	(13)
Adjusted income from operations	$427	$296
Realized investment gains, net of taxes	$55	$7

Segment earnings increased 55% for the three months ended March 31, 2013 compared with the same period in 2012.  The increase is largely due to higher adjusted income from operations and also reflects the absence of special items for litigation and acquisition costs reported in the first quarter 2012.

The Global Health Care segment’s adjusted income from operations increased 44% for the three months ended March 31, 2013, compared with the same period in 2012 primarily reflecting:

•      revenue growth in the Commercial operating segment, primarily due to a higher customer base in the experience-rated, guaranteed cost and administrative services only (ASO) businesses, as well as rate increases on most products, relatively consistent with underlying cost trends, and increased specialty contribution;

•      lower operating expenses in the U.S. Commercial business driven by the timing of investments in technology and business initiatives, operating expense efficiencies and a curtailment gain related to the postretirement benefit plan freeze; and

•      more favorable prior year development, including the impact of refinements to the MLR rebate accrual.

Adjusted income from operations also reflects higher medical care ratios (MCR), primarily in the Medicare Advantage and Commercial Guaranteed Cost businesses.  The higher MCR in Medicare Advantage is driven by lower per member revenue, as well as higher utilization in 2013 mainly due to increased flu related claims. The Guaranteed Cost MCR primarily reflects a change in business practice regarding broker commissions, with no impact to adjusted income from operations.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended March 31,
(In millions)	2013	2012
Medical:
Guaranteed cost (1)	$1,107	$1,028
Experience-rated(2)	571	505
Stop loss	464	407
International health care	444	396
Dental	283	246
Medicare	1,438	955
Medicaid	75	21
Medicare Part D	436	399
Other	182	167
Total medical	5,000	4,124
Fees(3)	824	745
Total premiums and fees	$5,824	$4,869

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

Premiums and fees increased 20% for the three months ended March 31, 2013 compared with the same period of 2012, primarily driven by growth in the Government operating segment primarily due to an additional month of premium from HealthSpring reflecting the timing of the acquisition on January 31, 2012.  In addition, premiums and fees include growth in the U.S. commercial business driven by rate increases on most products, relatively consistent with underlying cost trends, and a higher ASO customer base, resulting in higher fees, stop loss revenues and specialty contribution.  Premiums and fees from the international health care business increased primarily due to new sales and, to a lesser extent, the conversion of Vanbreda business from service to risk.

Net investment income increased 14% for the three months ended March 31, 2013 compared with the same period of 2012, reflecting increased average asset levels and higher income from partnership investments, partially offset by lower yields.

Mail order pharmacy revenue increased 10% for the three months ended March 31, 2013 compared with the same period of 2012 primarily reflecting higher prescription volume for specialty medications (injectibles), partially offset by price decreases related to a shift to generic oral medications from brand names.

Other revenues consist primarily of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended March 31,
(In millions)	2013	2012
Medical claims expense	$4,047	$3,316
Mail order pharmacy cost of goods sold	344	321
Operating expenses (excluding special items)	1,319	1,271
Special item(s)	-	31
Total benefits and expenses	$5,710	$4,939

Selected ratios
Guaranteed cost medical care ratio	77.6%	76.2%
Medicare Advantage medical care ratio	84.3%	81.1%
Medicare Part D medical care ratio	98.4%	102.1%
Operating expense ratio (including special items)	20.7%	24.2%
Operating expense ratio (excluding special items)	20.7%	23.7%

Medical claims expense increased by 22% for the three months ended March 31, 2013 compared with the same period in 2012, primarily reflecting an additional month of claims expense from HealthSpring in 2013, medical cost inflation, and an increase in flu related claims.

Operating expenses (including special items) increased by 1% for the three months ended March 31, 2013 compared with the same period in 2012. Excluding special items, operating expenses increased by 4%. The increase is primarily due to an additional month of operating expenses from HealthSpring in 2013. This increase was partially offset by the timing of investments in technology and business initiatives, operating expense efficiencies, and a curtailment gain related to the postretirement benefit plan freeze.

One measure of the segment’s overall operating efficiency is the operating expense ratio, calculated as total operating expenses divided by segment revenues.  The table above shows operating expense ratios for the Global Health Care segment.

The operating expense ratios decreased for the three months ended March 31, 2013 compared to the same period in 2012, primarily driven by revenue growth, the timing of investments in technology and business initiatives, operating expense efficiencies, and a curtailment gain related to the postretirement plan freeze.  The additional month of activity from HealthSpring in 2013, which has a substantially lower operating expense ratio when compared to the Company’s commercial businesses, also contributed to the lower overall operating expense ratio.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at March 31, 2013 compared to December 31, 2012, reflecting customer growth, as well as the seasonal buildup of Stop Loss and Medicare Part D reserves.  (See Note 5 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

• is covered under an insurance policy or service agreement issued by the Company;

• has access to the Company’s provider network for covered services under their medical plan; or

• has medical claims that are administered by the Company.

As of March 31, estimated total medical customers were as follows:

(In thousands)	2013	2012
Commercial Risk:
U.S. Guaranteed cost (1)	1,137	1,096
U.S. Experience-rated (2)	790	779
International health care - risk	759	713
Total commercial risk	2,686	2,588
Medicare	451	414
Medicaid	23	20
Total government	474	434
Total risk	3,160	3,022
Service, including international health care	11,162	10,843
Total medical customers	14,322	13,865

(1)        Excludes customers from the international health care business.

(2)        Includes minimum premium customers, who have a risk profile similar to experience-rated members. Also, includes certain non-participating cases for which special customer level reporting of experience is required.  Excludes international health care business.

The Company’s overall medical customer base as of March 31, 2013 increased 3% when compared with March 31, 2012, primarily driven by continued growth in the middle, select, individual, and government segments.

Global Supplemental Benefits Segment

Segment Description

As explained in the Introduction section of this MD&A and Note 16 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its external reporting segments.  Prior year information has been conformed to the new segment structure.

The Global Supplemental Benefits segment includes supplemental health, life and accident insurance products offered in the U.S. and foreign markets, primarily in Asia, as well as Medicare supplemental coverage following the 2012 acquisition of Great American Supplemental Benefits.

The key factors for this segment are:

•                  premium growth, including new business and customer retention;

•                  benefits expense as a percentage of earned premium (loss ratio);

•                  operating expense as a percentage of earned premium (expense ratio); and

•                  the impact of foreign currency movements.

Throughout this discussion, prior period currency adjusted income from operations, revenues, and benefits and expenses are being calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies will decrease segment earnings, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2013	2012
Premiums and fees	$604	$444
Net investment income	25	21
Other revenues	8	8
Segment revenues	637	473
Benefits and expenses	562	427
Income before taxes	75	46
Income taxes	18	3
Income attributable to redeemable noncontrolling interest	2	-
Segment earnings	55	43
Adjusted income from operations	$55	$43
Adjusted income from operations, using actual 2013 currency exchange rates	$55	$44
Realized investment gains, net of taxes	$5	$3

Global Supplemental Benefits segment earnings increased 28% for the three months ended March 31, 2013 compared with the same period last year.  Segment earnings for 2012 include an $8 million favorable adjustment related to the expansion of a capital management strategy (see further discussion in the Liquidity and Capital Resources section of the MD&A). Excluding the effect of this item and using actual 2013 currency exchange rates, adjusted income from operations increased 53% for the three months ended March 31, 2013 compared to the same period in 2012.  This increase was primarily driven by strong revenue growth, primarily in South Korea and, to a lesser extent, lower acquisition costs in Europe, reflecting a decision to cease selling activities in certain markets.

Revenues

Premiums and fees.  Using actual 2013 currency exchange rates, premiums and fees increased by 33% for the three months ended March 31, 2013, compared with the same periods last year.  These increases are primarily attributable to the acquisition of Great American Supplemental Benefits and Finans Emeklilik (the acquisitions), and to a lesser extent, strong persistency, and new sales growth, particularly in South Korea.

Net investment income increased by 19% for the three months ended March 31, 2013 compared with the same periods last year.  These increases were primarily due to the acquisitions and asset growth, particularly in South Korea.

Benefits and Expenses

Using actual 2013 currency exchange rates, benefits and expenses increased by 29% for the three months ended March 31, 2013, compared with the same period last year. This increase was primarily due to the acquisitions and business growth.

Loss ratios increased for the three months ended March 31, 2013 reflecting the inherently higher loss ratios of the Great American Supplemental Benefits business.

Policy acquisition expenses increased for the three months ended March 31, 2013, reflecting the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets.

Expense ratios decreased for the three months ended March 31, 2013 compared to the same period last year.  This decrease was primarily driven by the impact of the lower expense ratios associated with the Great American Supplemental Benefits business.

Income Taxes

The Global Supplemental Benefits segment’s effective tax rate for the three months ended March 31, 2013 was 24.9%, compared with 23.7% for the same period last year excluding the first quarter 2012 implementation effect of this capital management strategy.   The increase in the effective tax rate was driven by higher earnings contributions from operations in countries with higher effective tax rates, partially offset by favorable effects from the extension of certain U.S. income tax legislation.

Other Items Affecting Global Supplemental Benefits Results

For the Company’s Global Supplemental Benefits segment, South Korea is the single largest geographic market, generating 50% of the segment’s revenues and 74% of earnings for the three months ended March 31, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.

Group Disability and Life Segment

Segment Description

As explained in the Introduction section of this MD&A and Note 16 to the Consolidated Financial Statements, effective December 31, 2012, the Company changed its external reporting segments.  The Group Disability and Life segment includes group disability, life, accident and specialty insurance, including certain disability and life insurance business previously reported in the former Health Care segment.  Prior year information has been conformed to the new segment structure.

Key factors for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefits expense as a percentage of earned premium (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2013	2012
Premiums and fees	$858	$763
Net investment income	76	76
Segment revenues	934	839
Benefits and expenses	940	742
Income (loss) before income taxes (benefits)	(6)	97
Income taxes (benefits)	(4)	29
Segment earnings (loss)	(2)	68
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	(51)	-
Adjusted income from operations	$49	$68
Realized investment gains, net of taxes	$14	$2

Segment earnings for the three months ended March 31, 2013 decreased compared with the same period in 2012 as a result of the charge related to a disability claims regulatory matter (see the “Industry Developments” section of this MD&A on page 48 for additional information) and higher disability and life loss ratios partially offset by a favorable operating expense ratio (see Benefits and Expenses below) and a lower accident loss ratio.

Revenues

Premiums and fees increased 12% for the three months ended March 31, 2013 compared with the same period of 2012 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income was flat for the three months ended March 31, 2013 compared with the same period of 2012 as lower assets and security partnership income were largely offset by higher real estate yields.

Benefits and Expenses

Benefits and expenses increased 27% for the three months ended March 31, 2013 compared with the same period in 2012 as a result of the $77 million before-tax impact of the disability claims regulatory matter, premium growth in the disability and life business and higher loss ratios in the disability and life businesses, partially offset by a lower operating expense ratio.  The higher disability loss ratio reflects less favorable claim experience primarily as a result of lower resolutions and higher approvals on previously reported claims and reopens. The higher life loss ratio primarily reflects higher new claims.  The lower operating expense ratio is driven by lower overhead.  Benefits and expenses include the favorable impact of accident reserve studies of $3 million for the three months ended March 31, 2013, compared with $4 million for the same period in 2012.

Run-off Reinsurance Segment

Segment Description

The Company’s reinsurance operations were discontinued and are now an inactive business in run-off mode since the sale of the U.S. individual life, group life and accidental death reinsurance business in 2000.

Effective February 4, 2013, the Company reinsured 100% of the Company’s future exposures for the Run-off GMDB and GMIB business, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit.  See Note 6 to the Consolidated Financial and the Introduction section of this MD&A for additional information.

In 2010, the Company effectively exited from its workers’ compensation and personal accident reinsurance business by purchasing retrocessional coverage from a Bermuda subsidiary of Enstar Group Limited.

Prior to February 4, 2013, the Company excluded the results of the GMIB business from adjusted income from operations because the fair value of GMIB assets and liabilities was recalculated each quarter using updated capital market assumptions.  The resulting changes in fair value, which were reported in shareholders’ net income, were volatile and unpredictable.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2013	2012
Premiums and fees	$2	$5
Net investment income	13	26
Other revenues	(39)	(95)
Segment revenues	(24)	(64)
Benefits and expenses	719	(110)
Income (loss) before income taxes	(743)	46
Income taxes (benefits)	(260)	16
Segment earnings (loss)	(483)	30
Less: results of GMIB business	25	41
Less: special item (after-tax) included in segment earnings:
Charge related to reinsurance transaction	(507)	-
Adjusted loss from operations	$(1)	$(11)
Realized investment gains net of taxes	$14	$-

Segment results for the three months ended March 31, 2013, reflects the charge related to the February 4, 2013 reinsurance transaction of $507 million. See Note 6 to the Consolidated Financial Statements for further information around the loss on reinsurance.

See the Benefits and Expenses section for further discussion around the results of the GMIB and GMDB business, including the impact of the February 4, 2013 reinsurance transaction.

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs prior to February 4, 2013 that were discontinued after that date.  The components were as follows:

	Three Months Ended
	March 31,
(In millions)	2013	2012
GMDB - Equity Hedge Program	$(28)	$(84)
GMDB - Growth Interest Rate Hedge Program	(4)	(3)
GMIB - Equity Hedge Program	(6)	(8)
GMIB - Growth Interest Rate Hedge Program	(1)	-
Other revenues	$(39)	$(95)

The hedging programs generally produced losses when equity markets and interest rates were rising and gains when equity markets and interest rates were falling.  Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP when a premium deficiency exists, resulting in no effect on shareholders’ net income (see below “Other Benefits and Expenses”).  Changes in liabilities for GMIB contracts, including the portion covered by the hedges, were recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2013	2012
GMIB fair value (gain)	$-	$(67)
Other benefits and expenses	719	(43)
Benefits and expenses	$719	$(110)

GMIB fair value (gain).  GMIB fair value results for the three months ended March 31, 2013 reflects gains through February 4, 2013 from increases in underlying account values and interest rates fully offset by the charge related to the February 4, 2013 reinsurance transaction.

GMIB fair value gain of $67 million for the three months ended March 31, 2012 was primarily due to increases in interest rates and significant increases in equity markets driving increases in underlying account values in the period.

Other Benefits and Expenses.  Other benefits and expenses are comprised of the following:

	Three Months Ended
	March 31,
(In millions)	2013	2012
Results of GMDB equity and interest rate hedging programs	$(32)	$(87)
Reserve strengthening	727	18
Other GMDB, primarily accretion of discount	6	19
GMDB benefit expense	701	(50)
Other, including operating expenses	18	7
Other benefits and expenses	$719	$(43)

Capital market movements.  Prior to the February 4, 2013 reinsurance transaction, the reduction in benefits expense in 2013 and in the first quarter of 2012 reflects favorable equity market movements.

Reserve strengthening.  The reserve strengthening in the first quarter of 2013 was driven by the reinsurance transaction of February 4, 2013.  The reserve strengthening in the first quarter of 2012 was driven by reductions to the lapse assumptions for a subset of the book.

Other benefits and expenses.   Other, including operating expenses, increased in the first quarter of 2013 primarily due to expenses associated with the reinsurance transaction of February 4, 2013.

Other Operations Segment

Segment Description

Cigna’s Other Operations segment includes the results of the following businesses:

•                  corporate-owned life insurance (“COLI”);

•                  deferred gains recognized from the sale of the retirement benefits and individual life insurance and annuity businesses; and

•                  run-off settlement annuity business.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2013	2012
Premiums and fees	$26	$26
Net investment income	96	98
Other revenues	12	13
Segment revenues	134	137
Benefits and expenses	103	106
Income before taxes	31	31
Income taxes	10	11
Segment earnings	21	20
Adjusted income from operations	$21	$20
Realized investment gains, net of taxes	$5	$-

Segment earnings and adjusted income from operations slightly increased for the three months ended March 31, 2013 compared with the same period in 2012 reflecting higher COLI earnings due to more favorable mortality gains, offset by the continued decline in deferred gain amortization associated with the sold businesses.

Premiums and fees.  Premiums and fees reflect revenue primarily on universal and whole life insurance policies in the COLI business.  Premiums and fees were flat for the three months ended March 31, 2013, compared with the same period in 2012 due to strong persistency.

Net investment income.  Net investment income slightly decreased for the three months ended March 31, 2013, compared with the same period in 2012, primarily reflecting lower average yields.

Other revenues.  Other revenues decreased for the three months ended March 31, 2013, compared with the same period in 2012 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 6 to the Consolidated Financial Statements.

Benefits and expenses.  Benefits and expenses decreased for the three months ended March 31, 2013, compared with the same period in 2012, primarily due to lower interest credited in the COLI business, resulting in no impact to earnings.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, associated with the Company’s frozen pension plans, certain corporate project costs and corporate overhead expenses such as directors’ expenses.

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2013	2012
Segment loss	$(54)	$(78)
Less: special items (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition	-	(21)
Adjusted loss from operations	$(54)	$(57)

Corporate’s segment loss was significantly lower for the three months ended March 31, 2013 compared with the same period in 2012 primarily reflecting the absence of the special item related to the HealthSpring acquisition recorded in the first quarter of 2012.

Corporate’s adjusted loss from operations was lower for the three months ended March 31, 2013 compared with the same period in 2012, primarily reflecting the absence of a non-qualified pension plan settlement charge recorded in the first quarter of 2012.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2013	2012
Operating activities	$(805)	$941
Investing activities	$962	$(3,419)
Financing activities	$185	$(106)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes, benefits and expenses, and, prior to February 4, 2013,  gains (losses) recognized in connection with the Company’s GMDB and GMIB equity hedge programs.  Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can be significantly different from shareholders’ net income.

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

2013:

Operating activities

Cash outflows from operating activities included payments totaling $1.5 billion to Berkshire in connection with the February 4, 2013 reinsurance transaction.  Excluding those payments, cash flows from operating activities decreased by $271 million for three months ended March 31, 2013 compared with the same period last year primarily due to the timing of receipts for Medicare Advantage and certain Medicare Part D programs.  In the first quarter of 2012 the Company received approximately $760 million of reimbursements relating to the second quarter.  In 2013, such second quarter amounts were not received until April.  Partially offsetting this decrease were the favorable effects of higher adjusted income from operations and business growth in the ongoing operating segments, favorable receivable collections, and lower GMDB hedge losses.

Investing activities

Cash provided by investing activities was $962 million for the three months ended March 31, 2013.  This consisted primarily of net investment sales of $1.1 billion that were used largely to fund the reinsurance payments to Berkshire, partially offset by purchases of property and equipment of $84 million.

Financing activities

Cash provided by financing activities for the three months ended March 31, 2013 primarily reflects an increase in short-term debt of $198 million, primarily commercial paper that was used to partially fund the payment to Berkshire.  In addition, cash provided by financing activities also included  net deposits to contractholders of $31 million, offset by repurchases of common stock of $77 million (net of unsettled purchases of $20 million at March 31, 2013).  Through May 2, 2013 the Company repurchased 3.9 million shares for $250 million. Remaining share repurchase authorization as of May 2, 2013 was $564.7 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,

(In millions)	2013	2012

Interest expense	$67	$66

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

The Company prioritizes its use of capital resources to:

•	provide capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries including pension funding obligations;

•	consider acquisitions that are strategically and economically advantageous; and

•	return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions.  Extreme volatility in credit or equity market conditions may reduce the Company’s ability to issue debt or equity securities.

Liquidity and Capital Resources Outlook

At March 31, 2013, there was $620 million in cash and short-term investments available at the parent company level. For the remainder of 2013, the parent company’s cash requirements include scheduled interest payments of approximately $200 million on long-term debt (including current maturities) of $5.0 billion outstanding at March 31, 2013. In addition, $400 million of commercial paper will mature over the next three months. The Company expects to make additional contributions to the pension plan of $244 million for the remainder of the year. The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing a portion of the maturing commercial paper borrowings with new commercial paper.

In the first quarter of 2013 the Company effectively exited the run-off reinsurance business and paid $1.5 billion of the $2.2 billion reinsurance premium due to Berkshire.  The $1.5 billion was funded primarily from sales of investment assets, parent company cash and commercial paper borrowing of $200 million.  In April 2013, the Company used security repurchase agreements to increase short-term borrowings and paid the remaining reinsurance premium to Berkshire.  During the remainder of 2013, the Company expects to complete additional asset sales, realize additional related tax benefits and repay all short-term borrowings associated with the transaction.  The Company expects to have used approximately $75 million of parent company cash to fund the transaction after all asset sales are completed and tax benefits are realized.

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

However, the Company’s cash projections may not be realized and the demand for funds could exceed available cash if, for example:

•	ongoing businesses experience unexpected shortfalls in earnings;

•

regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries (including the impact of equity market deterioration and volatility on subsidiary capital);

•	significant disruption or volatility in the capital and credit markets reduces the Company’s ability to raise capital; or

•	a substantial increase in funding over current projections is required for the Company’s pension plan.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.0 billion from its principal insurance subsidiaries without prior state approval. As of March 31, 2013, the Company’s insurance subsidiaries had $648 million of net intercompany loan balances owed to the parent company.

In addition, the Company may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of March 31, 2013, the Company had $1.4 billion of borrowing capacity under the credit agreement, reflecting $66 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $5.0 billion of borrowing capacity in addition to the $5.4 billion of debt outstanding.

The Company maintains a capital management strategy to permanently invest the earnings of certain of its foreign operations overseas.  During the first quarter of 2012, the Company expanded this strategy to its China and Indonesia operations.  Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations.  As of March 31, 2013 permanently reinvested earnings were approximately $718 million.   Approximately $300 million of cash and cash equivalents held in these countries would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

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

There is no update to the contractual obligations previously provided in the Company’s 2012 Form 10-K.

INVESTMENT ASSETS

The Company’s investment assets do not include separate account assets.  Additional information regarding the Company’s investment assets and related accounting policies is included in Notes 2, 8, 9, 10, 11 and 14 to the Consolidated Financial Statements.  More detailed information about the fixed maturities portfolios by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 9 to the Consolidated Financial Statements and Notes 2, 11, 12 and 18 to the Consolidated Financial Statements in the Company’s 2012 Form 10-K.

During the three months ended March 31, 2013, the Company’s fixed maturities decreased approximately $1.1 billion due primarily to asset sales to fund the reinsurance transaction with Berkshire, however, the mix of investments and their primary characteristics had not materially changed since December 31, 2012.   The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type with the consumer sector representing the largest single industry concentration approximating 10% of total invested assets as of March 31, 2013.  The Company’s commercial mortgage loan portfolio is diversified by property type, geographic location and borrower.

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and hybrid and trading securities.  The Company estimates fair values using prices from third parties or internal pricing methods.  Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value.  Internal pricing methods are performed by the Company’s investment professionals, and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors.  In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

The Company is responsible for determining fair value, as well as the appropriate level within the fair value hierarchy as defined in Note 8 to the Consolidated Financial Statements, based on the significance of unobservable inputs.   The Company reviews methodologies and processes of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates.  The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value.  These analyses include reviewing to ensure that prices do not become stale and whether changes from prior valuations are reasonable or require additional review.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  Exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.

The following table reflects the Company’s fixed maturity portfolio by type of issuer as of March 31, 2013 and December 31, 2012:

(In millions)	March 31, 2013	December 31, 2012

Federal government and agency	$847	$902

State and local government	2,401	2,437

Foreign government	1,242	1,322

Corporate	11,006	11,896

Federal agency mortgage-backed	107	122

Other mortgage-backed	83	89

Other asset-backed	914	937

Total	$16,600	$17,705

As of March 31, 2013, $14.8 billion, or 89%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.8 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed during the year.

The net appreciation of the Company’s fixed maturity portfolio decreased approximately $155 million in the three months ended March 31, 2013 driven by an increase in market yields and realized investment gains associated with asset sales.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $26 million in aggregate as of March 31, 2013.  See Note 9 to the Consolidated Financial Statements for further information.

Corporate fixed maturities includes private placement investments of $5.0 billion, which are generally less marketable than publicly-traded bonds, but yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  The Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Also included in corporate fixed maturities are investments in companies that are domiciled or have significant business interests in European countries with the most significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  Fixed maturity investments in these companies represent approximately $382 million at March 31, 2013, have an average quality rating of BAA and are diversified by industry sector.  Financial institutions comprised less than 2% of investments in these companies.

The Company invests in high quality foreign government obligations, with an average quality rating of AA as of March 31, 2013.  These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations, including government obligations of South Korea, Indonesia, Taiwan and Hong Kong.  Foreign government obligations also include $178 million of investments in European sovereign debt, none of which are in countries with the most significant political or economic concerns.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $34 million.  The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees.   As of March 31, 2013, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.  As of March 31, 2013, approximately 63% or $1,520 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support.  The quality ratings of these investments with and without this guaranteed support as of March 31, 2013 were as follows:

		As of March 31, 2013

		Fair Value

(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$137	$136

	Aa1-Aa3	1,056	1,013

	A1-A3	284	323

	Baa1-Baa3	43	23

	Ba1-Ba3	-	25
Total state and local governments		$1,520	$1,520

As of March 31, 2013, the Company’s investments in other asset and mortgage-backed securities totaling $1,104 million included $505 million of  private placement securities with an average quality rating of BAA- that are guaranteed by monoline bond insurers.  Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of March 31, 2013, the Company had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of March 31, 2013 were:

(In millions) Guarantor	As of March 31, 2013

Indirect Exposure

National Public Finance Guarantee (formerly MBIA, Inc.)	$1,231
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	571
AMBAC	185
Financial Guaranty Insurance Co.	38
Total	$2,025

Commercial Mortgage Loans

The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower to reduce exposure to potential losses.  Loans are secured by high quality commercial properties and are generally made at less than 75% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

The Company completed its most recent annual in-depth review of its commercial mortgage loan portfolio during the second quarter of 2012. This review included an analysis of each property’s year-end 2011 financial statements, rent rolls, operating plans and budgets for 2012, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value remained at 65% at March 31, 2013 when compared to December 31, 2012.  The portfolio’s average debt service coverage ratio was estimated to be 1.55 at March 31, 2013, essentially unchanged from 1.56 as of December 31, 2012.

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

The following table reflects the commercial mortgage loan portfolio as of March 31, 2013, summarized by loan-to-value ratio based primarily on the annual loan review completed during the second quarter of 2012.

Loan-to-Value Distribution

Loan-to-Value Ratios (In millions)	Amortized Cost

	Senior	Subordinated	Total	% of Mortgage Loans

Below 50%	$291	$61	$352	13%
50% to 59%	770	-	770	27%
60% to 69%	692	24	716	25%
70% to 79%	414	14	428	15%
80% to 89%	303	27	330	12%
90% to 99%	102	-	102	4%
100% or above	113	-	113	4%
Totals	$2,685	$126	$2,811	100%

As summarized above, $126 million or 4% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors.  This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, there are two loans in the “100% or above” category with an aggregate carrying value of $47 million that exceed the value of their underlying properties by $5 million.  Both of these loans have current debt service coverage of 1.0 or greater, along with significant borrower commitment.  The remaining $66 million includes two loans with carrying value equal to the value of the underlying properties.

The commercial mortgage portfolio contains approximately 140 loans.   Four impaired loans with a carrying value totaling $125 million are classified as problem or potential problem loans, including two loans totaling $60 million that are current based on restructured terms and two loans totaling $65 million, net of reserves, that are current but full collection of principal is not expected.  All of the remaining loans continue to perform under their contractual terms.   The Company has $448 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

The Company’s other long-term investments include $1,163 million in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given its subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 80 separate partnerships, and approximately 50 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of March 31, 2013, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $38 million. Fund investment values continued to improve, but remained at depressed levels reflecting the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets, particularly in the commercial real estate market. The Company expects to recover its carrying value over the average remaining life of these investments of approximately 5 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2013 or 2012.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2013			December 31, 2012
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$33	$(17)	$16	$35	$(17)	$18
Problem commercial mortgage loans (1)	104	(16)	88	104	(16)	88
Foreclosed real estate	28	-	28	29	-	29
Total problem investments	$165	$(33)	$132	$168	$(33)	$135
Potential problem bonds	$30	$(9)	$21	$30	$(9)	$21
Potential problem commercial mortgage loans	162	(7)	155	162	(7)	155
Total potential problem investments	$192	$(16)	$176	$192	$(16)	$176

(1) At March 31, 2013 and December 31, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem investments represent less than 1% of total investments excluding policy loans at March 31, 2013 and were essentially unchanged from December 31, 2012.

Net potential problem investments were unchanged from December 31, 2012 and represent less than 1% of total investments excluding policy loans at March 31, 2013.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement.  In the above table, problem and potential problem commercial mortgage loans totaling $125 million (net of valuation reserves) at March 31, 2013, are considered impaired.   See Note 9 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.

Included in after-tax realized investment results were changes in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturity securities as follows:

	Three Months Ended March 31,
(In millions)	2013	2012
Credit-related (1)	$-	$(3)
Other	-	(1)
Total	$-	$(4)

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves related to commercial mortgage loans.  There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

Investment Outlook

The financial markets continue to be impacted by economic uncertainty in the United States and Europe, however, asset values were stable in the first quarter of 2013.  Future realized and unrealized investment results will be impacted largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary.  Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term.  The Company could experience losses related to investment impairments resulting from unfavorable credit deterioration and equity market and interest rate movements. These losses could adversely impact the Company’s consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

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

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Cigna Corporation and its subsidiaries (the “Company”) and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors.  Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties.  These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made.  Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s strategic initiatives, litigation and other legal matters, operational improvement initiatives in the health care operations, and the outlook for the Company’s full year 2013 and beyond results.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should” or similar expressions.

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
7.

the ability of the Company to execute its growth plans by successfully leveraging capabilities and integrating acquired businesses, including the HealthSpring businesses by, among other things, operating Medicare Advantage plans and HealthSpring’s prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms or maintaining performance under Medicare contracts, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

8.	risks associated with security or interruption of information systems, that could, among other things, cause operational disruption;
9.

risks associated with the Company’s information technology strategy, including that the failure to make effective investments or execute improvements may impede the Company’s ability to deliver services efficiently;

10.	the failure to maintain effective prevention, detection and control systems for regulatory compliance and detection of fraud and abuse;
11.

risks associated with the Company’s mail order pharmacy business that, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

12.	liability associated with the Company’s operations of onsite clinics and medical facilities, including the health care centers operated by the HealthSpring business;
13.	heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company’s businesses, primarily the Global Health Care business;
14.	significant stock market declines, that could, among other things, impact the Company’s pension plans in future periods as well as the recognition of additional pension obligations;
15.	significant changes in market interest rates or sustained deterioration in the commercial real estate markets that could reduce the value of the Company’s investment assets;
16.

downgrades in the financial strength ratings of the Company’s insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business or limit the subsidiaries’ ability to dividend capital to the parent company, resulting in changes in statutory reserve or capital requirements or other financial constraints;

17.	significant deterioration in global market economic conditions and market volatility that could have an adverse effect on the Company’s investments, liquidity and access to capital markets;
18.

unfavorable developments in economic conditions that could, among other things, have an adverse effect on the impact on the businesses of our customers (including the amount and type of health care services provided to their workforce, loss in workforce and ability to pay their obligations), the businesses of hospitals and other providers (including increased medical costs) or state and federal budgets for programs, such as Medicare or social security, resulting in a negative impact to the Company’s revenues or results of operations;

19.

risks associated with the Company’s reinsurance arrangements for the run-off retirement benefits business, individual life insurance and annuity business, variable annuity death benefits and guaranteed minimum income benefits business, including but not limited to, failure by reinsurers to meet their reinsurance obligations or that the reinsurance arrangements do not otherwise provide adequate protection; or

20.

potential public health epidemics, pandemics, natural disasters and bio-terrorist activity that could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected.

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

 Part II.  OTHER INFORMATION

Item 1.                              LEGAL PROCEEDINGS

The information contained under “Litigation Matters” in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A. RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2012 includes a detailed description of its risk factors.

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2013:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2013	11,581	$ 55.38	-	$ 314,709,797
February 1-28, 2013	81,630	59.39	-	814,709,797
March 1-31, 2013	2,147,502	60.97	1,570,900	717,425,709
Total	2,240,713	$ 60.88	1,570,900	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 11,581 shares in January, 81,630 shares in February and 576,602 shares in March 2013.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $717 million as of March 31, 2013 and $565 million as of May 2, 2013.

(3)             Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

(a)         See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	May 2, 2013
By:	/s/ Ralph J. Nicoletti

Ralph J. Nicoletti
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	(a) Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b) Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c) Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 (c) to the registrant’s Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.
	(d) Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e) Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f) Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g) Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h) Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i) Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2011 and incorporated herein by reference.

E-1

4.2	Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Retention Agreement dated October 24, 2011 with Herbert Fritch	Filed herewith.
10.2	Agreement dated December 7, 2011 with Herbert Fritch	Filed herewith.
10.3	HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the “HealthSpring Equity Incentive Plan”)	Filed herewith.
10.4	HealthSpring Equity Incentive Plan: Form of Restricted Share Award Agreement	Filed herewith.
10.5	HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed herewith.
10.6	Amendment No. 3 to the Cigna Long Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
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