Form 10-Q
period 2013-06-30
CIGNA CORP
filed 2013-08-01
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 15, 2013,  282,839,284 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Revenues
Premiums and fees	$7,172	$6,651	$14,486	$12,758
Net investment income	289	283	576	571
Mail order pharmacy revenues	437	402	862	788
Other revenues	56	90	74	50
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(8)	(3)	(8)	(6)
Other realized investment gains (losses)	34	(1)	173	15
Total realized investment gains (losses)	26	(4)	165	9
Total revenues	7,980	7,422	16,163	14,176
Benefits and Expenses
Global Health Care medical claims expense	3,904	3,707	7,951	7,023
Other benefit expenses	997	912	2,859	1,737
Mail order pharmacy cost of goods sold	362	330	706	651
GMIB fair value loss	-	87	-	20
Other operating expenses	1,950	1,798	3,806	3,605
Total benefits and expenses	7,213	6,834	15,322	13,036
Income before Income Taxes	767	588	841	1,140
Income taxes (benefits):
Current	181	211	80	346
Deferred	80	(3)	196	43
Total income taxes	261	208	276	389
Net Income	506	380	565	751
Less: Net Income Attributable to Redeemable Noncontrolling Interest	1	-	3	-
Shareholders’ Net Income	$505	$380	$562	$751
Shareholders’ Net Income Per Share:
Basic	$1.79	$1.33	$1.99	$2.63
Diluted	$1.76	$1.31	$1.95	$2.59
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Shareholders’ net income	$505	$380	$562	$751
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	(269)	63	(341)	86
Equity securities	-	1	2	2
Net unrealized appreciation (depreciation), on securities	(269)	64	(339)	88
Net unrealized appreciation , derivatives	6	5	9	-
Net translation of foreign currencies	(16)	(43)	(74)	(8)
Postretirement benefits liability adjustment	21	25	61	36
Shareholders’ other comprehensive income (loss)	(258)	51	(343)	116
Shareholders’ comprehensive income	247	431	219	867
Comprehensive income (loss) attributable to redeemable noncontrolling interest:
Net income attributable to redeemable noncontrolling interest	1	-	3	-
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(6)	-	(9)	-
Total comprehensive income	$242	$431	$213	$867

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	June 30, 2013		December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $14,315; $15,481)		$15,767		$17,705
Equity securities, at fair value (cost, $130; $121)		122		111
Commercial mortgage loans		2,570		2,851
Policy loans		1,522		1,501
Real estate		85		83
Other long-term investments		1,269		1,255
Short-term investments		296		154
Total investments		21,631		23,660
Cash and cash equivalents		3,209		2,978
Accrued investment income		233		258
Premiums, accounts and notes receivable, net		1,977		1,777
Reinsurance recoverables		7,407		6,256
Deferred policy acquisition costs		1,262		1,198
Property and equipment		1,191		1,120
Deferred income taxes, net		335		374
Goodwill		5,986		6,001
Other assets, including other intangibles		2,633		2,355
Separate account assets		7,965		7,757
Total assets		$53,829		$53,734
Liabilities
Contractholder deposit funds		$8,531		$8,508
Future policy benefits		9,306		9,265
Unpaid claims and claim expenses		4,161		4,062
Global Health Care medical claims payable		2,003		1,856
Unearned premiums and fees		587		549
Total insurance and contractholder liabilities		24,588		24,240
Accounts payable, accrued expenses and other liabilities		6,217		6,667
Short-term debt		153		201
Long-term debt		5,030		4,986
Separate account liabilities		7,965		7,757
Total liabilities		43,953		43,851
Contingencies — Note 17
Redeemable noncontrolling interest		101		114
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,326		3,295
Net unrealized appreciation, fixed maturities	$542		$883
Net unrealized appreciation, equity securities	6		4
Net unrealized depreciation, derivatives	(19)		(28)
Net translation of foreign currencies	(5)		69
Postretirement benefits liability adjustment	(1,538)		(1,599)
Accumulated other comprehensive loss		(1,014)		(671)
Retained earnings		12,806		12,330
Less treasury stock, at cost		(5,435)		(5,277)
Total shareholders’ equity		9,775		9,769
Total liabilities and equity		$53,829		$53,734
Shareholders’ Equity Per Share		$34.46		$34.18

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other				Redeemable
For the three months ended June 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling
(In millions, except per share amounts)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest

Balance at April 1, 2013,	$92	$3,305	$(756)	$12,328	$(5,309)	$9,660	$113
Effect of issuing stock for employee benefit plans		21		(27)	81	75
Other comprehensive loss			(258)			(258)	(6)
Net income				505		505	1
Repurchase of common stock					(207)	(207)
Distribution to redeemable noncontrolling interest							(7)
Balance at June 30, 2013	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$101

For the three months ended June 30, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Redeemable Noncontrolling Interest
Balance at April 1, 2012,	$92	$3,268	$(722)	$11,123	$(5,200)	$8,561
Effect of issuing stock for employee benefit plans		8		(2)	24	30
Other comprehensive income			51			51
Net income				380		380
Balance at June 30, 2012	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other				Redeemable
For the six months ended June 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling
(In millions, except per share amounts)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest

Balance at January 1, 2013,	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$114
Effect of issuing stock for employee benefit plans		31		(75)	146	102
Other comprehensive loss			(343)			(343)	(9)
Net income				562		562	3
Common dividends declared (per share: $0.04)				(11)		(11)
Repurchase of common stock					(304)	(304)
Distribution to redeemable noncontrolling interest							(7)
Balance at June 30, 2013	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$101

For the six months ended June 30, 2012 (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2012,	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994
Effect of issuing stock for employee benefit plans		88		(26)	110	172
Other comprehensive income			116			116
Net income				751		751
Common dividends declared (per share: $0.04)				(11)		(11)
Balance at June 30, 2012	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$565	$751
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation and amortization	299	270
Realized investment gains	(165)	(9)
Deferred income taxes	196	43
Gains on sale of businesses	(8)	(9)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(192)	(96)
Reinsurance recoverables	356	37
Deferred policy acquisition costs	(140)	(72)
Other assets	251	(69)
Insurance liabilities	779	731
Accounts payable, accrued expenses and other liabilities	(359)	143
Current income taxes	(89)	129
Cash used to effectively exit run-off reinsurance business	(2,196)	-
Other, net	(20)	28
Net cash (used in) / provided by operating activities	(723)	1,877
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,269	347
Equity securities	3	8
Commercial mortgage loans	241	286
Other (primarily short-term and other long-term investments)	411	429
Investment maturities and repayments:
Fixed maturities	821	670
Equity securities	18	-
Commercial mortgage loans	57	199
Investments purchased:
Fixed maturities	(914)	(1,330)
Equity securities	(28)	(4)
Commercial mortgage loans	(22)	(208)
Other (primarily short-term and other long-term investments)	(460)	(415)
Property and equipment purchases	(209)	(208)
Acquisitions and dispositions, net of cash acquired	(40)	(3,197)
Net cash provided by / (used in) investing activities	1,147	(3,423)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	738	688
Withdrawals and benefit payments from contractholder deposit funds	(669)	(626)
Change in cash overdraft position	29	9
Net change in short-term debt	(48)	122
Repayment of long-term debt	-	(326)
Repurchase of common stock	(277)	-
Issuance of common stock	91	52
Common dividends paid	(11)	(11)
Distribution to redeemable noncontrolling interest	(7)	-
Net cash used in financing activities	(154)	(92)
Effect of foreign currency rate changes on cash and cash equivalents	(39)	(7)
Net increase / (decrease) in cash and cash equivalents	231	(1,645)
Cash and cash equivalents, January 1,	2,978	4,690
Cash and cash equivalents, June 30,	$3,209	$3,045
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$154	$211
Interest paid	$130	$116

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

The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services,  the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to these ongoing operations, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

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

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. Certain reclassifications have been made to prior period amounts to conform to the current presentation.  In particular, as a result of the changes in segment reporting discussed further in Note 16, benefits expense amounts previously reported in Other Benefits Expense for the international health care business have been reclassified to Global Health Care Medical Claims Expense in the Consolidated Statement of Income for the three months and six months ended June 30, 2012.

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

Investment Company Accounting (ASU 2013-08).   The FASB recently issued accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures.  This guidance confirms that parent company accounting for an investment company should reflect fair value accounting and is effective beginning on January 1, 2014.  Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

The redeemable noncontrolling interest is classified as temporary equity in the Company’s Consolidated Balance Sheet because Finansbank has the right to require the Company to purchase its 49% interest for the value of its net assets and the in-force business in 15 years.

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

The results of Finans Emeklilik have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months and six months ended June 30, 2012.

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

The results of Great American Supplemental Benefits have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months and six months ended June 30, 2012.

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

The results of HealthSpring have been included in the Company’s Consolidated Financial Statements from the date of the acquisition.  Revenues of HealthSpring included in the Company’s results for the six months ended June 30, 2012 were approximately $2.5 billion.

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

Six Months Ended
(In millions, except per share amounts)	June 30, 2012
Total revenues	$14,734
Shareholders’ net income	$761
Earnings per share:
Basic	$2.66
Diluted	$2.62

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2013
Shareholders’ net income	$505		$505
Shares (in thousands):
Weighted average	282,043		282,043
Common stock equivalents		5,043	5,043
Total shares	282,043	5,043	287,086
EPS	$1.79	$(0.03)	$1.76
2012
Shareholders’ net income	$380		$380
Shares (in thousands):
Weighted average	285,690		285,690
Common stock equivalents		4,857	4,857
Total shares	285,690	4,857	290,547
EPS	$1.33	$(0.02)	$1.31

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Six Months Ended June 30,
2013
Shareholders’ net income	$562		$562
Shares (in thousands):
Weighted average	282,919		282,919
Common stock equivalents		5,248	5,248
Total shares	282,919	5,248	288,167
EPS	$1.99	$(0.04)	$1.95
2012
Shareholders’ net income	$751		$751
Shares (in thousands):
Weighted average	285,425		285,425
Common stock equivalents		4,348	4,348
Total shares	285,425	4,348	289,773
EPS	$2.63	$(0.04)	$2.59

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Antidilutive options	1.8	2.4	1.8	3.1

The Company held 82,496,367 shares of common stock in Treasury as of June 30, 2013, and 77,780,090 shares as of June 30, 2012.

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

	June 30,	December 31,
(In millions)	2013	2012
Incurred but not yet reported	$1,666	$1,541
Reported claims in process	222	243
Physician incentives and other medical expense payable	115	72
Medical claims payable	$2,003	$1,856

Activity in medical claims payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2013	2012
Balance at January 1,	$1,856	$1,305
Less: Reinsurance and other amounts recoverable	242	249
Balance at January 1, net	1,614	1,056
Acquired net:	-	504
Incurred claims related to:
Current year	8,109	14,428
Prior years	(158)	(200)
Total incurred	7,951	14,228
Paid claims related to:
Current year	6,458	12,854
Prior years	1,290	1,320
Total paid	7,748	14,174
Ending Balance, net	1,817	1,614
Add: Reinsurance and other amounts recoverable	186	242
Ending Balance	$2,003	$1,856

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the six months ended June 30, 2013, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $158 million, or 1.1% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $66 million, or 0.5% of the favorability while actual medical cost trend resulted in the remaining $92 million, or 0.6%.

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

The impact of prior year development on shareholders’ net income was $68 million for the six months ended June 30, 2013 compared with $58 million for the six months ended June 30, 2012.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services, as well as the impact of the medical loss ratio (MLR) rebate accrual.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Third, changes in reserves for the Company’s retrospectively experience-rated business for accounts in surplus do not usually impact shareholders’ net income because such amounts are generally offset by a change in the liability to the policyholder.  An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges. For additional information regarding the Company’s retrospectively experience rated business, see page 6 of the Company’s 2012 Form 10-K.

The determination of liabilities for Global Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2012 Form 10-K.

Note 6 — Reinsurance

The Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses.  Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability.  The Company regularly evaluates the financial condition of its reinsurers and monitors its concentrations of credit risk.

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

This transaction resulted in an after-tax charge to shareholders’ net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows:  $727 million in other benefits expense; $45 million in GMIB fair value loss; and $9 million in other operating expenses). The reinsurance premium due to Berkshire under the agreement was $2.2 billion, of which $1.5 billion was paid in the first quarter of 2013.  The remaining premium was paid in April 2013.  The reinsurance premium was funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

Recoverables for GMDB and GMIB Business

The Company had reinsurance recoverables related to the GMDB business of approximately $1.35 billion and GMIB assets of approximately $950 million as of June 30, 2013. Approximately 85% of the combined GMDB recoverables and GMIB assets of $2.3 billion are secured by assets in trust, letters of credit, or are not subject to collection risk.  Approximately $1.7 billion of the combined GMDB recoverables and GMIB assets relate to the February 4, 2013 reinsurance arrangement with Berkshire, including approximately $0.7 billion for the cost of reinsurance (excess of premium over recorded reserves).

The following disclosures for the reinsured GMDB and GMIB business provide further context to prior year results as well as activity in the assets and liabilities including the impacts of the reinsurance transaction with Berkshire.

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

The Company’s dynamic hedge programs were discontinued during the first quarter of 2013 due to the reinsurance agreement with Berkshire.  These programs were used to reduce certain equity and interest rate exposures associated with this business. These hedge programs generated losses of $32 million for the six months ended June 30, 2013, gains of $28 million for the three months ended June 30, 2012, and losses of $59 million for the six months ended June 30, 2012.  These amounts were included in Other Revenues.  Prior to the hedge programs being discontinued, amounts representing corresponding increases or reductions in liabilities for GMDB contracts were included in benefits and expenses.  As a result of discontinuing the hedge programs, the growth rate assumption for the underlying equity funds was changed to use long-term historical averages, resulting in a decrease in the gross reserve liability and the offsetting reinsurance recoverable.

For the year ended December 31, 2012, a reserve strengthening of $43 million ($27 million after-tax) was due primarily to reductions to the lapse rate assumptions, adverse interest rate impacts, and, to a lesser extent, an increase in the volatility and correlation assumptions, partially offset by favorable equity market conditions.  The adverse interest rate impacts reflect management’s consideration of the anticipated impact of continued low short-term interest rates.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2013	2012
Balance at January 1	$1,090	$1,170
Add: Unpaid claims	24	40
Less: Reinsurance and other amounts recoverable	42	53
Balance at January 1, net	1,072	1,157
Add: Incurred benefits	700	17
Less: Paid benefits (including $1,647 premium for Berkshire reinsurance)	1,675	102
Ending balance, net	97	1,072
Less: Unpaid claims	21	24
Add: Reinsurance and other amounts recoverable	1,344	42
Ending balance	$1,420	$1,090

Benefits paid and incurred are net of ceded amounts.  For the six months ended June 30, 2013, incurred benefits reflect the February 4, 2013 reinsurance transaction.  The remaining retained reserve as of June 30, 2013 is to cover claims retained by the Company, as well as ongoing administrative expenses.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The death benefit coverage in force for GMDB contracts assumed by the Company (and reinsured as of February 4, 2013) was $3.5 billion as of June 30, 2013 and $4 billion as of December 31, 2012.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 410,000 as of June 30, 2013 and 435,000 as of December 31, 2012). The aggregate value of the underlying mutual fund investments for these GMDB contracts, assuming no reinsurance, was $13.4 billion as of June 30, 2013 and $13.3 billion as of December 31, 2012.

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

The February 4, 2013 transaction with Berkshire described above resulted in an increase in GMIB assets, representing the increased receivable from that transaction. As of June 30, 2013, GMIB assets include $0.4 billion from Berkshire.

In addition, the GMIB business had GMIB assets of $0.5 billion (classified in Other assets, including other intangibles in the Consolidated Balance Sheet) from two other retrocessionaires as of June 30, 2013.

Other Run-off

The Company’s Run-off Reinsurance operations also assumed risks related to workers’ compensation and personal accident business, and purchased retrocessional coverage to reduce the risk of loss on these contracts.  The reinsurance recoverables were $121 million as of June 30, 2013 and 100% secured by assets in trust or letters of credit.

Other Reinsurance

Supplemental benefits business. The Company had reinsurance recoverables of $389 million as of June 30, 2013 and $402 million as of December 31, 2012 from Great American Life Insurance Company resulting from the acquisition of Great American’s Supplemental Benefits business on August 31, 2012. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller as part of the transaction. The resulting reinsurance recoverables are secured primarily by fixed maturities with book value equal to or greater than 100% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business.  The Company had reinsurance recoverables of $1.2 billion as of June 30, 2013 and $1.3 billion as of December 31, 2012 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer and is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities.  These fixed maturities are held in a trust established for the benefit of the Company.  As of June 30, 2013, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $4 billion as of June 30, 2013 and December 31, 2012 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements.  The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or they will be required to fully secure the outstanding balance.  As of June 30, 2013, both companies had ratings sufficient to avoid triggering this contractual obligation.

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Global Health Care, Global Supplemental Benefits and Group Disability and Life segments as well as the non-leveraged and leveraged corporate-owned life insurance business.  Reinsurance recoverables of $353 million as of June 30, 2013 are expected to be collected from more than 85 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of June 30, 2013, the Company’s recoverables related to these segments were net of a reserve of $4 million.

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2013, based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance.  In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Ceded premiums and fees
Individual life insurance and annuity business sold	$45	$46	$91	$97
Other	104	70	183	136
Total	$149	$116	$274	$233
Reinsurance recoveries
Individual life insurance and annuity business sold	$94	$69	$182	$137
Other	68	42	(194)	96
Total	$162	$111	$(12)	$233

As noted in the GMDB section above, recoveries for the six months ended June 30, 2013 are net of the impact of a decrease in reinsurance recoverables due to a change in the growth rate assumption, resulting from the discontinuance of the hedge programs following the reinsurance transaction with Berkshire.

Note 7 — Realignment and Efficiency Plan

During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs.  Summarized below is activity in the liability for the six months ended June 30, 2013:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Less: First Quarter 2013 Payments	8	1	9
Less: Second Quarter 2013 Payments	16	-	16
Balance, June 30, 2013	$43	$3	$46

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2013 and December 31, 2012 about the Company’s financial assets and liabilities carried at fair value.  Similar disclosures for separate account assets, which are also recorded at fair value on the Company’s Consolidated Balance Sheets, are provided separately as gains and losses related to these assets generally accrue directly to policyholders.

June 30, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$97	$653	$-	$750
State and local government	-	2,276	-	2,276
Foreign government	-	1,173	22	1,195
Corporate	-	9,983	537	10,520
Federal agency mortgage-backed	-	92	-	92
Other mortgage-backed	-	63	1	64
Other asset-backed	-	256	614	870
Total fixed maturities (1)	97	14,496	1,174	15,767
Equity securities	6	81	35	122
Subtotal	103	14,577	1,209	15,889
Short-term investments	-	296	-	296
GMIB assets (2)	-	-	945	945
Other derivative assets (3)	-	5	-	5
Total financial assets at fair value, excluding separate accounts	$103	$14,878	$2,154	$17,135
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$922	$922
Other derivative liabilities (3)	-	17	-	17
Total financial liabilities at fair value	$-	$17	$922	$939

(1)    Fixed maturities included $602 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $69 million of appreciation for securities classified in Level 3.

(2)    The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.

(3)    Other derivative assets included $5 million of interest rate and foreign currency swaps qualifying as cash flow hedges.  Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges.  See Note 10 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2013 or December 31, 2012.  The nature and use of these other derivatives are described in Note 10.

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

Fixed maturities and equity securities.  Approximately 8% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	June 30,	December 31,
(In millions)	2013	2012
Other asset and mortgage-backed securities - valued using pricing models	$615	$598
Corporate and government fixed maturities - valued using pricing models	428	596
Corporate fixed maturities - valued at transaction price	131	123
Equity securities - valued at transaction price	35	34
Total	$1,209	$1,351

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of June 30, 2013 and December 31, 2012.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of June 30, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$601	Liquidity	60 - 480 (140)
		Weighting of credit spreads	130 - 2,120 (325)
Corporate and government fixed maturities	$303	Liquidity	80 - 460 (180)

As of December 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$584	Liquidity	60 - 410 (140)
		Weighting of credit spreads	50 - 4,540 (410)
Corporate and government fixed maturities	$439	Liquidity	20 - 640 (190)

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

The nonperformance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (1) the GMIB liability to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (2) the GMIB asset to reflect a market participant’s view of the reinsurers’ credit risk, after considering collateral.  The estimated market-implied spread is company-specific for each party involved to the extent that company-specific market data is available and is based on industry averages for similarly-rated companies when company-specific data is not available.  The spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral.  The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 130 basis points for the GMIB liability with a weighted average of 50 basis points and ranged from 0 to 90 basis points for the GMIB reinsurance asset with a weighted average of 20 basis points for that portion of the interest rate curve most relevant to these policies.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2013 and 2012.  These tables exclude separate account assets as changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2013	$1,288	$1,117	$(1,099)	$18
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(156)	156	-
Other	4	1	-	1
Total gains (losses) included in shareholders’ net income	4	(155)	156	1
Losses included in other comprehensive income	(16)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(33)	-	-	-
Purchases, sales and settlements:
Purchases	35	-	-	-
Sales	(18)	-	-	-
Settlements	(10)	(17)	21	4
Total purchases, sales and settlements	7	(17)	21	4
Transfers into/(out of) Level 3:
Transfers into Level 3	15	-	-	-
Transfers out of Level 3	(56)	-	-	-
Total transfers into/(out of) Level 3	(41)	-	-	-
Balance at June 30, 2013	$1,209	$945	$(922)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(155)	$156	$1

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended June 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2012	$1,072	$617	$(1,162)	$(545)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	99	(186)	(87)
Other	3	-	-	-
Total gains (losses) included in shareholders’ net income	3	99	(186)	(87)
Losses included in other comprehensive income	(3)	-	-	-
Gain required to adjust future policy benefits for settlement annuities (1)	7	-	-	-
Purchases, sales and settlements:
Purchases	30	-	-	-
Settlements	(26)	(9)	16	7
Total purchases, sales and settlements	4	(9)	16	7
Transfers into/(out of) Level 3:
Transfers into Level 3	46	-	-	-
Transfers out of Level 3	(1)	-	-	-
Total transfers into/(out of) Level 3	45	-	-	-
Balance at June 30, 2012	$1,128	$707	$(1,332)	$(625)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$99	$(186)	$(87)

(1)  Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(205)	205	-
Other	10	2	-	2
Total gains (losses) included in shareholders’ net income	10	(203)	205	2
Losses included in other comprehensive income	(17)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(38)	-	-	-
Purchases, sales and settlements:
Purchases	40	-	-	-
Sales	(30)	-	-	-
Settlements	(61)	526	43	569
Total purchases, sales and settlements	(51)	526	43	569
Transfers into/(out of) Level 3:
Transfers into Level 3	69	-	-	-
Transfers out of Level 3	(115)	-	-	-
Total transfers into/(out of) Level 3	(46)	-	-	-
Balance at June 30, 2013	$1,209	$945	$(922)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$4	$(203)	$205	$2

(1)  Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	13	(33)	(20)
Other	3	-	-	-
Total gains (losses) included in shareholders’ net income	3	13	(33)	(20)
Gains included in other comprehensive income	5	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(4)	-	-	-
Purchases, sales and settlements:
Purchases	67	-	-	-
Settlements	(29)	(18)	34	16
Total purchases, sales and settlements	38	(18)	34	16
Transfers into/(out of) Level 3:
Transfers into Level 3	119	-	-	-
Transfers out of Level 3	(35)	-	-	-
Total transfers into/(out of) Level 3	84	-	-	-
Balance at June 30, 2012	$1,128	$707	$(1,332)	$(625)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$13	$(33)	$(20)

(1)  Amounts do not accrue to shareholders.

As noted in the tables above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:

•

Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities and for the impact of changes in non-performance risk related to GMIB assets and liabilities beginning February 4, 2013, similar to hedge ineffectiveness; and

•	GMIB fair value (gain) loss for amounts related to GMIB assets and liabilities, except for the impact of changes in non-performance risk subsequent to February 4, 2013.

In the tables above, gains and losses included in other comprehensive income are reflected in net unrealized appreciation (depreciation) on securities in the Consolidated Statements of Comprehensive Income.

Reclassifications impacting Level 3 financial instruments are reported as transfers into or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the six months ended June 30, 2013 and June 30, 2012, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of June 30, 2013 and December 31, 2012 separate account assets were as follows:

June 30, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$231	$277	$-	$508
Non-guaranteed separate accounts (1)	1,682	4,726	1,049	7,457
Total separate account assets	$1,913	$5,003	$1,049	$7,965

(1)  As of June 30, 2013, non-guaranteed separate accounts included $3.5 billion in assets supporting the Company’s pension plans, including $998 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
(In millions)	2013	2012
Balance at April 1	$1,011	$943
Policyholder gains (1)	22	9
Purchases, sales and settlements:
Purchases	57	16
Sales	-	-
Settlements	(39)	(18)
Total purchases, sales and settlements	18	(2)
Transfers into/(out of) Level 3:
Transfers into Level 3	-	2
Transfers out of Level 3	(2)	-
Total transfers into/(out of) Level 3	(2)	2
Balance at June 30,	$1,049	$952

(1)  Included in this amount are gains of $22 million attributable to instruments still held at June 30, 2013 and gains of $9 million attributable to instruments still held at June 30, 2012.

	Six Months Ended June 30,
(In millions)	2013	2012
Balance at January 1	$1,005	$750
Policyholder gains (1)	29	27
Purchases, sales and settlements:
Purchases	88	200
Sales	-	-
Settlements	(69)	(29)
Total purchases, sales and settlements	19	171
Transfers into/(out of) Level 3:
Transfers into Level 3	-	5
Transfers out of Level 3	(4)	(1)
Total transfers into/(out of) Level 3	(4)	4
Balance at June 30	$1,049	$952

(1)  Included in this amount are gains of $29 million attributable to instruments still held at June 30, 2013 and gains of $22 million attributable to instruments still held at June 30, 2012.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  During the six months ended June 30, 2013, impaired mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values resulting in realized investment losses of $5 million after-tax.

For the six months ended June 30, 2012, impaired mortgage loans representing less than 1% of total investments were written down to their fair values resulting in realized investment losses of $7 million after-tax.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2013 and December 31, 2012.

	Classification in	June 30, 2013		December 31, 2012
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,661	$2,570	$2,999	$2,851
Contractholder deposit funds, excluding universal life products	Level 3	$1,084	$1,070	$1,082	$1,056
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,523	$4,989	$5,821	$4,986

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

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities.  Approximately 60% of these balances can be withdrawn by the customer at any time without prior notice or penalty.  The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.  Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses.  The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts.  The Company had a reinsurance recoverable equal to the carrying value of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

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

Note 9 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments include other-than-temporary impairments on debt securities, but exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Fixed maturities	$22	$3	$89	$15
Equity securities	1	-	4	4
Commercial mortgage loans	(4)	(7)	(4)	(10)
Real estate	-	-	-	(1)
Other investments, including derivatives	7	-	76	1
Realized investment gains (losses) before income taxes	26	(4)	165	9
Less income taxes (benefits)	9	(1)	55	-
Net realized investment gains (losses)	$17	$(3)	$110	$9

Included in pre-tax realized investment gains (losses) above were changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Credit-related (1)	$(8)	$(9)	$(8)	$(14)
Other	(8)	(1)	(8)	(2)
Total	$(16)	$(10)	$(16)	$(16)

(1)                  Credit related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves and asset write-downs related to commercial mortgage loans and real estate entities. There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

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

	As of June 30,	As of December 31,
(In millions)	2013	2012
Included in fixed maturities:
Trading securities (amortized cost: $1; $1)	$1	$1
Hybrid securities (amortized cost: $15; $15)	15	15
Total	$16	$16
Included in equity securities:
Hybrid securities (amortized cost: $67; $84)	$53	$70

The following information about fixed maturities excludes trading and hybrid securities.  The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2013:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,075	$1,094
Due after one year through five years	4,942	5,312
Due after five years through ten years	4,707	5,073
Due after ten years	2,645	3,247
Mortgage and other asset-backed securities	930	1,025
Total	$14,299	$15,751

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without penalties.  Also, in some cases the Company may extend maturity dates.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $16 million at June 30, 2013 and December 31, 2012) by type of issuer is shown below.

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
Federal government and agency	$454	$297	$(1)	$750
State and local government	2,089	191	(4)	2,276
Foreign government	1,120	82	(7)	1,195
Corporate	9,707	852	(54)	10,505
Federal agency mortgage-backed	92	1	(1)	92
Other mortgage-backed	64	4	(4)	64
Other asset-backed	773	98	(2)	869
Total	$14,299	$1,525	$(73)	$15,751

(In millions)	December 31, 2012
Federal government and agency	$509	$393	$-	$902
State and local government	2,169	270	(2)	2,437
Foreign government	1,197	126	(1)	1,322
Corporate	10,590	1,308	(17)	11,881
Federal agency mortgage-backed	121	1	-	122
Other mortgage-backed	82	11	(4)	89
Other asset-backed	797	145	(6)	936
Total	$15,465	$2,254	$(30)	$17,689

The above table includes investments with a fair value of $2.8 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $614 million and gross unrealized depreciation of $12 million at June 30, 2013.  Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2012, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $883 million and gross unrealized depreciation of $8 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Proceeds from sales	$311	$134	$1,272	$355
Gross gains on sales	$23	$4	$83	$19
Gross losses on sales	$1	$1	$3	$1

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

Excluding trading and hybrid securities, as of June 30, 2013, fixed maturities with a decline in fair value from amortized cost (primarily corporate, and other asset and mortgage-backed securities) were as follows, including the length of time of such decline:

		Amortized	Unrealized	Number
(In millions)	Fair Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,406	$1,451	$(45)	606
Below investment grade	$391	$398	$(7)	407
More than one year:
Investment grade	$201	$216	$(15)	71
Below investment grade	$45	$51	$(6)	13

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of June 30, 2013.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower.  Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$323	$-	$-	$56	$-	$379
50% to 59%	592	118	-	18	-	728
60% to 69%	444	85	70	-	24	623
70% to 79%	123	144	-	-	-	267
80% to 89%	97	77	34	28	144	380
90% to 99%	-	-	58	50	68	176
100% or above	-	-	-	-	17	17
Total	$1,579	$424	$162	$152	$253	$2,570

	December 31, 2012
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$297	$8	$-	$50	$-	$355
50% to 59%	614	104	25	52	-	795
60% to 69%	562	75	-	66	-	703
70% to 79%	194	143	132	4	16	489
80% to 89%	45	42	131	18	58	294
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	17	66	113
Total	$1,726	$402	$318	$207	$198	$2,851

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2013 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio improved slightly to 64% at June 30, 2013 from 65% at December 31, 2012.   The portfolio’s average debt service coverage ratio was estimated to be 1.58 at June 30, 2013, a modest improvement from 1.56 at December 31, 2012.

Quality ratings are adjusted between annual reviews if new property information is received or events such as delinquency or a borrower’s request for restructure cause management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million.  The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as an other long-term investment.  This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted.  No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan.  Following the restructuring, the $100 million note was reclassified to good standing based on the results of the 2012 annual loan review and has been subsequently paid in full.

Other loans were modified during the six months ended June 30, 2013 and the twelve months ended December 31, 2012, but were not considered troubled debt restructures.  The impact of modifications to these loans was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $160 million at June 30, 2013 and $215 million at December 31, 2012.  At June 30, 2013 and December 31, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans.  Loans collateralized by industrial properties represented the most significant concentration by property type at June 30, 2013, with no significant concentration by property type at December 31, 2012.

Impaired commercial mortgage loans.  A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due (principal and interest) according to the terms of the original loan agreement. These loans are included in either problem or potential problem loans. The Company assesses each loan individually for impairment, using the information obtained from the quality review process discussed above.  Impaired loans are carried at the lower of unpaid principal balance or the fair value of the underlying real estate.  Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company does expect to recover their remaining carrying value primarily because it is less than the fair value of the underlying real estate.

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2013			December 31, 2012
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$93	$(11)	$82	$72	$(7)	$65
Impaired commercial mortgage loans with no valuation reserves	32	-	32	60	-	60
Total	$125	$(11)	$114	$132	$(7)	$125

The average recorded investment in impaired loans was $130 million at June 30, 2013 and $190 million at June 30, 2012.  The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the six months ended June 30, 2013 or 2012.  Interest income on impaired commercial mortgage loans was not significant for the six months ended June 30, 2013 or 2012.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2013	2012
Reserve balance, January 1,	$7	$19
Increase in valuation reserves	4	10
Transfers to other long-term investments	-	(16)
Reserve balance, June 30,	$11	$13

Short-term investments and cash equivalents.  Short-term investments and cash equivalents include corporate securities of $1.8 billion, federal government securities of $341 million and money market funds of $117 million as of June 30, 2013.   The Company’s short-term investments and cash equivalents as of December 31, 2012 included corporate securities of $1.1 billion, federal government securities of $167 million and money market funds of $217 million.

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

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of June 30, 2013 or December 31, 2012.

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

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	June 30, 2013	December 31, 2012
Interest rate swaps	$49	$58
Foreign currency swaps	133	133
Combination interest rate and foreign currency swaps	50	64
Total	$232	$255

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of	As of	As of	As of	For the three months ended		For the six months ended
	June 30,	December 31,	June 30,	December 31,	June 30,		June 30,
Instrument	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$3	$4	$-	$-	$-	$(1)	$(1)	$(1)
Foreign currency swaps	2	1	13	18	-	5	4	2
Combination interest rate and foreign currency swaps	-	-	4	13	10	2	9	-
Total	$5	$5	$17	$31	$10	$6	$12	$1

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months and six months ended June 30, 2013 and 2012, the gains (losses) reclassified from accumulated other comprehensive income into net income were not material.  No gains (losses) were recognized due to hedge ineffectiveness and no amounts were excluded from the assessment of hedge effectiveness.

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

For the six months ended June 30, 2013, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $94 million pre-tax in the aggregate ($61 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of the plan amendment described above, normal amortization, and the results of the annual actuarial review completed during the second quarter of 2013, partially offset by the effect of the curtailment.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$-	$-	$1	$1	$-	$1	$-	$1
Interest cost	46	50	91	99	3	4	6	8
Expected long-term return on plan assets	(68)	(67)	(136)	(134)	-	-	-	-
Amortization of:
Net loss from past experience	18	15	37	30	-	-	-	-
Prior service cost	-	-	-	-	(1)	(3)	(3)	(6)
Curtailment gain	-	-	-	-	-	-	(19)	-
Settlement loss	-	-	-	6	-	-	-	-
Net cost	$(4)	$(2)	$(7)	$2	$2	$2	$(16)	$3

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the six months ended June 30, 2013, the Company contributed $28 million that was required.  During the remainder of 2013, the Company expects to make additional contributions of $222 million.

Note 13 — Debt

Short-term and long-term debt were as follows:

	June 30,	December 31,
(In millions)	2013	2012
Short-term:
Commercial paper	$153	$200
Current maturities of long-term debt	-	1
Total short-term debt	$153	$201
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	299
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	82	38
Total long-term debt	$5,030	$4,986

As described in Note 3, the Company acquired HealthSpring on January 31, 2012.  At the acquisition date, HealthSpring had $326 million of debt outstanding.  In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition.  This repayment was reported as a financing activity in the statement of cash flows for the six months ended June 30, 2012.

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of June 30, 2013, the Company had $5.6 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $39 million issued as of June 30, 2013.

The Company was in compliance with its debt covenants as of June 30, 2013.

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

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Three Months Ended June 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(384)	$130	$(254)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(23)	8	(15)
Net unrealized depreciation, securities	$(407)	$138	$(269)
Net unrealized appreciation, derivatives	$10	$(4)	$6
Net translation of foreign currencies	$(23)	$7	$(16)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$17	$(6)	$11
Net change due to valuation update	16	(6)	10
Net postretirement benefits liability adjustment	$33	$(12)	$21
Three Months Ended June 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$98	$(32)	$66
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(3)	1	(2)
Net unrealized appreciation, securities	$95	$(31)	$64
Net unrealized appreciation, derivatives	$6	$(1)	$5
Net translation of foreign currencies	$(45)	$2	$(43)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$12	$(3)	$9
Net change due to valuation update	24	(8)	16
Net postretirement benefits liability adjustment	$36	$(11)	$25

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(420)	$142	$(278)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(93)	32	(61)
Net unrealized depreciation, securities	$(513)	$174	$(339)
Net unrealized appreciation, derivatives	$14	$(5)	$9
Net translation of foreign currencies	$(92)	$18	$(74)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$34	$(12)	$22
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	15	(5)	10
Net change due to valuation update and plan amendments	79	(28)	51
Net postretirement benefits liability adjustment	$94	$(33)	$61
Six Months Ended June 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$149	$(48)	$101
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(19)	6	(13)
Net unrealized appreciation, securities	$130	$(42)	$88
Net unrealized depreciation, derivatives	$-	$-	$-
Net translation of foreign currencies	$(2)	$(6)	$(8)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$24	$(8)	$16
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	30	(10)	20
Net change due to valuation update	24	(8)	16
Net postretirement benefits liability adjustment	$54	$(18)	$36

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

The permanent reinvestment of foreign operation earnings resulted in an increase to shareholders’ net income of $20 million for the six months ended June 30, 2013 and $22 million for the six months ended June 30, 2012, including $13 million resulting from the first quarter 2012 implementation for the Company’s China and Indonesia operations.  The Company has accumulated permanently reinvested foreign earnings of $792 million, that has resulted in cumulative unrecognized deferred tax liabilities of $135 million through June 30, 2013.

B.  Unrecognized Tax Benefits

Unrecognized tax benefits decreased for the six months ended June 30, 2013 by $12 million, including a $5 million decrease to shareholders’ net income.

The Company believes there could be a significant decline in the liability for unrecognized tax benefits upon recording of the IRS examination results for the 2009 and 2010 tax years later in 2013.  This decline is expected to increase shareholders’ net income, the impact of which could be material.  The Company also believes it reasonably possible that there could be significant change within the next twelve months in the level of unrecognized tax benefits due to certain other IRS related matters.  These additional changes are not expected to have a material impact on shareholders’ net income as they are attributable to matters affecting the timing of income tax deductions.

C.  Other Tax Matters

The Company’s long standing dispute with the IRS for tax years 2004 through 2006, regarding the appropriate reserve methodology for certain reinsurance contracts, has been finally resolved.  On February 28, 2013, the United States Tax Court entered its decision on this matter for the 2004 tax year, finding the Company had an overpayment of federal income tax for the period.  On January 9, 2013, the United States Tax Court entered its decision on this matter for the 2005 and 2006 tax years, finding that the Company had no additional tax liability for these years.

The Company anticipates that the IRS will complete its examination of the Company’s 2009 and 2010 consolidated federal income tax returns in the second half of 2013. The results of the audit are expected to increase shareholder’s net income in 2013 due to the recognition of previously unrecognized tax benefits, the amount of which could be material.

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

As a result of these changes, the financial results of Cigna’s businesses are now reported in the following segments:

Global Health Care aggregates the following two operating segments:

•                  The Commercial operating segment includes both the U.S. commercial and international health care businesses that offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals.  Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia.  Cigna services its globally mobile customers virtually everywhere in the world.  Many of these products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience rated.

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

Summarized segment financial information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,171	$5,859	$12,468	$11,165
Global Supplemental Benefits	622	458	1,234	910
Group Disability and Life	847	767	1,705	1,530
Run-off Reinsurance	(1)	37	(38)	(53)
Other Operations	38	39	76	78
Corporate	(12)	(17)	(23)	(34)
Total	$7,665	$7,143	$15,422	$13,596
Shareholders’ net income
Global Health Care	$379	$368	$806	$644
Global Supplemental Benefits	49	27	104	70
Group Disability and Life	104	91	102	159
Run-off Reinsurance	(3)	(62)	(486)	(32)
Other Operations	18	21	39	41
Corporate	(59)	(62)	(113)	(140)
Segment earnings	488	383	452	742
Realized investment gains (losses), net of taxes	17	(3)	110	9
Shareholders’ net income	$505	$380	$562	$751

Concentration of risk.  For the Company’s Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 50% of the segment’s revenues and 78% of the segment’s earnings for the six months ended June 30, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2013, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $524 million as of June 30, 2013.  Approximately 15% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of June 30, 2013.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 8 for further information on the fair value hierarchy.

Guaranteed minimum income benefit (GMIB) contracts.  Effective with the reinsurance agreement entered into on February 4, 2013, the Company has retrocessional coverage in place that covers the exposures on these contracts.  See Notes 6, 8 and 10 for further information on GMIB contracts.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of the contract.  Accordingly, the Company’s maximum potential undiscounted future payment of $916 million, without considering any retrocessional coverage, was determined using the following hypothetical assumptions:

• no annuitants surrendered their accounts;

• all annuitants lived to elect their benefit;

• all annuitants elected to receive their benefit on the next available date (2013 through 2018); and

• all underlying mutual fund investment values remained at the June 30, 2013 value of $1.1 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $283 million as of June 30, 2013, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2013 through 2042.  The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2013.

The Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease.  Guarantees of $16 million expire in 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $3 million as of June 30, 2013.

The Company had indemnification obligations as of June 30, 2013 in connection with acquisition, disposition and reinsurance exit transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2013.

Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the six months ended June 30, 2013 and 2012, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency.  In 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer.  The regulator has appealed the court’s decision.  During the second quarter of 2013, the regulator submitted a rehabilitation plan to the court that calls for significant benefit reductions to current policyholders. If the rehabilitation plan is approved by the court, guaranty fund payments may be required to restore to policyholders some of the benefit reductions mandated by the rehabilitation plan.  In addition, if the actions taken in the rehabilitation plan fail to improve this insurer’s financial condition, or if the state court’s ruling is overturned on appeal, this insurer may be forced to liquidate.  In that event, the Company would be required to pay additional future assessments.  Due to the uncertainties surrounding this matter, the Company is unable to estimate the amount of potential guaranty fund assessments.  The Company will continue to monitor this situation.

Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. Legal actions include benefit claims, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax matters, privacy, intellectual property claims and real estate related disputes.  Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertain income tax positions. Further information on income tax matters can be found in Note 15. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

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

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices.  Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the Centers for Medicare and Medicaid Services (CMS) and the Office of Inspector General (OIG).  With respect to Cigna’s Medicare Advantage business, CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits), that may result in retrospective adjustments to payments made to health plans.  Cigna’s expansion of its Medicare business with the acquisition of HealthSpring in 2012 may increase the risks the Company faces from lawsuits, regulatory audits, investigations and other legal or regulatory matters.  Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participation in government programs.

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

Litigation Matters

As of June 30, 2013, the Company had accrued pre-tax reserves of $200 million ($130 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.

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

Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit that issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna’s petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts’ decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company’s position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of “appropriate equitable relief” that plaintiffs may pursue as an alternative remedy.  The case was returned to the trial court and hearings took place on December 9, 2011 and March 29-30, 2012.  Over that summer, the trial judge passed away after a long illness and the case was re-assigned.

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

Plaintiffs filed a motion to certify a nationwide class of subscriber plaintiffs on December 19, 2011 that was denied on January 16, 2013.  Plaintiffs petitioned for an immediate appeal of the order denying class certification, but their petition was denied by the United States Court of Appeals for the Third Circuit on March 14, 2013, meaning that plaintiffs cannot appeal the denial of class certification until there is a final judgment in the case.  As a result, the case is proceeding in the District Court on behalf of the named plaintiffs only.

It is reasonably possible that others could initiate additional litigation or additional regulatory action against the Company with respect to use of data provided by Ingenix, Inc. The Company denies the allegations asserted in the investigations and litigation and will vigorously defend itself in these matters.

Adventist Health System.  The Company is defending an arbitration filed in February 2011 under the rules of the American Arbitration Association titled Adventist Health System v. Cigna HealthCare of Florida et al.  Adventist alleges that it was under-reimbursed by Cigna under an Orlando-based contract between the parties that expired in 2009. The final arbitration hearing is scheduled for October 2013.  The Company denies the claims in the arbitration and is vigorously defending its position.

Regulatory Matters

Disability claims regulatory matter.  Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry.  This has resulted in an increase in coordinated multi-state examinations that target specific market practices in lieu of regularly recurring examinations of an insurer’s overall operations conducted by an individual state’s regulators. The Company has been subject to such an examination and during the second quarter of 2013, finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to its long-term disability claims handling practices.

The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition that are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the prior period is three years.

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.  Most of the other jurisdictions have joined the agreement as participating, non-monitoring states.

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

The following discussion addresses the financial condition of the Company as of June 30, 2013, compared with December 31, 2012, and its results of operations for the three months and six months ended June 30, 2013 compared with the same periods last year.  This discussion should be read in conjunction with the MD&A included in the Company’s 2012 Form 10-K filed on February 28, 2013.

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

Business Strategy

For information on the Company’s business strategy, see page 1 of the Company’s 2012 Form 10-K. The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company’s ability to:

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

Pharmacy Benefit Management  (“PBM”) Services Agreement

On June 10, 2013, the Company entered into a ten-year pharmacy benefit management services agreement with Catamaran Corporation (“Catamaran”).  The Company believes that this agreement brings increased opportunity to create value for customers and clients by combining the customer focus and clinical experience of Cigna’s pharmacy team with Catamaran’s innovative capabilities and leveraging the purchasing scale of both companies.

Under the terms of the agreement, the Company will continue to offer fully integrated management of medical and pharmacy benefits, while partnering with Catamaran on sourcing, fulfillment and clinical services.  Cigna will continue to lead formulary management, clinical and product development and sales and marketing, as well as manage day-to-day customer and client-facing functions.  Cigna will continue to be the brand for all pharmacy-related customer interactions.  All home delivery prescription drugs and refills will be dispensed and distributed under the Cigna name and label.  Services expected to be provided by Catamaran under the agreement include the use of their technology and service platforms, prescription drug procurement and inventory management capabilities, order fulfillment services for Cigna’s home-delivery pharmacy, retail network contracting and claims processing services.

In the second quarter of 2013, the Company recorded one-time transaction costs of $37 million pre-tax, primarily for advisory fees associated with this agreement, resulting in an after-tax charge of $24 million that is reported as a special item. Cigna expects that this agreement will have an immaterial impact to adjusted income from operations in 2013, with a positive contribution to earnings beginning in 2014 through improved clinical management, purchasing and administrative efficiencies.

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

CONSOLIDATED RESULTS OF OPERATIONS

The Company measures the financial results of its segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) before after-tax realized investment results.  Adjusted income (loss) from operations is defined as consolidated segment earnings (loss) excluding special items (described in the table below) and results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by the Company’s management because it presents the underlying results of operations of the Company’s businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income.  This measure is not determined in accordance with accounting principles generally accepted in the United States (“GAAP”) and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders’ net income.

The Company excludes special items because management does not believe they are representative of the Company’s underlying results of operations.  The Company also excludes the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$7,172	$6,651	$14,486	$12,758
Net investment income	289	283	576	571
Mail order pharmacy revenues	437	402	862	788
Other revenues	56	90	74	50
Total realized investment gains (losses)	26	(4)	165	9
Total revenues	7,980	7,422	16,163	14,176
Benefits and expenses	7,213	6,834	15,322	13,036
Income before taxes	767	588	841	1,140
Income taxes	261	208	276	389
Net income	506	380	565	751
Less: net income attributable to redeemable noncontrolling interest	1	-	3	-
Shareholders’ net income	$505	$380	$562	$751

A reconciliation of shareholders’ net income to adjusted income from operations follows:

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Shareholders’ net income	$505	$380	$562	$751
Less: realized investment gains (losses), net of taxes	17	(3)	110	9
Segment earnings	488	383	452	742
Less: GMIB and special items (after-tax):
Results of GMIB business	-	(51)	25	(10)
Costs associated with PBM services agreement	(24)	-	(24)	-
Charge related to reinsurance transaction (See Note 6 to the Consolidated Financial Statements)	-	-	(507)	-
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	-	-	(51)	-
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	-	-	-	(28)
Litigation matter (See Note 17 to the Consolidated Financial Statements)	-	-	-	(13)
Adjusted income from operations	$512	$434	$1,009	$793

Summarized below is adjusted income from operations by segment and other key consolidated financial data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Adjusted Income (Loss) From Operations
Global Health Care	$403	$368	$830	$664
Global Supplemental Benefits	49	27	104	70
Group Disability and Life	104	91	153	159
Run-off Reinsurance	(3)	(11)	(4)	(22)
Other Operations	18	21	39	41
Corporate	(59)	(62)	(113)	(119)
Total	$512	$434	$1,009	$793

Other Key Consolidated Financial Data
Global Medical customers (in thousands)			14,286	13,843
Cash (used in) / provided by operating activities	$82	$936	$(723)	$1,877
Shareholders’ equity			$9,775	$9,022

Results of Operations

•        Consolidated Revenues increased 8% for the three months and 14% for the six months ended June 30, 2013 compared with the same periods in 2012 primarily due to continued customer growth in targeted market segments, higher specialty contributions, rate increases relatively consistent with underlying medical cost trends and revenues from Global Supplemental Benefits’ acquisitions in the second half of 2012.  For the six months ended June 30, 2013, an additional month of revenue from HealthSpring also contributed to the increase.

•        Shareholders’ net income increased 33% for the three months ended June 30, 2013, compared with the same period in 2012, due to higher adjusted income from operations, as described below, higher realized investment gains and the absence of the GMIB loss in 2012, partially offset by $24 million in after-tax costs associated with the PBM services agreement.  For the six months ended June 30, 2013 shareholders’ net income decreased 25%, compared with the same period in 2012, primarily reflecting the special items charges associated with the February 4, 2013 reinsurance agreement with Berkshire, the disability claims regulatory matter and the PBM service agreement, partially offset by higher adjusted income from operations, increased realized investment gains and to a lesser extent, the absence of the 2012 special item charges.

•        Adjusted income from operations increased 18% for the three months ended June 30, 2013, compared with the same period in 2012, reflecting earnings growth in each of the ongoing segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life) primarily due to revenue growth, continued low medical utilization in the commercial business and improved disability results.  For the six months ended June 30, 2013 adjusted income from operations increased 27%, compared with the same period in 2012, reflecting earnings growth in Global Health Care and Global Supplemental Benefits, partially offset by slightly lower earnings in Group Disability and Life.  See the segment discussions later in this MD&A for further information.

•        Medical customers increased 3% compared with the same period last year, primarily driven by continued growth in the middle, select, individual, and government market segments.

Liquidity and Financial Condition

During the six months ended June 30, 2013, the following items affected the Company’s liquidity and financial condition:

•                  Cash used in operating activities included payments totaling approximately $2.2 billion to Berkshire (see below).  Excluding that item, cash flows from operating activities decreased by $404 million primarily due to the timing of receipts for Medicare Advantage and certain Medicare Part D programs.  In the second quarter of 2012 the Company received approximately $825 million of reimbursements relating to the third quarter.  In 2013, such third quarter amounts were not received until July.  Partially offsetting this decrease were the favorable effects of higher adjusted income from operations and business growth in the ongoing operating segments during the six months ended June 30, 2013.  See the Liquidity and Capital Resources section of the MD&A for additional information.

•                  Reinsurance agreement with Berkshire. In the first quarter of 2013, the Company entered into an agreement with Berkshire to reinsure the GMDB and GMIB business for a reinsurance premium of $2.2 billion. Approximately $1.5 billion of the reinsurance premium was paid in the first quarter of 2013; the remainder was paid by April 30, 2013. The $2.2 billion premium was primarily funded by asset sales, available parent cash and tax benefits.  See the Liquidity and Capital Resources section of this MD&A for additional information.

•                  Pension Plan Contributions.  During the first half of 2013, the Company contributed $28 million of the $250 million planned for 2013.  Approximately $56 million of the remaining $222 million planned contributions is required. See Note 12 to the Consolidated Financial Statements for additional information.

•                  Share Repurchase. The Company repurchased 4.7 million shares of stock for $304 million during the six months ended June 30, 2013.  See the Liquidity and Capital Resources section of this MD&A for additional information.

Cash at the parent company as of June 30, 2013 was approximately $575 million.  Shareholders’ equity increased since the second quarter of 2012, reflecting strong earnings in the last six months of 2012 and the first six months of 2013, partially offset by the effect of share repurchase and unrealized losses on fixed maturities driven by rising interest rates.

Outlook for 2013

The Company expects 2013 consolidated adjusted income from operations to be higher than 2012 results, reflecting the 27% increase in adjusted income from operations for the first six months of 2013 and expected continuing solid performance through the remainder of 2013.  This outlook reflects the impact of sequestration; for further details see the discussion in the Industry Developments section of this MD&A. Information is not available for management to reasonably estimate realized investment results, or the financial impact of any additional special items in 2013. Special items for the remaining six months of 2013 could include amounts related to litigation, guaranty fund assessments, settlement of tax audits, and cost reduction initiatives.

The Company’s outlook for 2013 is subject to the factors cited above and in the Cautionary Statement of this Form 10-Q and the sensitivities discussed in the 2012 Form 10-K Critical Accounting Estimates section of the MD&A.

Revenues

Total revenues increased 8% for the three months ended and 14% for the six months ended June 30, 2013, compared with the same periods in 2012, reflecting the following:

Premiums and Fees

Premiums and fees increased 8% for the three months and 14% for the six months ended June 30, 2013, compared with the same periods in 2012 due to continued customer growth in targeted market segments, higher specialty contributions and rate increases relatively consistent with underlying medical cost trends in the commercial health care business. Additionally, business growth in the Group Disability and Life and Global Supplemental Benefits segments contributed to the increase, as did the acquisitions in late 2012 in the Global Supplemental Benefits segment.  For the six months ended June 30, 2013, the increase was also partially attributable to an additional month of premiums and fees from HealthSpring.

Net Investment Income

Net investment income increased 2% for the three months ended and 1% for the six months ended June 30, 2013, compared with the same periods in 2012, primarily reflecting higher yields driven in part by higher partnership income and mortgage prepayment fees, partially offset by lower average investment assets primarily due to the sale of assets to fund the reinsurance transaction with Berkshire.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased 9% for the three months and six months ended June 30, 2013 compared with the same periods in 2012, primarily reflecting higher prescription volume for specialty medications (injectibles).

Other Revenues

Prior to February 4, 2013 when this program was discontinued, other revenues included futures and swaps entered into as part of a dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations. See the Run-off Reinsurance section of the MD&A beginning on page 61 for more information on this program.  No gains or losses are included in other revenues related to this program for the three months ended June 30, 2013, compared with gains of $31 million for the three months ended June 30, 2012.  For the six months ended June 30, 2013, other revenues included pre-tax losses of $39 million compared with $64 million for the six months ended June 30, 2012 related to this program.

Excluding the impact of these swaps and futures contracts, other revenues decreased 5% for the three months ended and 1% for the six months ended June 30, 2013, compared with the same periods in 2012.

Realized Investment Results

Realized investment results increased for the three months ended June 30, 2013, compared with the same period in 2012 primarily attributable to higher gains on sales and prepayment fees related to fixed maturities.  Additionally, the increase reflects the sale of a real estate joint venture in the second quarter of 2013.

For the six months ended June 30, 2013, realized investment results increased significantly, compared with the same period in 2012, primarily due to gains on the sales of real estate joint ventures, higher gains on sales of fixed maturities largely to fund the February 4, 2013 reinsurance transaction, and higher prepayment fees related to fixed maturities.

See Note 9 to the Consolidated Financial Statements for additional information.

INDUSTRY DEVELOPMENTS

Disability Claims Regulatory Matter

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry.  This has resulted in an increase in coordinated multi-state examinations that target specific market practices in lieu of regularly recurring examinations of an insurer’s overall operations conducted by an individual state’s regulators. The Company has been subject to such an examination and, during the second quarter of 2013, finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to its long-term disability claims handling practices.

The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition that are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the prior period is three years.

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.  Most of the other jurisdictions have joined the agreement as participating, non-monitoring states.

Sequestration

On March 31, 2013, a sequestration order under the Budget Control Act of 2011 was issued that requires reductions in payments to Medicare Advantage (MA) and Prescription Drug Program (PDP) carriers.  Effective April 1, 2013, payments to MA and PDP carriers are reduced by 2%, with the reduction expected to remain in place through 2021. The lower rates will impact the Company’s revenue, and could be somewhat mitigated by reductions to medical cost reimbursements to health care providers.  The Company does not expect the overall earnings impact from sequestration to be material to consolidated results of operations.

Medicare Advantage Reimbursement Rates for 2014

On April 1, 2013, the Centers for Medicare and Medicaid Services (CMS) issued the final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies.  The Company is assessing the impact of this notice, and submitted proposed bids to CMS in the second quarter of 2013.  Management expects to continue to provide programs with attractive benefits to seniors.  The Company’s actual Medicare Advantage enrollment, revenues and earnings for 2014 will depend on the competitiveness of the products offered, as well as the Company’s ability to manage costs. The Company cautions that 2014 consolidated results from operations could vary materially from prior periods.

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

Commercial minimum medical loss ratio (“MLR”) requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to policyholders or, in some cases, group health plan participants with respect to the Company’s comprehensive commercial medical insurance and HMO plans if certain annual minimum loss ratios are not met.  The Company recorded its rebate accrual based on estimated medical loss ratios calculated as prescribed by the U.S. Department of Health and Human Services (“HHS”) using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance policies or service agreements.  HHS regulations permit adjustments to the claims used in the calculation for Cigna’s expatriate and limited benefits plans subject to the MLR minimums.  The adjustments for limited benefit plans are reduced each year through 2014 when it ends.  HHS recently issued sub-regulatory guidance that provides transitional relief from Health Care Reform for expatriate health coverage (including the MLR requirements) through plan years ending on or before December 31, 2015.

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

Health Care Reform also impacts Cigna’s Medicare Advantage and Medicare Part D prescription drug plan businesses in a variety of additional ways, including reduced Medicare premium rates (that began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage “benchmark” rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing “quality bonuses” for Medicare Advantage plans with a rating of four or five stars from CMS, and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap.  Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%.  Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.  The Company continues to evaluate the potential effect of these provisions.

Effective in 2014, each state is required to have a health insurance exchange for individuals and small employer groups to purchase insurance coverage, with enrollment processes scheduled to commence in October of 2013.  These exchanges may either be state-based, a state and federal partnership, or federally facilitated.  In the ten states where the Company currently offers individual coverage, most exchanges will be federally facilitated.  During the second quarter of 2013, the Company announced that it will offer coverage on five public health insurance exchanges (Arizona, Florida, Tennessee, Texas and Colorado).  The Company will continue to sell individual and family plans off-exchange in all ten states where such coverage is currently offered.

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

The Company regularly evaluates items that may impact critical accounting estimates.  As of June 30, 2013, there are no significant changes to the critical accounting estimates from what was reported in the 2012 Form 10-K.

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

Global Health Care aggregates the following two operating segments:

•                  The Commercial operating segment includes both the U.S. commercial and international health care businesses that offer insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated to provide comprehensive global health care benefit programs to employers and their employees, including globally mobile individuals.  Cigna, either directly or through its partners, offers some or all of these products and services in all 50 states, the District of Columbia, the U.S. Virgin Islands, and Canada, as well as many countries in Europe, the Middle East, and Asia.  Cigna services its globally mobile customers virtually everywhere in the world.  Many of these products and services are offered through a variety of funding arrangements such as administrative services only (ASO), guaranteed cost and retrospectively experience-rated.

•                  The Government operating segment offers Medicare Advantage plans to seniors in 15 states and the District of Columbia, Medicare Part D plans in all 50 states and the District of Columbia, and Medicaid plans.  Results for the Government operating segment include HealthSpring beginning at the January 31, 2012 date of acquisition.

The Company measures the operating effectiveness of the Global Health Care segment using the following key metrics:

•        segment earnings and adjusted income from operations;

•        customer growth;

•        sales of specialty products;

•        other operating expense as a percentage of segment revenues (operating expense ratio); and

•        medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$5,687	$5,398	$11,511	$10,267
Net investment income	82	61	157	127
Mail order pharmacy revenues	437	402	862	788
Other revenues	47	59	95	110
Segment revenues	6,253	5,920	12,625	11,292
Mail order pharmacy cost of goods sold	362	330	706	651
Benefits and other expenses	5,301	5,009	10,667	9,627
Benefits and expenses	5,663	5,339	11,373	10,278
Income before taxes	590	581	1,252	1,014
Income taxes	211	213	446	370
Segment earnings	379	368	806	644
Less: special items (after-tax) included in segment earnings:
Costs associated with PBM services agreement	(24)	-	(24)	-
Costs associated with the HealthSpring acquisition	-	-	-	(7)
Charge related to litigation matters (See Note 17 to the Consolidated Financial Statements)	-	-	-	(13)
Adjusted income from operations	$403	$368	$830	$664
Realized investment gains (losses), net of taxes	$(4)	$(3)	$51	$4

Segment earnings increased 3% for the three months and 25% for the six months ended June 30, 2013 compared with the same periods in 2012, due to higher adjusted income from operations, partially offset by the special item related to the PBM services agreement, with the six months ended also benefiting from the absence of special items for litigation and acquisition costs reported in the first quarter 2012.

The Global Health Care segment’s adjusted income from operations increased 10% for the three months and 25% for the six months ended June 30, 2013 compared with the same periods in 2012 primarily due to:

•        revenue growth in the Commercial operating segment, largely driven by a higher customer base, rate increases on most products that were relatively consistent with underlying medical cost trend, and increased specialty contributions;

•        continued low medical utilization in the commercial businesses; and

•        higher net investment income.

These results were partially offset by:

•        higher medical care ratios in Medicare Advantage and Medicare Part D, driven by lower per member revenue, including the impact of sequestration, with the six months ended also reflecting higher utilization in Medicare Advantage mainly due to increased flu related claims; and

•        higher operating expenses largely due to customer-driven volume growth partially offset by operating cost efficiencies.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Medical:
Guaranteed cost	$1,108	$1,057	$2,215	$2,085
Experience-rated(1)	569	525	1,140	1,030
Stop loss	467	413	931	820
International health care	438	413	882	809
Dental	282	247	565	493
Medicare	1,413	1,356	2,851	2,311
Medicaid	79	54	154	75
Medicare Part D	351	384	787	783
Other	182	166	364	333
Total premiums	4,889	4,615	9,889	8,739
Fees	798	783	1,622	1,528
Total premiums and fees	$5,687	$5,398	$11,511	$10,267

(1)             Includes minimum premium business that has a risk profile similar to experience-rated funding arrangements.  The risk portion of minimum premium revenue is reported in experience-rated medical premium whereas the self funding portion of minimum premium revenue is reported in fees.  Also, includes certain non-participating cases for which special customer level reporting of experience is required.

Premiums and fees increased 5% for the three months and 12% for the six months ended June 30, 2013 compared with the same periods in 2012, primarily driven by customer growth in the U.S. Commercial business, due to a higher ASO customer base resulting in higher fees, stop loss revenues and specialty contribution, as well as rate increases on most products, relatively consistent with underlying medical cost trends.  Premiums and fees from the international health care business increased primarily due to new sales and, to a lesser extent, the conversion of Vanbreda business from service to risk.  The higher premiums and fees also include increased revenues in the Government segment due to a higher customer base in Medicare Advantage, partially offset by the impact of sequestration effective April 1, 2013.  In addition, the six months ended June 30, 2013 also benefited from an additional month of premium from HealthSpring reflecting the timing of the acquisition on January 31, 2012.

Net investment income increased 34% for the three months and 24% for the six months ended June 30, 2013 compared with the same periods in 2012, reflecting higher assets and higher yields.

Mail order pharmacy revenue increased 9% for the three months and six months ended June 30, 2013 compared with the same periods of 2012 primarily reflecting higher prescription volume for specialty medications (injectibles).

Other revenues consist primarily of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Medical claims expense	$3,904	$3,707	$7,951	$7,023
Mail order pharmacy cost of goods sold	362	330	706	651
Operating expenses (excluding special items)	1,360	1,302	2,679	2,573
Special item(s)	37	-	37	31
Total benefits and expenses	$5,663	$5,339	$11,373	$10,278

	Three Months Ended June 30,		Six Months Ended June 30,
Selected ratios	2013	2012	2013	2012
Guaranteed cost medical care ratio	78.7%	80.1%	78.2%	78.2%
Medicare Advantage medical care ratio (excluding IPFFS)	82.9%	80.4%	83.6%	80.7%
Medicare Part D medical care ratio	91.1%	85.9%	95.2%	94.2%
Operating expense ratio (including special items)	22.3%	22.0%	21.5%	23.1%
Operating expense ratio (excluding special items)	21.7%	22.0%	21.2%	22.8%

Medical claims expense increased 5% for the three months and 13% for the six months ended June 30, 2013 compared with the same periods in 2012, primarily reflecting medical cost inflation and customer growth, with the six months ended June 30, 2013 also driven by an additional month of claims expense from HealthSpring and, to a lesser extent, an increase in utilization in Medicare Advantage mainly due to increased flu-related claims.

Operating expenses (including special items) increased 7% for the three months and 4% for the six months ended June 30, 2013 compared with the same periods in 2012. Excluding special items, operating expenses increased 4% for the three months and six months ended June 30, 2013 compared with the same periods in 2012.  For the three months ended June 30, 2013, the increase was primarily due to customer-driven volume growth, partially offset by operating cost efficiencies.  For the six months ended June 30, 2013, the increase is primarily due to an additional month of operating expenses from HealthSpring, as well as customer-driven volume growth, partially offset by operating cost efficiencies and the curtailment gain related to the postretirement plan freeze recorded in the first quarter of 2013.

One measure of the segment’s overall operating efficiency is the operating expense ratio, calculated as total operating expenses divided by segment revenues.  The table above shows operating expense ratios for the Global Health Care segment.

The operating expense ratios excluding special items decreased for the three months and six months ended June 30, 2013 compared to the same periods in 2012, primarily driven by revenue growth and operating cost efficiencies. For the six months ended June 30, 2013, the operating expense ratio also benefited from the curtailment gain related to the postretirement plan freeze recorded in the first quarter of 2013 and the additional month of activity from HealthSpring. The HealthSpring business has a substantially lower operating expense ratio when compared to the Company’s commercial businesses.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at June 30, 2013 compared to December 31, 2012, reflecting customer growth, as well as the seasonal buildup of Stop Loss reserves.  (See Note 5 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

• is covered under an insurance policy or service agreement issued by the Company;

• has access to the Company’s provider network for covered services under their medical plan; or

• has medical claims that are administered by the Company.

As of June 30, estimated total medical customers were as follows:

(In thousands)	2013	2012
Commercial Risk:
U.S. Guaranteed cost	1,127	1,109
U.S. Experience-rated (1)	791	775
International health care - risk	767	724
Total commercial risk	2,685	2,608
Medicare	458	417
Medicaid	24	20
Total government	482	437
Total risk	3,167	3,045
Service, including international health care	11,119	10,798
Total medical customers	14,286	13,843

(1)        Includes minimum premium customers, who have a risk profile similar to experience-rated customers. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical customer base as of June 30, 2013 increased 3% when compared with June 30, 2012, primarily driven by continued growth in the middle, select, individual, and government market segments.

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

The key factors affecting segment earnings and adjusted income from operations for this segment are:

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

Results of Operations

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$613	$455	$1,217	$899
Net investment income	25	22	50	43
Other revenues	9	3	17	11
Segment revenues	647	480	1,284	953
Benefits and expenses	579	442	1,141	869
Income before taxes	68	38	143	84
Income taxes	18	11	36	14
Income attributable to redeemable noncontrolling interest	1	-	3	-
Segment earnings	49	27	104	70
Adjusted income from operations	$49	$27	$104	$70
Adjusted income from operations, using actual 2013 currency exchange rates	$49	$28	$104	$72
Realized investment gains, net of taxes	$1	$-	$6	$3

Global Supplemental Benefits segment earnings increased 81% for the three months and 49% for the six months ended June 30, 2013 compared with the same periods in 2012.  Segment earnings for the six months ended June 30, 2012 included an $8 million favorable adjustment related to the expansion of a capital management strategy (see further discussion in the Liquidity and Capital Resources section of the MD&A). Excluding the effect of this item and applying actual 2013 currency exchange rates to 2012 results, adjusted income from operations increased 75% for the three months and 63% for the six months ended June 30, 2013 compared to the same periods in 2012.  These increases were primarily driven by strong revenue growth, primarily in South Korea, lower acquisition costs in Europe, reflecting a decision to cease selling activities in certain markets, and to a lesser extent, the acquisition of Great American Supplemental Benefits and Finans Emeklilik (the acquisitions) during the second half of 2012.

Revenues

Premiums and fees increased 35% for the three and six months ended June 30, 2013.  Applying actual 2013 currency exchange rates to 2012 results, premiums and fees increased by 33% for the three and six months ended June 30, 2013, compared with the same periods in 2012.  These increases are primarily attributable to the acquisitions, and to a lesser extent, strong persistency, and new sales growth, particularly in South Korea.

Net investment income increased by 14% for the three months ended and 16% for the six months ended June 30, 2013 compared with the same periods last year.  These increases were primarily due to the acquisitions in the second half of 2012.

Benefits and Expenses

Benefits and expenses increased by 31% for the three and six months ended June 30, 2013.  Applying actual 2013 currency exchange rates to 2012 results, benefits and expenses increased by 30% for the three months and 29% for the six months ended June 30, 2013, compared with the same periods in 2012.  These increases were primarily due to the acquisitions in the second half of 2012 and business growth.

Loss ratios increased for the three months and six months ended June 30, 2013 reflecting the inherently higher loss ratios of the Great American Supplemental Benefits business.

Policy acquisition expenses increased for the three months and six months ended June 30, 2013, reflecting the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets.

Expense ratios were flat for the three months and decreased for the six months ended June 30, 2013 compared to the same periods last year.  The decrease was primarily driven by the impact of the lower expense ratios associated with the Great American Supplemental Benefits business, partially offset by a higher expense ratio in Korea, driven by investments in the business.

Income Taxes

The Global Supplemental Benefits segment’s effective tax rate for the six months ended June 30, 2013 was 25.0%, compared with 25.7% for the same period last year excluding the first quarter 2012 implementation effect of the capital management strategy.  The decrease in the effective tax rate was primarily driven by higher earnings compared to lower nondeductible expenses and favorable effects from the extension of certain U.S. income tax legislation, partially offset by an increase in earnings contributions from countries with higher effective tax rates.

Other Items Affecting Global Supplemental Benefits Results

For the Company’s Global Supplemental Benefits segment, South Korea is the single largest market.  South Korea generated  50% of the segment’s revenues and 78% of the segment’s earnings for the six months ended June 30, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.

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

Key factors affecting segment earnings and adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefits expense as a percentage of earned premium (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$846	$767	$1,704	$1,530
Net investment income	80	73	156	149
Other revenues	1	-	1	-
Segment revenues	927	840	1,861	1,679
Benefits and expenses	782	711	1,722	1,453
Income before income taxes	145	129	139	226
Income taxes	41	38	37	67
Segment earnings	104	91	102	159
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	-	-	(51)	-
Adjusted income from operations	$104	$91	$153	$159
Realized investment gains, net of taxes	$16	$3	$30	$5

Segment earnings and adjusted income from operations increased 14% for the three months ended June 30, 2013 compared with the same period in 2012 reflecting favorable disability claim experience, higher net investment income and a lower operating expense ratio, partially offset by less favorable life and accident claims experience (see Benefits and Expenses below).  Disability results for the three months ended June 30, 2013 included the favorable after-tax effect of reserve reviews of $27 million as compared to the favorable after-tax effect of reserve reviews of $35 million in the three months ended June 30, 2012.  Results for the three months ended June 30, 2013 also included the $14 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 resulting from the reallocation of higher yielding assets to the disability and life portfolio that previously supported liabilities in the Run-off Reinsurance Segment.

Segment earnings decreased for the six months ended June 30, 2013 as a result of the charge related to a disability claims regulatory matter (see the “Industry Developments” section of this MD&A on page 52 for additional information) and higher life and accident loss ratios partially offset by higher net investment income and a favorable operating expense ratio (see Benefits and Expenses below).  Results included the favorable after-tax effects of reserve reviews of $29 million for the six months ended June 30, 2013 and $38 million for the six months ended June 30, 2012.  Results in the six months ended June 30, 2013 also included the $14 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 as a result of the reallocation of higher yielding assets to the disability and life portfolio that previously supported liabilities in the Run-off Reinsurance Segment.

Revenues

Premiums and fees increased 10% for the three months and 11% for the six months ended June 30, 2013 compared with the same periods in 2012 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income increased 10% for the three months ended June 30, 2013 compared with the same period in 2012 as a result of higher assets, partnership investment income and prepayment fees.  For the six months ended June 30, 2013, those favorable impacts have been partially offset by lower yields.

Benefits and Expenses

Benefits and expenses increased 10% for the three months ended June 30, 2013 compared with the same period in 2012, primarily as a result of premium growth in the disability and life businesses, higher life and accident loss ratios offset by a lower disability loss ratio and a slightly lower operating expense ratio.  The higher life and accident loss ratios reflect higher new claims.  The lower disability loss ratio primarily reflects lower new claim incidence.  The lower operating expense ratio is driven by lower overhead. Benefits and expenses for the three months ended June 30, 2013 include the before-tax favorable impact of reserve studies of $39 million compared with $49 million for the same period in 2012.  Benefits and expenses for the three months also included the before-tax favorable effect of $20 million related to an increase in the discount rate for 2013 incurred claims.

Benefits and expenses increased 19% for the six months ended June 30, 2013 compared with the same period in 2012 as a result of the $77 million before-tax impact of the disability claims regulatory matter, premium growth in the disability and life business and higher loss ratios in the life and accident businesses, partially offset by a lower operating expense ratio.  The higher life and accident loss ratios reflect higher new claims.  The lower operating expense ratio is driven by lower overhead. Benefits and expenses for the six months ended June 30, 2013 include the before-tax favorable impact of reserve studies of $42 million compared with $53 million for the same period in 2012.  Benefits and expenses for the six months ended June 30, 2013 also included the before-tax favorable effect of $20 million related to an increase in the discount rate for 2013 incurred claims.

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

The Company excludes the results of the GMIB business from adjusted income (loss) from operations because the fair value of GMIB assets and liabilities is recalculated each quarter using updated capital market assumptions.  Prior to February 4, 2013, the resulting changes in fair value that were reported in shareholders’ net income were volatile and unpredictable.  Beginning on February 4, 2013, net changes in GMIB fair values are expected to be de minimus.  Additionally, changes in GMIB fair value due to non-performance risk are reflected in realized investment gains or losses.

Results of Operations

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$(1)	$6	$1	$11
Net investment income	2	26	15	52
Other revenues	-	31	(39)	(64)
Segment revenues	1	63	(23)	(1)
Benefits and expenses	6	158	725	48
Loss before income taxes	(5)	(95)	(748)	(49)
Income tax benefits	(2)	(33)	(262)	(17)
Segment loss	(3)	(62)	(486)	(32)
Less: results of GMIB business	-	(51)	25	(10)
Less: special item (after-tax) included in segment earnings:
Charge related to reinsurance transaction	-	-	(507)	-
Adjusted loss from operations	$(3)	$(11)	$(4)	$(22)
Realized investment gains (losses) net of taxes	$3	$(1)	$17	$(1)

Segment results for the three months ended June 30, 2013 improved over the same period in 2012, primarily due to the absence of second quarter 2012 GMIB losses and GMDB reserve strengthening.  For the six months ended June 30, 2013, segment results reflect the after-tax charge related to the February 4, 2013 reinsurance transaction of $507 million. See Note 6 to the Consolidated Financial Statements for further information around the loss on reinsurance.

See the Benefits and Expenses section for further discussion of the results of the GMIB and GMDB business, including the impact of the February 4, 2013 reinsurance transaction.

Net Investment Income

Net investment income decreased for the three months and six months of 2013 compared with the same periods in 2012 reflecting the sale or reallocation of assets as a result of the reinsurance transaction with Berkshire.

Other Revenues

Other revenues consisted of gains and losses from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs that were discontinued February 4, 2013.  The components were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
GMDB - Equity Hedge Program	$-	$20	$(28)	$(64)
GMDB - Growth Interest Rate Hedge Program	-	8	(4)	5
GMIB - Equity Hedge Program	-	2	(6)	(6)
GMIB - Growth Interest Rate Hedge Program	-	1	(1)	1
Other revenues	$-	$31	$(39)	$(64)

These hedging programs generally produced losses when equity markets and interest rates were rising and gains when equity markets and interest rates were falling.  Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP for a premium deficient book of business, resulting in no effect on shareholders’ net income (see below “Other Benefits and Expenses”).  Changes in liabilities for GMIB contracts, including the portion covered by the hedges, were recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
GMIB fair value loss	$-	$87	$-	$20
Other benefits and expenses	6	71	725	28
Benefits and expenses	$6	$158	$725	$48

GMIB fair value loss.  GMIB fair value results for the six months ended June 30, 2013 reflect gains through February 4, 2013 from increases in underlying account values and interest rates fully offset by the charge related to the February 4, 2013 reinsurance transaction.

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

Other Benefits and Expenses.  Other benefits and expenses are comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Results of GMDB equity and interest rate hedging programs	$-	$28	$(32)	$(59)
Reserve strengthening	-	15	727	33
Other GMDB, primarily accretion of discount	(1)	20	5	39
GMDB benefit expense	(1)	63	700	13
Other, including operating expenses	7	8	25	15
Other benefits and expenses	$6	$71	$725	$28

Capital market movements.  Prior to the February 4, 2013 reinsurance transaction with Berkshire, the reduction in benefits expense in 2013 and in the six months ended June 30, 2012 primarily reflects favorable equity market movements.  The increase in benefits expense for the three months ended June 30, 2012 reflects unfavorable equity market movements and declines in interest rates.

Reserve strengthening.  The reserve strengthening for the six months ended June 30, 2013 was driven by the reinsurance transaction of February 4, 2013.  The reserve strengthening in the three months and six months ended June 30, 2012 were driven primarily by reductions to the lapse assumptions and, to a lesser extent, an increase to the volatility and correlation assumptions.

Other benefits and expenses.  Other, including operating expenses, increased for the six months ended June 30, 2013 primarily due to expenses associated with the reinsurance transaction of February 4, 2013.

Other Operations Segment

Segment Description

Cigna’s Other Operations segment includes the results of the following businesses:

•                  corporate-owned life insurance (“COLI”);

•                  deferred gains recognized from the sale of the retirement benefits and individual life insurance and annuity businesses; and

•                  run-off settlement annuity business.

Results of Operations

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$27	$25	$53	$51
Net investment income	99	99	195	197
Other revenues	11	14	23	27
Segment revenues	137	138	271	275
Benefits and expenses	110	107	213	213
Income before taxes	27	31	58	62
Income taxes	9	10	19	21
Segment earnings	18	21	39	41
Adjusted income from operations	$18	$21	$39	$41
Realized investment gains (losses), net of taxes	$1	$(2)	$6	$(2)

Segment earnings and adjusted income from operations decreased 14% for the three months and 5% for the six months ended June 30, 2013 compared with the same periods in 2012 reflecting lower COLI earnings due to less favorable mortality gains and by the continued decline in deferred gain amortization associated with the sold businesses.

Premiums and fees.  Premiums and fees reflect revenue primarily on universal and whole life insurance policies in the COLI business.  Premiums and fees increased slightly for the three months and six months ended June 30, 2013, compared with the same periods in 2012 due to strong persistency.

Net investment income.  Net investment income decreased slightly for the six months ended June 30, 2013 compared with the same period in 2012, primarily reflecting lower average yields and lower assets.

Other revenues.  Other revenues decreased for the three months and six months ended June 30, 2013, compared with the same periods in 2012 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 6 to the Consolidated Financial Statements.

Benefits and expenses.  Benefits and expenses increased for the three months ended June 30, 2013 compared with the same period in 2012, primarily due to higher mortality experience, partially offset by lower interest credited in the COLI business.

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

	Three Months Ended		Six Months Ended
FINANCIAL SUMMARY	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Segment loss	$(59)	$(62)	$(113)	$(140)
Less: special items (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition		-		(21)
Adjusted loss from operations	$(59)	$(62)	$(113)	$(119)

The decrease in Corporate’s segment loss for the three months ended June 30, 2013 compared with the same period in 2012 is primarily attributable to the absence of a charge recorded in the second quarter of 2012 for estimated penalties associated with early termination of a service contract, partially offset by higher corporate project and overhead expenses.

For the six months ended June 30, 2013 Corporate’s segment loss was significantly lower compared with the same period in 2012, primarily reflecting the absence of the following items:

•                  the special item charge related to the HealthSpring acquisition in the first quarter of 2012;

•                  estimated penalties associated with early termination of a service contract in the second quarter of 2012; and

•                  non-qualified pension plan settlement charges recorded in the first quarter of 2012.

The above items were partially offset by higher overhead expenses in the six months ended June 30, 2013 compared with the same period in 2012.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2013	2012
Operating activities	$(723)	$1,877
Investing activities	$1,147	$(3,423)
Financing activities	$(154)	$(92)

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

Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent company level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits and withdrawals to and from investment contract liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

Operating activities

Cash outflows from operating activities included payments totaling $2.2 billion to Berkshire in connection with the February 4, 2013 reinsurance transaction.  Excluding those payments, cash flows from operating activities decreased by $404 million for six months ended June 30, 2013 compared with the same period in 2012 primarily due to the timing of receipts for Medicare Advantage and certain Medicare Part D programs.  In the second quarter of 2012 the Company received approximately $825 million of reimbursements relating to the third quarter.  In 2013, such third quarter amounts were not received until July.  Partially offsetting this decrease were the favorable effects of higher adjusted income from operations and business growth in the ongoing operating segments.

Investing activities

Cash provided by investing activities was $1,147 million for the six months ended June 30, 2013.  This consisted primarily of net investment sales of $1.4 billion that were used largely to fund the reinsurance payments to Berkshire, partially offset by purchases of property and equipment of $209 million.  Cash used in investing activities was $3,423 million for the six months ended June 30, 2012.  This use of cash consisted primarily of the acquisition of HealthSpring of $3.2 billion (net of cash acquired), net purchases of investments of $18 million and net purchases of property and equipment of $208 million.

Financing activities

Cash used in financing activities for the six months ended June 30, 2013 primarily reflects a decrease in short-term debt of $48 million, primarily commercial paper that was used to partially fund the payment to Berkshire.  In addition, cash used in financing activities also included repurchases of common stock of $277 million (net of unsettled purchases of $27 million at June 30, 2013) partially offset by proceeds from the issuance of common stock of $91 million and net deposits to contractholders of $69 million.  Through August 1, 2013 the Company repurchased approximately 7.2 million shares for $500 million.  On July 24, 2013, the Company’s Board of Directors increased share repurchase authority by $500 million.  Remaining share repurchase authorization as of August 1, 2013 was $815 million.

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

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2013	2012	2013	2012
Interest expense	$68	$67	$135	$133

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

Liquidity and Capital Resources Outlook

At June 30, 2013, there was $575 million in cash and short-term investments available at the parent company level. For the remainder of 2013, the parent company’s cash requirements include expected pension plan contributions of $222 million, commercial paper maturities of $153 million, and interest payments of approximately $135 million.  The parent company expects to fund these cash requirements by using available cash, subsidiary dividends and by refinancing a portion of the maturing commercial paper borrowings with new commercial paper.

In 2013 the Company effectively exited the run-off reinsurance business and paid the $2.2 billion reinsurance premium due to Berkshire.  This reinsurance premium was funded primarily from investment asset sales, parent company cash, commercial paper borrowings and securities repurchase agreements.  All obligations related to the financing of the reinsurance premium were satisfied as of June 30, 2013.

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

•                  regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries;

•                  significant disruption or volatility in the capital and credit markets reduces the Company’s ability to raise capital; or

•                  a substantial increase in funding over current projections is required for the Company’s pension plan.

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.2 billion from its principal insurance subsidiaries without prior state approval. As of June 30, 2013, the Company’s insurance subsidiaries had $581 million of net intercompany loan balances owed to the parent company.

In addition, the Company may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of June 30, 2013, the Company had $1.5 billion of borrowing capacity under the credit agreement, reflecting $39 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $5.6 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

The Company maintains a capital management strategy to permanently invest the earnings of certain of its foreign operations overseas.  During the first quarter of 2012, the Company expanded this strategy to its China and Indonesia operations.  Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations.  As of June 30, 2013 permanently reinvested earnings were approximately $792 million.  Approximately $365 million of cash and cash equivalents held in these countries would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

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

INVESTMENT ASSETS

During the six months ended June 30, 2013, the Company’s fixed maturities decreased approximately $1.9 billion due primarily to asset sales to fund the reinsurance transaction with Berkshire and a decrease in net appreciation driven by an increase in market yields, however, the mix of investments and their primary characteristics had not materially changed since December 31, 2012.  The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type and the Company’s commercial mortgage loan portfolio remains diversified by property type, geographic location and borrower.

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

The following table reflects the Company’s fixed maturity portfolio by type of issuer as of June 30, 2013 and December 31, 2012:

(In millions)	June 30, 2013	December 31, 2012

Federal government and agency	$750	$902

State and local government	2,276	2,437

Foreign government	1,195	1,322

Corporate	10,520	11,896

Federal agency mortgage-backed	92	122

Other mortgage-backed	64	89

Other asset-backed	870	937

Total	$15,767	$17,705

As of June 30, 2013, $13.9 billion, or 88%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed during the year.

The net appreciation of the Company’s fixed maturity portfolio decreased approximately $772 million in the six months ended June 30, 2013 driven by an increase in market yields and realized investment gains associated with asset sales.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $73 million in aggregate as of June 30, 2013.  See Note 9 to the Consolidated Financial Statements for further information.

Corporate fixed maturities includes private placement investments of $4.7 billion, that are generally less marketable than publicly-traded bonds, however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  The Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Also included in corporate fixed maturities are investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  Fixed maturity investments in these companies represent approximately $357 million at June 30, 2013, have an average quality rating of Baa and are diversified by industry sector.  Financial institutions comprised less than 2% of investments in these companies.

The Company invests in high quality foreign government obligations, with an average quality rating of Aa as of June 30, 2013.  These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations, including government obligations of South Korea, Indonesia, Taiwan and Hong Kong.  Foreign government obligations also include $169 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $33 million.  The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees.  As of June 30, 2013, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.  As of June 30, 2013, approximately 63% or $1,442 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support.  The quality ratings of these investments with and without this guaranteed support as of June 30, 2013 were as follows:

		As of June 30, 2013

		Fair Value

(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$130	$129

	Aa1-Aa3	977	960

	A1-A3	321	310

	Baa1-Baa3	14	18

	Ba1-Ba3	-	25
Total state and local governments		$1,442	$1,442

As of June 30, 2013, the Company’s investments in other asset and mortgage-backed securities totaling $1,026 million included $474 million of private placement securities with an average quality rating of Baa- that are guaranteed by monoline bond insurers.  Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of June 30, 2013, the Company had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of June 30, 2013 were:

(In millions) Guarantor	As of June 30, 2013

Indirect Exposure

National Public Finance Guarantee (formerly MBIA, Inc.)	$1,154
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	550
AMBAC	177
Financial Guaranty Insurance Co.	35
Total	$1,916

Commercial Mortgage Loans

The Company’s commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower.  Loans are secured by high quality commercial properties and are generally made at less than 75% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  The Company holds no direct residential mortgage loans and does not securitize or service mortgage loans.

The Company completed its annual in-depth review of its commercial mortgage loan portfolio during the second quarter of 2013. This review included an analysis of each property’s year-end 2012 financial statements, rent rolls, operating plans and budgets for 2013, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review, the portfolio’s average loan-to-value improved to 64% at June 30, 2013 from 65% at December 31, 2012, reflecting modest improvement in valuation for the majority of the underlying properties.  These valuation changes varied by property type, with apartments demonstrating the greatest appreciation, office and retail properties showing modest improvement and hotel and industrial properties exhibiting slight value declines.  The portfolio’s average debt service coverage ratio was estimated to be 1.58 at June 30, 2013, a slight improvement from 1.56 as of December 31, 2012.  The average debt service coverage ratio improved substantially for hotel properties, was relatively flat for apartments, office properties and retail properties and declined for industrial properties.

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

The following table reflects the commercial mortgage loan portfolio as of June 30, 2013, summarized by loan-to-value ratio based primarily on the annual loan review completed during the second quarter of 2013.

Loan-to-Value Distribution

Loan-to-Value Ratios (In millions)	Amortized Cost

	Senior	Subordinated	Total	% of Mortgage Loans

Below 50%	$318	$61	$379	15%
50% to 59%	728	-	728	28%
60% to 69%	599	24	623	24%
70% to 79%	267	-	267	10%
80% to 89%	349	31	380	15%
90% to 99%	170	6	176	7%
100% or above	16	1	17	1%
Totals	$2,447	$123	$2,570	100%

As summarized above, $123 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors.  This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, the “100% or above” category is comprised of two loans with carrying values equal to the value of the underlying properties.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement.  The commercial mortgage portfolio consists of approximately 135 loans, including six impaired loans with a carrying value totaling $114 million that are classified as problem or potential problem loans.  Two of these loans totaling $32 million are current based on restructured terms, three loans totaling $81 million, net of $8 million in reserves, are current, and one loan for $1 million, net of $3 million in reserves, is delinquent.  See Note 9 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.  All of the remaining loans continue to perform under their contractual terms.  The Company has $438 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging nearly 30%, the Company remains confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

The Company’s other long-term investments include $1,177 million in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given these investments’ subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 90 separate partnerships, and approximately 55 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of June 30, 2013, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $38 million.  Certain real estate fund investment values continue to reflect the impact of declines in value experienced predominantly during 2008 and 2009 due to economic weakness and disruption in the capital markets.  The Company expects to recover its carrying value over the average remaining life of these investments of approximately 5 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2013 or 2012.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2013			December 31, 2012
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$28	$(16)	$12	$35	$(17)	$18
Problem commercial mortgage loans (1)	73	(19)	54	104	(16)	88
Foreclosed real estate	28	-	28	29	-	29
Total problem investments	$129	$(35)	$94	$168	$(33)	$135
Potential problem bonds	$30	$(9)	$21	$30	$(9)	$21
Potential problem commercial mortgage loans	140	(11)	129	162	(7)	155
Total potential problem investments	$170	$(20)	$150	$192	$(16)	$176

(1) At June 30, 2013, included $23 million and at December 31, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at June 30, 2013, decreased by $67 million from December 31, 2012, primarily reflecting payoff activity.

Included in after-tax realized investment results were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities and other-than-temporary impairments on fixed maturity securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2013	2012	2013	2012
Credit-related (1)	$(5)	$(6)	$(5)	$(9)
Other	(5)	(1)	(5)	(1)
Total	$(10)	$(7)	$(10)	$(10)

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities.  There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

Investment Outlook

Financial markets in the United States continued to stabilize during the in the first half of 2013, however, fixed income asset values declined during this period due to rising interest rates.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary.  Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term.  The Company could experience losses related to investment impairments resulting from unfavorable credit deterioration and equity market and interest rate movements. These losses could adversely impact the Company’s consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

Management believes the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Although future impairments remain possible in the current economic environment, management does not expect those losses to have a material adverse effect on the Company’s financial condition or liquidity.

MARKET RISK

Financial Instruments

The Company’s assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  The Company’s primary market risk exposures are interest-rate risk, foreign currency exchange rate risk and equity price risk.

During the six months ended June 30, 2013, the impact of assets sales (primarily to fund the February 4, 2013 reinsurance transaction with Berkshire) and an increase in market yields resulted in a decrease of fair values for certain of the Company’s financial instruments, primarily fixed maturities, commercial mortgage loans and long-term debt.  As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of these financial instruments decreased from approximately $685 million at December 31, 2012 to approximately $560 million at June 30, 2013.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from this hypothetical calculation.

Stock Market Performance

The performance of equity markets can have a significant effect on the Company’s pension liabilities since equity securities comprise a significant portion of the assets of the Company’s employee pension plans.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Cigna Corporation and its subsidiaries (the “Company”) and its representatives may from time to time make written and oral forward-looking statements, including statements contained in press releases, in the Company’s filings with the Securities and Exchange Commission, in its reports to shareholders and in meetings with analysts and investors.  Forward-looking statements may contain information about financial prospects, economic conditions, trends and other uncertainties.  These forward-looking statements are based on management’s beliefs and assumptions and on information available to management at the time the statements are or were made.  Forward-looking statements include, but are not limited to, the information concerning possible or assumed future business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, trends and, in particular, the Company’s strategic initiatives, litigation and other legal matters, operational improvement initiatives in the Company’s health care operations, and the Company’s outlook for full year 2013 and beyond results.  Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe”, “expect”, “plan”, “intend”, “anticipate”, “estimate”, “predict”, “potential”, “may”, “should”, “will” or similar expressions.

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

3.

risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to health care professionals, government investigations and proceedings, tax audits and related litigation, and regulatory market conduct and other reviews, audits and investigations, including the possibility that the acquired Cigna-HealthSpring business may be adversely affected by potential changes in risk adjustment data validation audit and payment adjustment methodology;

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

5.	the unique political, legal, operational, regulatory and other challenges associated with expanding our business globally;

6.	challenges and risks associated with the successful management of the Company’s key vendors or outsourcing projects;

7.

the ability of the Company to execute its growth plans by successfully leveraging capabilities and integrating acquired businesses, including the Cigna-HealthSpring businesses by, among other things, operating Medicare Advantage plans and Cigna-HealthSpring’s prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms or maintaining performance under Medicare contracts, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

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

11.

risks associated with the pharmacy benefits management agreement with Catamaran Corporation, including without limitation, those related to the ability to transition and implement successfully the agreement in a timely, cost-efficient manner without an adverse impact on service to clients and customers, and the failure to achieve projected operating efficiencies, estimated earnings per share accretion and estimated financial contribution to the Company’s results;

12.

risks associated with the Company’s mail order pharmacy business that, among other things, includes any potential operational deficiencies or service issues as well as loss or suspension of state pharmacy licenses;

13.	liability associated with the Company’s operations of onsite clinics and medical facilities, including the health care centers operated by the Cigna-HealthSpring business;

14.	heightened competition, particularly price competition, that could reduce product margins and constrain growth in the Company’s businesses, primarily the Global Health Care business;

15.	significant stock market declines, that could, among other things, impact the Company’s pension plans in future periods as well as the recognition of additional pension obligations;

16.	significant changes in market interest rates or sustained deterioration in the commercial real estate markets that could reduce the value of the Company’s investment assets;

17.

downgrades in the financial strength ratings of the Company’s insurance subsidiaries, that could, among other things, adversely affect new sales and retention of current business or limit the subsidiaries’ ability to dividend capital to the parent company, resulting in changes in statutory reserve or capital requirements or other financial constraints;

18.	significant deterioration in global market economic conditions and market volatility, that could have an adverse effect on the Company’s investments, liquidity and access to capital markets;

19.

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

20.

risks associated with the Company’s reinsurance arrangements for the run-off retirement benefits, life insurance and annuity business, variable annuity death benefits and guaranteed minimum income benefits business, including but not limited to, failure by the reinsurer to meet its reinsurance obligations or that the reinsurance does not otherwise provide adequate protection; or

21.

potential public health epidemics, pandemics, natural disasters and bio-terrorist activity, that could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2013	2,349,494	$ 65.07	2,346,857	$ 564,709,816
May 1-31, 2013	3,990	$ 68.06	-	564,709,816
June 1-30, 2013	755,844	$ 71.48	750,000	511,078,352
Total	3,109,328	$ 66.63	3,096,857	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 2,637 shares in April, 3,990 shares in May and 5,844 shares in June 2013.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $511 million as of June 30, 2013.  On July 24, 2013 the Company’s Board of Directors increased share repurchase authority by $500 million.  Remaining authorization under the program was approximately $815 million as of August 1, 2013.

(3)             Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

(a)  See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	August 1, 2013
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended April 23, 2008	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the period ended March 31, 2008 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	(a) Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b) Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c) Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 (c) to the registrant’s Form 10-Q for the period ended March 31, 2011 and incorporated herein by reference.
	(d) Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e) Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f) Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g) Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant’s Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h) Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation	Filed as Exhibit 99.2 to the registrant’s Form 8-K on March 8, 2011 and incorporated herein by reference.

E-1

and U.S. Bank Association
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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2013 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

E-2