Form 10-Q
period 2013-09-30
CIGNA CORP
filed 2013-10-31
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 14, 2013,  276,411,976 shares of the issuer's common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2013	2012	2013	2012
Revenues
Premiums and fees	$7,206	$6,602	$21,692	$19,360
Net investment income	297	283	873	854
Mail order pharmacy revenues	471	401	1,333	1,189
Other revenues	65	26	139	76
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(3)	-	(11)	(6)
Other realized investment gains	30	11	203	26
Total realized investment gains	27	11	192	20
Total revenues	8,066	7,323	24,229	21,499
Benefits and Expenses
Global Health Care medical claims expense	3,913	3,561	11,864	10,584
Other benefit expenses	1,031	911	3,890	2,648
Mail order pharmacy cost of goods sold	390	324	1,096	975
GMIB fair value (gains)	-	(53)	-	(33)
Other operating expenses	1,933	1,862	5,739	5,467
Total benefits and expenses	7,267	6,605	22,589	19,641
Income before Income Taxes	799	718	1,640	1,858
Income taxes:
Current	205	228	285	574
Deferred	41	24	237	67
Total income taxes	246	252	522	641
Net Income	553	466	1,118	1,217
Less: Net Income Attributable to Redeemable Noncontrolling Interest	-	-	3	-
Shareholders’ Net Income	$553	$466	$1,115	$1,217
Shareholders’ Net Income Per Share:
Basic	$1.99	$1.64	$3.96	$4.27
Diluted	$1.95	$1.61	$3.89	$4.20
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Shareholders’ net income	$553	$466	$1,115	$1,217
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	(7)	83	(348)	169
Equity securities	(7)	-	(5)	2
Net unrealized appreciation (depreciation), on securities	(14)	83	(353)	171
Net unrealized appreciation (depreciation), derivatives	(2)	(4)	7	(4)
Net translation of foreign currencies	59	31	(15)	23
Postretirement benefits liability adjustment	12	8	73	44
Shareholders’ other comprehensive income (loss)	55	118	(288)	234
Shareholders’ comprehensive income	608	584	827	1,451
Comprehensive income (loss) attributable to redeemable noncontrolling interest:
Net income attributable to redeemable noncontrolling interest	-	-	3	-
Other comprehensive (loss) attributable to redeemable noncontrolling interest	(6)	-	(15)	-
Total comprehensive income	$602	$584	$815	$1,451

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	September 30, 2013		December 31, 2012
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $14,295; $15,481)		$15,645		$17,705
Equity securities, at fair value (cost, $149; $121)		140		111
Commercial mortgage loans		2,404		2,851
Policy loans		1,494		1,501
Real estate		89		83
Other long-term investments		1,260		1,255
Short-term investments		763		154
Total investments		21,795		23,660
Cash and cash equivalents		3,055		2,978
Accrued investment income		258		258
Premiums, accounts and notes receivable, net		1,869		1,777
Reinsurance recoverables		7,371		6,256
Deferred policy acquisition costs		1,339		1,198
Property and equipment		1,451		1,120
Deferred income taxes, net		289		374
Goodwill		6,035		6,001
Other assets, including other intangibles		2,425		2,355
Separate account assets		8,156		7,757
Total assets		$54,043		$53,734
Liabilities
Contractholder deposit funds		$8,499		$8,508
Future policy benefits		9,370		9,265
Unpaid claims and claim expenses		4,195		4,062
Global Health Care medical claims payable		1,962		1,856
Unearned premiums and fees		588		549
Total insurance and contractholder liabilities		24,614		24,240
Accounts payable, accrued expenses and other liabilities		6,065		6,667
Short-term debt		205		201
Long-term debt		5,034		4,986
Separate account liabilities		8,156		7,757
Total liabilities		44,074		43,851
Contingencies — Note 17
Redeemable noncontrolling interest		95		114
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,344		3,295
Net unrealized appreciation, fixed maturities	$535		$883
Net unrealized appreciation (depreciation), equity securities	(1)		4
Net unrealized depreciation, derivatives	(21)		(28)
Net translation of foreign currencies	54		69
Postretirement benefits liability adjustment	(1,526)		(1,599)
Accumulated other comprehensive loss		(959)		(671)
Retained earnings		13,327		12,330
Less treasury stock, at cost		(5,930)		(5,277)
Total shareholders’ equity		9,874		9,769
Total liabilities and equity		$54,043		$53,734
Shareholders’ Equity Per Share		$35.64		$34.18

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other				Redeemable
For the three months ended September 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest

Balance at July 1, 2013,	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$101
Effect of issuing stock for employee benefit plans		18		(32)	64	50
Other comprehensive income (loss)			55			55	(6)
Net income				553		553	-
Repurchase of common stock					(559)	(559)
Balance at September 30, 2013	$92	$3,344	$(959)	$13,327	$(5,930)	$9,874	$95

For the three months ended September 30, 2012 (In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Redeemable Noncontrolling Interest
Balance at July 1, 2012,	$92	$3,276	$(671)	$11,501	$(5,176)	$9,022
Effect of issuing stock for employee benefit plans		6		(5)	8	9
Other comprehensive income			118			118
Net income				466		466
Repurchase of common stock					(85)	(85)
Balance at September 30, 2012	$92	$3,282	$(553)	$11,962	$(5,253)	$9,530

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated
Unaudited		Additional	Other				Redeemable
For the nine months ended September 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	Noncontrolling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest

Balance at January 1, 2013,	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$114
Effect of issuing stock for employee benefit plans		49		(107)	210	152
Other comprehensive loss			(288)			(288)	(15)
Net income				1,115		1,115	3
Common dividends declared (per share: $0.04)				(11)		(11)
Repurchase of common stock					(863)	(863)
Distribution to redeemable noncontrolling interest							(7)
Balance at September 30, 2013	$92	$3,344	$(959)	$13,327	$(5,930)	$9,874	$95

For the nine months ended September 30, 2012 (In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders’ Equity	Redeemable Noncontrolling Interest
Balance at January 1, 2012,	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994
Effect of issuing stock for employee benefit plans		94		(31)	118	181
Other comprehensive income			234			234
Net income				1,217		1,217
Common dividends declared (per share: $0.04)				(11)		(11)
Repurchase of common stock					(85)	(85)
Balance at September 30, 2012	$92	$3,282	$(553)	$11,962	$(5,253)	$9,530

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2013	2012
Cash Flows from Operating Activities
Net income	$1,118	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445	406
Realized investment gains	(192)	(20)
Deferred income taxes	237	67
Gains on sale of businesses	(11)	(14)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(64)	(20)
Reinsurance recoverables	348	50
Deferred policy acquisition costs	(183)	(106)
Other assets	368	166
Insurance liabilities	870	75
Accounts payable, accrued expenses and other liabilities	(524)	(394)
Current income taxes	(33)	141
Cash used to effectively exit run-off reinsurance business	(2,196)	-
Other, net	(76)	(11)
Net cash provided by operating activities	107	1,557
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,671	439
Equity securities	3	8
Commercial mortgage loans	324	325
Other (primarily short-term and other long-term investments)	766	649
Investment maturities and repayments:
Fixed maturities	1,192	1,030
Equity securities	27	-
Commercial mortgage loans	144	311
Investments purchased:
Fixed maturities	(1,580)	(1,907)
Equity securities	(56)	(8)
Commercial mortgage loans	(26)	(314)
Other (primarily short-term and other long-term investments)	(1,227)	(600)
Property and equipment purchases	(414)	(329)
Acquisitions and dispositions, net of cash acquired	(84)	(3,468)
Net cash provided by / (used in) investing activities	740	(3,864)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,078	999
Withdrawals and benefit payments from contractholder deposit funds	(1,029)	(927)
Change in cash overdraft position	9	19
Net change in short-term debt	(100)	123
Repayment of long-term debt	(7)	(326)
Repurchase of common stock	(836)	(85)
Issuance of common stock	132	58
Common dividends paid	(11)	(11)
Distribution to redeemable noncontrolling interest	(7)	-
Net cash used in financing activities	(771)	(150)
Effect of foreign currency rate changes on cash and cash equivalents	1	3
Net increase / (decrease) in cash and cash equivalents	77	(2,454)
Cash and cash equivalents, January 1,	2,978	4,690
Cash and cash equivalents, September 30,	$3,055	$2,236
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$289	$414
Interest paid	$203	$186

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Cigna Corporation was incorporated in the State of Delaware in 1981. Various businesses that are described in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (“2012 Form 10-K”) are conducted by its insurance and other subsidiaries.  As used in this document, “Cigna”, the “Company”, “we” and “our” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.  The Consolidated Financial Statements include the accounts of Cigna Corporation and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g., governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to these ongoing operations, the Company also has certain run-off operations, including a Run-off Reinsurance segment.

The interim consolidated financial statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim consolidated financial statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2012 Form 10-K.

The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations. Certain reclassifications have been made to prior period amounts to conform to the current presentation.  In particular, as a result of the changes in segment reporting discussed further in Note 16, benefits expense amounts previously reported in Other Benefits Expense for the international health care business have been reclassified to Global Health Care Medical Claims Expense in the Consolidated Statement of Income for the three months and nine months ended September 30, 2012.

Note 2 — Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”) (ASU 2013-02).   Effective January 1, 2013, the Company adopted updated guidance from the Financial Accounting Standards Board (“FASB”) on reporting items of AOCI reclassified to net income.  The updated guidance requires disclosures of the effect of items reclassified out of AOCI into net income on each individual line item in the statement of income.  See Note 14 for the Company’s updated disclosures.

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

Investment Company Accounting (ASU 2013-08).   The FASB recently issued accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures.  This guidance also confirms that parent company accounting for an investment company should reflect fair value accounting and is effective beginning on January 1, 2014.  Adoption of this standard is not expected to have a material impact on the Company’s financial statements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06).  In 2011, the FASB issued accounting guidance for the health insurance industry assessment (the “fee”) mandated by the Patient Protection and Affordable Care Act of 2010 (“Health Care Reform”).  The fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company’s effective tax rate is expected to be adversely impacted beginning in 2014.  Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided.  A corresponding deferred cost will be recorded and amortized over the calendar year.  The amount of the fees is expected to be significant.  While the Company anticipates recovering most of the fees through rate increases, because the Company’s ultimate share of these fees remains uncertain, management is unable to estimate the impact on shareholders’ net income.

Note 3 — Acquisitions and Dispositions

From time to time the Company may acquire or dispose of assets, subsidiaries or lines of business.  For further information on the Company’s effective exit from the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) business, see Note 6. Other significant transactions are described below.

A.      Joint Venture Agreement with Finansbank

On November 9, 2012, the Company acquired 51% of the total shares of Finans Emeklilik ve Hayat A.S. (“Finans Emeklilik”), a Turkish insurance company, from Finansbank A.S. (“Finansbank”), a Turkish retail bank, for a cash purchase price of approximately $116 million. Finansbank continues to hold a redeemable noncontrolling 49% interest in Finans Emeklilik, which operates in life insurance, accident insurance and pension product markets. The acquisition provides Cigna opportunities to reach and serve the growing middle class market in Turkey through Finansbank’s network of retail banking branches.  Results of this business are reported in the Global Supplemental Benefits segment.

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

The results of Finans Emeklilik have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months and nine months ended September 30, 2012.

B.       Acquisition of Great American Supplemental Benefits Group

On August 31, 2012, the Company acquired Great American Supplemental Benefits Group (“Great American”), one of the largest providers of supplemental health insurance products in the United States for $326 million, with cash from internal sources.  The acquisition provides the Company with an increased presence in the Medicare supplemental benefits market. It also extends the Company’s global direct-to-consumer retail channel and further enhances its distribution network of agents and brokers. Results of this business are reported in the Global Supplemental Benefits segment.

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management’s estimates of their fair value.  Approximately $168 million was allocated to intangible assets, primarily the VOBA asset that will be amortized in proportion to premium recognized over the life of the contracts, estimated at 30 years. Amortization will be higher in early years and decline as policies lapse. Goodwill has been allocated to the Global Supplemental Benefits segment.  Substantially all of the goodwill is tax deductible and will be amortized over the next 15 years for federal income tax purposes.

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

The results of Great American Supplemental Benefits have been included in the Company’s Consolidated Financial Statements from the date of acquisition.  The pro forma effects on total revenues and net income assuming the acquisition had occurred as of January 1, 2012 were not material to the Company for the three months and nine months ended September 30, 2012.

C.      Acquisition of HealthSpring, Inc.

On January 31, 2012, the Company acquired the outstanding shares of HealthSpring, Inc. (“HealthSpring”) for $55 per share in cash and Cigna stock awards, representing an aggregate cost of approximately $3.8 billion.  HealthSpring provides Medicare Advantage coverage in 15 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business.  The acquisition of HealthSpring strengthens the Company’s ability to serve individuals across their life stages as well as deepens its presence in a number of geographic markets. The addition of HealthSpring brings industry leading physician partnership capabilities and creates the opportunity to deepen the Company’s existing client and customer relationships, as well as facilitates a broader deployment of its range of health and wellness capabilities and product offerings. The Company funded the acquisition primarily with its existing cash resources.

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

In accordance with debt covenants, HealthSpring’s debt obligation was paid immediately following the acquisition.  This repayment is reported as a financing activity in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2012.

The results of HealthSpring have been included in the Government operating segment from the date of the acquisition.  Revenues of HealthSpring included in the Company’s results for the nine months ended September 30, 2012 were approximately $4.0 billion.

Pro forma information.  The following table presents selected unaudited pro forma information for the Company assuming the acquisition of HealthSpring had occurred as of January 1, 2012.  This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Nine Months Ended
(In millions, except per share amounts)	September 30, 2012
Total revenues	$22,092
Shareholders’ net income	$1,227
Earnings per share:
Basic	$4.30
Diluted	$4.23

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2013
Shareholders’ net income	$553		$553
Shares (in thousands):
Weighted average	278,054		278,054
Common stock equivalents		5,509	5,509
Total shares	278,054	5,509	283,563
EPS	$1.99	$(0.04)	$1.95
2012
Shareholders’ net income	$466		$466
Shares (in thousands):
Weighted average	284,891		284,891
Common stock equivalents		4,984	4,984
Total shares	284,891	4,984	289,875
EPS	$1.64	$(0.03)	$1.61

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2013
Shareholders’ net income	$1,115		$1,115
Shares (in thousands):
Weighted average	281,279		281,279
Common stock equivalents		5,336	5,336
Total shares	281,279	5,336	286,615
EPS	$3.96	$(0.07)	$3.89
2012
Shareholders’ net income	$1,217		$1,217
Shares (in thousands):
Weighted average	285,247		285,247
Common stock equivalents		4,560	4,560
Total shares	285,247	4,560	289,807
EPS	$4.27	$(0.07)	$4.20

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Antidilutive options	-	3.9	1.2	3.4

The Company held 89,059,772 shares of common stock in Treasury as of September 30, 2013, and 79,439,106 shares as of September 30, 2012.

Note 5 — Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process), and other medical expenses payable that is primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities, as follows:

	September 30,	December 31,
(In millions)	2013	2012
Incurred but not yet reported	$1,669	$1,541
Reported claims in process	210	243
Physician incentives and other medical expense payable	83	72
Medical claims payable	$1,962	$1,856

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2013	2012
Balance at January 1,	$1,856	$1,305
Less: Reinsurance and other amounts recoverable	242	249
Balance at January 1, net	1,614	1,056
Acquired net:	-	504
Incurred claims related to:
Current year	12,039	14,428
Prior years	(175)	(200)
Total incurred	11,864	14,228
Paid claims related to:
Current year	10,351	12,854
Prior years	1,344	1,320
Total paid	11,695	14,174
Ending Balance, net	1,783	1,614
Add: Reinsurance and other amounts recoverable	179	242
Ending Balance	$1,962	$1,856

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the nine months ended September 30, 2013, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $175 million, or 1.2% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $70 million, or 0.5% of the favorability while actual medical cost trend resulted in the remaining $105 million, or 0.7%.

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

The impact of prior year development on shareholders’ net income was $77 million for the nine months ended September 30, 2013 compared with $64 million for the nine months ended September 30, 2012.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services, and to a lesser extent, the impact of the medical loss ratio (“MLR”) rebate accrual.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in these businesses, net of retrocessional arrangements existing at that time.  The reinsurance agreement is subject to an overall limit of approximately $3.8 billion plus future premiums collected under the contracts being reinsured that will be paid to Berkshire.  The Company estimates that these future premium amounts will be from $0.1 to $0.3 billion and, accordingly, expects future claims of approximately $4 billion to be covered by the agreement.

This transaction resulted in an after-tax charge to shareholders’ net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows:  $727 million in other benefits expense; $45 million in GMIB fair value loss; and $9 million in other operating expenses). The reinsurance premium due to Berkshire under the agreement was $2.2 billion, of which $1.5 billion was paid in the first quarter of 2013.  The remaining premium was paid in April 2013.  The reinsurance premium was ultimately funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

Recoverables for GMDB and GMIB Business

The Company had reinsurance recoverables related to the GMDB business of $1.4 billion and GMIB assets of $853 million as of September 30, 2013. Approximately 88% of the combined GMDB recoverables and GMIB assets of $2.2 billion are secured by assets in trust, letters of credit, or are not subject to collection risk.  Approximately $1.7 billion of the combined GMDB recoverables and GMIB assets relate to the February 4, 2013 reinsurance arrangement with Berkshire, including $0.7 billion for the cost of reinsurance (excess of premium over recorded reserves).

The following disclosures for the reinsured GMDB and GMIB business provide further context to prior year results, as well as activity in the assets and liabilities for these businesses, including the impact of the reinsurance transaction with Berkshire.

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

In 2000, the Company determined that the GMDB reinsurance business was premium deficient because the recorded future policy benefit reserve was less than the expected present value of future claims and expenses less the expected present value of future premiums and investment income using revised assumptions based on actual and expected experience.  Each quarter, the Company tests for premium deficiency by reviewing its reserve using current market conditions and its long-term assumptions.  Under premium deficiency accounting, if the recorded reserve is determined insufficient, an increase to the reserve is reflected as a charge to current period income. The premium attributable to GMDB from the Berkshire reinsurance transaction was approximately $1.6 billion. Because this premium exceeded the recorded reserve on February 4, 2013, the Company recorded a reserve strengthening of $0.7 billion ($0.5 billion after-tax) in the first quarter of 2013.  Reserve increases after February 4, 2013 are expected to have a corresponding increase in the recorded reinsurance recoverable, provided that the increased recoverable remains within the overall limit (including the GMIB asset).

The Company’s dynamic hedge programs were discontinued during the first quarter of 2013 due to the Berkshire reinsurance transaction.  These programs had been used to reduce certain equity and interest rate exposures associated with this business. These hedge programs generated losses (included in Other Revenues) of $32 million for the nine months ended September 30, 2013, $35 million for the three months ended September 30, 2012 and $94 million for the nine months ended September 30, 2012.  Prior to discontinuing the hedge programs, amounts representing corresponding increases or reductions in liabilities for GMDB contracts were included in benefits and expenses.  As a result of discontinuing the hedge programs, the growth rate assumption for the underlying equity funds was changed to use long-term historical averages, resulting in a decrease in the gross reserve liability and the offsetting reinsurance recoverable.

For the year ended December 31, 2012, a reserve strengthening of $43 million ($27 million after-tax) was due primarily to reductions to the lapse rate assumptions, adverse interest rate impacts, and, to a lesser extent, an increase in the volatility and correlation assumptions, partially offset by favorable equity market conditions.  The adverse interest rate impacts reflected management’s consideration of the anticipated impact of continued low short-term interest rates.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2013	2012
Balance at January 1	$1,090	$1,170
Add: Unpaid claims	24	40
Less: Reinsurance and other amounts recoverable	42	53
Balance at January 1, net	1,072	1,157
Add: Incurred benefits	700	17
Less: Paid benefits (including $1,647 premium for Berkshire reinsurance transaction)	1,675	102
Ending balance, net	97	1,072
Less: Unpaid claims	20	24
Add: Reinsurance and other amounts recoverable	1,367	42
Ending balance	$1,444	$1,090

Benefits paid and incurred are net of ceded amounts.  For the nine months ended September 30, 2013, incurred benefits reflect the February 4, 2013 reinsurance transaction.  The ending net retained reserve as of September 30, 2013 is to cover ongoing administrative expenses, as well as claims retained by the Company.  Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and include the charges discussed above.

The death benefit coverage in force for GMDB contracts assumed by the Company (and reinsured as of February 4, 2013) was $3.2 billion as of September 30, 2013 and $4.0 billion as of December 31, 2012.  The death benefit coverage in force represents the excess of the guaranteed benefit amount over the value of the underlying mutual fund investments for all contractholders (approximately 400,000 as of September 30, 2013 and 435,000 as of December 31, 2012). The aggregate value of the underlying mutual fund investments for these GMDB contracts, assuming no reinsurance, was $13.7 billion as of September 30, 2013 and $13.3 billion as of December 31, 2012.

GMIB

As discussed further in Note 8, because GMIB contracts are without significant life insurance risk, they are not accounted for as insurance products. Instead, the Company reports GMIB liabilities and assets as derivatives at fair value. The GMIB asset is classified in Other assets, including other intangibles, and the GMIB liability is classified in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet.  Disclosures related to fair value are included in Note 8 and derivatives are further described in Note 10.

The Berkshire reinsurance transaction resulted in an increase in GMIB assets, representing the increased receivable from that transaction. As of September 30, 2013, GMIB assets included $0.4 billion from Berkshire.

In addition, the GMIB business had GMIB assets of $0.5 billion (classified in Other assets, including other intangibles in the Consolidated Balance Sheet) from two other retrocessionaires as of September 30, 2013.

Other Run-off

The Company’s Run-off Reinsurance operations also assumed risks related to workers’ compensation and personal accident business, and purchased reinsurance coverage to reduce the risk of loss on these contracts.  The reinsurance recoverables were $118 million as of September 30, 2013 and 100% secured by assets in trust or letters of credit.

Other Reinsurance

Supplemental benefits business. The Company had reinsurance recoverables of $380 million as of September 30, 2013 and $402 million as of December 31, 2012 from Great American Life Insurance Company resulting from the acquisition of Great American on August 31, 2012. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller as part of the transaction. The resulting reinsurance recoverables are secured primarily by fixed maturities with book value equal to 96% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business.  The Company had reinsurance recoverables of $1.2 billion as of September 30, 2013 and $1.3 billion as of December 31, 2012 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, primarily in the form of a reinsurance arrangement.  The reinsurance recoverable is reduced as the Company’s reinsured liabilities are paid or directly assumed by the reinsurer and is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities.  These fixed maturities are held in a trust established for the benefit of the Company.  As of September 30, 2013, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $3.9 billion as of September 30, 2013 and $4.0 billion as of  December 31, 2012 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company’s individual life insurance and annuity business through indemnity reinsurance arrangements.  The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or they will be required to fully secure the outstanding balance.  As of September 30, 2013, both companies had ratings sufficient to avoid triggering this contractual obligation.

Ceded Reinsurance: Ongoing operations. The Company’s insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Global Health Care, Global Supplemental Benefits and Group Disability and Life segments as well as the non-leveraged and leveraged corporate-owned life insurance business.  Reinsurance recoverables of $351 million as of September 30, 2013 are expected to be collected from more than 80 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of September 30, 2013, the Company’s recoverables related to these segments were net of a reserve of $3 million.

Summary. The Company’s reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2013, based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Effects of reinsurance.  In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Ceded premiums and fees
Individual life insurance and annuity business sold	$39	$41	$130	$138
Other	90	72	273	208
Total	$129	$113	$403	$346
Reinsurance recoveries
Individual life insurance and annuity business sold	$74	$79	$256	$216
Other	125	54	(69)	150
Total	$199	$133	$187	$366

As noted in the GMDB section above, recoveries for the nine months ended September 30, 2013 are net of the impact of a decrease in reinsurance recoverables due to a change in the growth rate assumption, resulting from the discontinuance of the hedge programs following the reinsurance transaction with Berkshire.

Note 7 — Realignment and Efficiency Plan

During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs that are expected to be mostly paid by the end of 2013.  The Global Health Care segment reported $65 million pre-tax ($42 million after-tax).  The remainder was reported as follows: $9 million pre-tax ($6 million after-tax) in Global Supplemental Benefits and $3 million pre-tax ($2 million after-tax) in Group Disability and Life.  Summarized below is activity in the liability for the nine months ended September 30, 2013:

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Less: First Quarter 2013 Payments	8	1	9
Less: Second Quarter 2013 Payments	16	-	16
Less: Third Quarter 2013 Payments	15	-	15
Balance, September 30, 2013	$28	$3	$31

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

The Company estimates fair values using prices from third parties or internal pricing methods.  Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value.  The internal pricing methods are performed by the Company’s investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors.  In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2013 and December 31, 2012 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

September 30, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$93	$631	$-	$724
State and local government	-	2,196	-	2,196
Foreign government	-	1,154	23	1,177
Corporate	-	9,973	534	10,507
Federal agency mortgage-backed	-	83	-	83
Other mortgage-backed	-	66	1	67
Other asset-backed	-	284	607	891
Total fixed maturities (1)	93	14,387	1,165	15,645
Equity securities	8	71	61	140
Subtotal	101	14,458	1,226	15,785
Short-term investments	-	763	-	763
GMIB assets (2)	-	-	853	853
Other derivative assets (3)	-	3	-	3
Total financial assets at fair value, excluding separate accounts	$101	$15,224	$2,079	$17,404
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$841	$841
Other derivative liabilities (3)	-	21	-	21
Total financial liabilities at fair value	$-	$21	$841	$862

(1) Fixed maturities included $517 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $65 million of appreciation for securities classified in Level 3.

(2) The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts. See Note 6 for additional information.

(3) Other derivative assets and other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges.  See Note 10 for additional information.

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

Nearly all of these instruments are valued using recent trades or pricing models.  Less than 1% of the fair value of investments classified in Level 2 represent foreign bonds that are valued using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes, consistent with local market practice.

Short-term investments are carried at fair value which approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2013 or December 31, 2012.  The nature and use of these other derivatives are described in Note 10.

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

The Company classifies certain newly issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.

Fixed maturities and equity securities.  Approximately 8% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	September 30,	December 31,
(In millions)	2013	2012
Other asset and mortgage-backed securities - valued using pricing models	$608	$598
Corporate and government fixed maturities - valued using pricing models	430	596
Corporate fixed maturities - valued at transaction price	127	123
Equity securities - valued at transaction price	61	34
Total	$1,226	$1,351

Fair values of other asset and mortgage-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  For other asset and mortgage-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation.  Approximately 10% of fixed maturities classified in Level 3 represent single, unadjusted, non-binding broker quotes that are not considered market observable.  Certain private equity investments and subordinated corporate fixed maturities, representing approximately 15% of securities included in Level 3, are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of September 30, 2013 and December 31, 2012.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

Other asset and mortgage-backed securities.  The significant unobservable inputs used to value the following other asset and mortgage-backed securities are liquidity and weighting of credit spreads.  When there is limited trading activity for the security, an adjustment for liquidity is made as of the measurement date that considers current market conditions, issuer circumstances and complexity of the security structure.  An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral and no standard market valuation technique.  The weighting of credit spreads is primarily based on the underlying collateral’s characteristics and their proportional cash flows supporting the bond obligations.  The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral, ranging from high credit quality to below investment grade.

Corporate and government fixed maturities.  The significant unobservable input used to value the following corporate and government fixed maturities is an adjustment for liquidity.  When there is limited trading activity for the security, an adjustment is needed to reflect current market conditions and issuer circumstances.

As of September 30, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$595	Liquidity	60 - 610 (170)
		Weighting of credit spreads	120 - 2,170 (310)
Corporate and government fixed maturities	$295	Liquidity	70 - 350 (170)

As of December 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$584	Liquidity	60 - 410 (140)
		Weighting of credit spreads	50 - 4,540 (410)
Corporate and government fixed maturities	$439	Liquidity	20 - 640 (190)

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.  Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.  The tables do not include Level 3 securities when fair value and significant unobservable inputs were not developed directly by the Company, including securities using single, unadjusted non-binding broker quotes and securities valued at transaction price.  See the preceding discussion regarding the Company’s valuation processes and controls.

Guaranteed minimum income benefit contracts.  The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments.  Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders’ account values or deposits increased at a contractual rate.  The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions that include non-performance risk, among other things.

As discussed in Note 6, the Company effectively exited the GMIB business as a result of the February 4, 2013 agreement with Berkshire.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liability) and (b) the reinsurers’ credit risk (GMIB asset).

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liability to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (b) the GMIB asset to reflect a market participant’s view of the reinsurers’ credit risk, after considering collateral.  The estimated market-implied spread is (i) company-specific for each party involved to the extent that company-specific market data is available or (ii) is based on industry averages for similarly-rated companies when company-specific data is not available.  The estimated spread is impacted by the credit default swap spreads of the specific parent companies, adjusted to reflect subsidiaries’ credit ratings relative to their parent company and any available collateral.  The additional spread over LIBOR incorporated into the discount rate ranged from 5 to 135 basis points for the GMIB liability with a weighted average of 50 basis points and ranged from 0 to 85 basis points for the GMIB reinsurance asset with a weighted average of 15 basis points for that portion of the interest rate curve most relevant to these policies.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2013 and 2012.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in the fair values of these assets accrue directly to policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2013	$1,209	$945	$(922)	$23
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(81)	81	-
Other	3	10	(16)	(6)
Total gains (losses) included in shareholders’ net income	3	(71)	65	(6)
Losses included in other comprehensive income	(1)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(8)	-	-	-
Purchases, sales and settlements:
Purchases	64	-	-	-
Sales	(18)	-	-	-
Settlements	(35)	(21)	16	(5)
Total purchases, sales and settlements	11	(21)	16	(5)
Transfers into/(out of) Level 3:
Transfers into Level 3	32	-	-	-
Transfers out of Level 3	(20)	-	-	-
Total transfers into/(out of) Level 3	12	-	-	-
Balance at September 30, 2013	$1,226	$853	$(841)	$12
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(71)	$65	$(6)

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended September 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2012	$1,128	$707	$(1,332)	$(625)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(78)	131	53
Other	1	-	-	-
Total gains (losses) included in shareholders’ net income	1	(78)	131	53
Gains included in other comprehensive income	11	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(15)	-	-	-
Purchases and settlements:
Purchases	39	-	-	-
Settlements	(15)	(4)	17	13
Total purchases and settlements	24	(4)	17	13
Transfers into/(out of) Level 3:
Transfers into Level 3	36	-	-	-
Transfers out of Level 3	(4)	-	-	-
Total transfers into/(out of) Level 3	32	-	-	-
Balance at September 30, 2012	$1,181	$625	$(1,184)	$(559)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(78)	$131	$53

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(286)	286	-
Other	13	12	(16)	(4)
Total gains (losses) included in shareholders’ net income	13	(274)	270	(4)
Losses included in other comprehensive income	(18)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(46)	-	-	-
Purchases, sales and settlements:
Purchases	104	-	-	-
Sales	(48)	-	-	-
Settlements	(96)	505	59	564
Total purchases, sales and settlements	(40)	505	59	564
Transfers into/(out of) Level 3:
Transfers into Level 3	101	-	-	-
Transfers out of Level 3	(135)	-	-	-
Total transfers into/(out of) Level 3	(34)	-	-	-
Balance at September 30, 2013	$1,226	$853	$(841)	$12
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$6	$(274)	$270	$(4)

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2012 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(65)	98	33
Other	4	-	-	-
Total gains (losses) included in shareholders’ net income	4	(65)	98	33
Gains included in other comprehensive income	16	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(19)	-	-	-
Purchases and settlements:
Purchases	106	-	-	-
Settlements	(44)	(22)	51	29
Total purchases and settlements	62	(22)	51	29
Transfers into/(out of) Level 3:
Transfers into Level 3	155	-	-	-
Transfers out of Level 3	(39)	-	-	-
Total transfers into/(out of) Level 3	116	-	-	-
Balance at September 30, 2012	$1,181	$625	$(1,184)	$(559)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(65)	$98	$33

(1)  Amounts do not accrue to shareholders.

As noted in the tables above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:

•                  Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities and realized investment gains (losses) for the impact of changes in non-performance risk related to GMIB assets and liabilities beginning February 4, 2013, similar to hedge ineffectiveness; and

•                  GMIB fair value (gain) loss for amounts related to GMIB assets and liabilities, except for the impact of changes in non-performance risk subsequent to February 4, 2013.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the nine months ended September 30, 2013 and September 30, 2012, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of September 30, 2013 and December 31, 2012 separate account assets were as follows:

September 30, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$260	$281	$-	$541
Non-guaranteed separate accounts (1)	1,784	4,816	1,015	7,615
Total separate account assets	$2,044	$5,097	$1,015	$8,156

(1)  As of September 30, 2013, non-guaranteed separate accounts included $3.8 billion in assets supporting the Company’s pension plans, including $965 million classified in Level 3.

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

Separate account assets in Level 1 primarily include exchange-listed equity securities.  Level 2 assets primarily include:

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
(In millions)	2013	2012
Balance at July 1	$1,049	$952
Policyholder gains (1)	17	21
Purchases, sales and settlements:
Purchases	18	30
Sales	(2)	-
Settlements	(69)	(20)
Total purchases, sales and settlements	(53)	10
Transfers into/(out of) Level 3:
Transfers into Level 3	5	2
Transfers out of Level 3	(3)	-
Total transfers into/(out of) Level 3	2	2
Balance at September 30,	$1,015	$985

(1)  Included in this amount are gains of $17 million attributable to instruments still held at September 30, 2013 and gains of $20 million attributable to instruments still held at September 30, 2012.

	Nine Months Ended September 30,
(In millions)	2013	2012
Balance at January 1	$1,005	$750
Policyholder gains (1)	46	48
Purchases, sales and settlements:
Purchases	106	230
Sales	(2)	-
Settlements	(138)	(49)
Total purchases, sales and settlements	(34)	181
Transfers into/(out of) Level 3:
Transfers into Level 3	5	7
Transfers out of Level 3	(7)	(1)
Total transfers into/(out of) Level 3	(2)	6
Balance at September 30,	$1,015	$985

(1)  Included in this amount are gains of $46 million attributable to instruments still held at September 30, 2013 and gains of $41 million attributable to instruments still held at September 30, 2012.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  During the nine months ended September 30, 2013, impaired mortgage loans and real estate entities representing less than 1% of total investments were written down to their fair values resulting in realized investment losses of $5 million, after-tax.

For the nine months ended September 30, 2012, impaired mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $7 million, after-tax.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

Most financial instruments that are subject to fair value disclosure requirements are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value. The following table provides the fair values and carrying values of the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2013 and December 31, 2012.

	Classification in	September 30, 2013		December 31, 2012
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,507	$2,404	$2,999	$2,851
Contractholder deposit funds, excluding universal life products	Level 3	$1,082	$1,070	$1,082	$1,056
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,529	$4,992	$5,821	$4,986

The fair values presented in the table above have been estimated using market information when available.  The following valuation methodologies and inputs are used by the Company to determine fair value.

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

Fair values of off-balance-sheet financial instruments were not material as of September 30, 2013 and December 31, 2012.

Note 9 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Fixed maturities	$16	$8	$105	$23
Equity securities	-	1	4	5
Commercial mortgage loans	-	1	(4)	(9)
Real estate	-	-	-	(1)
Other investments, including derivatives	11	1	87	2
Realized investment gains before income taxes	27	11	192	20
Less income taxes	10	4	65	4
Net realized investment gains	$17	$7	$127	$16

Included in the above realized investment gains (losses) before income taxes, are changes in valuation reserves, asset write-downs and other-than-temporary impairments on fixed maturities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Credit-related (1)	$-	$-	$(8)	$(14)
Other	(3)	-	(11)	(2)
Total	$(3)	$-	$(19)	$(16)

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

	As of September 30,	As of December 31,
(In millions)	2013	2012
Included in fixed maturities:
Trading securities (amortized cost: $1; $1)	$1	$1
Hybrid securities (amortized cost: $5; $15)	5	15
Total	$6	$16
Included in equity securities:
Hybrid securities (amortized cost: $70; $84)	$56	$70

The following information about fixed maturities excludes trading and hybrid securities.  The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2013:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,057	$1,077
Due after one year through five years	5,023	5,407
Due after five years through ten years	4,665	4,982
Due after ten years	2,596	3,133
Mortgage and other asset-backed securities	948	1,040
Total	$14,289	$15,639

Actual maturities of these securities could differ from contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities (excluding trading securities and hybrid securities with a fair value of $6 million at September 30, 2013 and $16 million at December 31, 2012) by type of issuer is shown below.

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
Federal government and agency	$443	$282	$(1)	$724
State and local government	2,018	183	(5)	2,196
Foreign government	1,116	70	(9)	1,177
Corporate	9,763	802	(63)	10,502
Federal agency mortgage-backed	83	-	-	83
Other mortgage-backed	67	4	(4)	67
Other asset-backed	799	94	(3)	890
Total	$14,289	$1,435	$(85)	$15,639

(In millions)	December 31, 2012
Federal government and agency	$509	$393	$-	$902
State and local government	2,169	270	(2)	2,437
Foreign government	1,197	126	(1)	1,322
Corporate	10,590	1,308	(17)	11,881
Federal agency mortgage-backed	121	1	-	122
Other mortgage-backed	82	11	(4)	89
Other asset-backed	797	145	(6)	936
Total	$15,465	$2,254	$(30)	$17,689

The above table includes investments with a fair value of $2.7 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $535 million and gross unrealized depreciation of $18 million at September 30, 2013.  Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2012, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $883 million and gross unrealized depreciation of $8 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Proceeds from sales	$402	$92	$1,674	$447
Gross gains on sales	$10	$6	$93	$25
Gross losses on sales	$1	$-	$4	$1

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

As of September 30, 2013, fixed maturities (excluding trading and hybrid securities) with a decline in fair value from amortized cost (primarily corporate, and other asset and mortgage-backed securities) were by length of time of decline, as follows:

		Amortized	Unrealized	Number
(In millions)	Fair Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,464	$1,515	$(51)	623
Below investment grade	$393	$403	$(10)	345
More than one year:
Investment grade	$207	$225	$(18)	80
Below investment grade	$46	$52	$(6)	14

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of September 30, 2013.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower.  Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

Credit quality.  The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period.  Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at each loan’s origination that is then updated each year as part of the annual portfolio loan review.  The Company evaluates and monitors credit quality on an ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

Quality ratings are based on our evaluation of a number of key inputs related to the loan, including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics.  However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios.  The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments.  The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$312	$-	$-	$56	$-	$368
50% to 59%	591	132	-	18	-	741
60% to 69%	438	16	70	-	24	548
70% to 79%	116	114	-	-	22	252
80% to 89%	58	61	34	28	122	303
90% to 99%	-	-	58	50	67	175
100% or above	-	-	-	-	17	17
Total	$1,515	$323	$162	$152	$252	$2,404

	December 31, 2012
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$297	$8	$-	$50	$-	$355
50% to 59%	614	104	25	52	-	795
60% to 69%	562	75	-	66	-	703
70% to 79%	194	143	132	4	16	489
80% to 89%	45	42	131	18	58	294
90% to 99%	14	30	-	-	58	102
100% or above	-	-	30	17	66	113
Total	$1,726	$402	$318	$207	$198	$2,851

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2013 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 63% at September 30, 2013 from 65% at December 31, 2012.   The portfolio’s average debt service coverage ratio was estimated to be 1.59 at September 30, 2013, an improvement from 1.56 at December 31, 2012.

Quality ratings are adjusted between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

During 2013, the Company restructured its subordinate interest in two cross-collateralized pools of industrial loans totaling $31 million by extending the maturity dates and reducing the interest rates.  This modification was considered a troubled debt restructuring and the loans were classified as problem mortgage loans because the borrower was experiencing financial difficulties and an interest rate concession was granted.  No valuation reserves were required because the fair values of the underlying properties exceeded the carrying values of the outstanding loans.

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

Certain other loans were modified during the nine months ended September 30, 2013 and the twelve months ended December 31, 2012.  However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company’s results of operations, financial condition or liquidity.

Potential problem mortgage loans are considered current (no payment more than 59 days past due), but exhibit certain characteristics that increase the likelihood of future default. The characteristics management considers include, but are not limited to, the deterioration of debt service coverage below 1.0, estimated loan-to-value ratios increasing to 100% or more, downgrade in quality rating and requests from the borrower for restructuring.  In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days.  Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms, which could include concessions on interest rate, principal payment or maturity date.  The Company monitors each problem and potential problem mortgage loan on an ongoing basis, and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $160 million at September 30, 2013 and $215 million at December 31, 2012.  At September 30, 2013 and December 31, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans.  Loans collateralized by industrial properties represented the most significant concentration by property type at September 30, 2013, with no significant concentration by property type at December 31, 2012.

Impaired commercial mortgage loans.  A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due (principal and interest) according to the terms of the original loan agreement. These loans are included in either problem or potential problem loans. The Company assesses each loan individually for impairment, using the information obtained from the quality review process discussed above.  Impaired loans are carried at the lower of unpaid principal balance or the fair value of the underlying real estate.  In some cases when it is probable that the Company will not collect the interest due under the original agreements, the loan will be considered impaired but a related valuation reserve will not be recorded because the fair value of the underlying real estate is higher than the remaining carrying value of the loan.

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	September 30, 2013			December 31, 2012
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$93	$(11)	$82	$72	$(7)	$65
Impaired commercial mortgage loans with no valuation reserves	31	-	31	60	-	60
Total	$124	$(11)	$113	$132	$(7)	$125

The average recorded investment in impaired loans was $128 million at September 30, 2013 and $176 million at September 30, 2012.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the nine months ended September 30, 2013 or 2012.  Interest income on impaired commercial mortgage loans was not significant for the nine months ended September 30, 2013 or 2012.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2013	2012
Reserve balance, January 1,	$7	$19
Increase in valuation reserves	4	10
Charge-offs upon sales and repayments, net of recoveries	-	(3)
Transfers to other long-term investments	-	(16)
Transfers to real estate	-	(3)
Reserve balance, September 30,	$11	$7

Short-term investments and cash equivalents.  Short-term investments and cash equivalents include corporate securities of $1.8 billion, federal government securities of $544 million and money market funds of $142 million as of September 30, 2013.   The Company’s short-term investments and cash equivalents as of December 31, 2012 included corporate securities of $1.1 billion, federal government securities of $167 million and money market funds of $217 million.

Note 10 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities.  The Company has written and purchased reinsurance contracts under its Run-off Reinsurance segment that are accounted for as free standing derivatives. The Company also has used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its Run-off Reinsurance segment until February 4, 2013 (for further information, see Note 6). For information on the Company’s accounting policy for derivative financial instruments see Note 2 to the Financial Statements contained in the Company’s 2012 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of September 30, 2013 or December 31, 2012.

Derivative instruments used in the Company’s investment risk management.

The Company uses derivative financial instruments as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.

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

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to eight years.  Net interest cash flows are reported in operating activities.

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	September 30, 2013	December 31, 2012
Interest rate swaps	$48	$58
Foreign currency swaps	133	133
Combination interest rate and foreign currency swaps	50	64
Total	$231	$255

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of	As of	As of	As of	For the three months ended		For the nine months ended
	September 30,	December 31,	September 30,	December 31,	September 30,		September 30,
Instrument	2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	$2	$4	$-	$-	$(1)	$(1)	$(2)	$(2)
Foreign currency swaps	1	1	16	18	(4)	(3)	-	(1)
Combination interest rate and foreign currency swaps	-	-	5	13	(1)	(2)	8	(1)
Total	$3	$5	$21	$31	$(6)	$(6)	$6	$(4)

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months and nine months ended September 30, 2013 and 2012, the gains (losses) reclassified from accumulated other comprehensive income into net income were not material.  No gains (losses) were recognized due to hedge ineffectiveness and no amounts were excluded from the assessment of hedge effectiveness.

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

Note 11 — Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of the Company’s involvement with the entity changes, to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

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

To provide certain services to its Medicare Advantage customers, the Company contracts with independent physician associations (“IPAs”) that are variable interest entities.  Physicians provide health care services to the Medicare Advantage customers and the Company provides medical management and administrative services to the IPAs.

The Company is not the primary beneficiary and does not consolidate these entities because either:

•                  it had no power to direct the activities that most significantly impact the entities’ economic performance; or

•                  it had neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.  The Company’s maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investment reported in fixed maturities and equity securities, and its aggregate ownership interest is insignificant relative to the total principal amount issued by these entities.  The Company’s maximum exposure to loss related to the IPA arrangements is limited to their liability for incurred but not reported claims for the Company’s Medicare Advantage customers.  These liabilities are not material and are generally secured by deposits maintained by the IPAs.

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

For the nine months ended September 30, 2013, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $ 113 million pre-tax in the aggregate ($ 73 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of the plan amendment described above, normal amortization, and the results of the annual actuarial review completed during the second quarter of 2013, partially offset by the effect of the curtailment.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$2	$2	$1	$-	$1	$1
Interest cost	45	50	136	149	3	4	9	12
Expected long-term return on plan assets	(68)	(69)	(204)	(203)	(1)	-	(1)	-
Amortization of:
Net loss from past experience	19	15	56	45		-		-
Prior service cost		-		-	-	(3)	(3)	(9)
Curtailment gain		-		-		-	(19)	-
Settlement loss		-		6		-		-
Net cost	$(3)	$(3)	$(10)	$(1)	$3	$1	$(13)	$4

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the nine months ended September 30, 2013, the Company contributed $174 million of which $64 million was required and $110 million was voluntary.  In October of 2013, the Company made its final required 2013 contribution of $21 million.  The Company does not expect to make additional contributions for the remainder of 2013.

Note 13 — Debt

Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2013	2012
Short-term:
Commercial paper	$100	$200
Current maturities of long-term debt	-	1
Other	105	-
Total short-term debt	$205	$201
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	299
4% Notes due 2022	743	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	86	38
Total long-term debt	$5,034	$4,986

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

In December 2012, the Company extended the term of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of September 30, 2013, the Company had $5.7 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $39 million issued as of September 30, 2013.

The Company was in compliance with its debt covenants as of September 30, 2013.

Note 14 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  As required by GAAP, the Company parenthetically identifies the income statement line item affected by reclassification adjustments in the table below.  Changes in the components of accumulated other comprehensive loss were as follows:

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Three Months Ended September 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(4)	$-	$(4)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(16)	6	(10)
Net unrealized depreciation, securities	$(20)	$6	$(14)
Net unrealized depreciation, derivatives	$(4)	$2	$(2)
Net translation of foreign currencies	$68	$(9)	$59
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$19	$(7)	$12
Net postretirement benefits liability adjustment	$19	$(7)	$12
Three Months Ended September 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$134	$(45)	$89
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(9)	3	(6)
Net unrealized appreciation, securities	$125	$(42)	$83
Net unrealized depreciation, derivatives	$(5)	$1	$(4)
Net translation of foreign currencies	$39	$(8)	$31
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$12	$(4)	$8
Net postretirement benefits liability adjustment	$12	$(4)	$8

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the year	$(424)	$142	$(282)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(109)	38	(71)
Net unrealized depreciation, securities	$(533)	$180	$(353)
Net unrealized appreciation, derivatives	$10	$(3)	$7
Net translation of foreign currencies	$(24)	$9	$(15)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$53	$(19)	$34
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	34	(12)	22
Net change due to valuation update and plan amendments	79	(28)	51
Net postretirement benefits liability adjustment	$113	$(40)	$73
Nine Months Ended September 30, 2012
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$283	$(94)	$189
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(28)	10	(18)
Net unrealized appreciation, securities	$255	$(84)	$171
Net unrealized depreciation, derivatives	$(5)	$1	$(4)
Net translation of foreign currencies	$37	$(14)	$23
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$36	$(12)	$24
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	42	(14)	28
Net change due to valuation update	24	(8)	16
Net postretirement benefits liability adjustment	$66	$(22)	$44

Note 15 — Income Taxes

A.  Income Tax Expense

In the third quarter of 2013, the Internal Revenue Service (IRS) completed its examination of the Company’s 2009 and 2010 consolidated federal income tax returns, resulting in an increase to shareholders’ net income of $18 million ($19 million reported as a reduction of income tax expense, partially offset by a $1 million pre-tax charge). Shareholders’ net income for the third quarter of 2013 also increased by $13 million due to the recognition of tax benefits related to certain of the Company’s foreign operations.

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

The permanent reinvestment of foreign operation earnings resulted in an increase to shareholders’ net income of $28 million for the nine months ended September 30, 2013 and $29 million for the nine months ended September 30, 2012, including $13 million resulting from the first quarter 2012 implementation for the Company’s China and Indonesia operations.  The Company has accumulated permanently reinvested foreign earnings of $862 million and cumulative unrecognized deferred tax liabilities of $145 million through September 30, 2013.

B.  Unrecognized Tax Benefits

Unrecognized tax benefits decreased for the nine months ended September 30, 2013 by $32 million of which $13 million increased shareholders’ net income. Most of the decrease was attributable to completion of the previously referenced IRS examination.  The Company has determined that it is reasonably possible that there could be a significant increase in the level of unrecognized tax benefits within the next twelve months due to ongoing IRS related matters as discussed further below.  Any such increases are not expected to have a material impact on shareholders’ net income as they would relate to the timing of income tax deductions.

C.  Other Tax Matters

The Company’s long-standing dispute with the IRS for tax years 2004 through 2006, regarding the appropriate reserve methodology for certain reinsurance contracts, has been finally resolved.  On February 28, 2013, the United States Tax Court entered its decision on this matter for the 2004 tax year, finding the Company had an overpayment of federal income tax for the period.  The refund was received on June 24, 2013.  On January 9, 2013, the United States Tax Court entered its decision on this matter for the 2005 and 2006 tax years, finding that the Company had no additional tax liability for these years.

An IRS examination of the Company’s 2009 and 2010 tax years has been completed.  Two issues could not be resolved at the examination level related to the timing of income tax deductions.  On October 23, 2013, the Company filed a formal protest challenging the IRS positions on the two disputed matters.  The Company will now attempt to resolve these matters through the administrative appeals process.

Note 16 — Segment Information

Effective December 31, 2012, Cigna changed its external reporting segments based on changes in its internal reporting structure that reflect the realignment of its businesses to better leverage distribution and service delivery capabilities for the benefit of its global clients and customers.  The Company’s results are now aggregated based on the nature of the Company’s products and services, rather than its geographies.  Prior period segment information has been conformed to the current presentation.

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

Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,230	$5,771	$18,698	$16,936
Global Supplemental Benefits	638	500	1,872	1,410
Group Disability and Life	848	775	2,553	2,305
Run-off Reinsurance	-	(37)	(38)	(90)
Other Operations	38	36	114	114
Corporate	(12)	(16)	(35)	(50)
Total	$7,742	$7,029	$23,164	$20,625
Shareholders’ net income
Global Health Care	$424	$377	$1,230	$1,021
Global Supplemental Benefits	39	34	143	104
Group Disability and Life	92	64	194	223
Run-off Reinsurance	-	25	(486)	(7)
Other Operations	35	22	74	63
Corporate	(54)	(63)	(167)	(203)
Segment earnings	536	459	988	1,201
Realized investment gains, net of taxes	17	7	127	16
Shareholders’ net income	$553	$466	$1,115	$1,217

Concentration of risk.  For the Company’s Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 50% of the segment’s revenues and 84% of the segment’s earnings for the nine months ended September 30, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.  For the nine months ended September 30, 2013, our Global Supplemental Benefits Segment operations in Korea represented 4% of Cigna’s total consolidated revenues and 11% of Cigna’s shareholders’ net income.

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2013, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $518 million as of September 30, 2013.  Approximately 14% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of September 30, 2013.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 8 for further information on the fair value hierarchy.

Guaranteed minimum income benefit (GMIB) contracts.  Effective with the reinsurance agreement entered into on February 4, 2013, the Company has retrocessional coverage in place that covers the exposures on these contracts.  See Notes 6, 8 and 10 for further information on GMIB contracts.  Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of these contracts.  Accordingly, the Company’s maximum potential undiscounted future payment of $856 million, without considering any retrocessional coverage, was determined using the following hypothetical assumptions:

•                  no annuitants surrendered their accounts;

•                  all annuitants lived to elect their benefit;

•                  all annuitants elected to receive their benefit on the next available date (2013 through 2019); and

•                  all underlying mutual fund investment values remained at the September 30, 2013 value of $1.1 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Certain other guarantees.  The Company had indemnification obligations to lenders of up to $284 million as of September 30, 2013, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2014 through 2042.  The Company’s indemnification obligations would require payment to lenders for actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2013.

The Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease.  The Company’s liabilities for these guarantees were not material as of September 30, 2013.

The Company had indemnification obligations as of September 30, 2013 in connection with acquisition, disposition and reinsurance exit transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2013.

Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the nine months ended September 30, 2013 and 2012, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. These legal actions may include benefit claims, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax matters, privacy, intellectual property claims and real estate related disputes.  Litigation of income tax matters is accounted for under FASB’s accounting guidance for uncertain income tax positions. Further information on income tax matters can be found in Note 15. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously. Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.   During the third quarter of 2013, the Company increased its pre-tax reserves by $24 million ($15 million after-tax) for the matters discussed below, resulting in pre-tax reserves as of September 30, 2013 of $224 million ($145 million after-tax).  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operation, financial condition or liquidity for any particular period.

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

Both parties appealed the court’s decisions to the United States Court of Appeals for the Second Circuit that issued a decision on October 6, 2009 affirming the District Court’s judgment and order on all issues. On January 4, 2010, both parties filed separate petitions for a writ of certiorari to the United States Supreme Court. Cigna’s petition was granted, and on May 16, 2011, the Supreme Court issued its Opinion in which it reversed the lower courts’ decisions and remanded the case to the trial judge for reconsideration of the remedy. The Court unanimously agreed with the Company’s position that the lower courts erred in granting a remedy for an inaccurate plan description under an ERISA provision that allows only recovery of plan benefits. However, the decision identified possible avenues of “appropriate equitable relief” that plaintiffs may pursue as an alternative remedy.  The case was returned to the trial court and hearings took place on December 9, 2011 and March 29-30, 2012.  Over that summer, the trial judge passed away and the case was re-assigned.

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

Adventist Health System.  The Company is defending an arbitration filed in February 2011 under the rules of the American Arbitration Association titled Adventist Health System v. Cigna HealthCare of Florida, et. al.  Adventist alleges that it was under-reimbursed by Cigna under an Orlando-based contract between the parties that expired in 2009.  The Company has denied the claims in the arbitration.  In October 2013, the parties settled this matter.

Regulatory Matters

Disability claims regulatory matter.  Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry.  This has resulted in an increase in coordinated multi-state examinations that target specific market practices in lieu of regularly recurring examinations of an insurer’s overall operations conducted by an individual state’s regulators. The Company has been subject to such an examination and, during the second quarter of 2013, finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices.

The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition that are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the reassessment period is three years.

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.  In addition to the monitoring states, most of the other jurisdictions have joined the agreement as participating, non-monitoring states.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

As used in this document, “Cigna,” the “Company,” “we” and “our” may refer to Cigna Corporation itself, one or more of its subsidiaries, or Cigna Corporation and its consolidated subsidiaries.  The Company is a global health services organization with a mission to help its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

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

The following discussion addresses the financial condition of the Company as of September 30, 2013, compared with December 31, 2012, and its results of operations for the three months and nine months ended September 30, 2013 compared with the same periods last year.  This discussion should be read in conjunction with the MD&A included in the Company’s 2012 Form 10-K filed on February 28, 2013.

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

As a result of these changes, the financial results of Cigna’s businesses are now reported in the following segments:

•                  Global Health Care aggregates the following two operating segments:

•                  Commercial (including the international health care business) and

•                  Government;

•                  Global Supplemental Benefits;

•                  Group Disability and Life;

•                  Run-off Reinsurance and;

•                  Other Operations, including Corporate-owned Life Insurance.

Prior year segment information has been conformed to the new segment structure.

Business Strategy

For more information on the Company’s business strategy, see page 1 of the Company’s 2012 Form 10-K. The Company’s ability to increase revenue, shareholders’ net income and operating cash flows from ongoing operations is directly related to progress in executing its strategy as well as other key factors, including the Company’s ability to:

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

Run-off Operations

Prior to February 4, 2013, the Company’s Run-off Reinsurance segment had significant exposures, primarily from its guaranteed minimum death benefits (“GMDB”, also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) business.  Effective February 4, 2013, the Company entered into an agreement to reinsure the Company’s future exposures for this business, net of retrocessional arrangements in place prior to February 4, 2013, up to a specified limit. See Note 6 to the Consolidated Financial Statements and the Run-off Reinsurance section of this MD&A for additional information.  As a result of this transaction, the Company recorded an after-tax charge of $507 million that is reported as a special item.

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

Realignment and Efficiency Plan

During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs that are expected to be mostly paid by the end of 2013.  The Global Health Care segment reported $65 million pre-tax ($42 million after-tax).  The remainder was reported as follows: $9 million pre-tax ($6 million after-tax) in Global Supplemental Benefits and $3 million pre-tax ($2 million after-tax) in Group Disability and Life.  The Company expects to realize annualized after-tax savings of approximately $60 million, the majority of which is expected to be reinvested in the business to enhance the Company’s ability to provide superior service and affordable products to our customers.

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

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$7,206	$6,602	$21,692	$19,360
Net investment income	297	283	873	854
Mail order pharmacy revenues	471	401	1,333	1,189
Other revenues	65	26	139	76
Total realized investment gains	27	11	192	20
Total revenues	8,066	7,323	24,229	21,499
Benefits and expenses	7,267	6,605	22,589	19,641
Income before taxes	799	718	1,640	1,858
Income taxes	246	252	522	641
Net income	553	466	1,118	1,217
Less: net income attributable to redeemable noncontrolling interest	-	-	3	-
Shareholders’ net income	$553	$466	$1,115	$1,217

A reconciliation of shareholders’ net income to adjusted income from operations follows:

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Shareholders’ net income	$553	$466	$1,115	$1,217
Less: realized investment gains, net of taxes	17	7	127	16
Segment earnings	536	459	988	1,201
Less: GMIB and special items (after-tax):
Results of GMIB business	-	32	25	22
Costs associated with PBM services agreement	-	-	(24)	-
Charge related to reinsurance transaction (See Note 6 to the Consolidated Financial Statements)	-	-	(507)	-
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	-	-	(51)	-
Charge for realignment and efficiency plan (See Note 7 to the Consolidated Financial Statements)	-	(50)	-	(50)
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	-	(12)	-	(40)
Litigation matter (See Note 17 to the Consolidated Financial Statements)	-	-	-	(13)
Adjusted income from operations	$536	$489	$1,545	$1,282

Summarized below is adjusted income from operations by segment and other key consolidated financial data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Adjusted Income (Loss) From Operations
Global Health Care	$424	$419	$1,254	$1,083
Global Supplemental Benefits	39	40	143	110
Group Disability and Life	92	66	245	225
Run-off Reinsurance	-	(7)	(4)	(29)
Other Operations	35	22	74	63
Corporate	(54)	(51)	(167)	(170)
Total	$536	$489	$1,545	$1,282

Other Key Consolidated Financial Data
Global Medical customers (in thousands)			14,300	13,971
Cash provided by/(used in) operating activities	$830	$(320)	$107	$1,557
Shareholders’ equity			$9,874	$9,530

Results of Operations

•                  Consolidated Revenues increased 10% for the three months and 13% for the nine months ended September 30, 2013 compared with the same periods in 2012 primarily due to continued customer growth in targeted market segments, higher specialty contributions and rate increases relatively consistent with underlying medical cost trend.  For the nine months ended September 30, 2013, an additional month of revenue from HealthSpring also contributed to the increase.

•                  Shareholders’ net income increased 19% for the three months ended September 30, 2013, compared with the same period in 2012, primarily due to higher adjusted income from operations, higher realized investment results and the absence of third quarter 2012 special item charges.  For the nine months ended September 30, 2013, shareholders’ net income decreased 8%, compared with the same period in 2012, primarily reflecting the special item charge associated with the February 4, 2013 reinsurance agreement with Berkshire.

•                  Adjusted income from operations increased 10% for the three months ended September 30, 2013, compared with the same period in 2012, primarily attributable to higher earnings in the Group Disability and Life segment, along with favorable tax-related items (see Note 15 to the Consolidated Financial Statements for further details). For the nine months ended September 30, 2013, adjusted income from operations increased 21%, compared with the same period in 2012, largely attributable to earnings growth in all of the ongoing business segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life).  See the segment discussions later in this MD&A for further information.

•                  Medical customers increased 2% compared with the same period last year, primarily driven by continued growth in the regional, select, individual, and government market segments.

Liquidity and Financial Condition

During the nine months ended September 30, 2013, the following items affected the Company’s liquidity and financial condition:

•                  Cash provided by operating activities included payments totaling approximately $2.2 billion to Berkshire (see below).  Excluding that item, cash flows from operating activities increased by $746 million primarily due to the favorable effects of higher adjusted income from operations and business growth in the ongoing operating segments during the nine months ended September 30, 2013.  See the Liquidity and Capital Resources section of the MD&A for additional information.

•                  Reinsurance agreement with Berkshire. In the first quarter of 2013, the Company entered into an agreement with Berkshire to reinsure the GMDB and GMIB business for a reinsurance premium of $2.2 billion that was primarily funded by asset sales, available parent cash and tax benefits.  See the Liquidity and Capital Resources section of this MD&A for additional information.

•                  Pension plan contributions.  During the first nine months of 2013, the Company contributed $174 million of the $195 million expected for 2013.  See Note 12 to the Consolidated Financial Statements for additional information.

•                  Share Repurchase. The Company repurchased 12 million shares of stock for $863 million during the nine months ended September 30, 2013.  See the Liquidity and Capital Resources section of this MD&A for additional information.

Cash and short-term investments at the parent company as of September 30, 2013 were approximately $500 million.  Shareholders’ equity increased since the third quarter of 2012, reflecting strong earnings in the fourth quarter of 2012 and the first nine months of 2013, largely offset by the effect of share repurchase and unrealized losses on fixed maturities driven by rising interest rates.

Outlook for 2013

The Company expects 2013 consolidated adjusted income from operations to be higher than 2012 results, reflecting the 21% increase in adjusted income from operations for the first nine months of 2013 and expected continuing solid performance through the fourth quarter of 2013.  This outlook reflects the impact of sequestration; for further details see the discussion in the “Industry Developments” section of this MD&A. Information is not available for management to reasonably estimate realized investment results, or the financial impact of any additional special items in 2013. Special items for the fourth quarter of 2013 could include amounts related to litigation, guaranty fund assessments, and cost reduction initiatives.

The Company’s outlook for 2013 is subject to the factors cited above and in the Cautionary Statement of this Form 10-Q and the sensitivities discussed in the 2012 Form 10-K Critical Accounting Estimates section of the MD&A.

Revenues

Total revenues increased 10% for the three months ended and 13% for the nine months ended September 30, 2013, compared with the same periods in 2012, reflecting the following:

Premiums and Fees

Premiums and fees increased 9% for the three months and 12% for the nine months ended September 30, 2013, compared with the same periods in 2012 due to continued customer growth in targeted market segments, higher specialty contributions and rate increases relatively consistent with underlying medical cost trends in the commercial health care business. The acquisitions in late 2012 in the Global Supplemental Benefits segment also contributed to these increases.  For the nine months ended September 30, 2013, the increase was also partially attributable to an additional month of premiums and fees from HealthSpring.

Net Investment Income

Net investment income increased 5% for the three months ended and 2% for the nine months ended September 30, 2013, compared with the same periods in 2012, primarily reflecting higher yields driven in part by higher partnership income and mortgage prepayment fees, partially offset by lower average investment assets primarily due to the sale of assets to fund the reinsurance transaction with Berkshire.

Mail Order Pharmacy Revenues

Mail order pharmacy revenues increased 17% for the three months and 12% nine months ended September 30, 2013, compared with the same periods in 2012, primarily reflecting higher prescription volume for specialty medications (injectibles).

Other Revenues

Prior to February 4, 2013, when the dynamic hedge program to manage equity and growth interest rate risks in the Company’s run-off reinsurance operations was discontinued, other revenues included futures and swaps entered into as part of this hedge program. See the Run-off Reinsurance section of the MD&A beginning on page 62 for more information on this program.  No gains or losses are included in other revenues related to this program for the three months ended September 30, 2013, compared with losses of $42 million for the three months ended September 30, 2012.  For the nine months ended September 30, 2013, other revenues included pre-tax losses of $39 million compared with $106 million for the nine months ended September 30, 2012 related to this program.

Excluding the impact of these swaps and futures contracts, other revenues decreased 4% for the three months ended and 2% for the nine months ended September 30, 2013, compared with the same periods in 2012.

Realized Investment Results

Realized investment results increased for the three months ended September 30, 2013, compared with the same period in 2012 primarily attributable to a gain on the sale of a real estate joint venture and higher prepayment fees related to fixed maturities.

For the nine months ended September 30, 2013, realized investment results increased significantly, compared with the same period in 2012, primarily resulting from gains on the sales of real estate joint ventures, higher gains on sales of fixed maturities largely to fund the February 4, 2013 reinsurance transaction, and higher prepayment fees related to fixed maturities.

See Note 9 to the Consolidated Financial Statements for additional information.

Effective Tax Rate

The consolidated effective tax rate for the three months ended September 30, 2013 was 30.8% compared to 35.1% for the same period of 2012.  For the nine months ended September 30, 2013, the consolidated effective tax rate was 31.8% compared to 34.5 % for the same period last year.  The considerably lower effective tax rates in 2013 were attributable to the settlement of the 2009 and 2010 IRS examinations as well as the recognition of tax benefits related to certain of the Company’s foreign operations.  See Note 15 for further information.

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

The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition that are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the reassessment period is three years.

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge is comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge is reported in the Group Disability and Life segment.  The Company will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, the Company may be subject to additional fines or penalties.  In addition to the monitoring states, most of the other jurisdictions have joined the agreement as participating, non-monitoring states.

Sequestration

On March 31, 2013, a sequestration order under the Budget Control Act of 2011 was issued that requires reductions in payments to Medicare Advantage (MA) and Prescription Drug Program (PDP) carriers.  Effective April 1, 2013, payments to MA and PDP carriers were reduced by 2%, with the reduction scheduled to remain in place through 2021. The lower rates are impacting the Company’s revenue. The earnings impact is somewhat mitigated by reductions to medical cost reimbursements to health care providers.  The overall earnings impact from sequestration has not been, and is not expected to be material to consolidated results of operations in 2013.

Medicare Advantage Reimbursement Rates for 2014

On April 1, 2013, the Centers for Medicare and Medicaid Services (CMS) issued the final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies.  The Company submitted bids to CMS in the second quarter of 2013 that incorporated the 2014 rates and that continue to provide programs with attractive benefits to seniors.  However, since the 2014 Medicare Advantage open enrollment period will not end until December 7, 2013, the Company is currently unable to determine the impact that these 2014 benefit changes and prices will have on the level of enrollment in 2014.  Therefore, the Company cautions that 2014 consolidated results from operations could vary materially from prior periods depending on actual enrollment and the Company’s ability to manage medical costs.

Health Care Reform

In the first quarter of 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively, “Health Care Reform”) were signed into law.  Most of the law’s provisions are already effective while others will take effect from 2014 to 2018.  The Company has implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum medical loss ratio requirements) and continues its implementation planning for those provisions that must be implemented in the future. Management is currently unable to estimate the full impact of Health Care Reform on the Company’s future results of operations, and its financial condition and liquidity due to uncertainties related to interpretation, implementation and timing of its many provisions.  It is possible, however, that certain provisions of Health Care Reform could have a material impact on future results of operations.

Commercial minimum medical loss ratio (“MLR”) requirements became effective in January 2011, requiring payment of premium rebates beginning in 2012 to policyholders or, in some cases, group health plan participants with respect to the Company’s comprehensive commercial medical insurance and HMO plans if certain annual minimum loss ratios are not exceeded.  The Company recorded its rebate accrual based on estimated medical loss ratios calculated as prescribed by the U.S. Department of Health and

Human Services (“HHS”) using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical insurance policies or service agreements.  HHS regulations permit adjustments to the claims used in the calculation for Cigna’s expatriate and limited benefits plans subject to the MLR minimums.  HHS issued guidance that provides transitional relief from certain Health Care Reform requirements for expatriate health coverage (including the MLR requirements) through plan years ending on or before December 31, 2015.  The adjustments allowed for calculating the MLR for limited benefit plans are reduced each year through 2014 after which no adjustments are permitted.

Health Care Reform imposes two new significant fees on health insurers in 2014: the health insurance industry fee and the reinsurance contribution fee. The health insurance industry fee, that will total $8 billion for the industry in 2014 and increase to $13.9 billion by 2017, will not be tax deductible. Cigna’s share of this industry fee will be determined based on its proportion of premiums to the industry total and is expected to be significant.  Cigna’s effective tax rate is expected to be negatively impacted beginning in 2014 as a result of this fee.

The reinsurance contribution fee, a fixed-dollar per member levy on all commercial business, including ASO, is tax deductible and is expected to fund a reinsurance pool for non-grandfathered individual and small group business that is sold either on or off the public exchanges beginning in 2014.  The reinsurance contribution will be assessed for three years, 2014-2016.

The Company anticipates recovering most of these fees, including the industry fee, through rate increases. However, because the Company’s ultimate share of these fees remains uncertain, management is unable to estimate the impact of these fees on shareholders’ net income.

Health Care Reform also impacts Cigna’s Medicare Advantage and Medicare Part D prescription drug plan businesses in a variety of additional ways, including reduced Medicare premium rates (that began with the 2011 contract year), mandated minimum reductions to risk scores (beginning in 2014), transition of Medicare Advantage “benchmark” rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing “quality bonuses” for Medicare Advantage plans with a rating of four or five stars from CMS, and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap.  Under the rules proposed by HHS, if the MLR for a Medicare Advantage or Medicare Part D contract is less than the required 85% minimum, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.  The Company continues to evaluate the potential effect of these provisions.

Effective in 2014, each state is required to have a health insurance exchange for individuals and small employer groups to purchase insurance coverage. The enrollment process began on October 1, 2013.  These exchanges are either state-based, a state and federal partnership, or federally facilitated.  In the ten states where the Company currently offers individual coverage, most exchanges are federally facilitated.  The Company is offering coverage on five public health insurance exchanges (Arizona, Florida, Tennessee, Texas and Colorado).  The Company continues to sell individual and family plans off-exchange in all ten states where such coverage is currently offered.

Because individuals seeking to purchase health insurance coverage on the exchanges are guaranteed to be issued a policy, Health Care Reform provides three programs designed to reduce the risk for participating health insurance companies:

•                  a three-year (2014-2016) reinsurance program funded by a per-customer reinsurance contribution assessed against insurers and self-insured group health plans (see above) designed to provide reimbursement for high cost individual customers;

•                  a three-year (2014-2016) risk corridor program put in place to limit insurer gains and losses and protect against inaccurate rate setting at the outset of the new program; and

•                  a permanent risk adjustment program that will transfer funds from lower risk to higher risk plans based on the relative health risk scores of plan participants.

The Company continues to evaluate the potential impact of these programs on its results of operations beginning in 2014.

Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers in the development of implementing regulations.  In addition, management is implementing the necessary capabilities to ensure that the Company is compliant with the law and assessing potential opportunities arising from Health Care Reform.  These opportunities include the continued evolution and innovation of our broad health and wellness portfolio to improve the health and productivity of our customers, as well as the expansion of our physician collaboration capabilities to improve the quality of care and service experience for our customers while lowering costs and improving overall value.

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

Management has discussed the development and selection of its critical accounting estimates and reviewed its disclosures presented in the 2012 Form 10-K with the Audit Committee of the Company’s Board of Directors.

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

The Company regularly evaluates items that may impact critical accounting estimates.  As of September 30, 2013, there are no significant changes to the critical accounting estimates from what was reported in the 2012 Form 10-K.

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

•                  customer growth;

•                  sales of specialty products;

•                  operating expense as a percentage of segment revenues (operating expense ratio); and

•                  medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$5,699	$5,307	$17,210	$15,574
Net investment income	86	64	243	191
Mail order pharmacy revenues	471	401	1,333	1,189
Other revenues	60	63	155	173
Segment revenues	6,316	5,835	18,941	17,127
Mail order pharmacy cost of goods sold	390	324	1,096	975
Benefits and other expenses	5,288	4,924	15,955	14,551
Benefits and expenses	5,678	5,248	17,051	15,526
Income before taxes	638	587	1,890	1,601
Income taxes	214	210	660	580
Segment earnings	424	377	1,230	1,021
Less: special items (after-tax) included in segment earnings:
Costs associated with PBM services agreement	-	-	(24)	-
Charge for realignment and efficiency plan (See Note 7 to the Consolidated Financial Statements)	-	(42)	-	(42)
Costs associated with the HealthSpring acquisition	-	-	-	(7)
Charge related to litigation matters (See Note 17 to the Consolidated Financial Statements)	-	-	-	(13)
Adjusted income from operations	$424	$419	$1,254	$1,083
Realized investment gains, net of taxes	$14	$3	$65	$7

Segment earnings increased 12% for the three months ended and 20% for the nine months ended September 30, 2013 compared with the same periods in 2012 largely driven by higher adjusted income from operations and the absence of 2012 special item charges.  For the nine months ended September 30, 2013, these favorable effects were partially offset by the special item related to the PBM services agreement reported in the second quarter of 2013.

The Global Health Care segment’s adjusted income from operations increased 1% for the three months and 16% for the nine months ended September 30, 2013 compared with the same periods in 2012 primarily due to:

•                  revenue growth in the Commercial operating segment, largely driven by a higher customer base, rate increases on most products that were relatively consistent with underlying medical cost trend, and increased specialty contributions; and

•                  higher net investment income.

These favorable effects were partially offset by:

•                  a higher medical care ratio (“MCR”) in Medicare Advantage, particularly for the third quarter of 2013, driven by higher medical costs and lower per member revenue that included the impact of sequestration (effective April 1); and

•                  higher operating expenses largely due to customer-driven volume growth, and higher investment spending, particularly in the third quarter of 2013, to enhance our capabilities and implement our new PBM services arrangement. These effects were partially offset by operating cost efficiencies.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Medical:
Guaranteed cost	$1,123	$1,075	$3,338	$3,160
Experience-rated(1)	570	480	1,710	1,510
Stop loss	479	422	1,410	1,242
International health care	433	413	1,315	1,222
Dental	285	251	850	744
Medicare	1,404	1,342	4,255	3,653
Medicaid	81	60	235	135
Medicare Part D	302	322	1,089	1,105
Other	185	168	549	501
Total premiums	4,862	4,533	14,751	13,272
Fees	837	774	2,459	2,302
Total premiums and fees	$5,699	$5,307	$17,210	$15,574

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

Premiums and fees increased 7% for the three months and 11% for the nine months ended September 30, 2013 compared with the same periods in 2012, primarily driven by growth in the U.S. Commercial ASO customer base resulting in higher fees, stop loss revenues and specialty contribution, as well as rate increases on most products, relatively consistent with underlying medical cost trends.  Premiums and fees from the international health care business increased primarily due to new sales and, to a lesser extent, the conversion of Vanbreda business from service to risk.  The increase in the Government segment was due to a higher customer base in Medicare Advantage, partially offset by the impact of sequestration effective April 1, 2013 (see the “Industry Developments” section of this MD&A for further information).  In addition, the nine months ended September 30, 2013 also benefited from an additional month of premium from HealthSpring reflecting the timing of the acquisition on January 31, 2012.

Net investment income increased 34% for the three months and 27% for the nine months ended September 30, 2013 compared with the same periods in 2012, reflecting higher yields, with the nine months ended September 30, 2013 also benefiting from higher assets.

Mail order pharmacy revenue increased 17% for the three months and 12% for the nine months ended September 30, 2013 compared with the same periods of 2012 primarily reflecting higher prescription volume for specialty medications (injectibles).

Other revenues consist primarily of revenues earned on direct channel sales of certain specialty products, including behavioral health and disease management, as well as revenues for management services provided to independent physician associations and health plans.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Medical claims expense	$3,913	$3,561	$11,864	$10,584
Mail order pharmacy cost of goods sold	390	324	1,096	975
Operating expenses (excluding special items)	1,375	1,298	4,054	3,871
Special item(s)	-	65	37	96
Total benefits and expenses	$5,678	$5,248	$17,051	$15,526

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected ratios	2013	2012	2013	2012
Guaranteed cost medical care ratio	82.9%	80.2%	79.8%	78.9%
Medicare Advantage medical care ratio	85.5%	80.0%	84.2%	80.5%
Medicare Part D medical care ratio	69.9%	69.8%	88.2%	87.1%
Operating expense ratio (including special items)	21.8%	23.3%	21.6%	23.2%
Operating expense ratio (excluding special items)	21.8%	22.2%	21.4%	22.6%

Medical claims expense increased 10% for the three months and 12% for the nine months ended September 30, 2013 compared with the same periods in 2012, primarily reflecting medical cost inflation and customer growth and, to a lesser extent, higher medical costs in Medicare Advantage. The nine months ended September 30, 2013 was also driven by an additional month of claims expense from HealthSpring.

Operating expenses (including special items) increased 1% for the three months and 3% for the nine months ended September 30, 2013 compared with the same periods in 2012. Excluding special items, operating expenses increased 6% for the three months and 5% for the nine months ended September 30, 2013 compared with the same periods in 2012.  For the three months ended September 30, 2013, the increase was primarily due to higher spending to enhance our capabilities, including the costs associated with our new PBM service arrangement, and customer-driven volume growth partially offset by operating cost efficiencies.  For the nine months ended September 30, 2013, the increase is primarily due to an additional month of operating expenses from HealthSpring, as well as customer-driven volume growth, and spending to enhance our capabilities, including the costs associated with our new PBM service arrangement, partially offset by operating cost efficiencies and the postretirement plan curtailment gain.

One measure of the segment’s overall operating efficiency is the operating expense ratio, calculated as total operating expenses divided by segment revenues.  The table above shows operating expense ratios for the Global Health Care segment.

The operating expense ratios, both including and excluding special items, decreased for the three months and nine months ended September 30, 2013 compared to the same periods in 2012.  These decreases were primarily driven by revenue growth and operating cost efficiencies partially offset by higher spending to enhance our capabilities, including the costs associated with our new PBM service arrangement. For the nine months ended September 30, 2013, the operating expense ratio also benefited from the additional month of activity from HealthSpring. The HealthSpring business has a substantially lower operating expense ratio when compared to the Company’s commercial businesses.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at September 30, 2013 compared to December 31, 2012, reflecting customer growth, as well as the seasonal buildup of Stop Loss reserves.  (See Note 5 to the Consolidated Financial Statements for additional information).

Effective Tax Rate

The segment’s effective tax rate for the three months ended September 30, 2013 was 33.5% compared to 35.8% for the same period of 2012.  For the nine months ended September 30, 2013, the segment’s effective tax rate was 34.9% compared to 36.2 % for the same period of 2012.  The lower effective tax rates in 2013 were largely attributable to the recognition of tax benefits related to certain of the segment’s foreign operations.  See Note 15 for further information.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy or service agreement issued by the Company;

•                  has access to the Company’s provider network for covered services under their medical plan; or

•                  has medical claims that are administered by the Company.

As of September 30, estimated total medical customers were as follows:

(In thousands)	2013	2012
Commercial Risk:
U.S. Guaranteed cost	1,119	1,119
U.S. Experience-rated (1)	789	762
International health care - risk	773	736
Total commercial risk	2,681	2,617
Medicare	463	420
Medicaid	25	21
Total government	488	441
Total risk	3,169	3,058
Service, including international health care	11,131	10,913
Total medical customers	14,300	13,971

(1) Includes minimum premium customers, who have a risk profile similar to experience-rated customers. Also, includes certain non-participating cases for which special customer level reporting of experience is required.

The Company’s overall medical customer base as of September 30, 2013 increased 2% when compared with September 30, 2012, primarily driven by continued growth in the regional, select, individual, and government market segments.

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

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$634	$493	$1,851	$1,392
Net investment income	25	22	75	65
Other revenues	4	7	21	18
Segment revenues	663	522	1,947	1,475
Benefits and expenses	612	477	1,753	1,346
Income before taxes	51	45	194	129
Income taxes	12	11	48	25
Income attributable to redeemable noncontrolling interest	-	-	3	-
Segment earnings	39	34	143	104
Less: special items (after-tax) included in segment earnings:
Charge for realignment and efficiency plan (See Note 7 to the Consolidated Financial Statements)	-	(6)	-	(6)
Adjusted income from operations	$39	$40	$143	$110
Adjusted income from operations, using actual 2013 currency exchange rates	$39	$41	$143	$113
Realized investment gains (losses), net of taxes	$(1)	$1	$5	$4

Global Supplemental Benefits segment earnings increased 15% for the three months and 38% for the nine months ended September 30, 2013 compared with the same periods in 2012.  Segment earnings for the three months and nine months ended September 30, 2012 included a $6 million after tax charge associated with the realignment and efficiency plan.  For the nine months ended September 30, 2012, segment earnings also included an $8 million favorable adjustment related to the expansion of a capital management strategy (see further discussion in the Liquidity and Capital Resources section of the MD&A).

Excluding the effect of these items and applying actual 2013 currency exchange rates to 2012 results, adjusted income from operations decreased 5% for the three months ended September 30, 2013.  The decrease was primarily driven by strategically planned investment spending and costs for new affinity partnerships to support future business growth, as well as higher benefits expense.  These unfavorable effects were largely offset by business growth and the acquisitions of Great American Supplemental Benefits and Finans Emeklilik (“the acquisitions”) during the second half of 2012.

For the nine months ended September 30, 2013, adjusted income from operations increased 36% excluding the effect of the items mentioned above and applying 2013 currency exchange rates to 2012 results.  This increase was primarily driven by business growth, primarily in South Korea, lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets, and the earnings of the acquisitions during the second half of 2012, partially offset by higher benefits expenses.

Revenues

Premiums and fees increased 29% for the three months and 33% for the nine months ended September 30, 2013.  Applying actual 2013 currency exchange rates to 2012 results, premiums and fees increased by 28% for the three months and 31% for the nine months ended September 30, 2013, compared with the same periods in 2012.  These increases are primarily attributable to the acquisitions, and to a lesser extent, strong persistency, and new sales growth, particularly in South Korea.

Net investment income increased by 14% for the three months and 15% for the nine months ended September 30, 2013 compared with the same periods last year.  These increases were primarily due to the acquisitions in the second half of 2012.

Benefits and Expenses

Benefits and expenses increased by 28% for the three months and 30% for the nine months ended September 30, 2013.  Excluding the realignment and efficiency charge from 2012 and applying actual 2013 currency exchange rates to 2012 results, benefits and expenses increased by 30% for the three months and nine months ended September 30, 2013, compared with the same periods in 2012.  These increases were primarily due to the acquisitions in the second half of 2012 and business growth.

Loss ratios increased for the three months and nine months ended September 30, 2013 reflecting the inherently higher loss ratios of the Great American Supplemental Benefits business.

Policy acquisition expenses increased for the three months and nine months ended September 30, 2013, reflecting the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets.

Expense ratios increased for the three months and for the nine months ended September 30, 2013 compared to the same periods last year.  The increases were primarily driven by strategically planned investment spending to support future business growth, partially offset by the impact of the lower expense ratios associated with the Great American Supplemental Benefits business.

Other Items Affecting Global Supplemental Benefits Results

For the Company’s Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 50% of the segment’s revenues and 84% of the segment’s earnings for the nine months ended September 30, 2013.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and the Company’s consolidated financial results.  For the nine months ended September 30, 2013, our Global Supplemental Benefits Segment operations in Korea represented 4% of Cigna’s total consolidated revenues and 11% of Cigna’s shareholders’ net income.

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

•                  net investment income;

•                  benefits expense as a percentage of earned premium (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$848	$775	$2,552	$2,305
Net investment income	82	74	238	223
Other revenues	-	-	1	-
Segment revenues	930	849	2,791	2,528
Benefits and expenses	801	758	2,523	2,211
Income before income taxes	129	91	268	317
Income taxes	37	27	74	94
Segment earnings	92	64	194	223
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 17 to the Consolidated Financial Statements)	-	-	(51)	-
Charge for realignment and efficiency plan (See Note 7 to the Consolidated Financial Statements)	-	(2)	-	(2)
Adjusted income from operations	$92	$66	$245	$225
Realized investment gains, net of taxes	$6	$1	$36	$6

Segment earnings increased 44% for the three months ended September 30, 2013 compared with the same period in 2012 primarily as a result of higher adjusted income from operations.   Adjusted income from operations increased 39% reflecting the favorable impact of Disability and Specialty reserve reviews, higher net investment income and a lower operating expense ratio, partially offset by unfavorable Life claims experience.  Results for the three months ended September 30, 2013 included the favorable after-tax effect of reserve reviews of $26 million as compared to the favorable after-tax effect of reserve reviews of $5 million in the three months ended September 30, 2012.

For the nine months ended September 30, 2013, segment earnings decreased 13% as a result of the charge related to a disability claims regulatory matter partially offset by higher adjusted income from operations.  Adjusted income from operations increased 9% due to favorable disability claim experience, higher net investment income and a lower operating expense ratio, partially offset by a higher life loss ratio.  Results included the favorable after-tax effects of reserve reviews of $55 million for the nine months ended September 30, 2013 and $43 million for the nine months ended September 30, 2012.  Results in the nine months ended September 30, 2013 also included the $20 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 as a result of the reallocation of higher yielding assets to the disability and life portfolio.

Revenues

Premiums and fees increased 9% for the three months and 11% for the nine months ended September 30, 2013 compared with the same periods in 2012 reflecting strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income increased 11% for the three months and 7% for the nine months ended September 30, 2013 compared with the same periods in 2012 as a result of higher assets, partnership investment income and prepayment fees partially offset by lower yields.

Benefits and Expenses

Benefits and expenses increased 6% for the three months ended September 30, 2013 compared with the same period in 2012, primarily as a result of premium growth in the disability and life businesses and a higher life loss ratio offset by a lower operating expense ratio.  The higher life loss ratio reflects higher new claims.  The lower operating expense ratio is driven by lower overhead.  Benefits and expenses for the three months ended September 30, 2013 include the before-tax favorable impact of reserve reviews of $36 million compared with $7 million for the same period in 2012.

Benefits and expenses increased 14% for the nine months ended September 30, 2013 compared with the same period in 2012 as a result of the $77 million before-tax impact of the disability claims regulatory matter, premium growth in the disability and life business and a higher loss ratio in the life business, partially offset by a lower disability loss ratio and a lower operating expense ratio.  The higher life loss ratio reflects higher new claims.  The lower disability loss ratio is driven by lower new claims.  The lower operating expense ratio is driven by lower overhead. Benefits and expenses for the nine months ended September 30, 2013 include the before-tax favorable impact of reserve reviews of $78 million compared with $60 million for the same period in 2012.  Benefits and expenses for the nine months ended September 30, 2013 also included the before-tax favorable effect of $28 million related to an increase in the discount rate for 2013 incurred claims.

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

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$-	$5	$1	$16
Net investment income	2	25	17	77
Other revenues	-	(42)	(39)	(106)
Segment revenues	2	(12)	(21)	(13)
Benefits and expenses	1	(50)	726	(2)
Income (loss) before income taxes	1	38	(747)	(11)
Income taxes (benefits)	1	13	(261)	(4)
Segment earnings (loss)	-	25	(486)	(7)
Less: results of GMIB business	-	32	25	22
Less: special item (after-tax) included in segment earnings:
Charge related to reinsurance transaction	-		(507)	-
Adjusted loss from operations	$-	$(7)	$(4)	$(29)
Realized investment gains (losses) net of taxes	$(4)	$1	$13	$-

Segment results for the three months ended September 30, 2013 were lower than the same period in 2012, primarily due to the absence of third quarter 2012 GMIB gains, partially offset by the third quarter 2012 GMDB reserve strengthening.  For the nine months ended September 30, 2013, segment results reflect the after-tax charge related to the February 4, 2013 reinsurance transaction of $507 million. See Note 6 to the Consolidated Financial Statements for further information around the loss on reinsurance.

See the Benefits and Expenses section for further discussion of the results of the GMIB and GMDB business, including the impact of the February 4, 2013 reinsurance transaction.

Net Investment Income

Net investment income decreased for the three months and the nine months ended September 30, 2013 compared with the same periods in 2012, primarily attributable to the sale or reallocation of investment assets as a result of the reinsurance transaction with Berkshire.

Other Revenues

Other revenues consisted of gains and (losses) from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs that were discontinued beginning February 4, 2013.  The components were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
GMDB - Equity Hedge Program	$-	$(36)	$(28)	$(100)
GMDB - Growth Interest Rate Hedge Program	-	1	(4)	6
GMIB - Equity Hedge Program	-	(8)	(6)	(14)
GMIB - Growth Interest Rate Hedge Program	-	1	(1)	2
Other revenues	$-	$(42)	$(39)	$(106)

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

Benefits and Expenses

Benefits and expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
GMIB fair value (gain)	$-	$(53)	$-	$(33)
Other benefits and expenses	1	3	726	31
Benefits and expenses	$1	$(50)	$726	$(2)

GMIB fair value (gain).  GMIB fair value results for the nine months ended September 30, 2013 reflect gains through February 4, 2013 from increases in underlying account values and interest rates fully offset by the charge related to the February 4, 2013 reinsurance transaction.

GMIB fair value gains of $53 million for the three months ended September 30, 2012 and $33 million for the nine months ended September 30, 2012 were primarily due to updates in the claim exposure calculation, a reduction in annuitization rates, and the effect of increases in underlying account values, partially offset by a reduction in lapse rates and general declines in interest rates.

Other Benefits and Expenses.  Other benefits and expenses are comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Results of GMDB equity and interest rate hedging programs	$-	$(35)	$(32)	$(94)
Reserve strengthening	-	10	727	43
Other GMDB, primarily accretion of discount	-	21	5	60
GMDB benefit expense	-	(4)	700	9
Other, including operating expenses	1	7	26	22
Other benefits and expenses	$1	$3	$726	$31

Results of GMDB hedging programs.  The reductions in benefits expense in 2013 and 2012 reflect favorable equity market performance.  Results for 2013 are limited to market activity prior to the hedge program’s discontinuance resulting from the reinsurance transaction with Berkshire.

Reserve strengthening.  The reserve strengthening for the nine months ended September 30, 2013 was driven by the reinsurance transaction of February 4, 2013.  The reserve strengthening in the three months ended September 30, 2012 primarily reflected an update to management’s consideration of the anticipated impact of continued low short-term interest rates.  This evaluation also led management to lower the mean investment performance assumption for equity funds from 4.75% to 4.00% for those funds not subject to the growth interest rate hedge program.  This impact was partially offset by favorable equity market conditions.  For the nine months ended September 30, 2012, reserve strengthening also included reductions to the lapse assumptions and, to a lesser extent, an increase to the volatility and correlation assumptions.

Other benefits and expenses.  Other, including operating expenses, increased for the nine months ended September 30, 2013 primarily due to expenses associated with the reinsurance transaction of February 4, 2013.

Other Operations Segment

Segment Description

Cigna’s Other Operations segment includes the results of the following businesses:

•                  corporate-owned life insurance (“COLI”);

•                  deferred gains recognized from the sale of the retirement benefits and individual life insurance and annuity businesses; and

•                  run-off settlement annuity business.

Results of Operations

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Premiums and fees	$25	$22	$78	$73
Net investment income	96	96	291	293
Other revenues	13	14	36	41
Segment revenues	134	132	405	407
Benefits and expenses	104	99	317	312
Income before taxes	30	33	88	95
Income taxes (benefits)	(5)	11	14	32
Segment earnings	35	22	74	63
Adjusted income from operations	$35	$22	$74	$63
Realized investment gains (losses), net of taxes	$2	$1	$8	$(1)

Segment earnings and adjusted income from operations increased 59% for the three months and 17% for the nine months ended September 30, 2013 compared with the same periods in 2012, resulting from the $14 million favorable impact of the 2009-2010 IRS examinations completed during the third quarter of 2013.  Nine month results are partially offset by the continued decline in deferred gain amortization associated with the sold businesses.  See Note 15 to the Consolidated Financial Statements for additional information on the IRS examinations.

Premiums and fees.  Premiums and fees reflect revenue primarily on universal and whole life insurance policies in the COLI business.  Premiums and fees increased for the three months and nine months ended September 30, 2013, compared with the same periods in 2012 primarily due to strong persistency and higher transaction fees.

Net investment income.  Net investment income decreased slightly for the nine months ended September 30, 2013 compared with the same period in 2012, primarily reflecting lower assets and lower average yields.

Other revenues.  Other revenues decreased for the three months and nine months ended September 30, 2013, compared with the same periods in 2012 primarily due to lower investment management fees and lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

For more information regarding the sale of these businesses, see Note 6 to the Consolidated Financial Statements.

Benefits and expenses.  Benefits and expenses increased for the three months ended September 30, 2013 compared with the same period in 2012, primarily due to higher COLI mortality experience and higher amortization of deferred acquisition costs.

Benefits and expenses increased for the nine months ended September 30, 2013 compared with the same period in 2012, primarily due to scheduled lump sum annuity payments and higher amortization of deferred acquisition costs for COLI.  These increases are partially offset by lower investment management fees.

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

	Three Months Ended		Nine Months Ended
FINANCIAL SUMMARY	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Segment loss	$(54)	$(63)	$(167)	$(203)
Less: special items (after-tax) included in segment loss:
Costs associated with HealthSpring acquisition	-	(12)	-	(33)
Adjusted loss from operations	$(54)	$(51)	$(167)	$(170)

The decrease in Corporate’s segment loss for the three months and nine months ended September 30, 2013 compared with the same periods in 2012 is primarily attributable to the absence of the costs associated with the HealthSpring acquisition treated as special items in 2012.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2013	2012
Operating activities	$107	$1,557
Investing activities	$740	$(3,864)
Financing activities	$(771)	$(150)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes, benefits and expenses, and, prior to February 4, 2013, gains and losses recognized in connection with the Company’s GMDB and GMIB equity hedge programs.  Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can be significantly different from shareholders’ net income.

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized software, as well as cash used to acquire businesses.

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

Operating activities

Cash provided by operating activities included payments totaling $2.2 billion to Berkshire in connection with the February 4, 2013 reinsurance transaction.  Excluding those payments, cash flows from operating activities increased by $746 million for the nine months ended September 30, 2013 compared with the same period in 2012 primarily due to the favorable effects of higher adjusted income from operations, business growth in the ongoing operating segments, lower VADBe hedge losses and lower tax payments.

Investing activities

Cash provided by investing activities was $740 million for the nine months ended September 30, 2013.  This consisted primarily of the proceeds from net investment sales of $1.2 billion that were used largely to fund the reinsurance payments to Berkshire, partially offset by purchases of property and equipment of $414 million.

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

Financing activities

Cash used in financing activities for the nine months ended September 30, 2013 primarily reflected repurchases of common stock of $836 million (net of unsettled purchases of $27 million at September 30, 2013) and a decrease in short-term debt of $100 million, primarily commercial paper that had been used to partially fund the reinsurance payment to Berkshire.  Partially offsetting the effects of those activities were proceeds from the issuance of common stock of $132 million and net deposits from contractholders of $49 million.

The Company maintains a Rule 10b5-1 share repurchase program, authorized by the Board of Directors that permits the Company to repurchase shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods.  The decision to repurchase shares depends on market conditions and alternate uses of capital.  The Company may suspend activity under this program from time to time and may also remove such suspensions, generally without public announcement.  Through October 31, 2013 the Company repurchased 13.6 million shares for approximately $1.0 billion.  The remaining share repurchase authority as of October 31, 2013 was $312 million.

Cash used in financing activities for the nine months ended September 30, 2012 primarily reflected the repayment of debt assumed in the HealthSpring acquisition of $326 million and repurchases of common stock for $85 million, partially offset by the change in short-term debt of $123 million primarily from the issuance of commercial paper, proceeds from the issuance of common stock from employee benefit plans of $58 million and net deposits from contractholders of $72 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2013	2012	2013	2012
Interest expense	$68	$68	$203	$201

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

The Company prioritizes its use of capital resources to:

•                  provide the capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries including  pension funding obligations;

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

At September 30, 2013, there was approximately $500 million in cash and short-term investments available at the parent company level.   For the fourth quarter of 2013, the parent company has combined cash obligations of approximately $185 million for commercial paper maturities, interest and pension contributions.  The parent company expects, based on its current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet its obligations.

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

In those cases, the Company expects to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.2 billion from its principal insurance subsidiaries without state approval. As of September 30, 2013, the Company’s insurance subsidiaries had $203 million of net intercompany loan balances owed to the parent company.

In addition, the Company may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of September 30, 2013, the Company had $1.5 billion of borrowing capacity under the credit agreement, reflecting $39 million of letters of credit issued out of the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, the Company has an additional $5.7 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

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

The Company maintains a capital management strategy to permanently invest the earnings of certain of its foreign operations overseas.  During the first quarter of 2012, the Company expanded this strategy to its China and Indonesia operations.  Permanently invested earnings are generally deployed in these countries, and where possible, other foreign jurisdictions, in support of the liquidity and capital needs of the Company’s foreign operations.  As of September 30, 2013 permanently reinvested earnings were approximately $862 million.  Approximately $400 million of cash and cash equivalents held in these countries would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit the Company’s ability to meet its liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

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

INVESTMENT ASSETS

During the nine months ended September 30, 2013, the Company’s fixed maturities decreased approximately $2.1 billion due primarily to asset sales to fund the reinsurance transaction with Berkshire and a decrease in net appreciation driven by an increase in market yields; however, the mix of investments and their primary characteristics have not materially changed since December 31, 2012.  The Company’s fixed maturity portfolio continues to be diversified by issuer and industry type and the Company’s commercial mortgage loan portfolio remains diversified by property type, geographic location and borrower.

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

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and hybrid and trading securities.  The Company estimates fair values using prices from third parties or internal pricing methods.  Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value.  Internal pricing methods are performed by the Company’s investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors.  In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price.  These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

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

The following table reflects the Company’s fixed maturity portfolio by type of issuer as of September 30, 2013 and December 31, 2012:

(In millions)	September 30, 2013	December 31, 2012
Federal government and agency	$724	$902
State and local government	2,196	2,437
Foreign government	1,177	1,322
Corporate	10,507	11,896
Federal agency mortgage-backed	83	122
Other mortgage-backed	67	89
Other asset-backed	891	937
Total	$15,645	$17,705

As of September 30, 2013, $13.8 billion, or 88%, of the fixed maturities in the Company’s investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.8 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed during the year.

The net appreciation of the Company’s fixed maturity portfolio decreased approximately $874 million in the nine months ended September 30, 2013 driven by an increase in market yields and realized investment gains associated with asset sales.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $85 million in aggregate as of September 30, 2013.  See Note 9 to the Consolidated Financial Statements for further information.

Corporate fixed maturities includes private placement investments of $4.6 billion that are generally less marketable than publicly-traded bonds. However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  The Company performs a credit analysis of each issuer, diversifies investments by industry and issuer and requires financial and other covenants that allow the Company to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Also included in corporate fixed maturities are investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  Fixed maturity investments in these companies represent approximately $388 million at September 30, 2013, have an average quality rating of Baa and are diversified by industry sector.  Financial institutions comprised approximately 2% of investments in these companies.

The Company invests in high quality foreign government obligations, with an average quality rating of Aa as of September 30, 2013.  These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations, including government obligations of South Korea, Indonesia, Taiwan and Hong Kong.  Foreign government obligations also include $181 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

The Company’s investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $32 million.  The Company assesses each issuer’s credit quality based on a fundamental analysis of underlying financial information and does not rely solely on statistical rating organizations or monoline insurer guarantees.  As of September 30, 2013, 97% of the Company’s investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.  As of September 30, 2013, approximately 63% or $1,390 million of the Company’s total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support.  The quality ratings of these investments with and without this guaranteed support as of September 30, 2013 were as follows:

		As of September 30, 2013
		Fair Value
(In millions)	Quality Rating	With Guarantee	Without Guarantee
State and local governments	Aaa	$130	$129
	Aa1-Aa3	923	903
	A1-A3	323	314
	Baa1-Baa3	14	18
	Ba1-Ba3	-	26
Total state and local governments		$1,390	$1,390

As of September 30, 2013, the Company’s investments in other asset and mortgage-backed securities totaling $1,041 million included $469 million of private placement securities with an average quality rating of Baa- that are guaranteed by monoline bond insurers.  Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of September 30, 2013, the Company had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain of the Company’s investments in state and local governments and other asset-backed securities as of September 30, 2013 were:

(In millions) Guarantor	As of September 30, 2013
Indirect Exposure
National Public Finance Guarantee (formerly MBIA, Inc.)	$1,130
Assured Guaranty Municipal Corp (formerly Financial Security Assurance)	533
AMBAC	162
Financial Guaranty Insurance Co.	34
Total	$1,859

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

The Company completed its annual in-depth review of its commercial mortgage loan portfolio during the second quarter of 2013. This review included an analysis of each property’s year-end 2012 financial statements, rent rolls, operating plans and budgets for 2013, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio’s average loan-to-value improved to 63% at September 30, 2013 from 65% at December 31, 2012, reflecting modest improvement in valuation for the majority of the underlying properties.  These valuation changes varied by property type, with apartments demonstrating the greatest appreciation, office and retail properties showing modest improvement and hotel and industrial properties exhibiting slight value declines.  The portfolio’s average debt service coverage ratio was estimated to be 1.59 at September 30, 2013, a slight improvement from 1.56 as of December 31, 2012.  The average debt service coverage ratio improved substantially for hotel properties, was relatively flat for apartments, office properties and retail properties and declined for industrial properties.

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

The following table reflects the commercial mortgage loan portfolio as of September 30, 2013, summarized by loan-to-value ratio based primarily on the annual loan review completed during the second quarter of 2013.

Loan-to-Value Distribution

Loan-to-Value Ratios	Amortized Cost
(In millions)	Senior	Subordinated	Total	% of Mortgage Loans
Below 50%	$308	$60	$368	15%
50% to 59%	741	-	741	31%
60% to 69%	524	24	548	23%
70% to 79%	230	22	252	10%
80% to 89%	293	10	303	13%
90% to 99%	170	5	175	7%
100% or above	16	1	17	1%
Totals	$2,282	$122	$2,404	100%

As summarized above, $122 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by the Company using its standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors.  This strategy allowed the Company to effectively utilize its origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, the Company would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

In the table above, the “100% or above” category is comprised of two loans with carrying values equal to the value of the underlying properties.

Commercial mortgage loans are considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement.  The commercial mortgage portfolio consists of approximately 125 loans, including six impaired loans with a carrying value totaling $113 million that are classified as problem or potential problem loans.  Two of these loans totaling $31 million are current based on restructured terms, three loans totaling $81 million, net of $8 million in reserves, are current, and one loan for $1 million, net of $3 million in reserves, is delinquent.  See Note 9 to the Consolidated Financial Statements for additional information regarding impaired commercial mortgage loans.  All of the remaining loans continue to perform under their contractual terms.  The Company has $254 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, the Company believes that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

The Company’s other long-term investments include $1,167 million in security partnership and real estate funds, as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given these investments’ subordinate position in the capital structure of these underlying entities, the Company assumes a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 90 separate partnerships and approximately 55 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of the Company’s securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of September 30, 2013, the fair value of the Company’s ownership interest in certain funds that are carried at cost was less than carrying value by $39 million.  The Company expects to recover its carrying value over the average remaining life of these investments of approximately 4 years.  Given the current economic environment, future impairments are possible; however, the Company does not expect those losses to have a material effect on its results of operations, financial condition or liquidity.

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

The Company recognizes interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The additional amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2013 or 2012.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2013			December 31, 2012
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$9	$(9)	$-	$35	$(17)	$18
Problem commercial mortgage loans (1)	57	(18)	39	104	(16)	88
Foreclosed real estate	29	-	29	29	-	29
Total problem investments	$95	$(27)	$68	$168	$(33)	$135
Potential problem bonds	$30	$(9)	$21	$30	$(9)	$21
Potential problem commercial mortgage loans	136	(8)	128	162	(7)	155
Total potential problem investments	$166	$(17)	$149	$192	$(16)	$176

(1) At September 30, 2013, included $7 million and at December 31, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at September 30, 2013, decreased by $94 million from December 31, 2012, primarily reflecting payoff activity.

Included in after-tax realized investment results were changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities and other-than-temporary impairments on fixed maturity securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Credit-related (1)	$-	$-	$(5)	$(9)
Other	(2)	-	(7)	(1)
Total	$(2)	$-	$(12)	$(10)

(1) Credit-related losses include other-than-temporary declines in fair value of fixed maturities and changes in valuation reserves and asset write-downs related to commercial mortgage loans and investments in real estate entities.  There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

Investment Outlook

Financial markets in the United States continued to stabilize during 2013; however, fixed income asset values declined during this period due to rising interest rates.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  Management believes that the vast majority of the Company’s fixed maturity investments will continue to perform under their contractual terms, and that declines in their fair values below carrying value are temporary.  Based on the strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, the Company expects to hold a significant portion of these assets for the long term.  The Company could experience losses related to investment impairments resulting from unfavorable credit deterioration and equity market and interest rate movements. These losses could adversely impact the Company’s consolidated results of operations and financial condition and liquidity by potentially reducing the capital of the Company’s insurance subsidiaries and reducing their dividend-paying capabilities.

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

During the nine months ended September 30, 2013, the impact of asset sales (primarily to fund the February 4, 2013 reinsurance transaction) and an increase in market yields resulted in a decrease of fair values for certain of the Company’s financial instruments, primarily fixed maturities, commercial mortgage loans and long-term debt.  As a result, the effect of a hypothetical increase in interest rates of 100 basis points on the fair values of these financial instruments decreased from approximately $685 million at December 31, 2012 to approximately $535 million at September 30, 2013.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from this hypothetical calculation.

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

3.

risks associated with pending and potential state and federal class action lawsuits, disputes regarding reinsurance arrangements, other litigation and regulatory actions challenging the Company’s businesses, including disputes related to payments to health care professionals, government investigations and proceedings, tax audits and related litigation, and regulatory market conduct and other reviews, audits and investigations, including the possibility that the Cigna-HealthSpring business may be adversely affected by potential changes in risk adjustment data validation audit and payment adjustment methodology;

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

7.

the ability of the Company to execute its growth plans by successfully leveraging capabilities and integrating acquired businesses, including the Cigna-HealthSpring business by, among other things, operating Medicare Advantage plans and Cigna-HealthSpring’s prescription drug plan, retaining and growing the customer base, realizing revenue, expense and other synergies, renewing contracts on competitive terms or maintaining performance under Medicare contracts, successfully leveraging the information technology platform of the acquired businesses, and retaining key personnel;

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

20.

risks associated with the Company’s reinsurance arrangements for the run-off retirement benefits, life insurance and annuity business, variable annuity death benefits and guaranteed minimum income benefits businesses, including but not limited to, failure by the reinsurer to meet its reinsurance obligations or that the reinsurance does not otherwise provide adequate protection; or

21.

potential public health epidemics, pandemics, natural disasters and bio-terrorist activity, that could, among other things, cause the Company’s covered medical and disability expenses, pharmacy costs and mortality experience to rise significantly, and cause operational disruption, depending on the severity of the event and number of individuals affected.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2013	2,591,224	$ 75.82	2,589,761	$ 814,711,171
August 1-31, 2013	2,429,597	$ 78.27	2,306,568	$ 634,016,118
September 1-30, 2013	2,267,262	$ 80.35	2,265,310	$ 452,004,337
Total	7,288,083	$ 78.05	7,161,639	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 1,463 shares in July, 123,029 shares in August and 1,952 shares in September 2013.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $452 million as of September 30, 2013.  Remaining authorization under the program was approximately $312 million as of October 31, 2013.

(3)             Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.  EXHIBITS

(a)  See Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	October 31, 2013
By:	/s/ Thomas A. McCarthy

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

E-1

and U.S. Bank Association
	(i) Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2	Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3	Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant’s Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.1	Agreement and Release dated July 10, 2013 between Ralph J. Nicoletti and Connecticut General Life Insurance Company	Filed as Exhibit 10.1 to the registrant’s Form 8-K on July 17, 2013 and incorporated herein by reference.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2013 formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

E-2