Form 10-K
period 2013-12-31
CIGNA CORP
filed 2014-02-27
CIK 701221

Back to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2013 was approximately $20.5 billion.

As of January 31, 2014, 273,566,004 shares of the registrant's Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2014 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning our business strategy, strategic or operational initiatives, including our ability to deliver improved health services outcomes and productivity for our customers and clients while lowering the costs of health care; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; and our projected cash position, future pension funding and financing or capital deployment plans. You may identify forward-looking statements by the use of words such as "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to realize the expected benefits of strategic transactions and/or acquisitions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

Back to Contents

PART I
ITEM 1. Business

PART I

ITEM 1.  Business

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we" or "our"), is a global health services organization with a mission to help customers improve their health, well-being and sense of security. Our subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services.

To execute on our mission, we have focused our efforts over the past several years on serving the emerging needs of our customers around the world through our "Go Deep, Go Global, Go Individual" strategy, as follows:

•

GO DEEP: We seek to increase our presence and brand strength in key "go deep" geographic areas, grow in targeted segments or capabilities, and deepen our relationships with current customers through cross-selling.

•

GO GLOBAL: We seek to deliver a range of differentiated products and superior service to meet the distinct needs of a growing global middle class and a globally mobile workforce through expansion in existing international markets and extension of our business model to new geographic areas.

•

GO INDIVIDUAL: We strive to establish a deep understanding of our customers' unique needs and to be a highly customer-centric organization. To do this, we are seeking to further simplify the buying process by providing choice, transparency of information, and a personalized customer experience. Our goal is to build long-term relationships with each of our customers and meet their needs throughout each stage of their lives regardless of the customer's plan type: employer-based, government-sponsored, or individual coverage.

As part of this strategy, we have focused our efforts on delivering innovative health and wellness solutions tailored to our employer and government customers, enhancing collaboration with physicians and hospitals to offer affordable, value-based high quality care to individuals and building deeper relationships with individual customers through the world. Through these efforts, we believe we can achieve better health outcomes for our global customers and improve employee productivity, all while lowering the costs of health care for all parties.

As of December 31, 2013, our consolidated shareholders' equity was $10.6 billion, assets were $54.3 billion and we reported revenues of $32.4 billion for the year then ended. Our revenues are derived principally from premiums on insured products, fees from self-insured products and services, mail-order pharmacy sales, and investment income.

We report the financial results of our businesses in five segments, the following three of which are the most significant:

Segment	% of revenues	Description
Global Health Care	78%	Aggregates the Commercial and Government operating segments:
		Commercial
		• Encompasses both our U.S. commercial and certain international health care businesses.
		• Serves employers and their employees, including globally mobile individuals, and other groups (e.g. governmental and non-governmental organizations, unions and associations). In addition, our U.S. commercial health care business also serves individuals.
		• Offers our insured and self-insured customers medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program.
		Government
		• Offers Medicare Advantage, Medicare Part D and Medicaid plans.
Global Supplemental Benefits	8%	This segment offers supplemental health, life and accident insurance products in selected international markets and the U.S.
Group Disability and Life	12%	This segment provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

CIGNA CORPORATION - 2013 Form 10-K    1

Back to Contents

PART I
ITEM 1. Business

We also report in two other segments: Run-off Reinsurance and Other Operations, including Corporate-owned Life Insurance.

Key Transactions

Over the past two years, we have entered into a number of transactions that have helped us to achieve our strategic goals by: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high growth markets with particular focus on individuals. Specifically:

•

In February 2013, we effectively exited our Run-off guaranteed minimum death benefit ("GMDB" also known as "VADBe") and guaranteed minimum income benefit ("GMIB") reinsurance businesses by entering into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to reinsure 100% of our future exposures for these businesses, net of retrocessional arrangements in place as of February 4, 2013, up to a specified limit.

•

In June 2013, we entered into a ten-year pharmacy benefit management services agreement with Catamaran Corporation ("Catamaran"). Under this agreement, we will utilize Catamaran's technology and service platforms, prescription drug procurement and inventory management capabilities, and order fulfillment services to lower costs and enhance our home delivery pharmacy, retail network contracting and claims processing services.

•

In 2012, we entered into three strategically significant transactions targeting several key markets: seniors, individual and global supplemental benefits:

•

We acquired HealthSpring, a Medicare Advantage provider, to assist us in serving individuals across their life stages and deepen our presence in a number of geographic markets. This acquisition brought us industry-leading physician partnership capabilities, deepened our existing client and customer relationships, and facilitated a broader deployment of our range of health and wellness capabilities and product offerings.

•

We acquired Great American Supplemental Benefits to both strengthen our capabilities in the individual market and facilitate our expansion into the Medicare supplemental business.

•

We entered into a joint venture with Finansbank to expand our global footprint in Turkey.

Other Information

The financial information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("Form 10-K") is in conformity with accounting principles generally accepted in the United States of America ("GAAP"), unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2013 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally, based on publicly available information, unless otherwise noted.

Cigna Corporation was incorporated in Delaware in 1981. Our annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on our website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the "SEC"). We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 116 of this Form 10-K for additional available information.

Global Health Care

The Global Health Care segment constitutes approximately 80% of our revenues and aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment. All products and services sold by this segment are offered by subsidiaries of Cigna Corporation. We seek to differentiate ourselves in this business by providing deep customer insights, high quality care delivery, effective product integration and unique product offerings. We expect to accomplish these goals by targeting selected geographies and market segments and accelerating our engagement with employers, individuals and preferred health care professionals.

Our Commercial operating segment encompasses both our U.S. commercial and certain international health care businesses serving employers and their employees, including globally mobile individuals, and other groups (e.g. governmental and non-governmental organizations, unions and associations). In addition, our U.S. commercial health care business also serves individuals. Through this segment, we offer our insured and self-insured customers medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program. Our Government operating segment offers Medicare Advantage, Medicare Part D and Medicaid plans.

Principal Products and Services

Commercial Medical Health Plans – U.S. and International

The Commercial operating segment, either directly or through its partners, offers some or all of its products in all 50 states, the District

2    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. We offer a variety of medical plans including:

•

Managed Care Plans. Our managed care benefit plans (including Open Access Plus and Health Maintenance Organizations ("HMO")) encourage the use of "in-network" versus "out-of-network" health care providers and primary care physicians. Employers may elect to use a subset of our network to better manage costs and quality.

•

Preferred Provider Plans. Our preferred provider ("PPO") product line features a network with broader provider access than the Managed Care Plans. The preferred provider product line may be at a higher medical cost than our Managed Care Plans.

•

Choice Fund® Suite of Consumer-Driven Products. Our medical plans are often combined with the Cigna Choice Fund suite of products, including Health Reimbursement Accounts ("HRA"), Health Savings Accounts ("HSA") and Flexible Spending Accounts ("FSA") that are designed to encourage customers to understand and manage their health and health benefits. Customers can use these accounts to pay medical care expenses not covered by their base medical plan. In most cases, these products are combined with a high deductible medical plan.

Approximately 85% of our commercial medical customers are in funding arrangements where lower medical costs directly benefit our corporate clients and their employees. These funding arrangements for our commercial medical health plans and dental coverages are as follows:

Funding Arrangement	% of Commercial Medical Customers	Description
Administrative Services Only ("ASO" or "self-insured")	81%

•

ASO plan sponsors are responsible for self-funding all claims, but may purchase stop loss insurance to limit exposure for claims in excess of a predetermined amount.

•

We collect fees from sponsors for providing access to our participating provider network and for other services and programs including: claim administration; behavioral health; disease management; utilization management; cost containment; dental; and pharmacy benefit management.

•

In some cases, we provide performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics.

Retrospectively Experience-rated ("Insured – Experience-rated")	6%

•

Premium charged during the policy period ("initial premium") may be adjusted following the policy period for actual claim, and in some cases, administrative cost experience of the policyholder.

•

When claims and expenses are less than the initial premium charged (an "experience surplus"), the policyholder may be credited for a portion of this premium.

•

However, if claims and expenses exceed the initial premium (an "experience deficit"), we generally bear the risk. In certain cases, experience deficits may be recovered through future year experience surpluses if the policyholder account renews.

Insured – Guaranteed Cost	13%

•

We establish the cost to the policyholder at the beginning of a policy period and generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal.

•

Employers and other groups with guaranteed cost policies are generally smaller than those with experience-rated group policies; accordingly, our claim and expense assumptions may be based in whole or in part on prior experience of the policyholder or on a pool of accounts, depending on the policyholder's size and the statistical credibility of their experience.

•

HMO and individual plans (medical and dental) are offered on a guaranteed cost basis only. Beginning in 2014, the Patient Protection and Affordable Care Act requires that non-grandfathered individual and small group plans be community rated.

We offer stop loss insurance coverage for ASO plans that provides reimbursement for claims in excess of a predetermined amount for individuals ("specific"), the entire group ("aggregate"), or both. We also include stop loss features in our experience-rated group medical insurance policies.

In most states, individual and group insurance/HMO premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review for unreasonable increases. In addition, the Patient Protection and Affordable Care Act (also referred to as "Health Care Reform") subjects rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS"), requires most non-grandfathered individual and small group health insurance policies to be community rated (beginning in 2014) and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. The MLR represents the percentage of premiums used to pay customer medical claims and other activities that improve the quality of care. See the "Regulation" section of this Form 10-K for additional information on the commercial MLR requirements of Health Care Reform.

Government Health Plans

Medicare Advantage

We offer Medicare Advantage plans in 15 states and the District of Columbia through Cigna-HealthSpring. Under a Medicare Advantage plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. A significant portion of our Medicare Advantage customers receive medical care from our innovative plan models that focus on developing highly engaged physician networks, aligning payment incentives to improved health

CIGNA CORPORATION - 2013 Form 10-K    3

Back to Contents

PART I
ITEM 1. Business

outcomes, and using timely and transparent data sharing. We are focused on continuing to expand these models in the future.

We receive revenue from the Centers for Medicare and Medicaid Services ("CMS") for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as "Medicare Stars"). Additional premiums may be received from customers, representing the difference between CMS subsidy payments and our assumed revenue determined as part of our annual Medicare Advantage bid submissions. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.

Medicaid

We offer Medicaid coverage to low income individuals in selected markets in Texas. Our Medicaid customers benefit from many of the coordinated care aspects of our Medicare Advantage programs. We expect to expand our Medicaid operations during 2014 as a result of previously awarded contracts in Illinois and Texas.

Medicare Part D

Our Medicare Part D prescription drug program provides a number of plan options, as well as service and information support to Medicare and Medicaid eligible customers. Our plans are available in all 50 states and the District of Columbia and offer the savings of Medicare combined with the flexibility to provide enhanced benefits and a drug list tailored to individuals' specific needs. Retirees benefit from broad network access and value-added services intended to help keep them well and save them money.

Specialty Products

Our specialty products and services described below are designed to improve quality, lower the cost of medical services and help customers achieve better health outcomes. These products can be sold on a standalone basis, but we believe they are most effective when integrated with a Cigna-administered health plan. Our specialty products are focused in the areas of medical, behavioral, pharmacy management, dental and vision.

Medical Specialty

  •
  Cost-Containment Service.  We administer cost-containment programs on behalf of our clients and customers for health care services and supplies that are covered under health benefit plans. These programs may involve contracted vendors and are designed to control health costs by reducing out-of-network utilization, including educating customers regarding the availability of lower cost, in-network services, reviewing provider bills, and recovering overpayments from other insurance carriers or health care providers. We charge fees for providing or arranging for these services.

  •
  Health Advocacy.  We offer a wide array of medical management, disease management, and other health advocacy services to employers and other plan sponsors to help individuals improve their health, well-being and sense of security. These services are offered to customers covered under plans that we administer, as well as plans insured or administered by competing insurers or third-party administrators. Our health advocacy programs and services include early intervention in the treatment of chronic conditions. We also offer online tools and software to help customers manage their health and an array of health coaching programs designed to address lifestyle management issues such as stress, weight, and tobacco cessation.

Behavioral Health Specialty

We arrange for behavioral health care services for customers through our network of approximately 83,500 participating behavioral health care professionals and 10,500 facilities and clinics. We offer behavioral health care case management services, employee assistance programs (EAP), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

Pharmacy Management

We offer prescription drug plans to our insured and ASO customers both in conjunction with our medical products and on a stand-alone basis. With a network of over 65,000 contracted pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager ("PBM") offering clinical integration programs and specialty pharmacy solutions. We also offer fast, cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through our home delivery operation. Cigna Home Delivery Pharmacy provides high-quality, efficient home delivery of prescription medications.

Our medical and pharmacy coverage can meet the needs of customers with complex medical conditions requiring specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage benefit from continuity of care, integrated reporting, and aggressive unit cost discounts on all specialty drugs – regardless of where they are administered.

Under our 2013 agreement, Catamaran provides us with access to their technology and service platforms, prescription drug procurement and inventory management capabilities, retail network contracting and claims processing services.

4    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Dental

We offer a variety of dental care products including dental health maintenance organization plans ("Dental HMO") in 37 states, dental preferred provider organization ("Dental PPO") plans in 42 states and the District of Columbia, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products as stand-alone products or integrated with medical products. Additionally, individual customers can purchase Dental PPO plans in conjunction with individual medical policies.

As of December 31, 2013, our dental customers totaled approximately 12.1 million, most of whom are in self-insured plans. All of our Dental HMO customers participate in guaranteed cost insured plans. Our customers access care from one of the largest Dental PPO networks and Dental HMO networks in the U.S., with the following approximate number of dental care providers: 304,900 Dental PPO-contracted access points (105,800 unique health care professionals) and 77,400 Dental HMO-contracted access points (19,000 unique health care professionals).

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network, consisting of approximately 63,000 health care providers in over 24,000 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Service and Quality

Customer Service

For U.S.-based customers, we operate 18 service centers that together processed approximately 160 million medical claims in 2013. As of December 31, 2013, we operated 13 call centers, ten of which serve customers 24 hours a day, 365 days a year. The remaining three call centers exclusively service Medicare Advantage health care providers and customers and operate for extended hours during high volume periods to accommodate customer demands.

In our international health care business, we provide our 1.3 million customers around the globe with access to our health care provider networks and case management experts. Claims specialists are available 24 hours a day, 365 days a year, through service centers dedicated to their unique needs. We use a wide range of measurement tools to better understand customers' needs – ranging from quick 5-minute surveys of their call-center experience to more elaborate tracking of loyalty as measured by the likelihood of them to refer Cigna to a friend.

Technology

We continue to invest in our information technology infrastructure to maximize and leverage the strategic capabilities of our businesses. These investments are focused on improving the customer experience and affordability, ensuring high quality production support for our applications and infrastructure, and ensuring regulatory compliance. The customer enabling investments include retail-centric infrastructure improvements, flexible and efficient transaction processing and innovative mobile tools and Internet-enabled technology that support our focus on providing customers with a personalized experience in making health care decisions and leveraging customer insights to drive our strategy and mission.

Quality Medical Care

Our commitment to promoting quality medical care to the people we serve is reflected in a variety of activities.

Physician Engagement for Health Improvement

Most recently, we have been increasing our engagement with physicians through the rapid development of the types of arrangements discussed below. More than one million medical customers are currently serviced by physicians compensated under these types of arrangements.

•

Collaborative Accountable Care Organizations ("CACs"). We are focused on collaborating with physicians and other health care professionals and facilities with the goal of improving the quality of care and patient satisfaction while lowering medical costs, resulting in improved overall value. This focus is illustrated by our more than 85 CACs currently established and by our commitment to continue increasing the number of CACs over the next several years. Our goal is to reach 100 of these programs in 2014.

•

Independent Practice Associations – Cigna-HealthSpring. With the innovative physician engagement models in our Cigna-HealthSpring business, we utilize a variety of business arrangements that shift the physician's reimbursement from the traditional fee-for-service model to one that is focused on rewarding quality medical outcomes and an enhanced patient experience at a lower cost. In these arrangements, the physician groups share financial outcomes with us. The Cigna-HealthSpring clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.

Participating Provider Network/Cigna Care NetworkSM

We have an extensive network of participating health care professionals, hospitals, and other facilities, pharmacies and providers of health care services and supplies. In most instances, we contract with them directly; however, in some instances, we contract with third parties for access to their provider networks and care management services. In addition, we have entered into strategic alliances with several regional managed care organizations (e.g. Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their provider networks and discounts.

We credential physicians, hospitals and other health care professionals in our participating provider networks using quality criteria that meet

CIGNA CORPORATION - 2013 Form 10-K    5

Back to Contents

PART I
ITEM 1. Business

or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years.

The Cigna Care Network, a benefit design option available in 69 service areas across the U.S., is a subset of participating specialist physicians so designated based on specific clinical quality and cost-efficiency criteria. Customers pay reduced co-payments or co-insurance when they receive care from a specialist designated as a Cigna Care Network physician. Participating specialists are evaluated regularly for the Cigna Care Network designation.

Onsite Medical Care

•

Cigna Medical Group is a multi-specialty medical group practice that delivers primary care and certain specialty care services through 25 medical facilities and approximately 180 employed clinicians in the Phoenix, Arizona metropolitan area. Twenty-two of these multi-specialty health care centers and their affiliated primary care physicians have received the top level of accreditation (level 3) from the National Committee for Quality Assurance ("NCQA") a private, nonprofit organization dedicated to improving health care quality. Cigna Medical Group currently holds the highest level of this accreditation for the greatest number of practices and physicians in the state of Arizona.

•

Cigna Onsite Health. Our onsite services include more than 150 health centers at various employer sites that offer health coaching, wellness seminars and biometric screenings.

•

LivingWell Health Centers. Our Medicare Advantage customers may receive care from a team of physicians, nurse practitioners and pharmacists. We operate five stand-alone centers and seven "practices" that incorporate the principles of the larger stand-alone centers while allowing the customer to continue to see his or her primary care physician in an office setting. In addition, we expanded our service model to include embedded case management resources in three physician practice locations.

External Validation

We continue to demonstrate our commitment to quality and have a broad scope of quality programs validated through nationally recognized external accreditation organizations. We were awarded Excellent, Commendable or Accredited for Health Plan accreditation from NCQA in 36 of our markets. Additional NCQA recognitions include Full Accreditation for Managed Behavioral Healthcare Organization for Cigna Behavioral Health, Performance Reporting for Wellness & Health Promotion accreditation for our wellness programs and Physician & Hospital Quality Certification for our provider transparency program. We have Full Accreditation for Health Utilization Management, Case Management and Pharmacy Benefit Management from URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation.

We participate in the NCQA's Health Plan Employer Data and Information Set ("HEDIS®") Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. Our national results compare favorably to industry averages.

Markets and Distribution

We offer health care and related products and services in the following customer segments or markets:

		% of Medical Customers

National	Multi-state employers with 5,000 or more U.S.-based, full-time employees. We primarily offer ASO funding solutions in this market segment.	27%
Middle Market	Employers generally with 250 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees, Taft-Hartley plans and other third party payers. We offer ASO, experience-rated and guaranteed cost funding solutions in this market segment.	52%
Select	Employers generally with 51-249 eligible employees. We offer ASO and guaranteed cost funding solutions in this market segment.	7%
Individual	Individuals in ten states as of December 31, 2013: Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. Effective October 1, 2013, we began offering coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee and Texas). We offer plans only on a guaranteed cost basis in this market segment.	2%
Government	Offers Medicare Advantage (both to individuals who are post-65 retirees, as well as employer group sponsored pre- and post-65 retirees), Prescription Drug programs, and Medicaid products as managed care alternatives to publicly funded health care programs.	3%
International	Focused on the needs of local and multinational companies and organizations and their local and globally mobile employees and dependents. We offer guaranteed cost, experience-rated and ASO funding solutions in this market segment.	9%

We employ sales representatives to distribute our products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups. We also employ representatives to sell utilization review services, behavioral health care and pharmacy management, and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2013, our field sales force consisted of over 1,000 sales representatives in more than 100 field

6    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

locations. In our Cigna-HealthSpring business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees, as well as telephonic and group selling venues.

Competition and Industry Developments

Our business is subject to intense competition and continuing industry consolidation that has created an even more competitive business environment. In certain geographic locations, some health care companies may have significant market share positions, but no one competitor dominates the health care market nationally. We expect a continuing trend of consolidation in the industry given the current economic and political environment. We also expect continued vertical integration, with the line blurring between clinicians and hospitals, and traditional insurers.

Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees a choice of products from more than one health care company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal. We expect competition to increase in the individual market as a result of the introduction of the new health insurance Marketplaces (or exchanges) under Health Care Reform.

The primary competitive factors are quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. We believe that our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and array of product funding options are competitive advantages. These advantages allow us to respond to the diverse needs of our customer base. We also believe that our focus on helping to improve the health, well-being and sense of security of the customers we serve will allow us to differentiate ourselves from our competitors.

Our principal competitors in the U.S.-based business are:

•

other large insurance companies that provide group health and life insurance products;

•

Blue Cross and Blue Shield organizations;

•

stand-alone HMOs and PPOs;

•

HMOs affiliated with major insurance companies and hospitals; and

•

national managed pharmacy, behavioral health and utilization review services companies.

The primary competitors of the international health care business include U.S.-based and European health insurance companies with global health benefits operations. The primary competitors for our international health care operations in the United Kingdom and Spain are regional and local insurers.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors is emerging. These new competitors are focused on delivering employee benefits and services through internet-enabled technology that allows consumers to take a more active role in the management of their health. This is accomplished primarily through financial incentives, access to enhanced medical quality data and other information sharing. The effective use of our health advocacy, customer insight and physician engagement capabilities, along with decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and we believe our capabilities in these areas will be competitive differentiators.

2014 is a key year in the implementation of Health Care Reform, with the advent of the public Marketplaces (i.e. exchanges), the Health Insurer fee, the reinsurance assessment, and the MLR requirement for Medicare Advantage and Medicare Part D Plans. Despite the administrative challenges involved in the rollout of the public Marketplaces, we continue to operate under the assumption that Health Care Reform will largely be implemented as the law was originally written. See the "Regulation" section of this Form 10-K for additional information regarding Health Care Reform.

On February 21, 2014, CMS issued its Advance Notice of Methodological Changes for Calendar Year 2015 for Medicare Advantage Capitation Rates, Part C and Part D Payment Policies (the "Notice"). The final terms are expected to be published on April 7, 2014. While the terms contained within the Notice are within the range of our expectations, there remain numerous open issues and substantial uncertainties regarding the final terms of the Notice. We expect that CMS will receive a significant number of comments from interested parties (including Cigna) prior to issuance of the final terms; however, there can be no assurance that CMS will amend its current positions. Given the uncertainty regarding the final terms of the Notice, we cannot reliably estimate the impact on our business, revenues or results of operations in 2015 and beyond; under certain circumstances, it is possible that the impact could be materially adverse. In addition, we expect to adjust our programs and services in response to the proposed 2015 terms.

CIGNA CORPORATION - 2013 Form 10-K    7

Back to Contents

PART I
ITEM 1. Business

Global Supplemental Benefits

Our Global Supplemental Benefits segment offers supplemental health, life and accident insurance products in selected international markets and the United States. With local licenses and partnerships in approximately 20 countries and jurisdictions, we are able to offer products and services to local citizens and globally mobile individuals. All products and services are offered by subsidiaries of Cigna Corporation. This segment constituted 8% of our consolidated revenues for the year ended December 31, 2013.

We continue to distinguish ourselves in the global supplemental health, life and accident businesses through our differentiated direct-to-consumer distribution, customer insights and marketing capabilities. We enter new markets when the opportunity to bring our product and health solutions is attractive. Over the past several years, we have continued to extend our product offerings and geographic reach. For example, in 2012, we extended our reach in Turkey through the joint venture with Finansbank and expanded into the U.S. Medigap and supplemental lines of business through the acquisition of Great American Supplemental Benefits. In 2011, our acquisition of FirstAssist in the U.K. added a travel insurance product line and expanded our distribution channels. In 2014, we will begin offering products in India through our joint venture with TTK Group.

Principal Products and Services

Supplemental Health, Life and Accident Insurance

Supplemental health, life and accident insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, cancer and other dread disease coverages. We also offer customers individual private medical insurance, term and variable universal life insurance, and other savings products.

Medicare Supplement Plans

We offer individual Medicare Supplement plans that provide retirees with federally standardized Medigap-style plans. Retirees may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care professional or facility that accepts Medicare throughout the United States.

Pricing and Reinsurance

Premium rates for our global supplemental benefits products are based on assumptions about mortality, morbidity, customer acquisition and retention, expenses and target profit margins, as well as interest rates. For variable universal life insurance products, fees consist of mortality, administrative, asset management and surrender charges assessed against the contractholder's fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience. For Medicare Supplement products, premium rates and fees reflect assumptions about future claims, customer retention, expenses, customer demographics, investment returns, and profit margins. Most contracts permit premium rate changes at least annually.

A global approach to underwriting risk management allows for each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit our liability on per life, per risk, and per event (catastrophe) bases.

Markets and Distribution

Our supplemental health, life and accident insurance products are offered primarily in South Korea and select markets in Asia and Europe, as well as the United States. In China and Turkey we offer products and services through joint ventures in which we own 50% and 51% interests, respectively. In 2014, we will begin offering products and services in India through a joint venture in which we own a 26% interest. Our Medicare supplement product line is primarily distributed through independent agents and telemarketing directly to the U.S. consumer.

South Korea represents our single largest geographic market for Global Supplemental Benefits. For information on the concentration of risk with respect to the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of the MD&A beginning on page 47 of this Form 10-K.

Our supplemental health, life and accident insurance products sold in foreign countries are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing, and in-branch bancassurance (where we partner with a bank and use the bank's sales channels to sell our insurance products). Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners, including banks, credit card companies and other financial and non-financial institutions. We also market directly to consumers via direct response television and the Internet. Our Medicare supplement product line is distributed primarily through independent agents and telemarketing directly to the consumer.

For our supplemental health, life and accident insurance products sold in foreign markets we are increasingly exposed to geopolitical and other risks inherent in foreign operations. Also, given that we bill and collect a significant portion of premiums through credit cards, a substantial contraction in consumer credit could impact our ability to retain existing policies and sell new policies. A decline in customer retention would result in both a reduction of revenue and an acceleration of the amortization of acquisition related costs. Changes

8    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

in regulation for permitted distribution channels also may impact our business or results.

Competition

We expect that the competitive environment for global supplemental benefits will continue to intensify as U.S. and Europe-based insurance and financial services providers more aggressively pursue global expansion opportunities. We believe competitive factors will include product and distribution innovation and differentiation, efficient management of marketing processes and costs, commission levels paid to distribution partners, and the quality of claims and customer services. Additionally, in most overseas markets, perception of financial strength also will likely continue to be an important competitive factor.

Our competitors are primarily locally-based insurance companies, including insurance subsidiaries of banks primarily in Asia and Europe and multi-national companies. Insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being secondary channels. We estimate that we have less than 2% market share of the total life insurance premiums in any given market in which we operate.

In the Medicare supplement business, the principal competitive factors are underwriting and pricing, relative operating efficiency, broker relations, and the quality of claims and customer service. Our primary competitors in this business include U.S.-based health insurance companies.

Industry Developments

Pressure on social health care systems and increased wealth and education in emerging markets are leading to higher demand for products providing health insurance and financial security. In the supplemental health, life and accident business, direct marketing channels are growing and attracting new competitors and increasing demand for local employee talent, while industry consolidation among financial institutions and other affinity partners continues.

Group Disability and Life

Our Group Disability and Life segment provides group long-term and short-term disability insurance, group life insurance, accident and specialty insurance and related services. We market these products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. All products and services are offered by subsidiaries of Cigna Corporation.

Products and Services

Group Disability

Long-term and short-term group disability insurance products generally provide a fixed level of income to replace a portion of wages lost because of disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid, but also may include coverage paid for entirely by employees. As part of our group disability insurance products, we also provide assistance to employees in returning to work and assistance to their employers in managing the cost of employee disability. We are an industry leader in helping employees return to work quickly, resulting in higher productivity and lower cost for employers and a better quality of life for their employees.

We seek to integrate our disability insurance products with other disability benefit programs, behavioral programs, medical programs, social security advocacy, and administration of federal and state Family and Medical Leave Act (FMLA) laws and other leave of absence programs. We believe this integration provides our customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. This integration also provides early insight into employees at risk for future disability claims. Coordinating the administration of these disability programs with medical programs offered by our health care business provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. The benefits of this integrated approach also include:

•

using information from the health care and disability databases to help identify, treat and manage disabilities before they become chronic, longer in duration and more costly; and

•

proactively reaching out to assist employees suffering from a mental health or chronic condition, either as a primary condition or as a result of another condition.

Our disability products and services are offered on a fully insured, experience-rated and ASO basis, although most are fully insured. As measured by 2013 premiums and fees, disability constituted approximately 47% of this segment's business. Approximately 13,600 insured disability policies covering approximately 7.5 million lives were in force as of December 31, 2013.

Group Life Insurance

Group life insurance products offered include term life and universal life. Group term life insurance may be employer-paid basic life insurance, employee-paid supplemental life insurance or a combination thereof. Group universal life insurance is an employee-paid, voluntary life insurance product in which the owner may accumulate a cash value. The cash value earns interest at rates declared from time to time, subject to a minimum guaranteed contracted rate, and may be borrowed, withdrawn, or, within certain limits, used to fund future life insurance coverage.

As measured by 2013 premiums and fees, group life insurance constituted approximately 45% of this segment's business. Approximately 7,300 group life insurance policies covering approximately 6.1 million lives were in force as of December 31, 2013.

CIGNA CORPORATION - 2013 Form 10-K    9

Back to Contents

PART I
ITEM 1. Business

 Other Products and Services

We also offer personal accident insurance coverage, consisting primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid. In addition, we offer specialty insurance services that consist primarily of disability and life, accident, and hospital indemnity products to professional or trade associations and financial institutions.

We also provide a number of voluntary products that are typically paid by the employee and offered at the employer's worksite. Our plans provide employers with flexible enrollment options, list billing, medical underwriting, and individual record keeping. These offerings are designed so that employers will have a complete and simple way to manage their benefits, including personalized enrollment communication and administration of the benefits program. In the last year, we have brought to market two new voluntary offerings – accidental injury insurance and critical illness coverage. Both these offerings provide additional dollar payouts to employees for accidental issues or more serious illnesses.

Pricing and Reinsurance

Premiums and fees charged for disability and term life insurance products are usually established in advance of the policy period and are generally guaranteed for one to three years and selectively guaranteed for up to five years; policies are generally subject to termination by the policyholder or by the insurance company annually. Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. These assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience that varies by product.

Premiums for group universal life insurance products consist of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for group universal life may be adjusted prospectively to reflect expected interest and mortality experience. Mortality charges are subject to guaranteed maximum rates stated in the policy.

The effectiveness of return to work programs and morbidity levels will impact the profitability of disability insurance products. Our previous claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions, although this impact is not clear. For life insurance products, the degree to which future experience deviates from mortality and expense assumptions also affects profitability.

To reduce our exposure to large individual and catastrophic losses under group life, disability and accidental death policies, we purchase reinsurance from unaffiliated reinsurers.

Markets and Distribution

We market our group disability and life insurance products and services to employers, employees, professional and other associations and groups in the National, Middle Market and Select segments. In marketing these products, we primarily sell through insurance brokers and consultants and employ a direct sales force. As of December 31, 2013, the field sales force for the products and services of this segment consisted of approximately 230 sales professionals in 27 office locations.

Competition

The principal competitive factors that affect the Group Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, investment and risk management, distribution methodologies and producer relations, the breadth and variety of products and services offered, and the quality of customer service. For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, also is a competitive factor.

The principal competitors of our group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products. As of December 31, 2013, we are one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

Industry Developments

Employers are expressing a growing interest in employee wellness, absence management and productivity and likewise are recognizing a strong link between employee health, productivity and their profitability. As this interest grows, we believe our healthy lifestyle and return-to-work programs and integrated family medical leave, disability and health care programs position us to deliver integrated solutions for employers and employees. We also believe that our strong disability management portfolio and fully integrated programs provide employers and employees tools to improve health status. This focus on managing the employee's total absence enables us to increase the number and likelihood of interventions and minimize disabling events.

The group insurance market remains highly competitive as the rising cost of providing medical coverage to employees has forced companies to re-evaluate their overall employee benefit spending, resulting in lower volumes of group disability and life insurance business and more competitive pricing. Demographic shifts have further driven demand for products and services that are sufficiently flexible to meet the evolving needs of employers and employees who want innovative, cost-effective solutions to their insurance needs. Employers continue to shift towards greater employee participatory coverage and voluntary purchases. With our broad suite of voluntary offerings and continued focus on developing additional voluntary products and service capabilities, we believe we are well positioned to meet the needs of both employers and employees as the market shifts to become more retail-focused.

10    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We were recently subject to such an examination. See Note 23 to the Consolidated Financial Statements for additional information.

Run-off Reinsurance

Our reinsurance operations are an inactive business in run-off mode.

In February 2013, we effectively exited the Run-off guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") businesses by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction, see Note 7 to the Consolidated Financial Statements.

Other Operations

Our Other Operations segment includes the following three businesses:

Corporate-owned Life Insurance ("COLI")

The principal products of the COLI business are permanent insurance contracts sold to corporations to provide coverage on the lives of certain employees for the purpose of financing employer-paid future benefit obligations. Permanent life insurance provides coverage that, when adequately funded, does not expire after a term of years. The contracts are primarily non-participating universal life policies. Fees for universal life insurance products consist primarily of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for universal life and mortality charges on variable universal life may be adjusted prospectively to reflect expected interest and mortality experience. To reduce our exposure to large individual and catastrophe losses, we purchase reinsurance from unaffiliated reinsurers.

Individual Life Insurance and Annuity and Retirement Benefits Businesses

This business includes deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business. For more information regarding the sale of these businesses and the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 7 of the Consolidated Financial Statements.

Run-off Settlement Annuity Business

Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 26% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. For contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

Investments and Investment Income

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placements and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested Assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of segment earnings for each of our reporting segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from segment earnings. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 54 and Notes 10 to 14 of our Consolidated Financial Statements.

We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer term obligations associated with disability and life insurance products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-specific information and assessing current economic conditions, trends in capital markets and other factors such as industry sector, geographic and/or property-specific information.

CIGNA CORPORATION - 2013 Form 10-K    11

Back to Contents

PART I
ITEM 1. Business

 Separate Accounts

Our subsidiaries or external advisors manage Separate Account assets on behalf of contractholders. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders. As of December 31, 2013, our Separate Account assets consisted of:

•

$3.8 billion in separate account assets that constitute a portion of the assets of the Cigna Pension Plan;

•

$3.4 billion in separate account assets that support Variable Universal Life products sold as a part of our corporate-owned life insurance business, as well as through our Global Supplemental Benefits segment; and

•

$1.1 billion in separate account assets that support primarily health care and other disability and life products.

Regulation

The laws and regulations governing our business continue to increase each year and are subject to frequent change. We have established policies and procedures to comply with applicable requirements.

Our insurance and HMO subsidiaries must be licensed by the jurisdictions in which they conduct business. These subsidiaries are subject to numerous state, federal and international regulations related to their business operations, including, but not limited to:

•

the form and content of customer contracts including benefit mandates (including special requirements for small groups);

•

premium rates and medical loss ratios;

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

In addition, our international subsidiaries comply with regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. The broader regulatory environment may include anti-corruption laws, economic sanctions laws, various insurance, tax, tariff and trade laws and regulations, corporate governance, employment, intellectual property and investment laws and regulation, discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. In addition, the expansion of our operations into foreign countries increases our exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 ("FCPA"). See page 15 for further discussion of international regulations.

The business of administering and insuring employee benefit programs, particularly health care programs, is heavily regulated by state and federal laws and administrative agencies, such as state departments of insurance and the federal departments of Labor, Health and Human Services, Treasury and Justice and the Internal Revenue Service, as well as the courts. Health savings accounts, health reimbursement accounts and flexible spending accounts also are regulated by the U.S. Department of the Treasury and the Internal Revenue Service.

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy and the Centers for Medicare and Medicaid Services ("CMS") to assess compliance with applicable laws and regulations. In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests of information from, various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General, and other state and federal authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of its business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

Regulatory and Legislative Developments

The federal and state governments in the U.S. as well as governments in other countries where we do business continue to enact and seriously consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our business.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as "Health Care Reform") mandates broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers,

12    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

producers and health care providers, products, services, processes and technology. Certain of the law's provisions became effective between 2010 and 2013 and other provisions will take effect from 2014 to 2018. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, many issues remain uncertain. For the financial effects of these provisions, see the Overview section of our MD&A beginning on page 31 of this Form 10-K.

Provisions that took effect from 2010-2013.    Commercial minimum medical loss ratio requirements as prescribed by the Department of Health and Human Services ("HHS") became effective in January 2011 and require payment of premium rebates to group and individual policyholders if certain annual minimum medical loss ratios ("MLR") are not met in our commercial business. HHS issued guidance that provides transitional relief from certain Health Care Reform requirements for expatriate health coverage (including the MLR requirements) through plan years ending on or before December 31, 2015. The adjustments allowed for calculating the MLR for limited benefit plans are reduced each year through 2014 after which no adjustments are permitted. For the financial impact of the commercial MLR requirements on our results, see the "Overview" section of our MD&A in this Form 10-K.

Other provisions that have already taken effect include reduced Medicare premium rates beginning in 2011, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. Health Care Reform also changed certain tax laws that effectively limit the amount of certain employee compensation that is tax deductible by health insurers.

Provisions becoming effective in 2014-2018.    Various fees, including the health insurance industry fee and the reinsurance fee, will be assessed beginning in 2014. The health insurance industry fee, totaling $8 billion for the industry in 2014 and increasing to $13.9 billion by 2017, will not be tax deductible. Our share of this industry fee will be determined based on our proportion of premiums for both our commercial and government businesses to the industry total. Our effective tax rate is expected to increase beginning in 2014 as a result of this fee. The reinsurance fee is a fixed dollar per customer levy on all commercial business, including ASO and is tax deductible.

Our Medicare Advantage and Medicare Part D prescription drug plan businesses are also impacted by Health Care Reform in a variety of additional ways beginning in 2014, including mandated minimum reductions to risk scores, transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating for four or five stars from CMS and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the rules proposed by HHS, if the MLR for a CMS contract is less than 85%, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years. Through Health Care Reform and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

Health Insurance Exchanges begin in 2014. Each state is required to have either a state-based, a state and federal partnership, or federally facilitated health insurance exchange for individuals and small employer groups to purchase insurance coverage. The enrollment process began on October 1, 2013. In the ten states where we currently offer individual coverage, most exchanges are federally facilitated. We are offering coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee, and Texas). We continue to sell individual and family plans off-exchange in all ten states where such coverage is currently offered.

Because individuals seeking to purchase health insurance coverage on the exchanges are guaranteed to be issued a policy, Health Care Reform provides three programs designed to reduce the risk for participating health insurance companies:

•

a three-year (2014-2016) reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. This program is designed to provide reimbursement for high cost individual customers and will be funded by the per-customer reinsurance fee assessed against insurers and self-insured group health plans;

•

a three-year (2014-2016) risk corridor program put in place to limit insurer gains and losses and protect against inaccurate rate setting at the outset of the new program; and

•

a permanent risk adjustment program that will transfer funds from lower risk to higher risk plans based on the relative health risk scores of plan participants.

We have implemented the provisions of Health Care Reform that are currently in effect (including the commercial minimum MLR requirements) and we continue our implementation planning for those provisions that take effect in the future. Management continues to closely monitor the implementation of Health Care Reform and is actively engaged with regulators and policymakers with respect to rule-making.

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") that provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect us. The SEC and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011, 2012 and 2013, and additional rulemaking continues. The Dodd-Frank Act established a Federal Insurance Office that will develop and coordinate federal policy on insurance matters. We are closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

CIGNA CORPORATION - 2013 Form 10-K    13

Back to Contents

PART I
ITEM 1. Business

Regulation of Insurance Companies

Financial Reporting and Internal Control

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accountants. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. We expect states to expand the scope of regulations relating to corporate governance and internal control activities of its insurance and HMO subsidiaries as a result of the National Association of Insurance Commissioners' ("NAIC") amendment to the Annual Financial Reporting Model Regulation to adopt elements of corporate governance and internal control requirements similar to those under federal securities' laws.

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

Several states also require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 23 to our Consolidated Financial Statements.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2013, our HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

In September 2012, the National Association of Insurance Commissioners adopted the Risk Management and Own Risk and Solvency Assessment Model Act. The Act provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader and more prospective approach to U.S. insurance regulation. The Act, which includes a requirement to file an annual ORSA Summary Report in the lead state of domicile, now must be adopted into law by each state. Our insurance business in the U.S. will be subject to the requirements that are expected to become effective in 2015. We will be prepared to file an ORSA Summary Report with our lead state regulator consistent with the requirements.

Holding Company Laws

Our domestic insurance companies and certain of our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

In December 2010, the NAIC adopted revisions to the Model Insurance Holding Company System Regulatory Act and Regulation. The revisions were designed to allow a better understanding of the risks and activities of non-insurance entities within a holding company system. The main focus of the revisions has been to incorporate the concept of "enterprise risk" and to enact provisions designed to provide regulators with additional information and authority to manage this new concept. To date, approximately 20 states have taken action to adopt the amended Model Act and Regulation. We continue to follow the states' activity in this area and will amend its processes as necessary to comply with revised state laws.

Marketing, Advertising and Products

In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required in most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products. State and/or federal regulatory scrutiny of life and health insurance company and HMO marketing and advertising practices, including the adequacy of disclosure regarding products and their administration, may result in increased regulation.

Licensing Requirements

Pharmacy Licensure Laws

Certain of our subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by Cigna's HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements.

14    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Other laws and regulation affecting our pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances.

International Licensure Laws

Our international subsidiaries are often required to be licensed when entering new markets or starting new operations in certain jurisdictions. The licensure requirements for these subsidiaries vary by country and are subject to change.

Claim Administration, Utilization Review and Related Services

Certain subsidiaries contract to provide claim administration, utilization management and other related services for the administration of self-insured benefit plans. These subsidiaries may be subject to state third-party administration and other licensing requirements and regulation.

International Regulations

Our operations outside the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, labor and employment, consumer protection and anti-corruption. The operations in countries outside the United States:

•

are subject to local regulations in the locations in which Cigna subsidiaries conduct business,

•

in some cases, are subject to regulations in the locations of customers, and

•

in all cases, are subject to FCPA.

FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We are also subject to applicable anti-corruption laws in the jurisdictions in which we operate. Additionally, in many countries outside of the U.S., health care professionals are employed by the government. Therefore, our dealings with them are subject to regulation under the FCPA. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties and the SEC and Department of Justice have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010, which went into effect in 2011, is an anti-corruption law that applies to all companies with a nexus to the United Kingdom and whose scope is even broader than the FCPA. Any voluntary disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and have implemented training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 18 for a discussion of the risks related to operating globally.

Federal Regulations

Employee Retirement Income Security Act and the Public Health Service Act

Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is complex set of federal laws and regulations that is interpreted and enforced by the IRS, DOL and federal courts. Our domestic subsidiaries are subject to requirements imposed by ERISA affecting claim and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured dental, disability, life and accident plans we administer. Our domestic subsidiaries may also contractually agree to comply with these requirements on behalf of the self-insured dental, disability, life and accident plans they administer.

Many of the health insurance reform provisions of the Patient Protection and Affordable Care Act impacting insured and self-insured group health plans were incorporated in ERISA. The health insurance reform provisions under ERISA were also incorporated into the Public Health Service Act and are directly applicable to health insurance issuers (i.e., health insurers and HMOs).

Medicare Regulations

Several of our subsidiaries engage in businesses that are subject to federal Medicare regulations such as:

•

those offering individual and group Medicare Advantage (HMO) coverage;

•

those offering Medicare Pharmacy (Part D) products that are subject to federal Medicare regulations; and

•

billing of Medicare Part B claims on behalf of providers with whom we have contractual management agreements.

In our Medicare Advantage business, we contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare program. As a result, our right to obtain payment (and the determination of the amount of such payments), enroll and retain members and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. The marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies, including applicable state departments of insurance. We expect to continue to allocate significant resources to our compliance, ethics and fraud, waste and abuse programs to comply with the laws and regulations governing Medicare Advantage and prescription drug plan programs.

CIGNA CORPORATION - 2013 Form 10-K    15

Back to Contents

PART I
ITEM 1. Business

Several of our subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007.

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects us to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to our providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, with respect to our Medicare Advantage business, CMS and the Office of the Inspector General perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits) and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor (RAC) audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. See "Business – Global Health Care" beginning on page 2 of this Form 10-K for additional information about our participation in government health-related programs.

The Federal government has made investigating and prosecuting health care fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing, and violation of patient privacy rights. The regulations and contractual requirements in this area are complex, are frequently modified, and are subject to administrative discretion. We expect to continue to allocate significant resources to comply with these regulations and requirements and to maintain audit readiness.

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

HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. Federal regulations were issued requiring entities subject to HIPAA to update their transaction formats for electronic data interchange from HIPAA 4010 to version 5010 standards and convert from the ICD-9 diagnosis and procedure codes to the ICD-10 diagnosis and procedure codes. The ICD-10 conversion is required by October 1, 2014.

Other Confidentiality Requirements

The federal Gramm-Leach-Bliley Act generally places restrictions on the disclosure of non-public information to non-affiliated third parties, and requires financial institutions, including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to "opt out" of certain disclosures. State departments of insurance and certain federal agencies adopted implementing regulations as required by federal law. Neither the HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations that apply to us, and a number of states have adopted data security laws and regulations, regulating data security and requiring security breach notification that may apply to us in certain circumstances.

Antitrust Regulations

Our subsidiaries also are engaged in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

Anti-Money Laundering Regulations

Certain of our products ("Covered Products" as defined in the Bank Secrecy Act) are subject to U.S. Department of the Treasury anti-money laundering regulations. We have implemented anti-money laundering policies designed to ensure that its Covered Products are underwritten and sold in compliance with these regulations. We may also be subject to anti-money laundering laws in non-U.S. jurisdictions where it operates.

Office of Foreign Assets Control

We are also subject to regulation put forth by the Office of Foreign Assets Control of the U.S. Department of the Treasury which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in non-U.S. jurisdictions in which it operates.

Investment-Related Regulations

Depending upon their nature, our investment management activities are subject to U.S. federal securities laws, ERISA, and other federal

16    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1. Business

and state laws governing investment related activities. In many cases, the investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

Miscellaneous

Premiums and fees from CMS represented 22% of our total consolidated revenues for the year ended December 31, 2013 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2013. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to its approval and acceptance.

We had approximately 36,500 employees as of December 31, 2013; 35,800 employees as of December 31, 2012; and 31,400 employees as of December 31, 2011.

CIGNA CORPORATION - 2013 Form 10-K    17

Back to Contents

PART I
ITEM 1A. Risk Factors

Item 1A.  Risk Factors

As a large company operating in a complex industry, we encounter a variety of risks and uncertainties that could have a material adverse effect on our business, liquidity, results of operations or financial condition. You should carefully consider each of the risks and uncertainties discussed below, in Management's Discussion and Analysis of Results of Operations and Financial Condition and information contained elsewhere in this Annual Report on Form 10-K. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us.

 Our business is subject to substantial government regulation, as well as new laws or regulations or changes in existing laws or regulations that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and related interpretations, including, among others, those associated with Health Care Reform, are increasing in number and complexity, are subject to frequent change and can be inconsistent or in conflict with each other. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, such as those related to financial and other disclosures, corporate governance, privacy, data protection, labor and employment, consumer protection, tax and anti-corruption.

We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, restrict revenue and enrollment growth, increase health care, technology and administrative costs, including capital requirements, and require enhancements to our compliance infrastructure and internal controls environment. Existing or future laws and rules also could require us to take other actions such as changing our business practices, thereby increasing our liability in federal and state courts for coverage determinations, contract interpretation and other actions.

In the foreseeable future, the impact of existing regulations and future regulatory and legislative changes could materially adversely affect our business, results of operations, financial condition and cash flows by, among other things:

•

reducing the potential for growth in revenues and customers by disrupting the employer-based market (currently the primary market for our Commercial operating segment) if employers cease to offer health care coverage for their employees;

•

restricting revenue, premium and customer growth in certain products and markets or expansion into new markets;

•

increasing health care or other benefit costs through enhanced or guaranteed coverage requirements;

•

increasing operating costs through the imposition of new or increased taxes and other financial assessments,;

•

restricting our ability to increase premium rates to meet costs (including denial or delays in approval and implementation of those rates);

•

limiting the level of margin we can earn on premiums through mandated minimum medical loss ratios; and

•

significantly reducing the level of Medicare program payments.

Specifically, in the United States, significant changes are occurring in the health care system as a result of Health Care Reform. Certain of Health Care Reform's provisions have already become effective and other significant provisions become effective in 2014. While federal agencies have published interim and final regulations with respect to certain requirements, many issues remain uncertain. It is difficult to predict the impact of Health Care Reform on our business due to the law's complexity, the political environment, the continuing development of implementing regulations and interpretive guidance and possible future legislative changes. We are unable to predict how these events will develop and what impact they will have on Health Care Reform, and in turn, on our business including, but not limited to, our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Further, if we fail to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model, in response to Health Care Reform and any other future legislative or regulatory changes, this failure may have a material adverse effect on our results of operations, financial condition and cash flows, including our ability to maintain the value of our goodwill and other intangible assets.

In addition to the regulation discussed above, we are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and divestitures. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

For further information on regulation, see "Business – Regulation" in Part I, Item 1 of this Form 10-K. See also the description of Health Care Reform's minimum medical loss ratio and customer rebate requirements in the "Business – Global Health Care" section beginning on page 2 of this Form 10-K.

We face risks related to litigation, regulatory audits and investigations.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of business, including that of administering and insuring employee benefit programs. These could include benefit claims, breach of contract actions, tort claims, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax, privacy, and intellectual property and real estate related disputes. In addition, we have incurred and likely will continue to incur liability for claims

18    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

related to our health care business, such as failure to pay for or provide health care, poor outcomes for care delivered or arranged, provider disputes, including disputes over compensation, and claims related to self-funded business. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

Court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. We seek to procure insurance coverage to cover some of these potential liabilities. However, certain potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of current or future legal matters and claims could result in losses material to our results of operations, financial condition and liquidity.

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, the Centers for Medicare and Medicaid Services ("CMS") and the Office of Inspector General ("OIG"). With respect to our Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health care and disability insurance industry and increased scrutiny by other state and federal governmental agencies (such as state attorney general offices) empowered to bring criminal actions in circumstances that could have previously have given rise only to civil or administrative proceedings. These regulatory audits or reviews or actions by other governmental agencies could result in changes to or clarifications of our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions that could have a material adverse effect on our business, results of operation, financial condition and liquidity.

A description of material pending legal actions and other legal matters is included in Note 23 to our Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur.

Future performance of our business will depend on our ability to execute our strategic and operational initiatives effectively.

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives including: (1) driving growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals. Successfully executing these initiatives depends on a number of factors, including our ability to:

•

differentiate our products and services from those of our competitors;

•

develop and introduce new products or programs, particularly in response to government regulation and the increased focus on consumer-directed products;

•

identify and introduce the proper mix or integration of products that will be accepted by the marketplace;

•

attract and retain sufficient numbers of qualified employees;

•

attract and maintain good relationships with a sufficient number of qualified partners, including physicians and other health care providers in an environment of growing shortages of primary care professionals and consolidation within the provider industry;

•

improve medical cost competitiveness in targeted markets;

•

manage our medical and administrative costs effectively;

•

manage our balance sheet exposures effectively, including our pension funding obligations; and

•

reduce our Global Health Care operating expenses to achieve sustainable benefits.

If these initiatives fail or are not executed effectively, it could harm our consolidated financial position and results of operations. For example, efforts to reduce operating expenses while maintaining the necessary resources and talent pool are important and, if not managed effectively, could have long-term effects on our business by negatively impacting our ability to drive improvements in the quality of our products. For our strategic initiatives to succeed, we must effectively integrate our operations, including our acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set and a focus on individual customers. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. In addition, the current competitive, economic and regulatory environment requires our organization to adapt rapidly and nimbly to new opportunities and challenges. We will be unable to do so if we do not make important decisions quickly, define our appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

As a global company, we face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect our multinational operations and/or our long-term growth.

As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political, legal, operational, regulatory, economic and other risks, including government intervention that we do not face in our U.S. operations. The global

CIGNA CORPORATION - 2013 Form 10-K    19

Back to Contents

PART I
ITEM 1A. Risk Factors

nature of our business and operations may present challenges including, but not limited, to those arising from:

•

varying regional and geopolitical business conditions and demands;

•

discriminatory regulation, nationalization or expropriation of assets;

•

price controls or other pricing issues and exchange controls or other restrictions that prevent us from transferring funds from these operations out of the countries in which we operate or converting local currencies that our foreign operations hold into U.S. dollars or other currencies;

•

foreign currency exchange rates and fluctuations that may have an impact on the future costs or on future sales and cash flows from our international operations, and any measures that we may implement to reduce the effect of volatile currencies and other risks of our international operations may not be effective;

•

our reliance on local sales forces for some operations in countries that may have labor problems and/or less flexible employee relationships that can be difficult and expensive to terminate, or where changes in local regulation or law may disrupt business operations;

•

effectively managing our partner relationships in countries outside of the United States;

•

managing more geographically diverse operations and projects;

•

operating in new foreign markets that may require considerable management time before operations generate any significant revenues and earnings;

•

the need to provide sufficient levels of technical support in different locations;

•

political instability or acts of war, terrorism, natural disasters or pandemics in locations where we operate; and

•

general economic and political conditions.

These factors may increase in significance as we continue to expand globally, and any one of these challenges could negatively affect our operations or long-term growth. For example, currently, South Korea is the single largest geographic market in our Global Supplemental Benefits segment. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results.

International operations also require us to devote significant resources to implement controls and systems in new markets to comply with U.S. and foreign laws prohibiting bribery, corruption, money laundering and similar crimes. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.

There are various risks associated with participating in government-sponsored programs such as Medicare, including dependence upon government funding, changes occurring as a result of Health Care Reform, compliance with government contracts and increased regulatory oversight.

Through our Cigna-HealthSpring business, we contract with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS and/or applicable state or local governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. These entities generally have the right to not renew or cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding by the federal or state governments could substantially reduce our revenues and profitability.

The Medicare program has been the subject of recent regulatory reform initiatives, including Health Care Reform. The premium rates paid to Medicare Advantage plans are established by contract, although the rates differ depending on a combination of factors, many of which are outside our control. Effective in 2012, Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's "star rating" by CMS, with those plans receiving a rating of three or more stars eligible for quality-based bonus payments. The star rating system considers various measures adopted by CMS, including, among other things, quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments. Our Medicare Advantage plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their star ratings. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for full-level quality bonuses, which could adversely affect the benefits that our plans can offer, reduce our customer base and/or reduce margins.

Contracts with CMS and the various state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements. If we fail to comply with these requirements, we may be subject to fines or penalties that could impact our profitability.

In addition, any failure to comply with various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs, could result in

20    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

investigations or litigation, with the imposition of fines, limitations on our ability to expand, restrictions or exclusions from program participation or other agreements with a federal or state governmental agency that could adversely impact our business, cash flows, financial condition and results of operations.

In addition, our Medicare Advantage and Medicare prescription drug businesses face a number of others risks including potential uncollectible receivables resulting from processing and/or verifying enrollment, inadequate underwriting assumptions, inability to receive and process correct information, increased medical or pharmaceutical costs. Actual results may be materially different than our assumptions and estimates regarding these complex and wide-ranging programs, which could have a material adverse effect on our business, financial condition and results of operations.

Finally, our Cigna-HealthSpring business may underperform, relative to our expectations, which could have a material adverse impact on our financial condition and results of operations. For example, if our existing contracts are not renewed, or if we are not awarded new contracts as a result of this competitive procurement process, this could have a material adverse effect on our business, cash flows, financial condition and results of operations.

If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health care providers, our business and results of operations may be adversely affected.

We contract with physicians, hospitals and other health care providers for services rendered to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health care providers could refuse to contract, demand higher payments or take other actions that could result in higher medical costs or less desirable products for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

Our ability to develop and maintain satisfactory relationships with health care providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, increasing revenue and other pressures on health care providers and consolidation activity among hospitals, physician groups and health care providers. For example, ongoing reductions by CMS and state governments in amounts payable to providers, particularly hospitals, for services provided to Medicare and Medicaid enrollees may pressure the financial condition of certain providers and, in turn, adversely impact our ability to maintain or develop new cost-effective health care provider contracts or result in a loss of revenues or customers.

Recent and continuing consolidation among physicians, hospitals and other health care providers, development of accountable care organizations and other changes in the organizational structures that physicians, hospitals and health care providers choose may change the way these providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way that we price our products or causing us to incur increased costs if we change our operations to be more competitive. Our focus on developing collaborative accountable care organizations and independent practice associations or similar business arrangements with physicians and other health care providers may not achieve intended benefits, which could adversely affect our strategy or prospects.

Out-of-network providers do not have a pre-established understanding with us about the amount of compensation due for their services. Some states define by law or regulation the amounts due, but in most instances it is not defined or is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe that they were underpaid and may litigate or arbitrate their dispute with us or try to recover from our customers the difference between what we have paid them and the amount they charged us. The outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

We are dependent on the success of our relationships with third parties for various services and functions, including pharmacy benefit management services.

To improve operating costs, productivity and efficiencies, we outsource to, or enter into partnership arrangements with, third parties for selected services and functions. These third parties include Catamaran Corporation for pharmacy benefit management services and various other service providers in areas such as information technology, independent practice associations, medical management services, call centers and claim services. Our operations may be vulnerable if these third parties fail to satisfy their obligations to us or if the arrangement is terminated for any reason. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations or any security breach involving one of our third-party vendors could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation. In addition, with respect to outsourced services or functions to third parties in foreign jurisdictions, we also are exposed to risks inherent in conducting business outside of the United States.

Outsourcing also may require us to change our existing operations, adopt new processes for managing these providers and/or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing business processes or our third party vendors do not perform as expected, we may not realize, or realize on a timely basis, the anticipated economic and other benefits of these relationships that could result in substantial costs or regulatory compliance issues, divert management's attention from other strategic activities, negatively affect employee

CIGNA CORPORATION - 2013 Form 10-K    21

Back to Contents

PART I
ITEM 1A. Risk Factors

morale or create other operational or financial problems for us. Terminating or transitioning arrangements with key vendors could result in additional costs or penalties, risks of operational delays or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative partner in a timely manner or on acceptable financial terms. If there is an interruption in business or loss of access to data resulting from a termination or transition, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be unfavorably impacted.

Acquisitions, joint ventures and other transactions involve risks and we may not realize the expected benefits because of integration difficulties, underperformance relative to our expectations and other challenges.

As part of our growth strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licenses and other partnerships (collectively referred to as "transactions"), with the expectation that these transactions will result in various benefits. Our ability to achieve the anticipated benefits of these transactions is subject to numerous uncertainties and risks, including our ability to integrate operations, resources and systems in an efficient and effective manner; the failure to achieve expected revenues, earnings or cash flow, business opportunities, efficiencies, growth prospects or other anticipated benefits; challenges in implementing business plans; changes in laws and regulations or conditions imposed by regulators applicable to the business; retaining key employees; and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in expected revenues, earnings or cash flow, and goodwill or other intangible asset impairment charges. Further, we may finance transactions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders, or by incurring additional debt that could impact our ability to access capital in the future.

In addition, effective internal controls are necessary to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in the assimilation of businesses into our control system could cause us to fail to meet our financial reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which could negatively impact the trading price of our stock and our access to capital.

Our business depends on our ability to properly maintain the integrity of our data and the uninterrupted operation of our systems and business functions, including information technology and other business systems.

Our business is highly dependent on maintaining both effective information systems and the integrity and timeliness of the data we use to serve our customers and health care professionals and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we (or the third-party service parties we utilize) were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our customers and health care professionals and hinder our ability to establish appropriate pricing for products and services, retain and attract customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.

In addition, our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as: claims processing and payment; internet support and customer call centers; and the processing of new and renewal business. A power outage, cyber-attack or other failure of one or more of information technology or other systems could cause slower response times, resulting in claims not being processed as quickly as clients or customers desire, decreased levels of client or customer service and satisfaction, and harm to our reputation. Because our information technology and other systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such a business interruption, systems failure or service denial could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Like other companies in our industry, we have been and may in the future be the subject of cyber-security breaches. Computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. If a cyber-security breach of our systems or the systems of a third-party service provider occurs, it could also interrupt our operations and damage our reputation. We also could be subject to liability if sensitive customer information is misappropriated. Any compromise of security could result in additional government regulations, the loss of existing customers, impaired ability to secure new customers, increased operating expenses, financial losses, and additional litigation or other claims that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Effective investment in and execution of improvements to our information technology infrastructure and functionality are important to our strategy and failure to do so may impede our ability to deliver cost-effective services necessary to compete in the market.

Our information technology strategy and execution are critical to our continued success. Increasing regulatory and legislative mandated changes will place additional demands on our information technology infrastructure that could have a direct impact on available resources for projects more directly tied to strategic initiatives. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience and act as a differentiator in the market. Our success is

22    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. We also must develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may impede our ability to deliver services at a competitive cost. Further, system development projects are long-term in nature, may be more costly than expected to complete and may not deliver the expected benefits upon completion.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted to enhance regulators' enforcement powers and whistleblower incentives and protections mean that our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

In addition, provider or customer fraud that is not prevented or detected could impact our medical costs or those of our self-insured customers. Further, during an economic downturn, we may experience increased fraudulent claims volume that may lead to additional costs due to an increase in disputed claims and litigation.

Our pharmacy benefit management business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our health care business.

Notwithstanding our agreement with Catamaran, we remain responsible to regulators and members for the delivery of pharmacy benefit management services. This business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. In addition, certain of our subsidiaries are pharmacies subject to state licensing and U.S. Drug Enforcement Agency registration requirements and laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with such regulations by us or Catamaran could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.

Our pharmacy benefit management business also would be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and we could suffer claims and reputational harm in connection with purported errors by mail order or retail pharmacy businesses.

In operating onsite clinics and other types of medical facilities, we may be subject to additional liability that could result in significant time and expense.

In addition to contracting with physicians and other health care providers for services, we employ physicians and other health care professionals at onsite low acuity and primary care clinics that we operate for our customers (as well as certain clinics for our employees). In addition, our Cigna-HealthSpring business operates LivingWell health centers and we own and operate multispecialty health care centers, low acuity clinics and other types of centers in the Phoenix, Arizona metropolitan area that employ physicians and other health care professionals. As a direct employer of health care professionals and as an owner or operator of medical facilities, we are subject to liability for negligent acts, omissions, or injuries occurring at one of these clinics or caused by one of our employees. Even if any claims brought against us were unsuccessful or without merit, we would have to defend against such claims. The defense of any actions may result in significant expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We face price competition and other pressures that could result in premiums that are insufficient to cover the cost of the health care services delivered to our members and inadequate medical claims reserves.

While health plans compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition. Our customer contracts are subject to negotiation as customers seek to contain their costs, including by electing to reduce benefits. Alternatively, our customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable premiums. Each of these events would likely negatively impact our financial results.

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, Health Care Reform includes an annual rate review requirement to prohibit unreasonable rate increases. Fiscal concerns regarding the continued viability of programs such as Medicare may cause decreasing reimbursement rates, delays in premium payments or insufficient increases in reimbursement rates for government-sponsored programs in which we participate. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

CIGNA CORPORATION - 2013 Form 10-K    23

Back to Contents

PART I
ITEM 1A. Risk Factors

In addition, factors such as business consolidations, strategic alliances, legislation and marketing practices will likely continue to create pressure to contain or otherwise restrict premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to be affiliated with insurance companies. This may lead to new competitors with significant financial resources. Our product margins and growth depend, in part, on our ability to compete effectively in our markets, set rates appropriately in highly competitive markets to keep or increase our market share, increase membership as planned, and avoid losing accounts with favorable medical cost experience while retaining or increasing membership in accounts with unfavorable medical cost experience.

Premiums in the health care business are generally set for one-year periods, based on our estimate of future health care costs over such period. Actual costs may exceed what we estimated and charged in premiums due to factors such as medical cost inflation, higher than expected utilization of medical services, the introduction of new or costly treatments and technology, and membership mix. Our profitability depends, in part, on our ability to accurately predict and control future health care costs through underwriting criteria, provider contracting, utilization management and product design.

We record medical claims reserves on our balance sheet for estimated future payments. While we continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make adjustments to our reserves, the actual health care costs may exceed the reserves we have recorded.

Significant stock market or interest rate declines could result in additional unfunded pension obligations, resulting in the need for additional plan funding by us and increased pension expenses.

We currently have unfunded obligations in our frozen pension plans. A significant decline in the value of the plan's equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding that could reduce the cash available to us, including our subsidiaries. We also are exposed to interest rate and equity risk associated with our pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 9 to our Consolidated Financial Statements for more information on our obligations under the pension plan.

Significant changes in market interest rates affect the value of our financial instruments that promise a fixed return or benefit and the value of particular assets and liabilities.

As an insurer, we have substantial investment assets that support insurance and contract holder deposit liabilities. Generally low levels of interest rates on investments, such as those experienced in U.S. and foreign financial markets during recent years, have negatively impacted our level of investment income earned in recent periods.

Substantially all of our investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions. A rise in interest rates would likely reduce the value of our investment portfolio and increase interest expense if we were to access our available lines of credit.

A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and negatively affect our ability to access capital.

Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are an important factor in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings, and accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of these ratings in the future could make it more difficult to market our products successfully and/or raise capital to support business growth within our insurance subsidiaries.

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads that could impact our ability to raise or deploy capital and affect our overall liquidity.

If the equity markets and credit market experience extreme volatility and disruption, there could be downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. Extreme disruption in the credit markets could adversely impact our availability and cost of credit in the future. In addition, unpredictable or unstable market conditions or continued pressure in the global or U.S. economy, such as the sovereign debt crisis in the European Union and uncertainty regarding the U.S. fiscal position, including the federal debt ceiling, could result in reduced opportunities to find suitable opportunities to raise capital.

As of December 31, 2013, our outstanding long-term debt totaled $5.0 billion. Our debt obligations could make us more vulnerable to general adverse economic and industry conditions and require us to dedicate increased cash flow from operations to the payment of principal and interest on its debt, thereby reducing the funds we have available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and

24    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may only be available on unfavorable terms.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

The economic conditions in the United States and globally continue to be challenging. Continued concerns about slow economic growth, high unemployment rates, the sovereign debt crisis in the European Union and uncertainty regarding the U.S. fiscal position, geopolitical issues, the availability and cost of credit and other capital, consumer spending and other factors continue to negatively impact expectations for the U.S. and global economy. Our results of operations could be materially and adversely affected by the impact of unfavorable economic conditions on our customers (both employers and individuals), health care providers and third-party vendors. For example:

•

Employers may take action to reduce their operating costs by modifying, delaying or canceling plans to purchase our products or making changes in the mix of products purchased that are unfavorable to us.

•

Higher unemployment rates and workforce reductions could result in lower enrollment in our employer-based plans (including an increase in the number of employees who opt out of employer-based plans) or our individual plans.

•

Because of unfavorable economic conditions or Health Care Reform, employers may stop offering health care coverage to employees or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs.

•

Our historical disability claim experience and industry data indicate that submitted disability claims rise under adverse economic conditions.

•

If customers are not successful in generating sufficient profits or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.

•

Our customers or potential customers may force us to compete more vigorously on factors such as price and service to retain or obtain their business.

•

A prolonged unfavorable economic environment could adversely impact the financial position of hospitals and other health care providers, potentially increasing our medical costs as these providers attempt to maintain revenue levels in their efforts to adjust to their own economic challenges.

•

Our third-party vendors could significantly and quickly increase their prices or reduce their output to reduce their operating costs. Our business depends on our ability to perform necessary business functions in an efficient and uninterrupted fashion.

These factors could lead to a decrease in our customer base, revenues or margins and/or an increase in our operating costs.

In addition, during a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in state and federal government programs, such as Medicare and Social Security. These state and federal budgetary pressures also could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to the credit risk of our reinsurers.

We enter into reinsurance arrangements with other insurance companies, primarily to limit losses from large exposures or to permit recovery of a portion of direct losses. We also may enter into reinsurance arrangements in connection with acquisition or divestiture transactions when the underwriting company is not being acquired or sold.

Under all reinsurance arrangements, reinsurers assume insured losses, subject to certain limitations or exceptions that may include a loss limit. These arrangements also subject us to various obligations, representations and warranties with the reinsurers. Reinsurance does not relieve us of liability as the originating insurer. We remain liable to the underlying policyholders if a reinsurer defaults on obligations under the reinsurance arrangement. Although we regularly evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies, reinsurers may become financially unsound. If a reinsurer fails to meet its obligations under the reinsurance contract or if the liabilities exceed any applicable loss limit, we will be forced to cover the claims on the reinsured policies.

The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the magnitude and type of collateral supporting our reinsurance recoverable, such as by holding sufficient qualifying assets in trusts or letters of credit issued. Although a portion of our reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our results of operations, financial condition and liquidity.

CIGNA CORPORATION - 2013 Form 10-K    25

Back to Contents

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Our global real estate portfolio consists of approximately 7.9 million square feet of owned and leased properties. Our domestic portfolio has approximately 6.0 million square feet in 38 states, the District of Columbia, Puerto Rico and The Virgin Islands. Our International properties contain approximately 1.9 million square feet located throughout the following countries: Belgium, Canada, China, France, Hong Kong, India, Indonesia, Italy, Malaysia, Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

Our principal, domestic office locations, including various support operations, along with Group Disability and Life Insurance, Health Services, Core Medical and Service Operations and the domestic office of our Global Supplemental Benefits business are the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters) and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building measures approximately 833,000 square feet and is owned, while Two Liberty Place measures approximately 462,000 square feet and is leased office space.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3.  Legal Proceedings

The information contained under "Litigation Matters" in Note 23 to our Financial Statements beginning on page 110 of this Form 10-K, is incorporated herein by reference.

ITEM 4.  Mine Safety Disclosures

Not applicable.

26    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 49, Executive Vice President and Global Chief Marketing Officer of Cigna beginning May 2013; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 55, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 48, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

HERBERT A. FRITCH, 63, President, Cigna HealthSpring beginning January 2012; and Chairman of the Board and Chief Executive Officer of HealthSpring and its predecessor, NewQuest, LLC, from commencement of operations in September 2000 until HealthSpring was acquired by Cigna in January 2012.

DAVID D. GUILMETTE, 52, President, Global Employer Segment beginning July 2012; President, National, Pharmacy and Product from November 2011 until July 2012; President, National Segment from February 2010 until November 2011; and Managing Director of Towers Perrin Global Health & Welfare from January 2005 until January 2010.

NICOLE S. JONES, 43, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

THOMAS A. McCARTHY, 57, Executive Vice President and Chief Financial Officer of Cigna beginning July 2013; Vice President of Finance with responsibility for treasury, tax, strategy and corporate development, and management of run-off reinsurance from February 2003 until July 2013; Acting Chief Financial Officer from September 2010 until June 2011, and Treasurer from July 2008 until June 2011.

MATTHEW G. MANDERS, 52, President, Regional and Operations beginning November 2011; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010; and President, of Cigna's Customer Segments from July 2006 until June 2009.

JOHN M. MURABITO, 55, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

JASON D. SADLER, 45, President, Global Individual Health, Life and Accident beginning July 2010, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

CIGNA CORPORATION - 2013 Form 10-K    27

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 114 and the number of shareholders of record as of December 31, 2013 appears under the caption "Highlights" on page 30 of this Form 10-K. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2013:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2013	1,793,791	$78.17	1,792,625	$311,869,667
November 1-30, 2013	22,465	$79.68	–	$311,869,667
December 1-31, 2013	1,241	$87.11	–	$811,869,667

Total	1,817,497	$78.20	1,792,625	N/A

(1)

Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company's equity compensation plans. Employees tendered 1,166 shares in October, 22,465 in November and 1,241 shares in December 2013.

(2)

Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. In 2013, the Company repurchased 13.6 million shares for approximately $1.0 billion. Remaining authorization under the program was approximately $812 million as of December 31, 2013. The Company's Board of Directors increased share repurchase authority by $500 million on February 26, 2014. From January 1, 2014 through February 26, 2014, the Company repurchased 5.0 million shares for approximately $411 million. Remaining authorization under the program was approximately $901 million as of February 26, 2014.

(3)

Approximate dollar value of shares is as of the last date of the applicable month.

28    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2008 – December 31, 2013

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13

Cigna	$ 100	$ 210	$ 218	$ 250	$ 319	$ 522

S&P 500 Index	$ 100	$ 126	$ 146	$ 149	$ 172	$ 228

S&P Managed Health Care, Life & Health Ins. Indexes**	$ 100	$ 125	$ 140	$ 169	$ 181	$ 273

*

Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2008 and that all dividends were reinvested.

**

Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.

CIGNA CORPORATION - 2013 Form 10-K    29

Back to Contents

PART II
ITEM 6. Selected Financial Data

ITEM 6.  Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2013	2012	2011	2010	2009

Revenues
Premiums and fees and other revenues	$29,176	$26,308	$19,210	$18,528	$16,018
Net investment income	1,164	1,144	1,146	1,105	1,014
Mail order pharmacy revenues	1,827	1,623	1,447	1,420	1,282
Realized investment gains (losses)	213	44	62	75	(43)

TOTAL REVENUES	$32,380	$29,119	$21,865	$21,128	$18,271

Results of Operations:
Global Health Care	$1,517	$1,418	$1,105	$940	$775
Global Supplemental Benefits	175	142	97	84	107
Group Disability and Life	259	279	295	305	306
Run-off Reinsurance	(488)	–	(183)	26	185
Other Operations	94	82	89	85	86
Corporate	(222)	(329)	(184)	(211)	(142)
Realized investment gains (losses), net of taxes and noncontrolling interest	141	31	41	50	(26)

Shareholders' income from continuing operations	1,476	1,623	1,260	1,279	1,291
Income from continuing operations attributable to noncontrolling interests	2	1	1	4	3

Income from continuing operations	1,478	1,624	1,261	1,283	1,294
Income from discontinued operations, net of taxes	–	–	–	–	1

NET INCOME	$1,478	$1,624	$1,261	$1,283	$1,295

Shareholders' net income per share:
Basic	$5.28	$5.70	$4.65	$4.69	$4.71
Diluted	$5.18	$5.61	$4.59	$4.65	$4.69
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Total assets	$54,336	$53,734	$50,697	$45,393	$42,794
Long-term debt	$5,014	$4,986	$4,990	$2,288	$2,436
Shareholders' equity	$10,567	$9,769	$7,994	$6,356	$5,198
Per share	$38.35	$34.18	$28.00	$23.38	$18.95
Common shares outstanding (in thousands)	275,526	285,829	285,533	271,880	274,257
Shareholders of record	7,535	7,885	8,178	8,568	8,888
Employees	36,500	35,800	31,400	30,600	29,300

30    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and the "Risk Factors" contained in Part I Item 1A of this Annual Report on Form 10-K.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's significant accounting policies. We measure the financial results of our segments using "segment earnings (loss)", defined as shareholders' net income (loss) before after-tax realized investment results. In this MD&A, we also present information using adjusted income from operations. Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders' net income. Adjusted income (loss) from operations is defined as segment earnings (loss) excluding special items (described in the table on page 35 of this Form 10-K) and results of the GMIB business. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders' net income. We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

Overview

We are a global health services organization with a mission to help our customers improve their health, well-being and sense of security. Our insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). We also offer Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets. In addition to our ongoing operations described above, we also have certain run-off operations, including a Run-off Reinsurance segment.

Our Strategy

To execute on our mission, we have focused our efforts over the past several years on serving the emerging needs of our customers around the world through our "Go Deep, Go Global, Go Individual" strategy, as follows:

•

GO DEEP: We seek to increase our presence and brand strength in key "go deep" geographic areas, grow in targeted segments or capabilities, and deepen our relationships with current customers through cross-selling.

•

GO GLOBAL: We seek to deliver a range of differentiated products and superior service to meet the distinct needs of a growing global middle class and a globally mobile workforce through expansion in existing international markets and extension of our business model to new geographic areas.

•

GO INDIVIDUAL: We strive to establish a deep understanding of our customers' unique needs and to be a highly customer-centric organization. To do this, we are seeking to further simplify the buying process by providing choice, transparency of information, and a personalized customer experience. Our goal is to build

CIGNA CORPORATION - 2013 Form 10-K    31

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

long-term relationships with each of our customers and meet their needs throughout each stage of their lives regardless of the customer's plan type: employer-based, government-sponsored, or individual coverage.

As part of this strategy, we have focused our efforts on delivering innovative health and wellness solutions tailored to our employer and government customers, enhancing collaboration with physicians and hospitals to offer affordable, value-based high quality care to individuals and building deeper relationships with individual customers through the world. Through these efforts, we believe we can achieve better health outcomes for our global customers and improve employee productivity, all while lowering the costs of health care for all parties.

As of December 31, 2013, our consolidated shareholders' equity was $10.6 billion, assets were $54.3 billion and we reported revenues of $32.4 billion for the year then ended. Our revenues are derived principally from premiums on insured products, fees from self-insured products and services, mail-order pharmacy sales, and investment income.

Our Segments

We report the financial results of our businesses in five segments, the following three of which are the most significant:

Segment	% of revenues	Description
Global Health Care	78%	Aggregates the Commercial and Government operating segments:
		Commercial
		• Encompasses both our U.S. commercial and certain international health care businesses.
		• Serves employers and their employees, including globally mobile individuals, and other groups (e.g. governmental and non-governmental organizations, unions and associations). In addition, our U.S. commercial health care business also serves individuals.
		• Offers our insured and self-insured customers medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program.
		Government
		• Offers Medicare Advantage, Medicare Part D and Medicaid plans.
Global Supplemental Benefits	8%	This segment offers supplemental health, life and accident insurance products in selected international markets and the U.S.
Group Disability and Life	12%	This segment provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

We also report in two other segments: Run-off Reinsurance and Other Operations, including Corporate-owned Life Insurance.

Recent Key Transactions

Over the past two years, we have entered into a number of transactions that have helped us to achieve our strategic goals by: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high growth markets with particular focus on individuals.

In 2013, we completed the following transactions:

•

Run-off Operations. Prior to February 4, 2013, our Run-off Reinsurance segment had significant exposures, primarily from our guaranteed minimum death benefits ("GMDB" also known as "VADBe") and guaranteed minimum income benefits ("GMIB") business. Effective February 4, 2013, we entered into an agreement with Berkshire to reinsure future exposures for this business, net of existing retrocessional arrangements, up to a specified limit, for a payment of $2.2 billion. See Note 7 to the Consolidated Financial Statements and the Run-off Reinsurance section of this MD&A for additional information. As a result of this transaction, we recorded an after-tax charge of $507 million in the first quarter of 2013 that is reported as a special item.

•

Pharmacy Benefit Management ("PBM") Services Agreement. In June 2013, we entered into a ten-year pharmacy benefit management services agreement with Catamaran Corporation ("Catamaran"). Under this agreement, we will utilize their technology and service platforms, prescription drug procurement and inventory management capabilities, and order fulfillment services to lower costs and enhance our home-delivery pharmacy, retail network contracting and claims processing services. In the second quarter of 2013, we recorded one-time transaction costs of $37 million pre-tax, primarily for advisory fees associated with this

32    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

agreement, resulting in an after-tax charge of $24 million that is reported as a special item. This agreement had an immaterial impact to adjusted income from operations in 2013, and is expected to produce a positive contribution to earnings beginning in 2014 through improved clinical management, purchasing and administrative efficiencies.

In 2012, we completed three significant transactions targeting the seniors, individual and global supplemental benefits markets:

•

HealthSpring, Inc. We acquired HealthSpring, a Medicare Advantage provider, to assist us in serving individuals across their life stages and deepen our presence in a number of geographic markets. This acquisition brought us industry-leading physician partnership capabilities, deepened our existing client and customer relationships, and facilitated a broader deployment of our range of health and wellness capabilities and product offerings.

•

Great American Supplemental Benefits. We acquired Great American Supplemental Benefits to both strengthen our capabilities in the individual market and facilitate our expansion into the Medicare supplemental business.

•

Finans-Emeklilik. We entered into a joint venture with Finansbank to expand our global footprint in Turkey.

Organizational Efficiency Plans

We are constantly evaluating ways to deliver our products and services more efficiently and at a lower cost. During 2013 and 2012, we adopted specific plans to increase our organizational efficiency as follows.

2013 plan. During the fourth quarter of 2013, we committed to a plan to increase our organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions. As a result, we recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, consisting mostly of severance costs. The Global Health Care segment reported $47 million pre-tax ($31 million after-tax). The remainder was reported as follows: $11 million pre-tax ($8 million after-tax) in the Global Supplemental Benefits segment and $2 million pre-tax ($1 million after-tax) in Group Disability and Life. We expect most of the severance to be paid by the end of 2015. We expect to realize annualized after-tax savings of approximately $45 million. A substantial portion of these savings will be realized in 2014.

2012 plan. During the third quarter of 2012, we committed to a series of actions to further improve our organizational alignment, operational effectiveness, and efficiency. As a result, we recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs that are expected to be mostly paid by the end of the first quarter of 2014. We realized annualized after-tax savings of approximately $60 million, the majority of which was reinvested in the business to enhance our ability to provide superior service and affordable products to our customers.

Our Results

During the past three years, we have generated significant increases in revenues, adjusted income from operations and medical customers. This growth is largely due to the continued execution on our strategy, including the acquisition of HealthSpring, and continued business growth in targeted markets of all of our ongoing segments.

Shareholders' net income declined 9% in 2013 compared with 2012 due primarily to the $507 million after-tax charge associated with the February 4, 2013 reinsurance agreement with Berkshire. However, shareholders' net income in 2013 increased 17% over 2011 including the 2013 charge. The reinsurance transaction in 2013 aligned with our strategy of increasing financial flexibility by accomplishing an effective exit from the run-off GMDB and GMIB businesses.

Cash flows from operating activities in 2013 declined by $1.6 billion compared with 2012 primarily due to payments totaling $2.2 billion made in 2013 to Berkshire in connection with the reinsurance transaction. See the Liquidity and Capital Resources section of this MD&A for additional information.

During 2013, our unfunded pension liability decreased by approximately $1.0 billion to $611 million, largely due to an increase of 100 basis points in the assumed discount rate, strong asset performance and Company contributions of $195 million. See Note 9 to the Consolidated Financial Statements for additional information.

In 2013, we repurchased 13.6 million shares for $1.0 billion. From January 1, 2014 through February 26, 2014 we repurchased 5.0 million shares for $411 million. On February 26, 2014, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 26, 2014 was $901 million. Shareholders' equity increased in 2013, reflecting strong shareholders' net income in 2013 and the favorable effects of the pension plan, partially offset by the effects of share repurchase and unrealized losses on fixed maturities driven by rising interest rates.

Our consolidated results of operations are discussed in detail on page 35 of this Form 10-K.

Industry Developments

Sequestration

On March 31, 2013, a sequestration order under the Budget Control Act of 2011 was issued that requires reductions in payments to Medicare Advantage ("MA") and Prescription Drug Program ("PDP") carriers. Effective April 1, 2013, payments to MA and PDP carriers were reduced by 2%, with the reduction scheduled to remain in place through 2023. The lower rates began impacting our revenue in the second quarter of 2013 and are expected to continue to reduce revenue into 2014 and beyond. The earnings impact is mitigated somewhat by reductions to medical cost reimbursements to health care professionals. Sequestration will continue to lower segment earnings in 2014 in the Global Health Care segment; however, the overall effect will depend on our ability to reduce medical cost reimbursements to health care professionals.

CIGNA CORPORATION - 2013 Form 10-K    33

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medicare Advantage Reimbursement Rates

On April 1, 2013, the Centers for Medicare and Medicaid Services (CMS) issued the final Announcement of Calendar Year 2014 Medicare Advantage Benchmark Rates and Payment Policies. We submitted bids to CMS in the second quarter of 2013 that incorporated the 2014 rates and that continue to provide programs with attractive benefits to seniors. We expect 2014 earnings in our Government operating segment to be lower than prior years. The magnitude of this earnings impact will depend largely on our ability to manage medical costs.

On February 21, 2014, CMS issued its Advance Notice for Calendar Year 2015 (the "Notice"). The final terms are expected to be published on April 7, 2014. While the terms contained within the Notice are within the range of our expectations, there remain numerous open issues and substantial uncertainties regarding the final terms of the Notice. We expect that CMS will receive a significant number of comments from interested parties (including Cigna) prior to issuance of the final terms; however, there can be no assurance that CMS will amend its current positions. Given the uncertainty regarding the final terms of the Notice, we cannot reliably estimate the impact on our business, revenues or results of operations in 2015 and beyond; under certain circumstances, it is possible that the impact could be materially adverse. In addition, we expect to adjust our programs and services in response to the proposed 2015 terms.

Health Care Reform

For additional information regarding the specific provisions of Health Care Reform affecting us, see the "Regulation" section of this Form 10-K. Outlined below are the reported and expected future financial effects of various provisions of Health Care Reform.

Commercial minimum medical loss ratio ("MLR"). We record our rebate accrual based on estimated medical loss ratios calculated as prescribed by the U.S. Department of Health and Human Services ("HHS") using full-year premium and claim information by state and market segment for each legal entity that issues comprehensive medical coverage. In 2013, we accrued an estimated rebate of $12 million pre-tax ($8 million after-tax), compared with an accrual of $37 million pre-tax ($24 million after-tax) in 2012. We paid $15 million in 2013, lower than the estimated rebate accrual of $37 million, primarily due to refinements to the MLR rebate calculation, that also contributed to the lower 2013 rebate accrual when compared to 2012.

Health insurance industry fee. This fee, totaling $8 billion for the industry in 2014 and increasing to $13.9 billion by 2017, will not be tax deductible. Our effective tax rate is expected to increase beginning in 2014 as a result of this fee. Our share of this industry fee will be determined based on our proportion of premiums to the industry total. The amount of this fee is expected to be approximately $230 million in 2014: $130 million related to our commercial business and $100 million related to our Medicare business. For our commercial business, we anticipate recovering most of the industry fee through rate increases, resulting in an immaterial effect on shareholders' net income. For our Medicare business, although we expect to partially mitigate the effect of the fee through benefit changes and prices, we anticipate that the earnings impact will be more significant than it will be for our commercial business.

Reinsurance fee. Beginning in 2014, this fee will be a fixed dollar per customer levy on all commercial business, including ASO, and is tax deductible. It will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. The amount of this fee is expected to be approximately $110 million in 2014. Because we anticipate recovering most of it through rate increases, the impact of this fee on shareholders' net income is not expected to be material.

Medicare Advantage and Medicare Part D requirements beginning in 2014. Under the rules proposed by HHS, if the MLR for a Medicare Advantage or Medicare Part D contract is less than the required 85% minimum, the contractor is required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years. We currently expect that our Medicare Advantage and Medicare Part D plan offerings will meet these MLR requirements.

Public Health Exchanges. Beginning in 2014, we are offering coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee, and Texas). The enrollment process began on October 1, 2013. Based on our preliminary enrollment data from the exchanges and the effect of the reinsurance, risk corridor and risk adjustment programs (see the "Regulation" section of this Form 10-K for additional information) we do not expect public exchange-based enrollments to have a material effect on our medical customer base, revenues, operating cash flows or results of operations in 2014.

Disability Claims Regulatory Matter

During the second quarter of 2013, we finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the "monitoring states") related to our long-term disability claims handling practices. In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013. The charge is comprised of two elements: (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, including $925,000 in fines, $750,000 in regulatory surcharges and $9.5 million in claims handling expenses; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented. This charge is reported in the Group Disability and Life segment. We will be subject to re-examination 24 months after the execution date of the agreement. If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, we may be subject to additional fines or penalties. In addition to the monitoring states, most other jurisdictions have joined the agreement as participating, non-monitoring states.

34    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Summarized below are our results of operations on a GAAP basis.

	For the Years Ended December 31,			Increase /(Decrease)		Increase /(Decrease)

Financial Summary (In millions)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$28,976	$26,187	$18,966	$2,789	11%	$7,221	38%
Net investment income	1,164	1,144	1,146	20	2	(2)	–
Mail order pharmacy revenues	1,827	1,623	1,447	204	13	176	12
Other revenues	200	121	244	79	65	(123)	(50)
Realized investment gains	213	44	62	169	384	(18)	(29)

Total revenues	32,380	29,119	21,865	3,261	11	7,254	33
Benefits and expenses	30,204	26,642	19,989	3,562	13	6,653	33

Income before income taxes	2,176	2,477	1,876	(301)	(12)	601	32
Income taxes	698	853	615	(155)	(18)	238	39

Net income	1,478	1,624	1,261	(146)	(9)	363	29
Less: net income attributable to noncontrolling interests	2	1	1	1	100	–	–

Shareholders' net income	$1,476	$1,623	$1,260	$(147)	(9)%	$363	29%

A reconciliation of shareholders' net income to adjusted income from operations follows:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

Financial Summary (In millions)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Shareholders' net income	$1,476	$1,623	$1,260	$(147)	(9)%	$363	29%
Less: realized investment gains, net of taxes	141	31	41	110	355	(10)	(24)

Segment earnings	1,335	1,592	1,219	(257)	(16)	373	31
Less: GMIB and special items (after-tax):
Results of GMIB business	25	29	(135)	(4)		164
Costs associated with PBM services agreement	(24)	–	–	(24)		–
Charge related to reinsurance transaction (See Note 7 to the Consolidated Financial Statements)	(507)	–	–	(507)		–
Charge for disability claims regulatory matter (See Note 23 to the Consolidated Financial Statements)	(51)	–	–	(51)		–
Charges for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	(40)	(50)	–	10		(50)
Charges associated with litigation matters (See Note 23 to the Consolidated Financial Statements)	–	(81)	–	81		(81)
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	–	(40)	(31)	40		(9)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	–	–	24	–		(24)

ADJUSTED INCOME FROM OPERATIONS	$1,932	$1,734	$1,361	$198	11%	$373	27%

Other Key Consolidated Financial Data
Global medical customers (in thousands)	14,217	14,045	12,680	172	1%	1,365	11%
Effective tax rate	32.1%	34.4%	32.8%	(2.3)%		1.6%

CIGNA CORPORATION - 2013 Form 10-K    35

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated Results of Operations: 2013 Compared to 2012 and 2012 Compared to 2011

•

Revenues: The components of the revenue increases are discussed further below:

•

Premiums and Fees. The increase in 2013 compared with 2012 reflected continued customer growth in targeted markets of all of the ongoing segments, and, to a lesser extent, acquisitions in late 2012 in the Global Supplemental Benefits segment. In 2012, the increase over 2011 was largely due to contributions from the 2012 HealthSpring acquisition. Continued customer growth in the targeted market segments also contributed to the strong premium growth in 2012.

•

Net Investment Income. The increase in 2013, compared with 2012, primarily reflected higher yields driven in part by higher partnership income, partially offset by lower average investment assets primarily due to sales of assets to fund the reinsurance transaction with Berkshire. In 2012, net investment income remained flat compared with 2011, primarily reflecting higher average investment assets and improved results from partnership investments offset by lower reinvestment yields.

•

Mail Order Pharmacy Revenues. Increases in each of 2013 and 2012 compared with the prior year, primarily reflected higher prescription volume for specialty medications (injectibles).

•

Other Revenues. Prior to the February 4, 2013 reinsurance transaction with Berkshire, other revenues included the results of a hedge program in the Run-off Reinsurance segment related to the GMDB and GMIB businesses. Other revenues included pre-tax losses of $39 million in 2013, $119 million in 2012 and $4 million in 2011 associated with the hedge program. Excluding the impact of the hedge program, other revenues were flat in 2013, compared with 2012, and decreased 3% in 2012 compared with 2011.

•

Realized Investment Results. The significant increase in 2013, compared with 2012, primarily resulted from gains on the sales of real estate joint ventures and higher gains on sales of fixed maturities largely to fund the February 4, 2013 reinsurance transaction. In 2012 realized investment results were lower than in 2011, primarily due to the absence of gains on sales of real estate held in joint ventures reported in 2011. See Note 14 to the Consolidated Financial Statements for additional information

•

Benefits and expenses. The increase in 2013 compared with 2012 reflected continued business growth in the ongoing segments and the charge associated with the reinsurance transaction. In 2012, the increase compared with 2011 reflected the acquisition of HealthSpring and continued business growth in the ongoing segments.

•

Shareholders' net income. The decrease in 2013, compared with 2012 primarily reflects the $507 million after-tax charge associated with the February 4, 2013 reinsurance agreement with Berkshire, partially offset by an increase in adjusted income from operations. In 2012, the increase in shareholders' net income compared with 2011, resulted primarily from substantially higher adjusted income from operations.

•

Adjusted income from operations. The increase in 2013 compared with 2012 was largely attributable to earnings growth in all of our ongoing business segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life). See the segment discussions later in this MD&A for further information. In 2012, adjusted income from operations increased 27% compared with 2011, largely attributable to earnings contributions from HealthSpring, as well as overall revenue growth in the other ongoing operating segments and lower charges related to the GMDB business.

•

The consolidated effective tax rate decreased in 2013 compared with 2012, primarily driven by the favorable effect of the completion of the 2009-2010 tax audits in 2013 and recognizing tax benefits in certain foreign operations. In 2012, the effective tax rate increased reflecting the acquisition of HealthSpring and the absence of the favorable impact of the completion of 2007-2008 tax audits in 2011.

•

Global medical customers increased in 2013 compared with 2012 and in 2012 compared with 2011 primarily driven by continued growth in the regional, select, individual, and government market segments. In 2012, the HealthSpring acquisition contributed to the increase.

Liquidity and Capital Resources

Financial Summary (In millions)	2013	2012	2011

Short-term investments	$631	$154	$225
Cash and cash equivalents	$2,795	$2,978	$4,690
Short-term debt	$233	$201	$104
Long-term debt	$5,014	$4,986	$4,990
Shareholders' equity	$10,567	$9,769	$7,994

The increase in short-term investments in 2013 compared with 2012 was driven by investment of increased cash levels in liquid commercial paper and United States Government obligations.

Liquidity

We maintain liquidity at two levels: the subsidiary level and the parent company level.

36    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity requirements at the subsidiary level generally consist of:

•

claim and benefit payments to policyholders; and

•

operating expense requirements, primarily for employee compensation and benefits.

Our subsidiaries normally meet their operating requirements by:

•

maintaining appropriate levels of cash, cash equivalents and short-term investments;

•

using cash flows from operating activities;

•

selling investments;

•

matching investment durations to those estimated for the related insurance and contractholder liabilities; and

•

borrowing from the parent company.

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

•

borrowing from its subsidiaries.

Cash flows for the years ended December 31, were as follows:

(In millions)	2013	2012	2011

Net cash provided by operating activities	$719	$2,350	$1,491
Net cash provided by (used in) investing activities	$15	$(3,857)	$(1,270)
Net cash provided by (used in) financing activities	$(930)	$(228)	$2,867

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes, benefits and expenses, and, prior to February 4, 2013, gains and losses recognized in connection with our GMDB and GMIB equity hedge programs. Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders' net income, cash flows from operating activities can be significantly different from shareholders' net income.

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

Operating activities

Cash provided by operating activities declined by $1.6 billion in 2013 compared with 2012 primarily due to payments totaling $2.2 billion made in 2013 to Berkshire in connection with the reinsurance transaction. Cash provided by operating activities in 2012 increased by $0.9 billion compared with 2011, primarily as a result of strong earnings growth in our ongoing business segments and the absence of claim run-out from the Medicare IPFFS business exited in 2011.

Investing activities

Cash flows from investing activities increased by $3.9 billion in 2013 compared with 2012 primarily driven by the absence of the 2012 payment to acquire HealthSpring. Excluding that acquisition, cash flows from investing activities in 2012 increased by $0.6 billion compared with 2011 primarily due to lower net purchases of fixed maturity investments.

Financing activities

Cash used in financing activities in 2013 increased by $0.7 billion compared with 2012 primarily due to higher repurchases of common stock. Cash provided by financing activities in 2011 was $2.9 billion, primarily consisting of net proceeds from long-term debt that was issued to finance the 2012 HealthSpring acquisition.

Share repurchase

We maintain a share repurchase program that was authorized by our Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. We have, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. We suspend activity under this program from time to time and also remove such suspensions, generally without public announcement.

In 2013 we repurchased 13.6 million shares for $1.0 billion. From January 1, 2014 through February 26, 2014 we repurchased 5.0 million shares for $411 million. On February 26, 2014, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 26, 2014 was $901 million. In 2012 the Company repurchased 4.4 million shares for $208 million and in 2011 repurchased 5.3 million shares for $225 million.

CIGNA CORPORATION - 2013 Form 10-K    37

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2013	2012	2011

Interest expense	$270	$268	$202

The increase in interest expense in 2012 was primarily due to the issuance of $2.1 billion of long-term debt in the fourth quarter of 2011 to fund the acquisition of HealthSpring, partially offset by a lower weighted average interest rate reflecting the more favorable rates of this debt issued. The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 0.41% at December 31, 2013 and .47% at 2012.

Liquidity and Capital Resources Outlook

At December 31, 2013, there was approximately $760 million in cash and short-term investments available at the parent company level. In 2014, the parent company's combined cash obligations are expected to be approximately $480 million for commercial paper maturities, interest and pension contributions.

We expect, based on the parent company's current cash position, current projections for subsidiary dividends, and the ability to refinance its commercial paper borrowing, to have sufficient liquidity to meet the obligations discussed above.

However, our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $1.2 billion from its insurance subsidiaries without prior state approval. As of December 31, 2013, the parent company had no net intercompany loan balance with its insurance subsidiaries. Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2013, we had $1.5 billion of borrowing capacity under the credit agreement. Within the maximum debt leverage covenant in the line of credit agreement, we have an additional $6.0 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to indefinitely reinvest the earnings of certain of our foreign operations overseas. Indefinitely reinvested earnings are generally deployed in these countries, and other foreign jurisdictions in support of the liquidity and capital needs of our foreign operations, where possible. As of December 31, 2013 indefinitely reinvested earnings were approximately $1.1 billion. Approximately $176 million of cash and cash equivalents held in these countries would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates. This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States. Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

Unfunded Pension Plan Liability.    As of December 31, 2013, our unfunded pension liability was $611 million, a decrease of approximately $1.0 billion from December 31, 2012, reflecting an increase in the assumed discount rate of 100 basis points, strong asset returns, and pension contributions of $195 million in 2013. We expect to make pension contributions in 2014 required under the Pension Protection Act of 2006 of approximately $100 million. As a result of the improved funding position, we do not expect to make voluntary contributions in 2014. In addition, during 2013, we increased our asset allocation to fixed income investments and reduced our allocation to domestic stocks in order to reduce the investment risk in the pension plan.

Solvency II.    Our businesses in the European Union will be subject to the directive on insurance regulation, solvency and governance requirements known as Solvency II. This directive will impose economic risk-based solvency and governance requirements and supervisory rules and becomes effective in 2016, although certain EU country regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of their effective date. Our European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated governance and technical capability requirements.

38    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of our primary contractual cash obligations, as of December 31, 2013, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$7,080	$713	$971	$802	$4,594
Future policy benefits	11,815	364	917	1,013	9,521
Global Health Care medical claims payable	2,064	1,995	26	11	32
Unpaid claims and claims expenses	4,745	1,448	914	624	1,759
Short-term debt	234	234	–	–	–
Long-term debt	8,732	263	1,192	852	6,425
Other long-term liabilities	831	275	120	87	349
Off-Balance Sheet:
Purchase obligations	878	525	218	97	38
Operating leases	641	131	232	134	144

TOTAL	$37,020	$5,948	$4,590	$3,620	$22,862

The expected future cash flows for GMDB and GMIB contracts included in the table above (within future policy benefits and other long-term liabilities) do not consider any of the related reinsurance arrangements.

On-Balance Sheet:

•

Insurance liabilities.  Contractual cash obligations for insurance liabilities, excluding unearned premiums and fees, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $19 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. We manage our investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses, are excluded from the table above as net cash flows associated with them are not expected to impact us. The total amount of these reinsured reserves excluded is approximately $6 billion.

•

Short-term debt represents commercial paper, current maturities of long-term debt, and current obligations under capital leases.

•

Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for IT network storage, servers and equipment.

•

Other long-term liabilities.  These items are presented in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets. This table includes estimated payments for GMIB contracts, pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and certain tax and reinsurance liabilities.

Estimated payments of $82 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. Our best estimate is that contributions to the qualified domestic pension plans during 2014 will be approximately $100 million. We expect to make payments subsequent to 2014 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 9 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

The above table also does not contain $17 million of liabilities for uncertain tax positions because we cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 19 to the Consolidated Financial Statements for the year ended December 31, 2013 for further information.

CIGNA CORPORATION - 2013 Form 10-K    39

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Off-Balance Sheet:

Purchase obligations.  As of December 31, 2013, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$56
Commercial mortgage loans	7
Real estate	3
Limited liability entities (other long-term investments)	643

Total investment commitments	709
Future service commitments	169

TOTAL PURCHASE OBLIGATIONS	$878

We had commitments to invest in limited liability entities that hold real estate, loans to real estate entities or securities. See Note 11(D) to the Consolidated Financial Statements for additional information.

Our estimated future service commitments primarily represent contracts for certain outsourced business processes and IT maintenance and support. We generally have the ability to terminate these agreements, but do not anticipate doing so at this time. Purchase obligations exclude contracts that are cancelable without penalty and those that do not specify minimum levels of goods or services to be purchased.

Operating leases.  For additional information, see Note 21 to the Consolidated Financial Statements.

Guarantees

We are contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 23 to the Consolidated Financial Statements for additional information on guarantees.

Critical Accounting Estimates

The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the Consolidated Financial Statements. Management considers an accounting estimate to be critical if:

•

it requires assumptions to be made that were uncertain at the time the estimate was made; and

•

changes in the estimate or different estimates that could have been selected could have a material effect on our consolidated results of operations or financial condition.

Management has discussed the development and selection of its critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the disclosures presented below.

In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of our Consolidated Financial Statements, including estimates of liabilities for future policy benefits, as well as estimates with respect to unpaid claims and claim expenses, postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our liquidity and financial condition.

See Note 2 to the Consolidated Financial Statements for further information on significant accounting policies.

40    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill

At the acquisition date, goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.

We completed our annual evaluations of goodwill for impairment during the third quarter of 2013. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses. The evaluations indicated that no impairment was required.

Consistent with prior years, fair value of a reporting unit was estimated using models and assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates was used, corresponding with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. Projections of future cash flows were consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates.

If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.

The fair value estimate of our Government reporting unit could decrease by approximately 30% before an indication of impairment of goodwill occurs. Future changes in the funding for our Medicare programs by the federal government could substantially reduce Cigna-HealthSpring's revenues and profitability and have a significant impact on the fair value of the Government operating segment.

The fair value estimates of our remaining reporting units could decrease by approximately 25% to 85% before an indication of impairment of goodwill occurs. These outcomes were derived by determining the magnitude of changes to certain assumptions and estimates necessary for the estimated fair value of reporting units to approach their carrying values.

Our Cigna-HealthSpring business (reported in the Government operating segment that is also the reporting unit) contracts with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this business incorporated the potential effects of sequestration and the Medicare Advantage reimbursement rates for 2014 and beyond as discussed in the "Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.

Goodwill as of December 31 was as follows (in millions):

•

2013 – $6,029

•

2012 – $6,001

See Notes 2(H) and 8 to the Consolidated Financial Statements for additional discussion of our goodwill.

CIGNA CORPORATION - 2013 Form 10-K    41

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Accounts payable, accrued expenses and other liabilities – pension liabilities

These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•

2013 – $611

•

2012 – $1,602

See Note 9 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

Using past experience, we expect that it is reasonably possible that a favorable or unfavorable change in assumptions for the discount rate or expected return on plan assets of 50 basis points could occur. An unfavorable change is a decrease in these key assumptions with resulting impacts as discussed below.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points:

•

the accrued pension benefit liability would increase by approximately $185 million as of December 31, 2013 resulting in an after-tax decrease to shareholders' equity of approximately $120 million as of December 31, 2013.

•

annual pension costs for 2014 would decrease by approximately $5 million, after-tax; and

If the expected long-term return on domestic qualified pension plan assets decreased by 50 basis points, annual pension costs for 2014 would increase by approximately $10 million after-tax.

If we used the market value of assets to measure pension costs as opposed to the market-related value, annual pension cost for 2013 would decrease by approximately $20 million after-tax.

If the December 31, 2013 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $405 million as of December 31, 2013 resulting in an after-tax decrease to shareholders' equity of approximately $265 million.

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

2013 – gross $2,050; net $1,856

•

2012 – gross $1,856; net $1,614

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Notes 2 and 5 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

In 2013, actual experience differed from our key assumptions as of December 31, 2012, resulting in $182 million of favorable incurred claims related to prior years' medical claims payable or 1.3% of the current year incurred claims as reported in 2012. In 2012, actual experience differed from our key assumptions as of December 31, 2011, resulting in $200 million of favorable incurred claims related to prior years' medical claims, or 2.2% of the current year incurred claims reported in 2011. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The impact of this favorable prior year development was an increase to shareholders' net income of $77 million after-tax ($119 million pre-tax) in 2013. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in shareholders' net income as explained in Note 5 to the Consolidated Financial Statements.

42    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
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

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select, based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of our fixed maturities are public securities, and one-third are private placement securities.

See Note 10 to the Consolidated Financial Statements for a discussion of our fair value measurements and the procedures performed by management to determine that the amounts represent appropriate estimates.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows from the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

If the spreads used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $16.5 billion would decrease by approximately $900 million.

Assessment of "other-than-temporary" impairments of fixed maturities

To determine whether a fixed maturity's decline in fair value below its amortized cost is other than temporary, we must evaluate the expected recovery in value and its intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. To make this determination, we consider a number of general and specific factors including the regulatory, economic and market environments, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.

See Notes 2 (C) and 11 to the Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for fixed maturities.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders' net income for the year ended December 31, 2013 would have decreased by approximately $65 million after-tax.

Segment Reporting

The following section of this MD&A discusses the results of each of our reporting segments. We measure the financial results of our segments using "segment earnings (loss)", defined as shareholders' net income (loss) before after-tax realized investment results. In the following segment discussions, we also present information using "adjusted income (loss) from operations", defined as segment earnings (loss) excluding special items and results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders' net income. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders' net income. We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude

CIGNA CORPORATION - 2013 Form 10-K    43

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

the results of the GMIB business because, prior to the reinsurance transaction with Berkshire on February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

The tables presented below summarize results from operations by segment.

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

Shareholders' Net Income (In millions)
	2013	2012	2011	2013 vs 2012		2012 vs 2011

Segment earnings (loss)
Global Health Care	$1,517	$1,418	$1,105	$99	7%	$313	28%
Global Supplemental Benefits	175	142	97	33	23	45	46
Group Disability and Life	259	279	295	(20)	(7)	(16)	(5)
Run-off Reinsurance	(488)	–	(183)	(488)	–	183	100
Other Operations	94	82	89	12	15	(7)	(8)
Corporate	(222)	(329)	(184)	107	33	(145)	(79)

Total	1,335	1,592	1,219	(257)	(16)	373	31
Net realized investment gains, net of taxes	141	31	41	110	355	(10)	(24)

Shareholders' net income	$1,476	$1,623	$1,260	$(147)	(9)%	$363	29%

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

Adjusted Income (Loss) From Operations (In millions)
	2013	2012	2011	2013 vs 2012		2012 vs 2011

Global Health Care	$1,572	$1,480	$1,104	$92	6%	$376	34%
Global Supplemental Benefits	183	148	100	35	24	48	48
Group Disability and Life	311	281	290	30	11	(9)	(3)
Run-off Reinsurance	(6)	(29)	(48)	23	79	19	40
Other Operations	94	82	85	12	15	(3)	(4)
Corporate	(222)	(228)	(170)	6	3	(58)	(34)

Total	$1,932	$1,734	$1,361	$198	11%	$373	27%

Global Health Care Segment

We measure the operating effectiveness of the Global Health Care segment using the following key factors:

•

segment earnings and adjusted income from operations;

•

customer growth;

•

sales of specialty products;

•

operating expense as a percentage of segment revenues (operating expense ratio); and

•

medical expense as a percentage of premiums (medical care ratio or "MCR") in the guaranteed cost and Medicare businesses.

44    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

Financial Summary (In millions)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$22,933	$20,973	$14,443	$1,960	9%	$6,530	45%
Net investment income	325	259	263	66	25	(4)	(2)
Mail order pharmacy revenues	1,827	1,623	1,447	204	13	176	12
Other revenues	211	225	236	(14)	(6)	(11)	(5)

Segment revenues	25,296	23,080	16,389	2,216	10	6,691	41
Mail order pharmacy cost of goods sold	1,509	1,328	1,203	181	14	125	10
Benefits and other expenses	21,448	19,541	13,465	1,907	10	6,076	45

Benefits and expenses	22,957	20,869	14,668	2,088	10	6,201	42

Income before taxes	2,339	2,211	1,721	128	6	490	28
Income taxes	822	793	616	29	4	177	29

SEGMENT EARNINGS	1,517	1,418	1,105	99	7	313	28

Less: special items (after-tax) included in segment earnings:						–
Charge for organizational efficiency plan (See Note 6 to the Consolidated Financial Statements)	(31)	(42)	–	11		(42)
Costs associated with PBM services agreement	(24)	–	–	(24)		–
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	–	(7)	–	7		(7)
Charge related to litigation matter (See Note 23 to the Consolidated Financial Statements)	–	(13)	–	13		(13)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	–	–	1	–		(1)

ADJUSTED INCOME FROM OPERATIONS	$1,572	$1,480	$1,104	$92	6%	$376	34%

Realized investment gains, net of taxes	$73	$9	$23	$64	–%	$(14)	(61)%

Effective tax rate	35.1%	35.9%	35.8%	(0.8)%		0.1%

Earnings Discussion: 2013 compared to 2012

The increase in Global Health Care's segment earnings and adjusted income from operations in 2013, as compared with 2012, reflected revenue growth from a higher customer base and rate increases consistent with underlying medical cost trends. In 2013, both measures also benefited from increased specialty contributions and higher net investment income.

These favorable effects were partially offset by a higher MCR in Medicare Advantage in 2013 driven by lower per member government reimbursements and higher inpatient and outpatient medical costs. In 2013, results also included higher operating expenses associated with customer growth and enhancements to our capabilities, partially offset by operating cost efficiencies.

Earnings Discussion: 2012 compared to 2011

Global Health Care's segment earnings and adjusted income from operations increased significantly in 2012, as compared with 2011. This increase reflected the timing of the HealthSpring acquisition in 2012 and Commercial revenue growth driven by a higher ASO customer base.

CIGNA CORPORATION - 2013 Form 10-K    45

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Revenues

The table below shows premiums and fees for the Global Health Care segment:

(In millions)	2013	2012	2011

Medical:
Guaranteed cost	$4,463	$4,256	$4,176
Experience-rated	2,292	2,022	1,934
Stop loss	1,907	1,672	1,451
International health care	1,752	1,648	1,344
Dental	1,139	1,005	894
Medicare	5,639	4,969	489
Medicaid	317	207	–
Medicare Part D	1,387	1,421	685
Other	730	677	600

Total medical	19,626	17,877	11,573
Fees	3,307	3,096	2,870

TOTAL PREMIUMS AND FEES	$22,933	$20,973	$14,443

Premiums and fees increased in 2013, compared with 2012, in U.S. Commercial due to customer growth and rate increases consistent with underlying medical cost trends. In addition, Medicare Advantage premiums were higher due to timing of the HealthSpring acquisition and customer growth.

Premiums and fees increased in 2012 compared with 2011, primarily reflecting the HealthSpring acquisition. U.S. Commercial growth was driven by rate increases consistent with underlying medical cost trends, and ASO customer growth. International health care premiums increased primarily due to the conversion of Vanbreda business from service to risk.

Net investment income increased in 2013, compared with 2012, reflecting higher assets and higher income from partnership investments. In 2012, net investment income decreased compared with 2011 reflecting lower yields, partially offset by the impact of the HealthSpring acquisition and higher income from partnership investments.

Mail order pharmacy revenues increased in each of 2013 and 2012, compared with each prior year, primarily reflecting higher prescription volume for specialty medications (injectibles).

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

(In millions)	2013	2012	2011

Mail order pharmacy cost of goods sold	$1,509	$1,328	$1,203

Medical claims expense	15,867	14,228	9,125
Operating expenses, excluding special items	5,497	5,217	4,340
Special items	84	96	–

Total benefits and other expenses	21,448	19,541	13,465

TOTAL BENEFITS AND EXPENSES	$22,957	$20,869	$14,668

Selected ratios

Guaranteed cost medical care ratio	81.5%	80.2%	79.7%
Medicare Advantage medical care ratio	84.8%	80.9%	89.6%
Medicare Part D medical care ratio	82.3%	81.2%	83.4%
Operating expense ratio – including special items	22.1%	23.0%	26.5%
Operating expense ratio – excluding special items	21.7%	22.6%	26.5%

46    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical claims expense increased 12% in 2013 compared with 2012, primarily due to medical cost inflation, the timing of the HealthSpring acquisition, and customer growth. Higher Medicare Advantage inpatient and outpatient medical costs also contributed to the increase.

Medical claims expense increased 56% in 2012 compared with 2011, primarily reflecting the acquisition of HealthSpring, conversion of Vanbreda business from service to risk, and medical cost inflation.

Operating expenses increased 5% in 2013 compared with 2012, primarily reflecting customer growth, increased investments, including costs associated with our new PBM arrangement, and the timing of the HealthSpring acquisition, partially offset by operating cost efficiencies. Operating expenses increased in 2012 compared with 2011 driven by the acquisition of HealthSpring.

The operating expense ratio, calculated as total operating expenses divided by segment revenues, is one measure of the segment's overall operating efficiency.

The operating expense ratio decreased in both 2013 and in 2012, compared with the prior year. These decreases were primarily driven by revenue growth and operating cost efficiencies partially offset by higher investments, including 2013 costs associated with our new PBM arrangement. The 2012 operating expense ratio, compared with 2011, benefited from additional HealthSpring business. Because the HealthSpring business is fully insured, it has a substantially lower operating expense ratio compared to our commercial business as approximately 80% of our commercial medical customers are in ASO arrangements.

Effective tax rate. The slight decline in the effective tax rate in 2013 compared with 2012 primarily reflected the recognition of tax benefits in certain of the segment's foreign operations. In 2012, the segment's effective tax rate was essentially flat compared with 2011.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable increased 10% in 2013 compared with 2012, primarily driven by growth in the stop loss and HealthSpring books of business. Medical claims payable increased 42% in 2012 compared with 2011, primarily reflecting the acquisition of HealthSpring.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•

is covered under an insurance policy or service agreement issued by the Company;

•

has access to the Company's provider network for covered services under their medical plan; or

•

has medical claims that are administered by the Company.

As of December 31, estimated medical customers were as follows:

(In thousands)	2013	2012	2011

Commercial Risk:
U.S. Guaranteed cost	1,099	1,135	1,091
U.S. Experience-rated	794	786	798
International health care – Risk	742	744	582

Total commercial risk	2,635	2,665	2,471
Medicare	467	426	44
Medicaid	25	23	–

Total government	492	449	44

Total risk	3,127	3,114	2,515
Service, including international health care	11,090	10,931	10,165

TOTAL MEDICAL CUSTOMERS	14,217	14,045	12,680
Less: voluntary / limited benefits customers	139	189	213

Total medical customers excluding voluntary / limited benefits customers	14,078	13,856	12,467

Medical customers increased 1% in 2013 compared to 2012, primarily reflecting continued ASO customer growth due to strong retention and sales in targeted market segments.

Medical customers increased 11% in 2012 compared to 2011, primarily reflecting ASO customer growth driven by strong retention and sales in targeted market segments, the impact of the HealthSpring acquisition, and growth in the international health care business.

Global Supplemental Benefits Segment

Segment Description

The key factors affecting segment earnings and adjusted income from operations for this segment are:

•

premium growth, including new business and customer retention;

CIGNA CORPORATION - 2013 Form 10-K    47

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•

benefits expense as a percentage of earned premium (loss ratio);

•

operating expense as a percentage of earned premium (expense ratio); and

•

the impact of foreign currency movements.

Throughout this discussion, prior period currency adjusted income from operations, revenues, and benefits and expenses are being calculated by applying the current period's exchange rates to reported results in the prior period. A strengthening U.S. Dollar against foreign currencies will decrease segment earnings, while a weakening U.S. Dollar produces the opposite effect.

As described in Note 3 to the Consolidated Financial Statements, the Global Supplemental Benefits segment acquired two businesses during the second half of 2012: Great American Supplemental Benefits and Finans Emeklilik (also referred to as the "Turkey JV"). Collectively, throughout this discussion these two transactions are referred to as "the acquisitions".

Results of Operations

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
Financial Summary (In millions)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$2,513	$1,984	$1,528	$529	27%	$456	30%
Net investment income	100	90	83	10	11	7	8
Other revenues	26	21	15	5	24	6	40

Segment revenues	2,639	2,095	1,626	544	26	469	29
Benefits and expenses	2,412	1,916	1,492	496	26	424	28

Income before taxes	227	179	134	48	27	45	34
Income taxes	50	36	36	14	39	–	–
Income attributable to redeemable noncontrolling interest	2	1	–	1	100	1
Income attributable to other noncontrolling interest	–	–	1	–		(1)	(100)

SEGMENT EARNINGS	175	142	97	33	23	45	46

Less: special items (after-tax) included in segment earnings:
Charges for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	(8)	(6)	–	(2)		(6)
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	–	–	(3)	–		3

ADJUSTED INCOME FROM OPERATIONS	$183	$148	$100	$35	24%	$48	48%

Adjusted income from operations, using actual 2013 currency exchange rates	$183	$152	$101	$31	20%	$51	50%

Realized investment gains, net of taxes	$5	$1	$1	$4	400%	$–	–%

Effective tax rate	22.0%	20.1%	26.9%	1.9%		(6.8)%

Earnings Discussion: 2013 compared to 2012

The increase in segment earnings (as well as the increase in adjusted income from operations) was primarily driven by business growth, primarily in South Korea, lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets, and earnings of the acquisitions during the second half of 2012, partially offset by higher acquisition and benefits expenses.

Earnings Discussion: 2012 compared to 2011

The increase in segment earnings (as well as the increase in adjusted income from operations) was primarily driven by strong revenue growth, primarily in South Korea and, to a lesser extent, margin improvement largely attributable to disciplined management of solicitation spending.

Revenues

Premiums and fees increased in both 2013 and 2012 compared with the comparable prior year. When applying actual 2013 currency exchange rates to 2012 and 2011 results, premiums and fees increased by 25% in 2013 and 32% in 2012. These increases are primarily attributable to the acquisitions, and to a lesser extent, strong persistency, and new sales growth, particularly in South Korea.

Net investment income increased in 2013 compared with 2012, primarily due to the acquisitions in the second half of 2012. In 2012, net investment income increased compared with 2011, primarily due to asset growth in South Korea.

Benefits and Expenses

Benefits and expenses increased in each of 2013 and 2012, compared with the comparable prior year. Excluding the organizational efficiency plan charges from 2013 and 2012 and applying actual 2013 currency exchange rates to 2012 results, benefits and expenses increased by 25%. These increases were primarily due to the acquisitions and business growth. Excluding the special items in the table above and applying actual 2013 currency exchange rates to results, benefits and expenses increased 30% in 2012, compared with 2011, primarily due to the acquisitions and business growth.

48    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Loss ratios increased in 2013 and 2012 compared with each prior year, reflecting the inherently higher loss ratios of the acquisitions.

Policy acquisition expenses increased in 2013 and 2012, compared with the prior year, reflecting the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets during 2012.

Excluding the realignment and efficiency charges from 2013 and 2012, expense ratios decreased in 2013 compared with 2012. The decrease was primarily driven by the impact of the lower expense ratios associated with the Great American Supplemental Benefits business, partially offset by strategically planned investment spending to support future business growth. Excluding special items, expense ratios increased in 2012 compared with 2011 primarily driven by the impact of higher expense ratios associated with FirstAssist.

The increase in the effective tax rate in 2013 compared with 2012 and the decrease in 2012 compared with 2011 are largely due to implementing a capital management strategy in 2013 and 2012. Excluding those effects, the Global Supplemental Benefits segment's effective tax rate was 24.0% in 2013, 24.6% in 2012, and 27.3% in 2011. The continued decline in these rates reflects the favorable effects of our capital management strategy.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market, generating 51% of segment revenues and 87% of the segment earnings in 2013. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results. In 2013, our operations in South Korea represented 4% of Cigna's total consolidated revenues and 10% of shareholders' net income.

Group Disability and Life Segment

Key factors for this segment are:

•

premium growth, including new business and customer retention;

•

net investment income;

•

benefits expense as a percentage of earned premium (loss ratio); and

•

other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	For the Years Ended December 31,
				Increase/(Decrease)		Increase/(Decrease)
Financial Summary (In millions)
	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$3,425	$3,109	$2,857	$316	10%	$252	9%
Net investment income	321	300	291	21	7	9	3
Other revenues	1	–	–	1	–	–	–

Segment revenues	3,747	3,409	3,148	338	10	261	8
Benefits and expenses	3,387	3,014	2,740	373	12	274	10

Income before taxes	360	395	408	(35)	(9)	(13)	(3)
Income taxes	101	116	113	(15)	(13)	3	3

SEGMENT EARNINGS	259	279	295	(20)	(7)	(16)	(5)

Less: special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 23 to the Consolidated Financial Statements)	(51)	–	–	(51)		–
Charge for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	(1)	(2)	–	1		(2)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	–	–	5	–		(5)

ADJUSTED INCOME FROM OPERATIONS	$311	$281	$290	$30	11%	$(9)	(3)%

Realized investment gains, net of taxes	$40	$18	$7	$22	122%	$11	157%

Effective tax rate	28.1%	29.4%	27.7%	(1.3)%		1.7%

Earnings Discussion: 2013 compared to 2012

The decrease in segment earnings was primarily due to a charge associated with a disability claims regulatory matter discussed further in the Overview section of this MD&A. Adjusted income from operations increased in 2013, reflecting a lower disability loss ratio, higher net investment income and a lower expense ratio, partially offset by a higher life loss ratio. Results in 2013 include the favorable after-tax effect of reserve reviews of $60 million. Results in 2013 also include the $29 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 as a result of reallocating higher yielding assets to the disability and life portfolio. Results in 2012 include the $43 million after-tax favorable impact of reserve reviews. The favorable impact of the reserve reviews continues to reflect strong operational performance by the disability claims management operation as well as reserve assumptions consistent with current business and economic conditions.

CIGNA CORPORATION - 2013 Form 10-K    49

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Earnings Discussion: 2012 compared to 2011

Segment earnings and adjusted income from operations decreased, primarily attributable to a higher disability loss ratio and higher expense ratio, partially offset by a lower life loss ratio and higher net investment income. Results in 2012 include the $43 million after-tax favorable impact of reserve reviews. Results in 2011 include the $39 million after-tax favorable impact of reserve reviews offset by a $7 million after-tax litigation accrual.

Revenues

Premiums and fees. The increases in both 2013 and in 2012 reflect strong disability and life new sales, in-force growth and continued strong persistency.

Net investment income. The increases in both 2013 and in 2012 are primarily due to higher assets and higher partnership investment income.

Benefits and Expenses

The increase in 2013, compared with 2012, resulted from the $77 million before-tax impact of the disability claims regulatory matter, premium growth in the disability and life business and a higher loss ratio in the life business, partially offset by a lower disability loss ratio and lower operating expense ratio. The higher life loss ratio reflected higher new claim sizes. The lower disability loss ratio is driven by reserve reviews and discount rate changes. The lower expense ratio was driven by lower overhead. Benefits and expenses in 2013 included the before-tax favorable impact of reserve reviews of $84 million compared with $60 million in 2012. Benefits and expenses in 2013 also included the before-tax favorable effect of $40 million related to an increase in the discount rate for 2013 incurred claims as a result of the reallocation of higher yielding assets to the disability and life portfolio.

The 2012 increase, compared with 2011, resulted from premium growth in the disability and life business, a higher loss ratio in the disability business and a higher operating expense ratio, partially offset by a lower loss ratio in the life business. The higher disability loss ratio reflected less favorable claim experience primarily as a result of higher new claims. The higher operating expense ratio was driven by higher commissions and strategic information technology and claim office investments. The lower life loss ratio primarily reflected lower new claims. Benefits and expenses included the favorable impact of reserve studies of $60 million in 2012 as compared with the $59 million favorable impact of reserve studies offset by a $10 million litigation accrual in 2011.

Effective Tax Rate

In this segment, the effective tax rate is generally lower than the federal tax rate of 35%, primarily due to tax-exempt interest income on bonds. The decline in the effective tax rate in 2013 compared with 2012 is due to the tax benefit reported in 2013 related to the completion of the 2009-2010 tax audits. The increase in the effective tax rate in 2012 compared with 2011 reflects the absence of the tax benefit reported in 2011 related to the completion of the 2007-2008 tax audits.

Run-off Reinsurance Segment

Segment Description

Our reinsurance operations are an inactive business in run-off mode.

On February 4, 2013, we effectively exited our Run-off GMDB and GMIB business by entering into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to reinsure 100% of our future exposures for these businesses, net of existing retrocession arrangements, up to a specified limit. See Note 7 to the Consolidated Financial Statements and the Introduction section of this MD&A for additional information.

We exclude the results of the GMIB business from adjusted income (loss) from operations because the fair value of GMIB assets and liabilities is recalculated each quarter using updated capital market assumptions. Prior to the reinsurance transaction with Berkshire, the resulting changes in fair value that were reported in shareholders' net income were volatile and unpredictable. Beginning on February 4, 2013, changes in GMIB fair value due to non-performance risk are reflected in realized investment gains or losses. Other net changes in GMIB fair values are expected to be minimal.

50    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(In millions)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$1	$21	$24	$(20)	(95)%	$(3)	(13)%
Net investment income	19	102	103	(83)	(81)	(1)	(1)
Other revenues	(39)	(119)	(4)	80	67	(115)	–

Segment revenues	(19)	4	123	(23)	–	(119)	(97)
Benefits and expenses	731	4	405	727	–	(401)	(99)

Loss before income tax benefits	(750)	–	(282)	(750)	–	282	100
Income tax benefits	(262)	–	(99)	(262)	–	99	100

Segment loss	(488)	–	(183)	(488)	–	183	100
Less: results of GMIB business	25	29	(135)	(4)	(14)	164	121
Less: special items (after-tax) included in segment earnings:
Charge related to reinsurance transaction	(507)	–	–	(507)		–

Adjusted loss from operations	$(6)	$(29)	$(48)	$23	79%	$19	40%

Realized investment gains, net of taxes	$12	$1	$4	$11	—%	$(3)	(75)%

Effective tax rate	34.9%	– %	35.1%	34.9%		(35.1)%

Segment results for 2013 were significantly lower than 2012, primarily due to the after-tax charge of $507 million related to the reinsurance transaction with Berkshire. See Note 7 to the Consolidated Financial Statements for further information around the loss on reinsurance.

Segment results improved in 2012 compared to 2011 due to significantly more favorable results for the GMIB business and lower reserve strengthening for GMDB.

See the Benefits and Expenses section for further discussion of the results of the GMIB and GMDB business, including the impact of the February 4, 2013 reinsurance transaction.

Net Investment Income

Net investment income decreased substantially in 2013 compared with 2012, primarily attributable to selling or reallocating investment assets as a result of the reinsurance transaction with Berkshire.

Other Revenues

Other revenues consisted of gains and (losses) from futures and swap contracts used in the GMDB and GMIB equity and interest rate hedge programs that were discontinued beginning February 4, 2013. The components were as follows:

(In millions)	2013	2012	2011

GMDB – Equity Hedge Program	$(28)	$(110)	$(45)
GMDB – Growth Interest Rate Hedge Program	(4)	5	31
GMIB – Equity Hedge Program	(6)	(16)	4
GMIB – Growth Interest Rate Hedge Program	(1)	2	6

Total Other Revenues	$(39)	$(119)	$(4)

These hedging programs generally produced losses when equity markets and interest rates were rising and gains when equity markets and interest rates were falling. Amounts reflecting related changes in liabilities for GMDB contracts were included in benefits and expenses consistent with GAAP for a premium deficient book of business, resulting in no effect on shareholders' net income (see below "Other Benefits and Expenses"). Changes in liabilities for GMIB contracts, including the portion covered by the hedges, were recorded in GMIB fair value (gain) loss.

Benefits and Expenses

Benefits and expenses were comprised of the following:

(In millions)	2013	2012	2011

GMIB fair value (gain) loss	$–	$(41)	$234
Other benefits and expenses	731	45	171

Benefits and expenses	$731	$4	$405

GMIB fair value (gain) loss. GMIB fair value results in 2013 reflected gains through February 4, 2013 from increases in underlying account values and interest rates fully offset by the charge related to the February 4, 2013 reinsurance transaction.

CIGNA CORPORATION - 2013 Form 10-K    51

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GMIB fair value gains of $41 million for 2012 were primarily due to the effect of increases in underlying account values, updates in the claim exposure calculation, and a reduction in annuitization rates, partially offset by a reduction in lapse rates and general declines in interest rates.

GMIB fair value losses of $234 million for 2011 were primarily due to a decline in both the interest rate used for projecting claim exposure (7-year Treasury rates) and the rate used for projecting market returns and discounting (LIBOR swap curve).

Other Benefits and Expenses are comprised of the following:

(In millions)	2013	2012	2011

Results of GMDB equity and growth interest rate hedging programs	$(32)	$(105)	$(14)
GMDB reserve strengthening	727	43	70
Other GMDB, primarily accretion of discount	4	79	82

GMDB benefit expense	699	17	138
Other, including operating expenses	32	28	33

Other benefits and expenses	$731	$45	$171

Results of GMDB hedging programs. Results in 2013 and 2012 reflected favorable equity market performance. The result in 2011 was due to turbulent conditions in an overall declining equity market. Results for 2013 are limited to market activity prior to the hedge program's discontinuance resulting from the reinsurance transaction with Berkshire.

As explained in Other revenues above, these changes did not affect shareholders' net income because they were offset by gains or losses on futures contracts used to hedge equity market and interest rate performance.

Reserve strengthening. The following highlights the impacts of GMDB reserve strengthening:

The 2013 reserve strengthening was driven by the reinsurance transaction of February 4, 2013.

The 2012 reserve strengthening was driven primarily by reductions to the lapse rate assumptions, an update to management's consideration of the anticipated impact of continued low short-term interest rates, and to a lesser extent, an increase to the volatility and correlation assumptions, partially offset by favorable equity market conditions.

The 2011 reserve strengthening was driven primarily by volatility-related impacts due to turbulent equity market conditions, an update to management's consideration of the anticipated impact of the continued low level of short-term interest rates, and the adverse impacts of overall market declines, including an increase in the provision for future partial surrenders and declines in the value of contractholders' non-equity investments such as bond funds, neither of which are included in the hedge program.

Other, including operating expenses increased in 2013 primarily due to expenses associated with the reinsurance transaction of February 4, 2013. The decrease in 2012 compared with 2011 was due to the favorable impact of reserve studies and lower operating expenses.

Other Operations Segment

Segment Description

Cigna's Other Operations segment includes the results of the following businesses:

•

corporate-owned life insurance ("COLI");

•

deferred gains recognized from the sale of the retirement benefits and individual life insurance and annuity businesses; and

•

run-off settlement annuity business.

COLI contributes the majority of earnings in Other Operations. The COLI regulatory environment continues to evolve, with various federal budget related proposals recommending changes in policyholder tax treatment. Although regulatory and legislative activity could adversely impact our business and policyholders, management does not expect the impact to materially affect our results of operations, financial condition or liquidity.

52    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(In millions)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Premiums and fees	$104	$100	$114	$4	4%	$(14)	(12)%
Net investment income	389	388	400	1	–	(12)	(3)
Other revenues	48	55	55	(7)	(13)	–	–

Segment revenues	541	543	569	(2)	–	(26)	(5)
Benefits and expenses	422	418	451	4	1	(33)	(7)

Income before taxes	119	125	118	(6)	(5)	7	6
Income taxes	25	43	29	(18)	(42)	14	48

SEGMENT EARNINGS	94	82	89	12	15	(7)	(8)
Less: special items (after-tax) included in segment earnings:
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)	–	–	4	–		(4)

ADJUSTED INCOME FROM OPERATIONS	$94	$82	$85	$12	15%	$(3)	(4)%

Realized investment gains, net of taxes	$11	$2	$6	$9	450%	$(4)	(67)%

Effective tax rate	21.0%	34.4%	24.6%	(13.4)%		9.8%

The increase in segment earnings and adjusted income from operations in 2013, compared with 2012, primarily resulted from a lower effective tax rate due to the $14 million favorable impact of completing the 2009-2010 IRS examinations during the third quarter of 2013. See Note 19 to the Consolidated Financial Statements for additional information on the IRS examinations.

Segment earnings decreased in 2012 compared with 2011, primarily reflecting lower COLI interest margins and mortality gains and the continued decline in deferred gain amortization associated with the sold businesses. The effective tax rate in 2011 reflected the favorable effect of completing the 2007-2008 IRS examinations in 2011.

Premiums and fees reflect revenue primarily on universal and whole life insurance policies in the COLI business. Premiums and fees increased in 2013, compared with 2012, primarily due to strong persistency, lower policyholder mortality credits and higher transaction fees. Premiums and fees decreased in 2012, compared with 2011 due to lower policyholder death benefit exposures.

Net investment income was essentially flat in 2013 compared with 2012. In 2012, net investment income decreased compared with 2011, primarily reflecting lower average yields.

Other revenues decreased in 2013, compared with 2012 primarily due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses. Other revenues were flat in 2012 compared with 2011.

Benefits and expenses increased in 2013 compared with 2012, primarily due to scheduled lump sum annuity payments and the expense to settle a tax sharing agreement with the buyer of the retirement benefit business as a result of completing of the 2009 and 2010 IRS examinations. Also contributing to the increase was higher amortization of deferred acquisition costs and higher claims experience in COLI. Benefits and expenses decreased in 2012 compared with 2011 primarily due to favorable COLI claims experience and lower policyholder death benefit coverage and the absence of a charge recorded in the first quarter of 2011 to reimburse the buyer of the retirement benefits business with a portion of the tax benefits resulting from the completion of the 2007 and 2008 IRS examination as required under a tax sharing agreement.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters,

CIGNA CORPORATION - 2013 Form 10-K    53

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

intersegment eliminations, compensation cost for stock options, expense associated with our frozen pension plans and certain overhead and project costs.

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)
(In millions)	2013	2012	2011	2013 vs. 2012		2012 vs. 2011

Segment loss	$(222)	$(329)	$(184)	$107	33%	$(145)	(79)%
Less: special items (after-tax) included in segment loss:
Cost associated with HealthSpring acquisition (See Note 3 to the Consolidated Financial Statements)		(33)	(28)	33		(5)
Charges related to litigation matters (See Note 23 to the Consolidated Financial Statements)		(68)		68		(68)
Completion of IRS examination (See Note 19 to the Consolidated Financial Statements)			14	–		(14)

ADJUSTED LOSS FROM OPERATIONS	$(222)	$(228)	$(170)	$6	3%	$(58)	(34)%

The decrease in Corporate's segment loss in 2013, compared with 2012, is primarily attributable to the absence of special item costs associated with both litigation matters and the HealthSpring acquisition in 2012.

In 2012, segment loss for Corporate was significantly higher than in 2011, primarily reflecting higher interest expense due to the $2.1 billion of long-term debt issued in the fourth quarter of 2011 to fund the HealthSpring acquisition, and costs associated with litigation matters.

Investment Assets

The following table presents our invested asset portfolio as of December 31, 2013 and 2012. Overall invested assets have declined during the year, reflecting the funding of the Berkshire reinsurance transaction and the impact of increased market yields on asset valuations. These investments do not include separate account assets.

(In millions)	2013	2012

Fixed maturities	$16,486	$17,705
Equity securities	141	111
Commercial mortgage loans	2,252	2,851
Policy loans	1,485	1,501
Real estate	97	83
Other long-term investments	1,273	1,255
Short-term investments	631	154

TOTAL	$22,365	$23,660

Additional information regarding our investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, 14 and 17 to the Consolidated Financial Statements.

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and hybrid and trading securities. These investments are generally classified as available for sale and are carried at fair value on our balance sheet. Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 of the Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2013 and 2012.

(In millions)	2013	2012

Federal government and agency	$880	$902
State and local government	2,144	2,437
Foreign government	1,444	1,322
Corporate	10,981	11,896
Federal agency mortgage-backed	76	122
Other mortgage-backed	77	89
Other asset-backed	884	937

TOTAL	$16,486	$17,705

54    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The fixed maturity portfolio decreased approximately $1.2 billion during 2013 driven by lower valuations due to an increase in market yields and sales activity supporting the funding of the Berkshire reinsurance agreement. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $99 million in aggregate as of December 31, 2013. See Note 11 to the Consolidated Financial Statements for further information.

As of December 31, 2013, $14.6 billion, or 88%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed during the year.

Corporate fixed maturities include private placement investments of $4.5 billion that are generally less marketable than publicly-traded bonds. However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted. At December 31, 2013, corporate fixed maturities include $383 million of investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain). These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.

We invest in high quality foreign government obligations, with an average quality rating of Aa as of December 31, 2013. These investments are primarily concentrated in Asia consistent with the geographic distribution of the international business operations. Foreign government obligations also include $178 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

Our investment in state and local government securities is diversified by issuer and geography with no single exposure greater than $32 million. We assess each issuer's credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees. As of December 31, 2013, 97% of our investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year. As of December 31, 2013, approximately 63% or $1,340 million of our total investments in state and local government securities were guaranteed by monoline bond insurers, providing additional credit quality support. The quality ratings of these investments with and without this guaranteed support as of December 31, 2013 were as follows:

		As of December 31, 2013
		Fair Value
(In millions)	Quality Rating	With Guarantee	Without Guarantee

State and local governments	Aaa	$142	$142
	Aa1-Aa3	863	844
	A1-A3	321	310
	Baa1-Baa3	14	19
	Ba1-Ba3	–	25
	Not available	–	–

Total state and local governments		$1,340	$1,340

As of December 31, 2013, our investments in other asset and mortgage-backed securities totaling $1,037 million included $463 million of private placement securities with an average quality rating of Baa3 that are guaranteed by monoline bond insurers. Quality ratings without considering the guarantees for these other asset-backed securities were not available.

As of December 31, 2013, we had no direct investments in monoline bond insurers. Guarantees provided by various monoline bond insurers for certain of our investments in state and local governments and other asset-backed securities as of December 31, 2013 were:

As of December 31, 2013
Guarantor (In millions)
Indirect Exposure

National Public Finance Guarantee	$1,098
Assured Guaranty Municipal Corp	517
AMBAC	154
Financial Guaranty Insurance Co.	34

Total	$1,803

CIGNA CORPORATION - 2013 Form 10-K    55

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties and are generally made at less than 75% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not securitize or service mortgage loans.

We completed an annual in depth review of our commercial mortgage loan portfolio during the second quarter of 2013. This review included an analysis of each property's year-end 2012 financial statements, rent rolls, operating plans and budgets for 2013, a physical inspection of the property and other pertinent factors. Based on this review and subsequent fundings and repayments, the portfolio's average loan-to-value improved to 64% at December 31, 2013, decreasing from 65% as of December 31, 2012. The portfolio's average debt service coverage ratio was estimated to be 1.62 at December 31, 2013, an improvement from 1.56 as of December 31, 2012.

Commercial real estate capital markets remain most active for well leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in our mortgage portfolio possess these characteristics. While commercial real estate fundamentals continued to improve, the improvement has varied across geographies and property types.

The following table reflects the commercial mortgage loan portfolio as of December 31, 2013, summarized by loan-to-value ratios.

Loan-to-Value Distribution
	Amortized Cost
				% of Mortgage Loans
Loan-to-Value Ratios	Senior	Subordinated	Total

Below 50%	$260	$60	$320	14%
50% to 59%	730	–	730	32%
60% to 69%	483	24	507	23%
70% to 79%	192	–	192	8%
80% to 89%	280	32	312	14%
90% to 99%	170	5	175	8%
100% or above	16	–	16	1%

TOTALS	$2,131	$121	$2,252	100%

As summarized above, $121 million or 5% of the commercial mortgage loan portfolio is comprised of subordinated notes that were fully underwritten and originated by us using our standard underwriting procedures and are secured by first mortgage loans. Senior interests in these first mortgage loans were then sold to other institutional investors. This strategy allowed us to effectively utilize our origination capabilities to underwrite high quality loans, limit individual loan exposures, and achieve attractive risk adjusted yields. In the event of a default, we would pursue remedies up to and including foreclosure jointly with the holders of the senior interest, but would receive repayment only after satisfaction of the senior interest.

The commercial mortgage loan portfolio contains approximately 120 loans, including five impaired loans with a carrying value totaling $112 million that are classified as problem or potential problem loans. Two of these loans totaling $31 million are current based on restructured terms and three loans totaling $81 million, net of $8 million in reserves, are current. All of the remaining loans continue to perform under their contractual terms. We have $177 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under the contract terms.

Other Long-term Investments

Our other long-term investments include $1,169 million in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 95 separate partnerships, and approximately 60 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 7% of our securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of December 31, 2013, the fair value of our ownership interest in certain funds that are carried at cost was less than carrying value by $30 million. We expect to recover our carrying value over the average remaining life of these investments of approximately 4 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on our results of operations, financial condition or liquidity.

56    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Problem and Potential Problem Investments

"Problem" bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us for modification of interest rate, principal payment or maturity date. "Potential problem" bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:

•

request from the borrower for restructuring;

•

principal or interest payments past due by more than 30 but fewer than 60 days;

•

downgrade in credit rating;

•

collateral losses on asset-backed securities; and

•

for commercial mortgages, deterioration of debt service coverage below 1.0 or value declines resulting in estimated loan-to-value ratios increasing to 100% or more.

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2013 or 2012.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2013			December 31, 2012

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$2	$(2)	$–	$35	$(17)	$18
Problem commercial mortgage loans (1)	41	(3)	38	104	(16)	88
Foreclosed real estate	29	–	29	29	–	29

TOTAL PROBLEM INVESTMENTS	$72	$(5)	$67	$168	$(33)	$135

Potential problem bonds	$30	$(9)	$21	$30	$(9)	$21
Potential problem commercial mortgage loans	135	(8)	127	162	(7)	155

TOTAL POTENTIAL PROBLEM INVESTMENTS	$165	$(17)	$148	$192	$(16)	$176

(1)

At December 31, 2013, included $7 million and at December 31, 2012, included $29 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at December 31, 2013, decreased by $96 million from December 31, 2012, primarily reflecting payoff activity.

Included in after-tax realized investment gains (losses) were increases in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturities and partnership investments as follows:

(In millions)	2013	2012

Credit-related (1)	$(5)	$(13)
Other	(14)	(1)

TOTAL	$(19)	$(14)

(1)

There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

 Investment Outlook

Financial markets in the United States continued to stabilize during 2013; however, fixed income asset values declined during the year due to rising interest rates. In early 2014, there has been volatility in emerging markets around the globe. Because our domestic and foreign operations have limited exposure to investment securities in these markets, we do not expect this volatility to have a significant effect on results of operations, liquidity or financial condition. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

CIGNA CORPORATION - 2013 Form 10-K    57

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Risk

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are:

•

Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return and our employee pension liabilities.

•

Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, British pound, Taiwan dollar, Chinese yuan renminbi and Turkish lira. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

Our Management of Market Risks

We predominantly rely on three techniques to manage our exposure to market risk:

•

Investment/liability matching.    We generally select investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of our related insurance and contractholder liabilities so that we can match the investments to our obligations. Shorter-term investments support generally shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.

•

Use of local currencies for foreign operations.    We generally conduct our international business through foreign operating entities that maintain assets and liabilities in local currencies. While this technique does not reduce foreign currency exposure on our net assets, it substantially limits exchange rate risk to those net assets.

•

Use of derivatives.    We generally use derivative financial instruments to minimize certain market risks.

See Notes 2(C) and 12 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

Effect of Market Fluctuations

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•

a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term debt; and

•

a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency.

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of our financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31 (the effects of the GMIB business are presented as though our 2013 reinsurance agreement was effective as of December 31, 2012):

	Loss in fair value
Market scenario for certain non-insurance financial instruments (in millions)	2013	2012

100 basis point increase in interest rates	$585	$685
10% strengthening in U.S. dollar to foreign currencies	$285	$275

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2013 was less than that at December 31, 2012 reflecting asset sales (primarily to fund the reinsurance transaction with Berkshire) and an increase in market yields, resulting in a decrease in fair values for certain of our financial instruments, primarily fixed maturities, commercial mortgage loans, and long-term debt.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. Due to the increase in the amount of these investments in 2013 that are primarily denominated in the South Korean won, the effect of a hypothetical 10% strengthening in U.S. dollar to foreign currencies at December 31, 2013 was greater than that effect at December 31, 2012.

58    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION - 2013 Form 10-K    59

Back to Contents

ITEM 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income and changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 27, 2014

60    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Income

For the years ended December 31, (In millions, except per share amounts)	2013	2012	2011

Revenues
Premiums and fees	$28,976	$26,187	$18,966
Net investment income	1,164	1,144	1,146
Mail order pharmacy revenues	1,827	1,623	1,447
Other revenues	200	121	244
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities, net	(11)	(11)	(26)
Other realized investment gains	224	55	88

Total realized investment gains	213	44	62

TOTAL REVENUES	32,380	29,119	21,865

Benefits and Expenses
Global Health Care medical claims expense	15,867	14,228	9,125
Other benefit expenses	4,998	3,672	3,365
Mail order pharmacy cost of goods sold	1,509	1,328	1,203
GMIB fair value (gain) loss	–	(41)	234
Other operating expenses	7,830	7,455	6,062

TOTAL BENEFITS AND EXPENSES	30,204	26,642	19,989

Income before Income Taxes	2,176	2,477	1,876

Income taxes:
Current	501	719	398
Deferred	197	134	217

TOTAL TAXES	698	853	615

Net Income	1,478	1,624	1,261
Less: Net Income Attributable to Noncontrolling Interests	2	1	1

SHAREHOLDERS' NET INCOME	$1,476	$1,623	$1,260

Shareholders' Net Income Per Share:

Basic	$5.28	$5.70	$4.65

Diluted	$5.18	$5.61	$4.59

Dividends Declared Per Share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2013 Form 10-K    61

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Cigna Corporation
Consolidated Statements of Comprehensive Income

For the years ended December 31, (In millions, except per share amounts)	2013	2012	2011

Shareholders' net income	$1,476	$1,623	$1,260

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	(410)	144	210
Equity securities	–	3	(2)

Net unrealized appreciation (depreciation) on securities	(410)	147	208
Net unrealized appreciation (depreciation), derivatives	9	(5)	1
Net translation of foreign currencies	13	66	(22)
Postretirement benefits liability adjustment	539	(92)	(360)

Shareholders' other comprehensive income (loss)	151	116	(173)

Shareholders' comprehensive income	1,627	1,739	1,087

Comprehensive income attributable to noncontrolling interest:
Net income attributable to redeemable noncontrolling interest	2	1	–
Net income attributable to other noncontrolling interest	–	–	1
Other comprehensive income (loss) attributable to redeemable noncontrolling interest	(19)	2	–

TOTAL COMPREHENSIVE INCOME	$1,610	$1,742	$1,088

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

62    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Cigna Corporation
Consolidated Balance Sheets

As of December 31, (In millions, except per share amounts)	2013		2012

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $15,273; $15,481)		$16,486		$17,705
Equity securities, at fair value (cost, $146; $121)		141		111
Commercial mortgage loans		2,252		2,851
Policy loans		1,485		1,501
Real estate		97		83
Other long-term investments		1,273		1,255
Short-term investments		631		154

Total investments		22,365		23,660
Cash and cash equivalents		2,795		2,978
Accrued investment income		247		258
Premiums, accounts and notes receivable, net		1,991		1,777
Reinsurance recoverables		7,299		6,256
Deferred policy acquisition costs		1,395		1,198
Property and equipment		1,464		1,120
Deferred income taxes, net		92		374
Goodwill		6,029		6,001
Other assets, including other intangibles		2,407		2,355
Separate account assets		8,252		7,757

TOTAL ASSETS		$54,336		$53,734

LIABILITIES
Contractholder deposit funds		$8,470		$8,508
Future policy benefits		9,306		9,265
Unpaid claims and claim expenses		4,298		4,062
Global Health Care medical claims payable		2,050		1,856
Unearned premiums and fees		580		549

Total insurance and contractholder liabilities		24,704		24,240
Accounts payable, accrued expenses and other liabilities		5,456		6,667
Short-term debt		233		201
Long-term debt		5,014		4,986
Separate account liabilities		8,252		7,757

TOTAL LIABILITIES		43,659		43,851

Contingencies – Note 23
Redeemable noncontrolling interest		96		114
SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,356		3,295
Net unrealized appreciation, fixed maturities	$473		$883
Net unrealized appreciation, equity securities	4		4
Net unrealized depreciation, derivatives	(19)		(28)
Net translation of foreign currencies	82		69
Postretirement benefits liability adjustment	(1,060)		(1,599)

Accumulated other comprehensive loss		(520)		(671)
Retained earnings		13,676		12,330
Less: treasury stock, at cost		(6,037)		(5,277)

TOTAL SHAREHOLDERS' EQUITY		10,567		9,769

Noncontrolling interest		14		–

Total equity		10,581		9,769

Total liabilities and equity		$54,336		$53,734

SHAREHOLDERS' EQUITY PER SHARE		$38.35		$34.18

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2013 Form 10-K    63

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation
Statement of Changes in Total Equity

For the year ended December 31, (In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2011	$88	$2,534	$(614)	$9,590	$(5,242)	$6,356	$18	$6,374	$–

2011 Activity:
Issuance of common stock	4	625				629		629
Effect of issuing stock for employee benefit plans		27		(52)	181	156		156
Effects of acquisition of noncontrolling interest		2				2	(19)	(17)
Other comprehensive (loss)			(173)			(173)		(173)
Net income				1,260		1,260	1	1,261
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(225)	(225)		(225)

BALANCE AT DECEMBER 31, 2011	92	3,188	(787)	10,787	(5,286)	7,994	–	7,994	–

2012 Activity:
Effect of issuing stock for employee benefit plans		107		(69)	217	255		255
Effects of acquisition of joint venture									111
Other comprehensive income			116			116		116	2
Net income				1,623		1,623		1,623	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(208)	(208)		(208)

BALANCE AT DECEMBER 31, 2012	92	3,295	(671)	12,330	(5,277)	9,769	–	9,769	114

2013 Activity:
Effect of issuing stock for employee benefit plans		61		(119)	243	185		185
Effects of acquisition of joint venture							14	14	6
Other comprehensive income (loss)			151			151		151	(19)
Net income				1,476		1,476		1,476	2
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,003)	(1,003)		(1,003)
Distribution to noncontrolling interest									(7)

BALANCE AT DECEMBER 31, 2013	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

64    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation
Consolidated Statements of Cash Flows

For the years ended December 31, (In millions)	2013	2012	2011

Cash Flows from Operating Activities
Net income	$1,478	$1,624	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	597	560	345
Realized investment gains	(213)	(44)	(62)
Deferred income taxes	197	134	217
Gains on sales of businesses	(15)	(18)	(25)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(110)	(71)	(50)
Reinsurance recoverables	369	62	19
Deferred policy acquisition costs	(227)	(159)	(129)
Other assets	405	31	(307)
Insurance liabilities	1,040	245	154
Accounts payable, accrued expenses and other liabilities	(483)	(132)	344
Current income taxes	(56)	29	(246)
Cash used to exit the Run-off Reinsurance Business	(2,196)	–	–
Proceeds from sales of mortgage loans held for sale	–	61	–
Other, net	(67)	28	(30)

NET CASH PROVIDED BY OPERATING ACTIVITIES	719	2,350	1,491

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	1,767	583	830
Equity securities	8	8	16
Other (primarily short-term and other long-term investments)	1,661	831	1,915
Investment maturities and repayments:
Fixed maturities	1,593	1,507	1,265
Equity securities	28	–	30
Commercial mortgage loans	653	722	638
Investments purchased or originated:
Fixed maturities	(3,006)	(2,326)	(2,877)
Equity securities	(56)	(8)	(20)
Commercial mortgage loans	(58)	(364)	(487)
Other (primarily short-term and other long-term investments)	(1,930)	(821)	(2,056)
Property and equipment purchases	(527)	(408)	(422)
Acquisitions, net of cash acquired	(76)	(3,581)	(102)
Other	(42)	–	–

NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	15	(3,857)	(1,270)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,399	1,337	1,323
Withdrawals and benefit payments from contractholder deposit funds	(1,358)	(1,264)	(1,178)
Change in cash overdraft position	16	25	(1)
Net change in short-term debt	(101)	98	–
Net proceeds on issuance of long-term debt	–	–	2,676
Repayment of long-term debt	(15)	(326)	(451)
Repurchase of common stock	(1,003)	(208)	(225)
Issuance of common stock	150	121	734
Common dividends paid	(11)	(11)	(11)
Distribution to redeemable noncontrolling interest	(7)	–	–

NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(930)	(228)	2,867

Effect of foreign currency rate changes on cash and cash equivalents	13	23	(3)

Net increase (decrease) in cash and cash equivalents	(183)	(1,712)	3,085
Cash and cash equivalents, beginning of year	2,978	4,690	1,605

Cash and cash equivalents, end of year	$2,795	$2,978	$4,690

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$519	$655	$633
Interest paid	$265	$248	$185

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2013 Form 10-K    65

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

NOTE 1  Description of Business

Cigna Corporation and its subsidiaries (either individually or collectively referred to as "Cigna", "the Company", "we", or "our") is a global health services organization with a mission to help its customers improve their health, well-being and sense of security. Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets. In addition to its ongoing operations described above, Cigna also has certain run-off operations, including a Run-off Reinsurance segment.

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

In preparing these Consolidated Financial Statements, the Company has evaluated events that occurred between the balance sheet date and February 27, 2014.

Variable interest entities. As of December 31, 2013 and 2012 the Company determined it was not a primary beneficiary in any material variable interest entities.

B.       Changes in Accounting
Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI") (Accounting Standards Update ("ASU") 2013-02).    Effective January 1, 2013, the Company adopted updated guidance from the Financial Accounting Standards Board ("FASB") on reporting items of AOCI reclassified to net income. The updated guidance requires disclosures of the effect of items reclassified out of AOCI into net income on each individual line item in the statement of income. See Note 17 for the Company's updated disclosures.

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The FASB's requirements to disclose information on both a gross and net basis for certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with specific criteria or subject to a master netting or similar arrangement became effective January 1, 2013. There were no effects to the Company's financial statements because no transactions or arrangements were subject to these new disclosure requirements.

Investment Company Accounting (ASU 2013-08). The FASB issued accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures. This guidance also confirms that parent company accounting for an investment company should reflect fair value accounting and is effective beginning on January 1, 2014. Adoption of this standard is not expected to have a material impact on the Company's financial statements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06). In 2011, the FASB issued accounting guidance for the health insurance industry assessment (the "fee") mandated by the Patient Protection and Affordable Care Act of 2010 ("Health Care Reform"). The fee will be levied on health insurers beginning in 2014 based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. In addition, because these fees will generally not be tax deductible, the Company's effective tax rate is expected to increase beginning in 2014. Under the guidance, the liability for the fee will be estimated and recorded in full each year beginning in 2014 when health insurance is first provided. A corresponding deferred cost will be recorded and amortized over the calendar year. The fee is expected to be approximately $230 million in 2014: $130 million related to the commercial business and $100 million related to the Medicare business. The Company anticipates recovering most of the industry fee related to our commercial business through rate increases. For the Company's Medicare business, although we expect to partially mitigate the effect of the fee through 2014 benefit changes and prices,

66    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

the Company anticipates that its impact on earnings will be more significant than it will be for our commercial business.

Deferred acquisition costs. Effective January 1, 2012, the Company adopted the FASB's amended guidance (ASU 2010-26) on accounting for costs to acquire or renew insurance contracts. This guidance requires certain sales compensation and telemarketing costs related to unsuccessful efforts and any indirect costs to be expensed as incurred. The Company's deferred acquisition costs arise from sales and renewal activities primarily in its Global Supplemental Benefits segment. This amended guidance was implemented in 2012 through retrospective adjustment of comparative prior periods.

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

Amendments to Fair Value Measurement and Disclosure. Effective January 1, 2012, the Company adopted the FASB's amended guidance on fair value measurement and disclosure (ASU 2011-04) on a prospective basis. A key objective was to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. The amended guidance changes certain fair value measurement principles and expands required disclosures to include quantitative and qualitative information about unobservable inputs in Level 3 measurements and leveling for financial instruments not carried at fair value in the financial statements. Upon adoption, there were no effects on the Company's fair value measurements. See Note 10 for expanded fair value disclosures.

C.       Investments

Fixed maturities and equity securities. Most fixed maturities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) and some equity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. The Company records impairment losses in net income for fixed maturities with fair value below amortized cost that meet either of the following conditions:

•

If the Company intends to sell or determines that it is more likely than not to be required to sell these fixed maturities before their fair values recover, an impairment loss is recognized for the excess of the amortized cost over fair value.

•

If the net present value of projected future cash flows of a fixed maturity (based on qualitative and quantitative factors, including the probability of default, and the estimated timing and amount of recovery) is below the amortized cost basis, that difference is recognized as an impairment loss. For mortgage and asset-backed securities, estimated future cash flows are also based on assumptions about the collateral attributes including prepayment speeds, default rates and changes in value.

Commercial mortgage loans. These loans are made exclusively to commercial borrowers at a fixed rate of interest. Commercial mortgage loans are carried at unpaid principal balances or, if impaired, the lower of unpaid principal or fair value of the underlying real estate. If the fair value of the underlying real estate is less than unpaid principal of an impaired loan, a valuation reserve is recorded and adjusted each period for changes in fair value. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. The Company monitors credit risk and assesses the impairment of loans individually and on a consistent basis for all loans in the portfolio. The Company estimates the fair value of the underlying real estate using internal valuations generally based on discounted cash flow analyses. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company expects to recover the unpaid principal because it is less than the fair value of the underlying real estate.

Policy loans. Policy loans are carried at unpaid principal balances plus accumulated interest, the total of which approximates fair value. The loans are collateralized by life insurance policy cash values and therefore have no exposure to credit loss. Interest rates are reset annually based on an index.

Real estate. The Company carries investment real estate at depreciated cost less any write downs to fair value due to impairment and assesses impairment when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2013 and 2012 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Other long-term investments. Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reported income or loss in cases where the Company has significant influence, otherwise the investment is carried at cost. Income from certain entities is reported on a one quarter lag depending on when their financial information is received. Also included in other long-term investments are loans to unconsolidated real estate entities secured by the equity interests of these entities and carried at unpaid principal balances (mezzanine loans). Other long-term investments are considered impaired, and written down to their fair value, when cash flows indicate that the carrying value may not be recoverable. Fair value is generally determined based on a discounted cash flow analysis.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company's accounting policies for these derivative financial instruments.

CIGNA CORPORATION - 2013 Form 10-K    67

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Short-term investments. Investments with maturities of greater than 90 days but less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, which approximates cost.

Derivative financial instruments. The Company applies hedge accounting when derivatives are designated, qualify and are highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders' net income.

The Company accounts for derivative instruments as follows:

•

Derivatives are reported on the balance sheet at fair value with changes in fair values reported in shareholders' net income or accumulated other comprehensive income.

•

Changes in the fair value of derivatives that hedge market risk related to future cash flows and that qualify for hedge accounting are reported in accumulated other comprehensive income ("cash flow hedges").

•

Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item (referred to as "hedge ineffectiveness"). The Company generally reports hedge ineffectiveness in realized investment gains and losses.

•

On early termination, the changes in fair value of derivatives that qualified for hedge accounting are reported in shareholders' net income (generally as part of realized investment gains and losses).

Net investment income. When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company recognizes interest income on a cash basis when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured.

Investment gains and losses. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair values of certain derivatives and changes in valuation reserves on fixed maturities and commercial mortgage loans.

Unrealized gains and losses on fixed maturities and equity securities carried at fair value and certain derivatives are included in accumulated other comprehensive income (loss), net of deferred income taxes and amounts required to adjust future policy benefits for the run-off settlement annuity business.

D.       Cash and Cash Equivalents

Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase. These instruments are classified as held to maturity and carried at amortized cost. The Company reclassifies cash overdraft positions to accounts payable, accrued expenses and other liabilities when the legal right of offset does not exist.

E.       Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable are reported net of an allowance for doubtful accounts of $43 million as of December 31, 2013 and $51 million as of December 31, 2012. Reinsurance recoverables are estimates of amounts that the Company will receive from reinsurers and are recorded net of an allowance for unrecoverable reinsurance of $4 million as of December 31, 2013 and 2012. The Company estimates these allowances for doubtful accounts and unrecoverable reinsurance using management's best estimates of collectability, taking into consideration the age of the outstanding amounts, historical collection patterns and other economic factors.

F.       Deferred Policy Acquisition Costs

Acquisition costs eligible for deferral include incremental, direct costs of acquisition of new or renewal insurance contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs and premium taxes. The Company records acquisition costs differently depending on the product line. Acquisition costs for:

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

Deferred policy acquisition costs also include the value of business acquired with the supplemental benefits business in 2012. See Note 3 for additional information.

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $255 million in 2013, $218 million in 2012 and $259 million in 2011 in other operating expenses.

68    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

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

The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased software, one to five years; internally developed software, three to seven years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. If the Company determines the carrying value of any of these assets is not recoverable, an impairment charge is recorded. See Note 8 for additional information.

H.       Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values and reported in the Global Health Care segment ($5.7 billion) and the Global Supplemental Benefits segment ($340 million). The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level and writes it down through results of operations if impaired. Fair value of a reporting unit is generally estimated based on a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates is used that corresponds with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. In 2013, the resulting discounted cash flow analyses indicated that estimated fair values for the reporting units significantly exceeded their carrying values, including goodwill and other intangibles. Our Cigna-HealthSpring business contracts with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities. Future changes in the funding for these programs by the federal government could substantially reduce our revenues and profitability and have a significant impact on the fair value of this reporting unit. See Note 8 for additional information.

I.       Other Assets, including Other Intangibles

Other assets primarily consist of guaranteed minimum income benefits ("GMIB") assets and various insurance-related assets. The Company's other intangible assets include purchased customer and producer relationships, provider networks, and trademarks. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 1 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Notes 8 and 10 for additional information.

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

K.       Contractholder Deposit Funds

Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. In addition, this caption includes: 1) premium stabilization reserves representing experience refunds under group insurance contracts left with the Company to pay future premiums; 2) deposit administration funds used to fund non-pension retiree insurance programs; 3) retained asset accounts; and 4) annuities or supplementary contracts without significant life contingencies. Interest credited on these funds is accrued ratably over the contract period.

L.       Future Policy Benefits

Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and primarily consist of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit ("GMDB") contracts (see Note 7 for additional information) and certain health, life, and accident insurance products in our Global Supplemental Benefits segment.

CIGNA CORPORATION - 2013 Form 10-K    69

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality and surrenders, allowing for adverse deviation. Mortality, morbidity, and surrender assumptions are based on either the Company's own experience or actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 1% to 9%. Obligations for the run-off settlement annuity business include adjustments for investment returns consistent with requirements of GAAP when a premium deficiency exists.

Liabilities for GMDB contracts represent the excess of the guaranteed death benefit over the contractholder's account values. See also Note 7 for additional information.

M.       Unpaid Claims and Claims Expenses

Liabilities for unpaid claims and claim expenses are estimates of future payments under insurance coverages (primarily long-term disability, life and health) for reported claims and for losses incurred but not yet reported. When estimates of these liabilities change, the Company immediately records the adjustment in benefits and expenses.

The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size, subrogation recoveries and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The Company's liability for disability claims reported but not yet paid is the present value of estimated future benefit payments over the expected disability period. The Company projects the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Using the Company's experience, expected claim resolution rates may vary based upon the anticipated disability period, the covered benefit period, cause of disability, benefit design and the policyholder's age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, such as Social Security Disability Income, workers' compensation, statutory disability or other group disability benefit plans. For offsets not yet finalized, the Company estimates the probability and amount of the offset based on the Company's experience over the past three to five years.

The Company discounts certain unpaid claim liabilities because benefit payments are made over extended periods. Substantially all of these liabilities are associated with the group long-term disability business. Discount rate assumptions for that business are based on projected investment returns for the asset portfolios that support these liabilities and range from 3.95% to 5.45%. Discounted liabilities were $3.5 billion at December 31, 2013 and $3.2 billion at December 31, 2012.

N.       Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment include reported claims, estimates for losses incurred but not yet reported and liabilities for services rendered by providers as well as liabilities under risk-sharing and quality management arrangements with providers. The Company uses actuarial principles and assumptions consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability within a level of confidence. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For the more recent months, the Company relies on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

For each reporting period, the Company compares key assumptions used to establish the medical claims payable to actual experience. When actual experience differs from these assumptions, medical claims payable are adjusted through current period shareholders' net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

O.       Redeemable Noncontrolling Interest

The redeemable noncontrolling interest primarily comprises the preferred and common stock interests not purchased by the Company in its acquisition of Finans Emeklilik in 2012 (see Note 3A for further information). The holder may require the Company to purchase the 49% redeemable noncontrolling interest at a redemption value equal to its net assets in Finans Emeklilik and the value of its in-force business in 15 years. Cigna also has the right to require the holder to sell its 49% interest to Cigna for the same value in 15 years. The redeemable noncontrolling interest was recorded at fair value on the date of purchase. Subsequently, if the estimated redemption value exceeds the recorded value for the redeemable noncontrolling interest,

70    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

an adjustment to increase the redeemable noncontrolling interest will be recorded by charging shareholders' net income.

P.       Accounts Payable, Accrued Expenses and
Other Liabilities

Accounts payable, accrued expenses and other liabilities consist principally of liabilities for pension, other postretirement and postemployment benefits (see Note 9), GMIB contracts (see Note 10), self-insured exposures, management compensation, cash overdraft positions and various insurance-related liabilities, including experience rated refunds, the minimum medical loss ratio rebate accrual under Health Care Reform, and reinsurance contracts. Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. In cases where the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

Q.       Translation of Foreign Currencies

The Company generally conducts its international business through foreign operating entities that maintain assets and liabilities in local currencies that are generally their functional currencies. The Company uses exchange rates as of the balance sheet date to translate assets and liabilities into U.S. dollars. Translation gains or losses on functional currencies, net of applicable taxes, are recorded in accumulated other comprehensive income (loss). The Company uses average monthly exchange rates during the year to translate revenues and expenses into U.S. dollars.

R.       Premiums and Fees, Revenues and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds which is calculated according to contract terms and using the customer's experience (including estimates of incurred but not reported claims). Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of Health Care Reform.

Premiums for individual life, accident and supplemental health insurance and annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.

Premiums and fees received for the Company's Medicare Advantage Plans and Medicare Part D products from customers and the Centers for Medicare and Medicaid Services ("CMS") are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for the Medicare Advantage Plans and Medicare Part D products, based on the demographics and health severity of enrollees. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D includes payments from CMS for risk sharing adjustments. The risk sharing adjustments that are estimated quarterly based on claim experience, compare actual incurred drug benefit costs to estimated costs submitted in original contracts and may result in more or less revenue from CMS. Final revenue adjustments are determined through an annual settlement with CMS that occurs after the contract year.

Revenue for investment-related products is recognized as follows:

•

Net investment income on assets supporting investment-related products is recognized as earned.

•

Contract fees that are based upon related administrative expenses are recognized in premiums and fees as they are earned ratably over the contract period.

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

Contract fees and expenses for administrative services only ("ASO") programs and pharmacy programs and services are recognized as services are provided net of estimated refunds under performance guarantees. In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes deferred revenues for estimated payouts associated with these performance guarantees. Approximately 14% of ASO fees reported for the year ended December 31, 2013 were at risk, with reimbursements estimated to be approximately 1%.

The unrecognized portion of premiums and fees received is recorded as unearned premiums and fees.

Mail order pharmacy revenues and cost of goods sold are recognized as each prescription is shipped.

S.       Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods primarily based on the estimated fair value at the grant date. For stock options, fair value is estimated using an option-pricing model, whereas for restricted stock grants and units

CIGNA CORPORATION - 2013 Form 10-K    71

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

fair value is equal to the market price of the Company's common stock on the date of grant. Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on a market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date).

T.       Participating Business

The Company's participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company's life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company's total life insurance in force at the end of 2013, 2012 and 2011.

U.       Income Taxes

The Company generally recognizes deferred income taxes for differences between the financial reporting and income tax reporting carrying values of assets and liabilities. Deferred income taxes are established based upon enacted tax rates and laws. A valuation allowance is recorded when the assessment of available evidence indicates there is a less than 50% likelihood that a deferred tax asset will be realized. Current income taxes generally represent amounts owed to or due from taxing authorities as related to filed income tax returns.

The Company records income taxes on the unremitted earnings of certain foreign subsidiaries at the foreign jurisdiction tax rate which can be significantly lower than the U.S. statutory tax rate.

Note 19 contains detailed information about the Company's income taxes.

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

In accordance with GAAP, the total purchase price, including the redeemable noncontrolling interest of $111 million, has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair value. Accordingly, approximately $113 million was allocated to identifiable intangible assets, primarily a distribution relationship and the value of business acquired ("VOBA") that represents the present value of the estimated net cash flows from the long duration contracts in force, with the remaining $116 million allocated to goodwill. The identifiable intangible assets will be amortized over an estimated useful life of approximately 10 years. Goodwill has been allocated to the Global Supplemental Benefits segment and is not deductible for federal income tax purposes.

The redeemable noncontrolling interest is classified as temporary equity in the Company's Consolidated Balance Sheet because Finansbank has the right to require the Company to purchase its 49% interest for the value of its net assets and the inforce business in 15 years.

72    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

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

In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair value. Approximately $168 million was allocated to intangible assets, primarily the VOBA asset that will be amortized in proportion to premium recognized over the life of the contracts, primarily over 15 years. Amortization is expected to be higher in early years and decline as policies lapse. Goodwill has been allocated to the Global Supplemental Benefits segment. Substantially all of the goodwill is tax deductible and will be amortized over 15 years for federal income tax purposes.

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

CIGNA CORPORATION - 2013 Form 10-K    73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Merger consideration of $3.8 billion was determined as follows:

(Dollars in millions, except per share amounts)

HealthSpring, Inc. common shares outstanding at January 30, 2012 (In thousands)	67,828
Less: common shares outstanding not settled in cash (In thousands)	(100)

Common shares settled in cash (In thousands)	67,728
Price per share	$55

Cash consideration for outstanding shares	$3,725
Fair value of share-based compensation awards	65
Additional cash and equity consideration	21

Total merger consideration	$3,811

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

The Company valued the share-based compensation awards as of the acquisition date using Cigna's stock price for restricted stock and a Black-Scholes pricing model for stock options. The assumptions used were generally consistent with those disclosed in Note 20 to the Company's 2012 Consolidated Financial Statements, except the expected life assumption of these options ranged from 1.8 to 4.8 years and the exercise price did not equal the market value at the grant date. Fair value of the new stock options approximated intrinsic value because the exercise price at the acquisition date for substantially all of the options was significantly below Cigna's stock price.

The fair value of these options and restricted stock awards was included in the purchase price to the extent that services had been provided prior to the acquisition based on the grant date of the original HealthSpring awards and vesting periods. The remaining fair value not included in the purchase price was recorded as compensation expense subsequent to the acquisition date over the remaining vesting periods. Most of the expense was recognized in 2012 and 2013.

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

Purchase price allocation.    In accordance with GAAP, the total purchase price has been allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values. Goodwill has been allocated to the Government operating segment and is not deductible for federal income tax purposes. The condensed balance sheet of HealthSpring at the acquisition date was as follows:

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

74    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The estimated fair values and useful lives for intangible assets are as follows:

(Dollars in millions)	Estimated Fair Value	Estimated Useful Life (In Years)

Customer relationships	$711	8
Other	84	3-10

Total other intangible assets	$795

The fair value of the customer relationship and the amortization method were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The estimated weighted average useful life reflects the time period and front-loaded pattern of expected future cash flows. Amortization is recorded on a basis consistent with that pattern, and as a result amortization expense declined in 2013 from 2012, and will continue to decline in subsequent years. The Company expects more than 50% of the intangible asset value to be amortized by the end of 2014.

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

	Year Ended December 31,

(In millions, except per share amounts)	2012	2011

Total revenues	$29,608	$27,461
Shareholders' net income	$1,633	$1,456
Earnings per share:
Basic	$5.73	$5.11
Diluted	$5.63	$5.02

NOTE 4  Earnings Per Share

Basic and diluted earnings per share were computed as follows:

(Dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

2013
Shareholders' net income	$1,476	$-	$1,476

Shares(in thousands):
Weighted average	279,296	-	279,296
Common stock equivalents		5,389	5,389

Total shares	279,296	5,389	284,685
EPS	$5.28	$(0.10)	$5.18

2012
Shareholders' net income	$1,623	$-	$1,623

Shares(in thousands):
Weighted average	284,819	-	284,819
Common stock equivalents		4,711	4,711

Total shares	284,819	4,711	289,530

EPS	$5.70	$(0.09)	$5.61

2011
Shareholders' net income	$1,260	$-	$1,260

Shares(in thousands):
Weighted average	270,691	-	270,691
Common stock equivalents		3,558	3,558

Total shares	270,691	3,558	274,249

EPS	$4.65	$(0.06)	$4.59

CIGNA CORPORATION - 2013 Form 10-K    75

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect would have increased diluted earnings per share (antidilutive).

(In millions)	2013	2012	2011

Antidilutive options	0.9	2.5	3.7

NOTE 5  Global Health Care Medical Claims Payable

Medical claims payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process) and other medical expense payable, that comprises accruals primarily for provider incentives and other amounts payable to providers.

Incurred but not yet reported comprises the majority of the reserve balance as follows:

(In millions)	2013	2012

Incurred but not yet reported	$1,615	$1,466
Reported claims in process	355	318
Other medical expense payable	80	72

MEDICAL CLAIMS PAYABLE	$2,050	$1,856

Activity in medical claims payable was as follows:

(In millions)	2013	2012	2011

Balance at January 1,	$1,856	$1,305	$1,400
Less: Reinsurance and other amounts recoverable	242	249	284

Balance at January 1, net	1,614	1,056	1,116
Acquired net:	-	504	-
Incurred claims related to:
Current year	16,049	14,428	9,265
Prior years	(182)	(200)	(140)

Total incurred	15,867	14,228	9,125
Paid claims related to:
Current year	14,267	12,854	8,227
Prior years	1,358	1,320	958

Total paid	15,625	14,174	9,185
Balance at December 31, net	1,856	1,614	1,056
Add: Reinsurance and other amounts recoverable	194	242	249

Balance at December 31,	$2,050	$1,856	$1,305

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain ASO business where the right of offset does not exist. See Note 7 for additional information on reinsurance. For the year ended December 31, 2013, actual experience differed from the Company's key assumptions resulting in favorable incurred claims related to prior years' medical claims payable of $182 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $74 million, or 0.5%, while actual medical cost trend resulted in the remaining $108 million, or 0.8%.

For the year ended December 31, 2012, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years' medical claims payable of $200 million, or 2.2% of the current year incurred claims as reported for the year ended December 31, 2011. Actual completion factors resulted in $91 million, or 1.0%, while actual medical cost trend resulted in the remaining $109 million, or 1.2%.

The corresponding impact of prior year development on shareholders' net income was $77 million for the year ended December 31, 2013 compared with $66 million for the year ended December 31, 2012. The favorable effects of prior year development on net income in 2013 and 2012 primarily reflect low medical services utilization trend. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's shareholders' net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its

76    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

assumptions appropriately consider moderately adverse conditions. When a portion of the development related to the prior year incurred claims is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims, the Company does not consider that offset amount as having any impact on shareholders' net income.

Second, as a result of the adoption of the commercial minimum medical loss ratio (MLR) provisions of the Patient Protection and Affordable Care Act in 2011, changes in medical claim estimates due to prior year development may be partially offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company's retrospectively experience-rated business for accounts in surplus do not usually impact shareholders' net income because such amounts are generally offset by a change in the liability to the policyholder. An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.

The determination of liabilities for Global Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) for further information around the assumptions and estimates used to establish this liability.

NOTE 6  Organizational Efficiency Plans

The Company is constantly evaluating ways to deliver its products and services more efficiently and at a lower cost. During 2013 and 2012, the Company adopted specific plans to increase its organizational efficiency as follows.

2013 Plan. During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions. As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, consisting mostly of severance costs. The Global Health Care segment reported $47 million pre-tax ($31 million after-tax). The remainder was reported as follows: $11 million pre-tax ($8 million after-tax) in the Global Supplemental Benefits segment and $2 million pre-tax ($1 million after-tax) in Group Disability and Life. We expect most of the severance to be paid by the end of 2015.

2012 Plan. During the third quarter of 2012, the Company, in connection with the execution of its strategy, committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency. As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs. The Global Health Care segment reported $65 million pre-tax ($42 million after-tax) of the charge. The remainder was reported as follows: $9 million pre-tax ($6 million after-tax) in Global Supplemental Benefits and $3 million pre-tax ($2 million after-tax) in Group Disability and Life. We expect substantially all payments to be complete by first quarter 2014.

Summarized below is activity for 2012 and 2013 for the plans described above.

(In millions)	Severance	Real estate	Total

Third quarter 2012 charge	$72	$5	$77
Less: 2012 payments	5	1	6

Balance, December 31, 2012	67	4	71
Fourth quarter 2013 charge	47	13	60
Less: 2013 payments	46	4	50

Balance, December 31, 2013	$68	$13	$81

NOTE 7  Reinsurance

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

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to effectively exit the GMDB and GMIB businesses via a reinsurance transaction. Berkshire reinsured 100% of the Company's future claim payments in these businesses, net of retrocessional arrangements existing at that time. The reinsurance agreement is subject to an overall limit of approximately $3.8 billion plus future premiums collected under the contracts being reinsured that will be paid to Berkshire. The Company estimates that these future premium amounts will be from $0.1 to $0.3 billion and,

CIGNA CORPORATION - 2013 Form 10-K    77

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

accordingly, expects future claims of approximately $4 billion to be covered by the agreement.

This transaction resulted in an after-tax charge to shareholders' net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows: $727 million in other benefits expense; $45 million in GMIB fair value loss; and $9 million in other operating expenses). The payment to Berkshire under the agreement was $2.2 billion and was funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

Recoverables for GMDB and GMIB Business

The Company had reinsurance recoverables related to the GMDB business of $1.3 billion and GMIB assets of $751 million as of December 31, 2013. Approximately 90% of the combined GMDB recoverables and GMIB assets of $2.1 billion are secured by assets in trust, letters of credit, or are not subject to collection risk. Approximately $1.6 billion of the combined GMDB recoverables and GMIB assets relate to the February 4, 2013 reinsurance arrangement with Berkshire, including approximately $0.7 billion for the cost of reinsurance (excess of payment over recorded reserves).

The following disclosures for the reinsured GMDB and GMIB business provide further context to prior year results, as well as activity in the assets and liabilities for these businesses, including the impact of the reinsurance transaction with Berkshire.

GMDB

The Company estimates this liability with an internal model using many scenarios and assumptions based on the Company's experience and future expectations over an extended period, consistent with the long-term nature of this product. Because this product is premium deficient, the Company records increases to the reserve if it is inadequate based on the model. Prior to the February 4, 2014 reinsurance transaction with Berkshire, any such reserve increases were recorded as a charge to shareholders' net income. Reserve increases after February 4, 2013 are expected to have a corresponding increase in the recorded reinsurance recoverable, provided that the increased recoverable remains within the overall Berkshire limit (including the GMIB asset).

The payment attributable to GMDB from the Berkshire reinsurance transaction was approximately $1.6 billion. Because this payment exceeded the recorded reserve on February 4, 2013, the Company recorded a reserve strengthening of $0.7 billion ($0.5 billion after-tax) in the first quarter of 2013.

The Company's dynamic hedge programs to reduce equity and interest rate exposures were discontinued during the first quarter of 2013 due to the Berkshire reinsurance transaction. These hedge programs generated losses (included in Other Revenues) of $32 million in 2013, $105 million in 2012 and $14 million in 2011. Offsetting amounts were recorded in benefits and expenses. As a result of discontinuing the hedge programs, the growth rate assumption for the underlying equity funds was changed to use long-term historical averages, resulting in a decrease in the gross reserve liability and the offsetting reinsurance recoverable.

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	2013	2012	2011

Balance at January 1,	$1,090	$1,170	$1,138
Add: Unpaid claims	24	40	37
Less: Reinsurance and other amounts recoverable	42	53	51

Balance at January 1, net	1,072	1,157	1,124
Add: Incurred benefits	699	17	138
Less: Paid benefits (including the $1,647 payment for Berkshire reinsurance transaction)	1,674	102	105

Ending balance, net	97	1,072	1,157
Less: Unpaid claims	18	24	40
Add: Reinsurance and other amounts recoverable	1,317	42	53

Balance at December 31,	$1,396	$1,090	$1,170

Benefits paid and incurred are net of ceded amounts. For 2013, incurred benefits reflect the February 4, 2013 reinsurance transaction. The ending net retained reserve as of December 31, 2013 covers ongoing administrative expenses, as well as claims retained by the Company. Incurred benefits reflect the favorable or unfavorable impact of a rising or falling equity market on the liability, and included reserve strengthening of $43 million ($27 million after-tax) in 2012 due primarily to reductions to the lapse rate assumptions and adverse interest rate impacts that reflected management's consideration of the anticipated impact of continued low short-term interest rates. Reserve strengthening of $70 million ($45 million after-tax) in 2011 was driven primarily by volatility-related impacts due to turbulent equity market conditions and adverse interest rate impacts.

The majority of the exposure arises under annuities that guarantee that the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on a contractholder's anniversary date. Under this type of death benefit, the Company is liable to the extent the highest historical anniversary account value exceeds the fair value of the related mutual fund investments at the time of a contractholder's death.

78    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. Unless the Berkshire reinsurance limit is exceeded, the Company would be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	2013	2012

Account value	$14,062	$13,303
Net amount at risk	$3,023	$4,018
Average attained age of contractholders (weighted by exposure)	73	72
Number of contractholders	390,000	435,000

GMIB

As discussed further in Note 10, because GMIB contracts are without significant life insurance risk, they are not accounted for as insurance products. Instead, the Company reports GMIB liabilities and assets as derivatives at fair value. The GMIB asset is classified in Other assets, including other intangibles, and the GMIB liability is classified in Accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet. Disclosures related to fair value are included in Note 10 and derivatives are further described in Note 12.

The Berkshire reinsurance transaction resulted in an increase in GMIB assets, representing the increased receivable from that transaction. As of December 31, 2013, GMIB assets included $352 million from Berkshire.

In addition, the GMIB business had GMIB assets of $399 million (classified in Other assets, including other intangibles in the Consolidated Balance Sheet) from two other retrocessionaires as of December 31, 2013.

Other Run-off

The Company's Run-off Reinsurance operations also assumed risks related to workers' compensation and personal accident business, and purchased reinsurance coverage to reduce the risk of loss on these contracts. The reinsurance recoverables were $107 million as of December 31, 2013 and 89% were secured by assets in trust or letters of credit.

Other Reinsurance

Supplemental benefits business. The Company had reinsurance recoverables of $363 million as of December 31, 2013 and $402 million as of December 31, 2012 from Great American Life Insurance Company resulting from the acquisition of Great American in 2012. The life insurance and annuity lines of business written by the acquired legal entities were fully reinsured by the seller as part of the transaction. The resulting reinsurance recoverables are secured primarily by fixed maturities with book value equal to 100% of the reinsured policy liabilities. These fixed maturities are held in a trust established for the benefit of the Company.

Retirement benefits business. The Company had reinsurance recoverables of $1.2 billion as of December 31, 2013 and $1.3 billion as of December 31, 2012 from Prudential Retirement Insurance and Annuity Company resulting from the sale of the retirement benefits business, primarily in the form of a reinsurance arrangement. The reinsurance recoverable is reduced as the Company's reinsured liabilities are paid or directly assumed by the reinsurer and is secured primarily by fixed maturities whose book value is equal to or greater than 100% of the reinsured liabilities. These fixed maturities are held in a trust established for the benefit of the Company. As of December 31, 2013, the book value of the trust assets exceeded the recoverable.

Individual life and annuity reinsurance. The Company had reinsurance recoverables of $3.9 billion as of December 31, 2013 and $4.0 billion as of December 31, 2012 from The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York resulting from the 1998 sale of the Company's individual life insurance and annuity business through indemnity reinsurance arrangements. The Lincoln National Life Insurance Company and Lincoln Life & Annuity of New York must maintain a specified minimum credit or claims paying rating, or they will be required to fully secure the outstanding balance. As of December 31, 2013, both companies had ratings sufficient to avoid triggering this contractual obligation.

Ceded Reinsurance: Ongoing operations. The Company's insurance subsidiaries have reinsurance recoverables from various reinsurance arrangements in the ordinary course of business for its Global Health Care, Global Supplemental Benefits and Group Disability and Life segments as well as the non-leveraged and leveraged corporate-owned life insurance business. Reinsurance recoverables of $407 million as of December 31, 2013 are expected to be collected from more than 80 reinsurers.

The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2013, the Company's recoverables related to these segments were net of a reserve of $3 million.

Summary. The Company's reserves for underlying reinsurance exposures assumed by the Company, as well as for amounts recoverable from reinsurers/retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of December 31, 2013, based on current information. The Company bears the risk of loss if its retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

CIGNA CORPORATION - 2013 Form 10-K    79

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table presents direct, assumed and ceded premiums and fees for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against direct benefits and expenses in the Company's Consolidated Statements of Income.

(In millions)	2013	2012	2011

Premiums and Fees
Short-duration contracts:
Direct	$26,445	$23,954	$17,300
Assumed	393	382	158
Ceded	(253)	(217)	(185)

	26,585	24,119	17,273

Long-duration contracts:
Direct	2,499	2,234	1,919
Assumed	183	86	36
Ceded:
Individual life insurance and annuity business sold	(176)	(186)	(203)
Other	(115)	(66)	(59)

	2,391	2,068	1,693

TOTAL	$28,976	$26,187	$18,966

Reinsurance recoveries
Individual life insurance and annuity business sold	$335	$316	$310
Other	(18)	201	213

TOTAL	$317	$517	$523

As noted in the GMDB section above, 2013 recoveries are net of the impact of a decrease in reinsurance recoverables due to a change in the growth rate assumption, resulting from the discontinuance of the hedge programs following the reinsurance transaction with Berkshire. The increase in direct premiums in 2012 as compared to 2011 primarily reflects the Company's acquisitions of HealthSpring and Great American Supplemental Benefits as well as the conversion of Vanbreda business from service to insurance contracts in 2012. The increase in long-duration assumed premiums in 2013 largely results from the acquisition of Great American Supplemental Benefits in 2012. The increase in assumed premiums in 2012 largely results from the acquisition of FirstAssist in 2011.

The effects of reinsurance on written premiums and fees for short-duration contracts were not materially different from the recognized premium and fee amounts shown in the table above.

NOTE 8  Goodwill, Other Intangibles, and Property and Equipment

Goodwill is primarily reported in the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($340 million).

Activity in Goodwill during 2013 and 2012 was as follows:

(In millions)	2013	2012

Balance at January 1,	$6,001	$3,164
Goodwill acquired:
Finans Emeklilik	3	113
FirstAssist	-	7
HealthSpring	-	2,541
Great American Supplement Benefits	-	168
Other	33
Impact of foreign currency translation	(8)	8

Balance at December 31,	$6,029	$6,001

80    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Other intangible assets were comprised of the following at December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value

2013
Customer relationships	$1,289	$635	$654
Other	324	76	248

Total reported in other assets, including other intangibles	1,613	711	902
Value of business acquired (reported in deferred policy acquisition costs)	168	20	148
Internal-use software (reported in property and equipment)	1,942	1,307	635

TOTAL OTHER INTANGIBLE ASSETS	$3,723	$2,038	$1,685

2012
Customer relationships	$1,278	$466	$812
Other	328	80	248

Total reported in other assets, including other intangibles	1,606	546	1,060
Value of business acquired (reported in deferred policy acquisition costs)	172	2	170
Internal-use software (reported in property and equipment)	1,738	1,191	547

TOTAL OTHER INTANGIBLE ASSETS	$3,516	$1,739	$1,777

Property and equipment was comprised of the following as of December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value

2013
Internal-use software	$1,942	$1,307	$635
Other property and equipment	1,747	918	829

TOTAL PROPERTY AND EQUIPMENT	$3,689	$2,225	$1,464

2012
Internal-use software	$1,738	$1,191	$547
Other property and equipment	1,415	842	573

TOTAL PROPERTY AND EQUIPMENT	$3,153	$2,033	$1,120

Other property and equipment includes assets recorded under capital leases with a cost of $306 million, accumulated amortization of $16 million, and a net carrying value of $290 million as of December 31, 2013. Assets under capital leases were not material in 2012.

Depreciation and amortization was comprised of the following for the years ended December 31:

(Dollars in millions)	2013	2012	2011

Internal-use software	$225	$209	$187
Other property and equipment	160	144	117
Value of business acquired (reported in deferred policy acquisition costs)	19	2	-
Other intangibles	193	205	41

TOTAL DEPRECIATION AND AMORTIZATION	$597	$560	$345

Other property and equipment includes depreciation on assets recorded under capital leases of $16 million in 2013.

The increase in amortization of other intangibles in 2012 relates primarily to the acquisitions of HealthSpring and, to a lesser extent, Great American Supplemental Benefits and Finans Emeklilik.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $410 million in 2014, $327 million in 2015, $253 million in 2016, $167 million in 2017, and $133 million in 2018.

CIGNA CORPORATION - 2013 Form 10-K    81

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

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

During the first quarter of 2013, the Company announced two changes to its postretirement medical plan:

•

Effective March 31, 2013, the Company froze active employees' future benefit accruals, resulting in a pre-tax curtailment gain of $19 million ($12 million after-tax recorded in shareholders' net income).

•

The Company also announced a change in the cost sharing arrangement with retirees for pharmacy subsidy payments received from the U.S. Government effective January 1, 2014. This plan amendment resulted in a reduction to the other post retirement benefit obligation of $57 million ($37 million after-tax, recorded in accumulated other comprehensive income).

The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company's domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2013	2012	2013	2012

Change in benefit obligation
Benefit obligation, January 1	$5,267	$5,067	$442	$452
Service cost	3	3	1	2
Interest cost	181	198	12	16
(Gain) loss from past experience	(464)	283	(37)	(2)
Effect of plan amendment	–	–	(57)	–
Benefits paid from plan assets	(262)	(256)	(3)	(3)
Benefits paid – other	(25)	(28)	(28)	(23)
Curtailment	–	–	(7)	–

Benefit obligation, December 31	4,700	5,267	323	442

Change in plan assets
Fair value of plan assets, January 1	3,665	3,298	20	22
Actual return on plan assets	488	370	(1)	1
Benefits paid	(262)	(256)	(3)	(3)
Contributions	198	253	–	–

Fair value of plan assets, December 31	4,089	3,665	16	20

Funded Status	$(611)	$(1,602)	$(307)	$(422)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2013	2012	2013	2012

Unrecognized net gain (loss)	$(1,696)	$(2,450)	$14	$(28)
Unrecognized prior service cost	(5)	(5)	57	23

POSTRETIREMENT BENEFITS LIABILITY ADJUSTMENT	$(1,701)	$(2,455)	$71	$(5)

During 2013, the Company's postretirement benefits liability adjustment decreased by $830 million pre-tax ($539 million after-tax) resulting in an increase to shareholders' equity. The decrease in the liability was primarily due to an increase in the discount rate, actual investment returns greater than expected in 2013, the effect of the plan amendment described above, and amortization.

Pension benefits. The Company's pension plans were underfunded by $0.6 billion in 2013 and $1.6 billion in 2012 and had related

82    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

accumulated benefit obligations of $4.7 billion as of December 31, 2013 and $5.3 billion as of December 31, 2012.

The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2014, the Company expects to make minimum required contributions totaling approximately $100 million. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.

Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Service cost	$3	$3	$2
Interest cost	181	198	228
Expected long-term return on plan assets	(272)	(270)	(267)
Amortization of:
Net loss from past experience	74	58	38
Settlement loss	–	6	–

NET PENSION COST	$(14)	$(5)	$1

The Company expects to recognize pre-tax losses of $57 million in 2014 from amortization of past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans that is based on the average expected remaining life of plan participants of approximately 28 years.

Other postretirement benefits.    Unfunded retiree health benefit plans had accumulated benefit obligations of $190 million at December 31, 2013 and $294 million at December 31, 2012. Retiree life insurance plans had accumulated benefit obligations of $133 million as of December 31, 2013 and $148 million as of December 31, 2012.

Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Service cost	$1	$2	$2
Interest cost	12	16	20
Expected long-term return on plan assets	(1)	(1)	(1)
Amortization of:
Prior service cost	(4)	(12)	(16)
Curtailment gain	(19)	–	–

NET OTHER POSTRETIREMENT BENEFIT COST	$(11)	$5	$5

The Company expects to recognize immaterial pre-tax gains related to amortization of prior service cost and no pre-tax gains from amortization of past experience in 2014. The amortization period is based on an average expected remaining life of plan participants of 28 years.

The estimated rate of future increases in the per capita cost of health care benefits is 7% in 2014, decreasing by 0.5% per year to 5% in 2018 and beyond. This estimate reflects the Company's current claim experience and management's estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate would have changed 2013 reported amounts as follows:

(In millions)	Increase	Decrease

Effect on total service and interest cost	$–	$–
Effect on postretirement benefit obligation	$3	$–

Plan assets. The Company's current target investment allocation percentages (50% fixed income, 25% equity securities, 11% securities partnerships, 7% hedge funds and 7% real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. As funding levels improved during 2013, the Company gradually reduced its allocation to equity securities and moved into fixed income to mitigate some of the volatility in returns. As the funding level continues to improve, the Company would expect to further reduce the allocation to equity securities and move further into fixed income investments. Although it has decreased its allocation to equity securities in 2013, the pension plan asset portfolio continues to include a 29% allocation of equity securities, consisting of domestic and international investments, in an effort to achieve a higher rate of return on pension plan investments over the long-term payout period of the pension benefit obligations.

As of December 31, 2013, pension plan assets included $3.8 billion invested in the separate accounts of Connecticut General Life Insurance Company ("CGLIC") and Life Insurance Company of North America, that are subsidiaries of the Company, as well as an additional $245 million invested directly in funds offered by the buyer of the retirement benefits business.

CIGNA CORPORATION - 2013 Form 10-K    83

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The fair values of plan assets by category and by the fair value hierarchy as defined by GAAP are as follows. See Note 10 for a description of how fair value is determined, including the level within the fair value hierarchy and the procedures the Company uses to validate fair value measurements.

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$–	$2	$–	$2
Corporate	–	725	24	749
Mortgage and other asset-backed	–	18	5	23
Fund investments and pooled separate accounts (1)	–	1,019	3	1,022

TOTAL FIXED MATURITIES	–	1,764	32	1,796

Equity securities:
Domestic	824	–	35	859
International, including funds and pooled separate accounts (1)	187	124	7	318

TOTAL EQUITY SECURITIES	1,011	124	42	1,177

Real estate and mortgage loans, including pooled separate accounts (1)	–	–	339	339
Securities partnerships	–	–	304	304
Hedge funds	–	–	360	360
Guaranteed deposit account contract	–	–	44	44
Cash equivalents	–	69	–	69

TOTAL PLAN ASSETS AT FAIR VALUE	$1,011	$1,957	$1,121	$4,089

(1)

A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

December 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$–	$4	$–	$4
Corporate	–	416	27	443
Mortgage and other asset-backed	–	8	5	13
Fund investments and pooled separate accounts (1)	–	519	3	522

TOTAL FIXED MATURITIES	–	947	35	982

Equity securities:
Domestic	1,202	4	10	1,216
International, including funds and pooled separate accounts (1)	158	149	–	307

TOTAL EQUITY SECURITIES	1,360	153	10	1,523

Real estate and mortgage loans, including pooled separate accounts (1)	–	–	351	351
Securities partnerships	–	–	328	328
Hedge funds	–	–	327	327
Guaranteed deposit account contract	–	–	47	47
Cash equivalents	–	107	–	107

TOTAL PLAN ASSETS AT FAIR VALUE	$1,360	$1,207	$1,098	$3,665

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

Plan assets classified in Level 3 include investments primarily in securities partnerships, equity real estate and hedge funds generally valued based on the pension plan's ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following table summarizes the changes in pension plan assets classified in Level 3 for the years ended December 31, 2013 and December 31, 2012. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

84    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2013	$44	$352	$328	$327	$47	$1,098
Actual return on plan assets:
Assets still held at the reporting date	–	29	16	38	1	84
Assets sold during the period	7	–	–	–	–	7

TOTAL ACTUAL RETURN ON PLAN ASSETS	7	29	16	38	1	91

Purchases, sales, settlements, net	25	(42)	(40)	(5)	(4)	(66)
Transfers into/out of Level 3	(2)	–	–	–	–	(2)

Balance at December 31, 2013	$74	$339	$304	$360	$44	$1,121

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2012	$26	$303	$314	$148	$39	$830

Actual return on plan assets:
Assets still held at the reporting date	–	38	18	10	3	69
Assets sold during the period	–	–	–	–	–	–

TOTAL ACTUAL RETURN ON PLAN ASSETS	–	38	18	10	3	69

Purchases, sales, settlements, net	5	11	(4)	169	5	186
Transfers into/out of Level 3	13	–	–	–	–	13

Balance at December 31, 2012	$44	$352	$328	$327	$47	$1,098

The assets related to other postretirement benefit plans are invested in deposit funds with interest credited based on fixed income investments in the general account of CGLIC. As there are significant unobservable inputs used in determining the fair value of these assets, they are classified as Level 3. During 2013, these assets had a loss of $1 million, as well as a net withdrawal from the fund of $3 million, while during 2012, they earned a return of $1 million, offset by a net withdrawal of $3 million.

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2013	2012

Discount rate:
Pension benefit obligation	4.50%	3.50%
Other postretirement benefit obligation	4.00%	3.25%
Pension benefit cost	3.50%	4.00%
Other postretirement benefit cost	3.25%	3.75%
Expected long-term return on plan assets:
Pension benefit cost	8.00%	8.00%
Other postretirement benefit cost	5.00%	5.00%

In measuring the benefit obligation, the Company sets discount rates by applying actual annualized yields at various durations from a discount rate curve to the expected cash flows of the pension and other postretirement benefits liabilities. The discount rate curve is constructed using an array of bonds in various industries throughout the domestic market for high quality bonds, but only selects those for the curve that have an above average return at each duration. The bond portfolio used to construct the curve is monitored to ensure that only high quality issues are included. The Company believes that this curve is representative of the yields that the Company is able to achieve in its plan asset investment strategy. As part of its discount rate setting process, the Company reviewed alternative indices and determined that they were not materially different than the result produced by the curve used.

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy, that continues a significant allocation to domestic and foreign equity securities as well as real estate, securities partnerships and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation. The expected return assumption is considered reasonable for 2013. The Company will be re-assessing its expected return assumption for 2014 given the change in asset mix that occurred during 2013.

CIGNA CORPORATION - 2013 Form 10-K    85

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of these pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2013, the market-related asset value was approximately $3.8 billion compared with a market value of approximately $4.1 billion.

Benefit payments. The following benefit payments, including expected future services, are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2014	$417	$33
2015	$336	$32
2016	$335	$31
2017	$335	$30
2018	$334	$28
2019-2022	$1,621	$117

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

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. A substantial amount of the Company's matching contributions are invested in the Company's common stock. The Company's expense for these plans was $91 million for 2013, $78 million for 2012 and $72 million for 2011.

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

The Company estimates fair values using prices from third parties or internal pricing methods. Fair value estimates received from third-party pricing services are based on reported trade activity and quoted market prices when available, and other market information that a market participant may use to estimate fair value. The internal pricing methods are performed by the Company's investment professionals and generally involve using discounted cash flow analyses, incorporating current market inputs for similar financial instruments with comparable terms and credit quality, as well as other qualitative factors. In instances where there is little or no market activity for the same or similar instruments, fair value is estimated using methods, models and assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. These valuation techniques involve some level of estimation and judgment that becomes significant with increasingly complex instruments or pricing models.

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

86    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2013 and 2012 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately under the heading "Separate account assets" as gains and losses related to these assets generally accrue directly to policyholders.

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$297	$583	$–	$880
State and local government	–	2,144	–	2,144
Foreign government	–	1,421	23	1,444
Corporate	–	10,476	505	10,981
Federal agency mortgage-backed	–	76	–	76
Other mortgage-backed	–	76	1	77
Other asset-backed	–	282	602	884
Total fixed maturities (1)	297	15,058	1,131	16,486
Equity securities	8	74	59	141
Subtotal	305	15,132	1,190	16,627
Short-term investments	–	631	–	631
GMIB assets (2)	–	–	751	751
Other derivative assets (3)	–	3	–	3

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$305	$15,766	$1,941	$18,012

Financial liabilities at fair value:
GMIB liabilities	$–	$–	$741	$741
Other derivative liabilities (3)	–	16	–	16
TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$16	$741	$757

(1)

Fixed maturities included $458 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $60 million of appreciation for securities classified in Level 3.

(2)

The GMIB assets represented retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts. See Note 7 for additional information.

(3)

Other derivative assets reflected interest rate and foreign currency swaps qualifying as cash flow hedges. Other derivative liabilities included $15 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million of interest rate and foreign currency swaps not designated as accounting hedges. See Note 12 for additional information.

December 31, 2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$156	$746	$–	$902
State and local government	–	2,437	–	2,437
Foreign government	–	1,298	24	1,322
Corporate	–	11,201	695	11,896
Federal agency mortgage-backed	–	122	–	122
Other mortgage-backed	–	88	1	89
Other asset-backed	–	340	597	937

Total fixed maturities (1)	156	16,232	1,317	17,705
Equity securities	4	73	34	111

Subtotal	160	16,305	1,351	17,816
Short-term investments	–	154	–	154
GMIB assets (2)	–	–	622	622
Other derivative assets (3)	–	41	–	41

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$160	$16,500	$1,973	$18,633

Financial liabilities at fair value:
GMIB liabilities	$–	$–	$1,170	$1,170
Other derivative liabilities (3)	–	31	–	31

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$31	$1,170	$1,201

(1)

Fixed maturities included $875 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $108 million of appreciation for securities classified in Level 3.

(2)

The GMIB assets represented retrocessional contracts in place from two external reinsurers that cover 55% of the exposures on these contracts. See Note 7 for additional information.

(3)

Other derivative assets included $5 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $36 million of interest rate swaps not designated as accounting hedges. Other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges. See Note 12 for additional information.

CIGNA CORPORATION - 2013 Form 10-K    87

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

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

Nearly all of these instruments are valued using recent trades or pricing models. Less than 1% of the fair value of investments classified in Level 2 represents foreign bonds that are valued using a single unadjusted market-observable input derived by averaging multiple broker-dealer quotes, consistent with local market practice.

Short-term investments are carried at fair value which approximates cost. On a regular basis the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of December 31, 2013 or December 31, 2012. The nature and use of these other derivatives are described in Note 12.

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

Fixed maturities and equity securities. Approximately 7% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

(In millions)	December 31, 2013	December 31, 2012

Other asset and mortgage-backed securities – valued using pricing models	$603	$598
Corporate and government fixed maturities – valued using pricing models	417	596
Corporate fixed maturities – valued at transaction price	111	123
Equity securities – valued at transaction price	59	34

TOTAL	$1,190	$1,351

Fair values of other asset and mortgage-backed securities and corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For other asset and mortgage-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer's financial statements. Approximately 10% of fixed maturities classified

88    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

in Level 3 represent single, unadjusted, non-binding broker quotes that are not considered market observable. Certain private equity investments and subordinated corporate fixed maturities, representing approximately 15% of securities included in Level 3, are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of December 31, 2013 and 2012. The range and weighted average basis point amounts reflect the Company's best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of December 31, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points

Other asset and mortgage-backed securities	$593	Liquidity	60 - 620 (170)
		Weighting of credit spreads	120 - 2,090 (290)
Corporate and government fixed maturities	$305	Liquidity	80 - 370 (200)

As of December 31, 2012 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points

Other asset and mortgage-backed securities	$584	Liquidity	60 - 410 (140)
		Weighting of credit spreads	50 - 4,540 (410)
Corporate and government fixed maturities	$439	Liquidity	20 - 640 (190)

Significant increases in any of these inputs would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement. Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input. The tables do not include Level 3 securities when fair value and significant unobservable inputs were not developed directly by the Company, including securities using a single, unadjusted non-binding broker quote and securities valued at transaction price. See the preceding discussion regarding the Company's valuation processes and controls.

Guaranteed minimum income benefit contracts. As discussed in Note 7, the Company effectively exited the GMIB business as a result of the February 4, 2013 agreement with Berkshire. Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders' net income is the risk of non-performance. This assumption reflects a market participant's view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liability) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB asset).

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

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liability to reflect a market participant's view of the risk of the

CIGNA CORPORATION - 2013 Form 10-K    89

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Company not fulfilling its GMIB obligations, and (b) the GMIB asset to reflect a market participant's view of the credit risk of the reinsurers, after considering collateral. Non-performance risk adjustments had an immaterial effect on shareholders' net income in 2013 and 2012.

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

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities. Significant decreases in assumed lapse rates or spreads used to calculate non-performance risk, or increases in assumed annuity election rates would result in higher fair value measurements. A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

GMIB liabilities are reported in the Company's Consolidated Balance Sheets in Accounts payable, accrued expenses and other liabilities. GMIB assets associated with these contracts represent net receivables in connection with reinsurance that the Company has purchased from three external reinsurers and are reported in the Company's Consolidated Balance Sheets in Other assets, including other intangibles.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2013 and 2012. Separate account asset changes are reported separately under the heading "Separate account assets" as the changes in fair values of these assets accrue directly to policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(380)	380	–
Other	16	17	(23)	(6)

Total gains (losses) included in shareholders' net income	16	(363)	357	(6)

Losses included in other comprehensive income	(19)	–	–	–
Losses required to adjust future policy benefits for settlement annuities (1)	(50)	–	–	–
Purchases, issuances, settlements:
Purchases	110	–	–	–
Sales	(64)	–	–	–
Settlements	(121)	492	72	564

Total purchases, sales and settlements	(75)	492	72	564

Transfers into/(out of) Level 3:
Transfers into Level 3	115	–	–	–
Transfers out of Level 3	(148)	–	–	–

Total transfers into/(out of) Level 3	(33)	–	–	–

Balance at December 31, 2013	$1,190	$751	$(741)	$10

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$7	$(363)	$357	$(6)

(1) Amounts do not accrue to shareholders.

90    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2012	$1,002	$712	$(1,333)	$(621)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(55)	96	41
Other	13	–	–	–

Total gains (losses) included in shareholders' net income	13	(55)	96	41

Gains included in other comprehensive income	8	–	–	–
Losses required to adjust future policy benefits for settlement annuities (1)	(10)	–	–	–
Purchases, issuances, settlements:
Purchases	188	–	–	–
Sales	(1)	–	–	–
Settlements	(88)	(35)	67	32

Total purchases, sales, and settlements	99	(35)	67	32

Transfers into/(out of) Level 3:
Transfers into Level 3	283	–	–	–
Transfers out of Level 3	(44)	–	–	–

Total transfers into/(out of) Level 3	239	–	–	–

Balance at December 31, 2012	$1,351	$622	$(1,170)	$(548)

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(1)	$(55)	$96	$41

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the years ended December 31, 2013 and 2012, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company's revenues and expenses. At December 31, separate account assets were as follows:

2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 23)	$264	$284	$–	$548
Non-guaranteed separate accounts (1)	1,844	4,825	1,035	7,704

TOTAL SEPARATE ACCOUNT ASSETS	$2,108	$5,109	$1,035	$8,252

(1)
As of December 31, 2013, non-guaranteed separate accounts included $3.8 billion in assets supporting the Company's pension plans, including $983 million classified in Level 3.

CIGNA CORPORATION - 2013 Form 10-K    91

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

2012 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 23)	$245	$324	$–	$569
Non-guaranteed separate accounts (1)	1,925	4,258	1,005	7,188

TOTAL SEPARATE ACCOUNT ASSETS	$2,170	$4,582	$1,005	$7,757

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

The following table summarizes the change in separate account assets reported in Level 3 for the years ended December 31, 2013 and 2012.

(In millions)	2013	2012

Balance at January 1	$1,005	$750
Policyholder gains (1)	82	55
Purchases, issuances, settlements:
Purchases	173	283
Sales	(14)	(6)
Settlements	(209)	(90)

Total purchases, sales and settlements	(50)	187

Transfers into/(out of) Level 3:
Transfers into Level 3	5	17
Transfers out of Level 3	(7)	(4)

Total transfers into/(out of) Level 3:	(2)	13

Balance at December 31	$1,035	$1,005

(1)
Included in this amount were gains of $76 million attributable to instruments still held at December 31, 2013 and gains of $49 million attributable to instruments still held at December 31, 2012.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in partnerships and commercial mortgage loans when they become impaired. Impaired commercial mortgage loans and partnerships representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $12 million, after-tax in 2013 and $7 million, after-tax in 2012.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2013 and December 31, 2012. Financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		December 31, 2013		December 31, 2012

	Classification in Fair Value Hierarchy
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$2,338	$2,252	$2,999	$2,851
Contractholder deposit funds, excluding universal life products	Level 3	$1,081	$1,072	$1,082	$1,056
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,550	$4,997	$5,821	$4,986

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

92    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

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

Fair values of off-balance-sheet financial instruments were not material as of December 31, 2013 and 2012.

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

(In millions)	2013	2012

Included in fixed maturities:
Trading securities (amortized cost: $1; $1)	$1	$1
Hybrid securities (amortized cost: $5; $15)	5	15

TOTAL	$6	$16

Included in equity securities:
Hybrid securities (amortized cost: $68; $84)	$56	$70

The following information about fixed maturities excludes trading and hybrid securities. The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2013:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,151	$1,173
Due after one year through five years	5,283	5,656
Due after five years through ten years	5,260	5,530
Due after ten years	2,622	3,084
Mortgage and other asset-backed securities	951	1,037

TOTAL	$15,267	$16,480

Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties. In some cases, the Company may also extend maturity dates.

CIGNA CORPORATION - 2013 Form 10-K    93

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below (excluding trading securities and hybrid securities with a fair value of $6 million at December 31, 2013 and $16 million at December 31, 2012).

	December 31, 2013

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$640	$242	$(2)	$880
State and local government	1,983	167	(6)	2,144
Foreign government	1,392	64	(12)	1,444
Corporate	10,301	749	(74)	10,976
Federal agency mortgage-backed	77	–	(1)	76
Other mortgage-backed	76	3	(2)	77
Other asset-backed	798	87	(2)	883

TOTAL	$15,267	$1,312	$(99)	$16,480

	December 31, 2012

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$509	$393	$–	$902
State and local government	2,169	270	(2)	2,437
Foreign government	1,197	126	(1)	1,322
Corporate	10,590	1,308	(17)	11,881
Federal agency mortgage-backed	121	1	–	122
Other mortgage-backed	82	11	(4)	89
Other asset-backed	797	145	(6)	936

TOTAL	$15,465	$2,254	$(30)	$17,689

The above table includes investments with a fair value of $2.6 billion supporting the Company's run-off settlement annuity business, with gross unrealized appreciation of $478 million and gross unrealized depreciation of $20 million at December 31, 2013. Such unrealized amounts are required to support future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income. At December 31, 2012, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $883 million and gross unrealized depreciation of $8 million.

As of December 31, 2013, the Company had commitments to purchase $56 million of fixed maturities, all of which bear interest at a fixed market rate.

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

As of December 31, 2013, fixed maturities (excluding trading and hybrid securities) with a decline in fair value from amortized cost (primarily corporate securities) were by length of time of decline, as follows:

	December 31, 2013

(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$2,250	$2,317	$(67)	599
Below investment grade	$237	$243	$(6)	210
More than one year:
Investment grade	$256	$278	$(22)	72
Below investment grade	$46	$50	$(4)	16

As of December 31, 2013, the unrealized depreciation of investment grade fixed maturities is primarily due to increases in market yields since purchase. Excluding trading and hybrid securities, equity securities with a fair value lower than cost were not material at December 31, 2013.

94    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B.       Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2013	2012

Property type
Office buildings	$761	$866
Apartment buildings	321	571
Industrial	450	532
Hotels	407	463
Retail facilities	285	346
Other	28	73

TOTAL	$2,252	$2,851

Geographic region
Pacific	$805	$966
South Atlantic	564	730
New England	379	387
Central	260	352
Middle Atlantic	201	300
Mountain	43	116

TOTAL	$2,252	$2,851

At December 31, 2013, scheduled commercial mortgage loan maturities were as follows (in millions): $177 in 2014, $287 in 2015, $719 in 2016, $252 in 2017 and $817 thereafter. Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2013, the Company had commitments to extend credit under commercial mortgage loan agreements of $7 million.

Credit quality. The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at each loan's origination that is then updated each year as part of the annual portfolio loan review. The Company evaluates and monitors credit quality on an ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

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

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of December 31, 2013 and 2012:

	December 31, 2013

	Debt Service Coverage Ratio

Loan-to-Value Ratios (In millions)	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$314	$–	$–	$6	$–	$320
50% to 59%	581	131	–	18	–	730
60% to 69%	438	16	29	–	24	507
70% to 79%	79	113	–	–	–	192
80% to 89%	65	42	34	28	143	312
90% to 99%	–	–	58	50	67	175
100% or above	–	–	–	–	16	16

TOTAL	$1,477	$302	$121	$102	$250	$2,252

CIGNA CORPORATION - 2013 Form 10-K    95

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

	December 31, 2012

	Debt Service Coverage Ratio

Loan-to-Value Ratios (In millions)	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$297	$8	$–	$50	$–	$355
50% to 59%	614	104	25	52	–	795
60% to 69%	562	75	–	66	–	703
70% to 79%	194	143	132	4	16	489
80% to 89%	45	42	131	18	58	294
90% to 99%	14	30	–	–	58	102
100% or above	–	–	30	17	66	113

TOTAL	$1,726	$402	$318	$207	$198	$2,851

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2013 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio's average loan-to-value ratio improved to 64% at December 31, 2013 from 65% at December 31, 2012. The portfolio's average debt service coverage ratio was estimated to be 1.62 at December 31, 2013, a modest improvement from 1.56 at December 31, 2012.

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

During 2012, the Company restructured a $119 million problem mortgage loan, net of a valuation reserve, into two notes carried at $100 million and $19 million. The $100 million note was reclassified to impaired commercial mortgage loans with no valuation reserves and the $19 million note was classified as an other long-term investment. This modification was considered a troubled debt restructuring because the borrower was experiencing financial difficulties and an interest rate concession was granted. No valuation reserve was required because the fair value of the underlying property equaled the carrying value of the outstanding loan. Following the restructuring, the $100 million note was reclassified to good standing based on the results of the 2012 annual loan review and has been subsequently paid in full. In addition, the $19 million note was paid in full in the fourth quarter of 2013.

Certain other loans were modified during 2013 and 2012. However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company's results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $158 million at December 31, 2013 and $215 million at December 31, 2012. At December 31, 2013 and December 31, 2012, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans. Loans collateralized by industrial properties represented the most significant concentration by property type at December 31, 2013, with no significant concentration by property type at December 31, 2012.

Impaired commercial mortgage loans. The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	2013			2012

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$89	$(8)	$81	$72	$(7)	$65
Impaired commercial mortgage loans with no valuation reserves	31	–	31	60	–	60

TOTAL	$120	$(8)	$112	$132	$(7)	$125

96    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The average recorded investment in impaired loans was $127 million during 2013 and $167 million during 2012. The Company recognizes interest income on problem mortgage loans only when payment is actually received because of the risk profile of the underlying investment. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for 2013 or 2012. Interest income on impaired commercial mortgage loans was not significant for 2013 or 2012. See Note 2 for further information on impaired commercial mortgage loans.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2013	2012

Reserve balance, January 1,	$7	$19
Increase in valuation reserves	4	10
Charge-offs upon sales and repayments, net of recoveries	(3)	(3)
Transfers to other long-term investments	–	(16)
Transfers to foreclosed real estate	–	(3)

RESERVE BALANCE, DECEMBER 31,	$8	$7

C.       Real Estate

As of December 31, 2013 and 2012, real estate investments consisted primarily of office and industrial buildings in California. Investments with a carrying value of $63 million as of December 31, 2013 and $49 million as of December 31, 2012 were non-income producing during the preceding twelve months. As of December 31, 2013, the Company had commitments to contribute additional equity of $3 million to real estate investments.

D.       Other Long-Term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2013	2012

Real estate entities	$812	$823
Securities partnerships	357	343
Other	104	89

TOTAL	$1,273	$1,255

Investments in real estate entities and securities partnerships with a carrying value of $154 million at December 31, 2013 and $199 million at December 31, 2012 were non-income producing during the preceding twelve months.

As of December 31, 2013, the Company had commitments to contribute:

•

$305 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•

$338 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 63% of the committed amounts in 2014.

E.       Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $2.2 billion, federal government securities of $323 million and money market funds of $35 million as of December 31, 2013. The Company's short-term investments and cash equivalents as of December 31, 2012 included corporate securities of $1.1 billion, federal government securities of $167 million and money market funds of $217 million.

F.       Concentration of Risk

As of December 31, 2013 and 2012, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

NOTE 12  Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities. The Company has written and purchased reinsurance contracts under its Run-off Reinsurance segment that are accounted for as freestanding derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its Run-off Reinsurance segment until February 4, 2013

CIGNA CORPORATION - 2013 Form 10-K    97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(for further information, see Note 7). For information on the Company's accounting policy for derivative financial instruments, see Note 2. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of December 31, 2013 or 2012.

Derivative instruments used in the Company's investment risk management.

The Company uses derivative financial instruments as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns, and withdrawals). Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.

Investment Cash Flow Hedges.

Purpose. The Company uses interest rate, foreign currency, and combination (interest rate and foreign currency) swap contracts to hedge the interest and foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Accounting policy. Using cash flow hedge accounting, fair values are reported in other long-term investments or other liabilities. Changes in fair value are reported in accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

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

Volume of activity. The following table provides the notional values of these derivative instruments as of December 31:

	Notional Amount (In millions)

Instrument	2013	2012

Interest rate swaps	$45	$58
Foreign currency swaps	118	133
Combination interest rate and foreign currency swaps	40	64

TOTAL	$203	$255

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)
	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)

	As of December 31,		As of December 31,		For the years ended December 31,

Instrument	2013	2012	2013	2012	2013	2012

Interest rate swaps	$2	$4	$–	$–	$(2)	$(3)
Foreign currency swaps	1	1	13	18	1	(3)
Combination interest rate and foreign currency swaps	–	–	2	13	10	(2)

TOTAL	$3	$5	$15	$31	$9	$(8)

(1)

Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the years ended December 31, 2013 and 2012, the amount of gains (losses) reclassified from accumulated other comprehensive income into shareholders' net income was not material. No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

Derivative instruments associated with the Company's Run-off Reinsurance segment.

As explained in Note 7, the Company entered into an agreement to effectively exit the GMIB and GMDB business on February 4, 2013. As a result, the following disclosures related to derivative instruments associated with the GMIB and GMDB business are provided for context, including a description of the derivative accounting for the GMIB contracts. Cash flows on derivative instruments associated with the GMIB and GMDB business are reported in operating activities.

Guaranteed Minimum Income Benefits (GMIB).

As described further in Note 7, the Company effectively exited the GMIB business by purchasing additional reinsurance coverage for

98    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

these contracts in 2013. The fair value effects on the financial statements are included in Note 10 and the volume of activity is included in Note 23.

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

GMDB and GMIB Hedge Programs.

As a result of the reinsurance agreement with Berkshire to effectively exit the GMDB and GMIB business, the GMDB and GMIB hedge programs were terminated beginning February 4, 2013. See Note 7 for further details regarding this business.

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

NOTE 14  Investment Income and Gains and Losses

 A.       Net Investment Income

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Fixed maturities	$823	$843	$817
Equity securities	6	4	6
Commercial mortgage loans	174	192	218
Policy loans	74	74	86
Real estate	(1)	(2)	(2)
Other long-term investments	102	59	48
Short-term investments and cash	22	14	10

	1,200	1,184	1,183
Less investment expenses	36	40	37

NET INVESTMENT INCOME	$1,164	$1,144	$1,146

Net investment income for separate accounts that is excluded from the Company's revenues was $232 million for 2013, $181 million for 2012, and $207 million for 2011.

CIGNA CORPORATION - 2013 Form 10-K    99

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 B.       Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2013	2012	2011

Fixed maturities	$113	$48	$50
Equity securities	8	4	(1)
Commercial mortgage loans	(3)	(9)	(16)
Real estate	–	(1)	(6)
Other investments, including derivatives	95	2	35

Realized investment gains, before income taxes	213	44	62
Less income taxes	72	13	21

NET REALIZED INVESTMENT GAINS	$141	$31	$41

Included in pre-tax realized investment gains (losses) were increases in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturities and partnership investments as follows:

(in millions)	2013	2012	2011

Credit related (1)	$(8)	$(20)	$(28)
Other	(21)	(2)	(25)

TOTAL	$(29)	$(22)	$(53)

(1)

There were no credit losses on fixed maturities for which a portion of the impairment was recognized in other comprehensive income.

The Company recognized pre-tax gains of $3 million in 2013, compared with pre-tax gains of $5 million in 2012 and pre-tax losses of $7 million in 2011 on hybrid securities.

Realized investment gains in other investments, including derivatives, in 2013 and 2011, primarily represented gains on sale of real estate properties held in joint ventures.

Realized investment gains that are excluded from the Company's revenues for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Separate accounts	$417	$206	$210
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$9	$21	$8

Sales information for available-for-sale fixed maturities and equity securities for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Proceeds from sales	$1,775	$591	$876
Gross gains on sales	$102	$37	$53
Gross losses on sales	$4	$2	$7

100    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 15  Debt

(In millions)	2013	2012

Short-term:
Commercial paper	$100	$200
Current maturities of long-term debt	41	1
Other	92	-

TOTAL SHORT-TERM DEBT	$233	$201

Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	299
4% Notes due 2022	744	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	65	38

TOTAL LONG-TERM DEBT	$5,014	$4,986

As described in Note 3, the Company acquired HealthSpring on January 31, 2012. At the acquisition date, HealthSpring had $326 million of debt outstanding. In accordance with debt covenants, HealthSpring's debt obligation was paid immediately following the acquisition. This repayment is reported as a financing activity in the statement of cash flows for the year ended December 31, 2012.

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks having approximately 35% of the commitment and the remainder spread among 13 banks. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2013, the Company had $6.0 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $39 million issued as of December 31, 2013.

On November 10, 2011, the Company issued $2.1 billion of long-term debt as follows: $600 million of 5-Year Notes due November 15, 2016 at a stated interest rate of 2.75% ($600 million, net of discount, with an effective interest rate of 2.936% per year), $750 million of 10-Year Notes due February 15, 2022 at a stated interest rate of 4% ($743 million, net of discount, with an effective interest rate of 4.346% per year) and $750 million of 30-Year Notes due February 15, 2042 at a stated interest rate of 5.375% ($750 million, net of discount, with an effective interest rate of 5.542% per year). Interest is payable semi-annually for the 5-Year, 10-Year and 30-Year Notes. The proceeds of this debt were used to fund the HealthSpring acquisition in January 2012.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at the applicable Treasury rate plus 30 basis points (5-Year 2.75% Notes due 2016), 35 basis points (10-Year 4% Notes due 2022), or 40 basis points (30-Year 5.375% Notes due 2042).

In March 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million, net of discount, with an effective interest rate of 4.683% per year) and $300 million of 30-Year Notes due March 15, 2041 at a stated interest rate of 5.875% ($298 million, net of discount, with an effective interest rate of 6.008% per year). Interest is payable semi-annually. The proceeds of this debt were used for general corporate purposes, including the repayment of debt maturing in 2011.

The Company may redeem these Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•

100% of the principal amount of the Notes to be redeemed; or

•

the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at the applicable Treasury rate plus 20 basis points (10-Year 4.5% Notes due 2021) or 25 basis points (30-Year 5.875% Notes due 2041).

CIGNA CORPORATION - 2013 Form 10-K    101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

During 2011, the Company repaid $449 million in maturing long-term debt.

Maturities of debt and capital leases are as follows (in millions): $133 in 2014, $28 in 2015, $618 in 2016, $253 in 2017, $131 in 2018 and the remainder in years after 2018. Interest expense on long-term debt, short-term debt and capital leases was $270 million in 2013, $268 million in 2012, and $202 million in 2011.

The Company was in compliance with its debt covenants as of December 31, 2013.

NOTE 16  Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2013	2012

Common: Par value $0.25 600,000 shares authorized
Outstanding – January 1	285,829	285,533
Issued for stock option and other benefit plans	3,319	4,695
Repurchase of common stock	(13,622)	(4,399)

Outstanding – December 31	275,526	285,829
Treasury stock	90,619	80,316

ISSUED – DECEMBER 31	366,145	366,145

On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds of $650 million ($629 million net of underwriting discount and fees) were used to partially fund the HealthSpring acquisition in January 2012.

The Company maintains a share repurchase program that was authorized by its Board of Directors. The decision to repurchase shares depends on market conditions and alternative uses of capital. The Company has, and may continue from time to time, to repurchase shares on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods.

In 2013 we repurchased 13.6 million shares for $1.0 billion. From January 1, 2014 through February 26, 2014 we repurchased 5.0 million shares for $411 million. On February 26, 2014, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 26, 2014 was $901 million. The Company repurchased 4.4 million shares for $208 million during 2012.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2013 or 2012.

NOTE 17  Accumulated Other Comprehensive Income (Loss)

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

2013 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized depreciation securities:
Net unrealized depreciation on securities arising during the year	$(498)	$166	$(332)
Reclassification adjustment for (gains) included in shareholders' net income (realized investment gains)	(121)	43	(78)

Net unrealized depreciation, securities	$(619)	$209	$(410)

Net unrealized appreciation, derivatives	$14	$(5)	$9

Net translation of foreign currencies	$-	$13	$13

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$70	$(25)	$45
Reclassification adjustment for curtailment gain (other operating expenses)	(19)	7	(12)

Total reclassification adjustment to shareholders' net income (other operating expenses)	51	(18)	33
Net change due to valuation update and plan amendments	779	(273)	506

Net postretirement benefits liability adjustment	$830	$(291)	$539

102    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

2012 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$271	$(90)	$181
Reclassification adjustment for (gains) included in shareholders' net income (realized investment gains)	(52)	18	(34)

Net unrealized appreciation, securities	$219	$(72)	$147

Net unrealized depreciation, derivatives	$(7)	$2	$(5)

Net translation of foreign currencies	$78	$(12)	$66

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs and settlement charges (other operating expenses)	$52	$(18)	$34
Net change arising from assumption and plan changes and experience	(181)	55	(126)

Net postretirement benefits liability adjustment	$(129)	$37	$(92)

2011 (In millions)	Pre-Tax	Tax (Expense) Benefit	After- Tax

Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the year	$366	$(127)	$239
Reclassification adjustment for (gains) included in net income (realized investment gains)	(49)	18	(31)

Net unrealized appreciation, securities	$317	$(109)	$208

Net unrealized appreciation derivatives	$1	$-	$1

Net translation of foreign currencies	$(21)	$(1)	$(22)

Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$22	$(7)	$15
Net change arising from assumption and plan changes and experience	(580)	205	(375)

Net postretirement benefits liability adjustment	$(558)	$198	$(360)

NOTE 18  Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life insurance and HMO company subsidiaries are regulated by such statutory requirements. The statutory net income for the years ended, and statutory surplus as of, December 31 of the Company's life insurance and HMO subsidiaries were as follows:

(In millions)	2013	2012	2011

Net income	$1,631	$1,520	$953
Surplus	$6,316	$6,109	$5,286

The minimum statutory surplus required by regulators for the Company's life insurance and HMO company subsidiaries was approximately $2 billion as of December 31, 2013. As of December 31, 2013, statutory surplus for each of the Company's life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. As of December 31, 2013, the Company's life insurance and HMO subsidiaries had investments on deposit with state departments of insurance with statutory carrying values of $335 million. The Company's life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company's life insurance and HMO subsidiaries may make during 2014 without prior approval is approximately $772 million. Restricted net assets of the Company as of December 31, 2013, were approximately $8.4 billion. Certain life insurance subsidiaries of the Company are permitted to loan up to $600 million to the parent company without prior approval.

CIGNA CORPORATION - 2013 Form 10-K    103

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 19  Income Taxes

 A.       Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2013	2012	2011

Current taxes
U.S. income taxes	$382	$604	$320
Foreign income taxes	77	72	58
State income taxes	42	43	20

	501	719	398

Deferred taxes (benefits)
U.S. income taxes	152	131	193
Foreign income taxes	46	4	23
State income taxes	(1)	(1)	1

	197	134	217

TOTAL INCOME TAXES	$698	$853	$615

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2013	2012	2011

Tax expense at nominal rate	$761	$867	$657
Tax advantaged investments	(30)	(31)	(33)
Effect of indefinitely reinvested foreign earnings	(42)	(37)	(17)
Resolution of federal tax matters	(18)	-	(30)
State income tax (net of federal income tax benefit)	27	28	14
Other	-	26	24

TOTAL INCOME TAXES	$698	$853	$615

Consolidated pre-tax income from the Company's foreign operations was approximately 12% in 2013, 8% in 2012 and 10% in 2011.

Indefinite Reinvestment of Foreign Earnings

The Company continues to indefinitely reinvest overseas the undistributed earnings of certain foreign operations, including those of its Korea operations. As a result, income taxes are provided on the earnings of these operations using the respective foreign jurisdictions' tax rate, as compared to the higher U.S. statutory tax rate. The Company continues to evaluate this reinvestment of foreign earnings for additional jurisdictions.

The indefinite reinvestment of earnings of foreign operations resulted in an increase to shareholders' net income of $42 million in 2013 and $37 million in 2012. The Company has accumulated indefinitely reinvested foreign earnings of $1.1 billion with cumulative unrecognized deferred tax liabilities of $160 million through December 31, 2013.

Completion of IRS Examinations

In the third quarter of 2013, the Internal Revenue Service ("IRS") completed its examination of the Company's 2009 and 2010 consolidated federal income tax returns, resulting in an increase to shareholders' net income of $18 million.

In 2011, the IRS completed its examination of the Company's 2007 and 2008 consolidated federal income tax returns, resulting in an increase to shareholders' net income of $24 million.

104    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 B.       Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 are as follows:

(In millions)	2013	2012

Deferred tax assets
Employee and retiree benefit plans	$422	$765
Investments, net	25	84
Other insurance and contractholder liabilities	407	486
Deferred gain on sale of businesses	39	39
Policy acquisition expenses	142	147
Other accrued liabilities	157	164
Bad debt expense	24	21
Other	40	42

Deferred tax assets before valuation allowance	1,256	1,748
Valuation allowance for deferred tax assets	(49)	(42)

Deferred tax assets, net of valuation allowance	1,207	1,706

Deferred tax liabilities
Depreciation and amortization	700	704
Foreign operations, net	162	147
Unrealized appreciation on investments and foreign currency translation	253	481

Total deferred tax liabilities	1,115	1,332

NET DEFERRED INCOME TAX ASSETS	$92	$374

Management believes that consolidated taxable income expected to be generated in the future will be sufficient to realize the Company's net deferred tax asset. Substantially all of the Company's deferred tax benefits may be carried forward indefinitely. The Company establishes a valuation allowance when it determines it is more likely than not that a deferred tax asset will not be realized. Valuation allowances have been established for certain deferred tax assets that are evaluated for realization on a separate entity basis, rather than considering consolidated results.

C.       Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(In millions)	2013	2012	2011

Balance at January 1,	$51	$52	$177
Decrease due to prior year positions	(35)	(5)	(113)
Increase due to current year positions	6	7	7
Reduction related to settlements with taxing authorities	-	-	(17)
Reduction related to lapse of applicable statute of limitations	(5)	(3)	(2)

BALANCE AT DECEMBER 31,	$17	$51	$52

Unrecognized tax benefits decreased $34 million in 2013 of which $16 million increased shareholders' net income. The decrease was primarily attributable to completion of the IRS examination of the Company's 2009 and 2010 consolidated federal income tax returns.

The Company classifies net interest expense on uncertain tax positions and any applicable penalties as a component of income tax expense, but excludes these amounts from the liability for uncertain tax positions. The Company's liability for net interest and penalties was immaterial at December 31, 2013, 2012 and 2011.

D.       Federal Income Tax Examinations, Litigation and Other Matters

The Company's long-standing dispute with the IRS for tax years 2004 through 2006, regarding the appropriate reserve methodology for certain reinsurance contracts, has been resolved. On February 28, 2013, the United States Tax Court entered its decision on this matter for the 2004 tax year, finding the Company had an overpayment of federal income tax for the period. The refund was received on June 24, 2013. On January 9, 2013, the United States Tax Court entered its decision on this matter for the 2005 and 2006 tax years, finding that the Company had no additional tax liability for these years. There are no outstanding IRS related matters with regard to the 2007 and 2008 tax years.

CIGNA CORPORATION - 2013 Form 10-K    105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The IRS has completed their examination of the Company's 2009 and 2010 tax years. Two issues could not be resolved at the examination level that related to the timing of income tax deductions. On October 22, 2013, the Company filed a formal protest challenging the IRS positions on the two disputed matters. The IRS has since agreed to withdraw its challenge relating to one of these matters and is expected to re-issue the revenue agents report. The Company continues efforts to resolve the second matter.

The Company conducts business in numerous state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state audit activity is expected for tax years prior to 2009, and prior to 2003 for foreign audit activity.

NOTE 20  Employee Incentive Plans

The People Resources Committee ("the Committee") of the Board of Directors awards stock options, restricted stock, deferred stock and strategic performance shares to certain employees. The Committee has issued common stock instead of cash compensation and dividend equivalent rights to a very limited extent, as part of restricted and deferred stock units. The Company issues shares from Treasury stock for option exercises, awards of restricted stock grants and payment of strategic performance shares, deferred stock units and restricted stock units.

As explained further in Note 3, in connection with the HealthSpring acquisition on January 31, 2012, HealthSpring employees' awards of options and restricted shares of HealthSpring stock were rolled over to Cigna stock options and restricted stock. Unless otherwise indicated, information in this footnote includes the effect of the HealthSpring rollover awards.

Compensation cost and related tax benefits  for these awards were as follows:

(In millions)	2013	2012	2011

Compensation cost	$88	$98	$61
Tax benefits	$25	$26	$14

The Company had the following number of common stock shares available for award at December 31: 13.2 million in 2013, 8.4 million in 2012 and 11.7 million in 2011.

Stock options.    The Company awards options to purchase the Company's common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date.

The table below shows the status of, and changes in, common stock options during the last three years:

	2013		2012		2011

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	8,951	$36.29	9,581	$33.92	12,093	$31.10
Granted	1,890	$58.84	3,446	$28.29	1,546	$42.36
Exercised	(3,107)	$34.99	(3,740)	$22.72	(3,480)	$27.93
Expired or canceled	(384)	$43.86	(336)	$37.85	(578)	$33.61

OUTSTANDING – DECEMBER 31	7,350	$42.24	8,951	$36.29	9,581	$33.92

Options exercisable at year-end	4,217	$35.84	5,731	$34.93	6,147	$34.94

Compensation expense of $25 million related to unvested stock options at December 31, 2013 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2013	2012	2011

Intrinsic value of options exercised	$105	$95	$53
Cash received for options exercised	$109	$85	$97
Excess tax benefits realized from options exercised	$23	$15	$10

106    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes information for outstanding common stock options at December 31, 2013:

(Dollars in millions, except per share amounts)	Options Outstanding	Options Exercisable

Number (in thousands)	7,350	4,217
Total intrinsic value	$333	$218
Weighted average exercise price	$42.24	$35.84
Weighted average remaining contractual life	6.5	5.0

Excluding the HealthSpring rollover options issued in 2012, the weighted average fair value of options granted under employee incentive plans was $19.81 for 2013, $14.99 for 2012 and $13.96 for 2011, using the Black-Scholes option-pricing model and the assumptions presented in the following table. See Note 3 for additional information regarding the valuation of the HealthSpring rollover awards.

	2013	2012	2011

Dividend yield	0.1%	0.1%	0.1%
Expected volatility	40.0%	40.0%	40.0%
Risk-free interest rate	0.7%	0.8%	1.7%
Expected option life	4.5 years	4.5 years	4 years

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

Restricted stock.    The Company awards restricted stock to its employees or directors with vesting periods ranging from two to five years. These awards are generally in one of two forms: restricted stock grants or restricted stock units. Restricted stock grants are the most widely used form of restricted stock award and are used for substantially all U.S.-based employees receiving such awards. Recipients of restricted stock grants accumulate dividends and can vote during the vesting period, but forfeit their awards and accumulated dividends if their employment terminates before the vesting date. Awards of restricted stock units are generally limited to overseas employees. A restricted stock unit represents a right to receive a common share of stock when the unit vests. Recipients of restricted stock units are entitled to accumulate hypothetical dividends, but cannot vote during the vesting period. They forfeit their units and accumulated dividends if their employment terminates before the vesting date.

The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

	2013		2012		2011

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	4,064	$35.00	4,246	$28.88	4,306	$27.70
Awarded	525	$59.36	1,563	$44.37	945	$42.62
Vested	(1,480)	$30.24	(1,485)	$27.60	(564)	$42.79
Forfeited	(265)	$39.46	(260)	$33.61	(441)	$28.99

OUTSTANDING – DECEMBER 31	2,844	$41.56	4,064	$35.00	4,246	$28.88

The fair value of vested restricted stock was: $94 million in 2013, $66 million in 2012 and $24 million in 2011.

At the end of 2013, approximately 3,200 employees held 2.8 million restricted stock grants and units with $58 million of related compensation expense to be recognized over the next three years (weighted average period).

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

CIGNA CORPORATION - 2013 Form 10-K    107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The table below shows the status of, and changes in, strategic performance shares during the last three years:

	2013		2012		2011

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,600	$41.92	834	$39.45	430	$34.73
Awarded	616	$59.84	842	$44.49	529	$42.92
Vested	(448)	$36.88	–	$–	–	$–
Forfeited	(196)	$47.52	(76)	$43.39	(125)	$37.92

OUTSTANDING – DECEMBER 31	1,572	$49.67	1,600	$41.92	834	$39.45

The fair value of vested strategic performance shares was $42 million in 2013. No strategic performance shares vested in 2012 and 2011.

At the end of 2013, approximately 1,100 employees held 1.6 million strategic performance shares and $33 million of related compensation expense was expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2014 and 2015.

NOTE 21  Leases and Rentals

The Company's operating leases are primarily for office space. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Rental expenses for operating leases amounted to $120 million in 2013, $130 million in 2012 and $115 million in 2011. As of December 31, 2013, future net minimum rental payments under non-cancelable operating leases were approximately $641 million, payable as follows (in millions): $131 in 2014, $127 in 2015, $105 in 2016, $75 in 2017, $59 in 2018 and $144 thereafter.

The Company also has capital lease arrangements. See Note 8 and Note 15 for further information on assets recorded under capital leases and the related obligations.

NOTE 22  Segment Information

The financial results of the Company's businesses are reported in the following segments:

Global Health Care  aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment:

•

The Commercial operating segment encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups, and individuals. Products and services include medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.

•

The Government operating segment offers Medicare Advantage and Medicare Part D plans to seniors and Medicaid plans.

Global Supplemental Benefits  includes supplemental health, life and accident insurance products offered in selected international markets and in the U.S.

Group Disability and Life  provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

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

•

run-off settlement annuity business.

Corporate  reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with its frozen pension plans, certain corporate project and overhead costs.

The Company measures the financial results of its segments using "segment earnings (loss)", defined as shareholders' income (loss) from continuing operations before after-tax realized investment results. The Company determines segment earnings (loss) consistent with accounting policies used in preparing the consolidated financial statements, except that amounts included in Corporate are not allocated to segments. The Company allocates certain other operating expenses, such as systems and other key corporate overhead expenses, on systematic bases. Income taxes are generally computed as if each segment were filing a separate income tax return. The Company does not report total assets by segment as this is not a metric used to allocate resources or evaluate segment performance.

108    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31 was as follows:

(In millions)	2013	2012	2011

Global Health Care
Premiums and fees:
Medical:
Guaranteed cost	$4,463	$4,256	$4,176
Experience-rated	2,292	2,022	1,934
Stop loss	1,907	1,672	1,451
International health care	1,752	1,648	1,344
Dental	1,139	1,005	894
Medicare	5,639	4,969	489
Medicaid	317	207	–
Medicare Part D	1,387	1,421	685
Other	730	677	600

Total medical	19,626	17,877	11,573
Fees	3,307	3,096	2,870

Total premiums and fees	22,933	20,973	14,443
Mail order pharmacy revenues	1,827	1,623	1,447
Other revenues	211	225	236
Net investment income	325	259	263

Segment revenues	$25,296	$23,080	$16,389
Depreciation and amortization	$529	$516	$314
Income taxes	$822	$793	$616
Segment earnings	$1,517	$1,418	$1,105

Global Supplemental Benefits
Premiums and fees	$2,513	$1,984	$1,528
Other revenues	26	21	15
Net investment income	100	90	83

Segment revenues	$2,639	$2,095	$1,626
Depreciation and amortization	$50	$29	$14
Income taxes	$50	$36	$36
Equity in income of investees	$17	$10	$15
Segment earnings	$175	$142	$97

Group Disability and Life
Premiums and fees:
Life	$1,552	$1,426	$1,333
Disability	1,616	1,413	1,268
Other	257	270	256

Total	3,425	3,109	2,857
Other revenues	1	–	–
Net investment income	321	300	291

Segment revenues	$3,747	$3,409	$3,148
Depreciation and amortization	$14	$11	$11
Income taxes	$101	$116	$113
Segment earnings	$259	$279	$295

Run-off Reinsurance
Premiums and fees and other revenues	$(38)	$(98)	$20
Net investment income	19	102	103

Segment revenues	$(19)	$4	$123
Income tax benefits	$(262)	$–	$(99)
Segment loss	$(488)	$–	$(183)

Other Operations
Premiums and fees and other revenues	$152	$155	$169
Net investment income	389	388	400

Segment revenues	$541	$543	$569
Depreciation and amortization	$1	$1	$2
Income taxes	$25	$43	$29
Segment earnings	$94	$82	$89

CIGNA CORPORATION - 2013 Form 10-K    109

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	2013	2012	2011

Corporate
Other revenues and eliminations	$(47)	$(61)	$(58)
Net investment income	10	5	6

Segment revenues	$(37)	$(56)	$(52)
Depreciation and amortization	$3	$3	$4
Income tax benefits	$(110)	$(148)	$(101)
Segment loss	$(222)	$(329)	$(184)

Realized investment gains
Realized investment gains	$213	$44	$62
Income taxes	72	13	21

Realized investment gains net of taxes and noncontrolling interest	$141	$31	$41

Total
Premiums and fees and other revenues	$29,176	$26,308	$19,210
Mail order pharmacy revenues	1,827	1,623	1,447
Net investment income	1,164	1,144	1,146
Realized investment gains	213	44	62

Total revenues	$32,380	$29,119	$21,865
Depreciation and amortization	$597	$560	$345
Income taxes	$698	$853	$615
Segment earnings	$1,335	$1,592	$1,219
Realized investment gains, net of taxes and noncontrolling interest	$141	$31	$41

Shareholders' net income	$1,476	$1,623	$1,260

Revenue from external customers includes premiums and fees, mail order pharmacy revenues and other revenues. The following table presents these revenues by product type for the years ended December 31:

(In millions)	2013	2012	2011

Medical	$22,933	$20,973	$14,443
Disability	1,616	1,413	1,268
Supplemental Health, Life, and Accident	4,322	3,680	3,117
Mail order pharmacy	1,827	1,623	1,447
Other	305	242	382

TOTAL	$31,003	$27,931	$20,657

Revenues from external customers by geographic location were as follows for the years ended December 31:

(In millions)	2013	2012	2011

U.S.	$27,868	$25,217	$18,522
South Korea	1,277	1,076	909
All other foreign	1,858	1,638	1,226

TOTAL	$31,003	$27,931	$20,657

As a percentage of consolidated revenues, premiums and fees from CMS were 22.0% in 2013, 21.9% in 2012 and 4.6% in 2011. These amounts were reported in the Government operating segment included in the Global Health Care reporting segment.

NOTE 23  Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A.       Financial Guarantees: Retiree and Life Insurance Benefits

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (see Note 7 for additional information) has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2013, employers maintained assets that exceeded the benefit obligations. Benefit

110    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

obligations under these arrangements were $514 million as of December 31, 2013. As of December 31, 2013, approximately 14% of these guarantees are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2013. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 10 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B.       Guaranteed Minimum Income Benefit Contracts

Effective with the reinsurance agreement entered into on February 4, 2013, the Company has retrocessional coverage in place that covers the exposures on these contracts. See Notes 7, 10 and 12 for further information on GMIB contracts.

Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of these contracts. Accordingly, the Company's maximum potential undiscounted future payment of $760 million, without considering any retrocessional coverage, was determined using the following hypothetical assumptions:

•

no annuitants surrendered their accounts;

•

all annuitants lived to elect their benefit;

•

all annuitants elected to receive their benefit on the next available date (2014 through 2019); and

•

all underlying mutual fund investment values remained at the December 31, 2013 value of $1.2 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

C.       Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $265 million as of December 31, 2013, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2014 through 2042. The Company's indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2013.

As of December 31, 2013, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease. Guarantees of $16 million expire in 2016 and $25 million expire in 2025. The Company had liabilities for these guarantees of $5 million as of December 31, 2013.

The Company had indemnification obligations as of December 31, 2013 in connection with acquisition, disposition and reinsurance transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2013.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

D.       Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the year ended December 31, 2013 and 2012, charges related to guaranty fund assessments were immaterial to the Company's results of operations.

The Company is aware of an insurer that is in rehabilitation, an intermediate action before insolvency. In 2012, the state court denied the regulator's amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer. The regulator has appealed the court's decision. During the second quarter of 2013, the regulator submitted a rehabilitation plan to the court that calls for significant benefit reductions to current policyholders. If the rehabilitation plan is approved by the court, guaranty fund payments may be required to restore to policyholders some of the benefit reductions mandated by the rehabilitation plan. In addition, if the actions taken in the rehabilitation plan fail to improve this insurer's financial condition, or if the state court's ruling is overturned on appeal, this insurer may be forced to liquidate. In that event, the Company would be required to pay additional future assessments.

CIGNA CORPORATION - 2013 Form 10-K    111

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Due to the uncertainties surrounding this matter, the Company is unable to estimate the amount of potential guaranty fund assessments. The Company will continue to monitor this situation.

E.       Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory and IRS audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business, including payments to providers and benefit level disputes. These legal actions may include benefit claims, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, tax matters, privacy, intellectual property claims and real estate related disputes. Litigation of income tax matters is accounted for under FASB's accounting guidance for uncertain income tax positions. Further information on income tax matters can be found in Note 19. Also, there are currently, and may be in the future, attempts to bring class action lawsuits against the industry.

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Labor and Justice, as well as the courts. Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices. Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the Centers for Medicare and Medicaid Services ("CMS") and the Office of Inspector General ("OIG"). With respect to Cigna's Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation Audits or RADV audits), that may result in retrospective adjustments to payments made to health plans. Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participation in government programs.

Regulation, legislation and judicial decisions have resulted in changes to industry and the Company's business practices, financial liability or other sanctions and will continue to do so in the future.

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed. In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to income. The amount accrued represents the Company's best estimate of the probable loss at the time. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range. In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss. In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously. Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. The Company had pre-tax reserves as of December 31, 2013 of $189 million ($123 million after-tax) for the matters discussed below. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation. On December 18, 2001, Janice Amara filed a class action lawsuit, captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. Cigna Corporation and Cigna Pension Plan, in the United States District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan on behalf of herself and other similarly situated participants in the Cigna Pension Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations including, among other things, that the Plan's cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that these conditions are not adequately disclosed in the Plan.

In 2008, the court issued a decision finding in favor of Cigna Corporation and the Cigna Pension Plan on the age discrimination and wear-away claims. However, the court found in favor of the plaintiffs on many aspects of the disclosure claims and ordered an

112    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

enhanced level of benefits from the existing cash balance formula for the majority of the class, requiring class members to receive their frozen benefits under the pre-conversion Cigna Pension Plan and their post-1997 accrued benefits under the post-conversion Cigna Pension Plan. The court also ordered, among other things, pre-judgment and post-judgment interest.

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

On December 20, 2012, the court issued a decision awarding equitable relief to the class. The court's order requires the Company to reform the pension plan to provide a substantially identical remedy to that ordered in 2008. Both parties appealed the order and the judge stayed implementation of the order pending resolution of the appeals. The Company will continue to vigorously defend its position in this case.

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

The Company was named as a defendant in a number of putative nationwide class actions asserting that due to the use of data from Ingenix, Inc., the Company improperly underpaid claims, an industry-wide issue. All of the class actions were consolidated into Franco v. Connecticut General Life Insurance Company et al. that is pending in the United States District Court for the District of New Jersey. The consolidated amended complaint, filed on August 7, 2009, asserts claims under ERISA, the RICO statute, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations.

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

Adventist Health System. The Company defended itself in an arbitration filed in February 2011 under the rules of the American Arbitration Association titled Adventist Health System v. Cigna HealthCare of Florida, et. al. Adventist alleged that it was under-reimbursed by Cigna under an Orlando-based contract between the parties that expired in 2009. The Company has denied the claims in the arbitration. In October 2013, the parties settled this matter.

Regulatory Matters

Disability claims regulatory matter. Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated multi-state examinations that target specific market practices in addition to regularly recurring single state examinations of an insurer's overall operations. The Company has been subject to such an examination and, during the second quarter of 2013, finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the "monitoring states") related to the Company's long-term disability claims handling practices.

The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition that are similar to those imposed on other companies through regulatory actions or settlements; (2) monitoring the Company's implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the reassessment period is three years.

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

CIGNA CORPORATION - 2013 Form 10-K    113

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2013 and December 31, 2012. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

		Three Months Ended

	(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31

	Consolidated Results
	2013
	Total revenues	$8,183		$7,980		$8,066		$8,151
	Income before income taxes	74		767		799		536
	Shareholders' net income	57	(1)	505	(2)	553		361	(3)
	Shareholders' net income per share:
	Basic	0.20		1.79		1.99		1.32
	Diluted	0.20		1.76		1.95		1.29
	2012
	Total revenues	$6,754		$7,422		$7,323		$7,620
	Income before income taxes	552		588		718		619
	Shareholders' net income	371	(4)	380	(5)	466	(6)	406	(7)
	Shareholders' net income per share:
	Basic	1.30		1.33		1.64		1.43
	Diluted	1.28		1.31		1.61		1.41
	Stock and Dividend Data
	2013
Price range of common stock	– high	$63.19		$73.13		$84.68		$88.57
	– low	$53.91		$61.88		$71.12		$72.64
	Dividends declared per common share	$0.04		$–		$–		$–
	2012
Price range of common stock	– high	$49.89		$49.63		$47.92		$54.53
	– low	$41.27		$42.21		$39.34		$47.31
	Dividends declared per common share	$0.04		$–		$–		$–

(1)

The first quarter of 2013 includes an after-tax gain of $25 for the GMIB business, an after-tax charge of $507 million for the transaction with Berkshire to effectively exit the Run-off Reinsurance business, and an after-tax charge of $51 million related to the disability claims regulatory matter in the Group Disability and Life segment.

(2)

The second quarter of 2013 includes an after-tax charge of $24 million for the Pharmacy Benefits Manager ("PBM") partnering agreement with Catamaran.

(3)

The fourth quarter of 2013 includes an after-tax charge of $40 million for an organizational efficiency plan.

(4)

The first quarter of 2012 includes an after-tax gain of $41 million for the GMIB business, an after-tax charge of $28 million for costs associated with acquisitions, and an after-tax charge of $13 million for costs associated with a litigation matter in Global Health Care.

(5)

The second quarter of 2012 includes an after-tax loss of $51 million for the GMIB business.

(6)

The third quarter of 2012 includes an after-tax gain of $32 million for the GMIB business, an after-tax charge of $12 million for costs associated with acquisitions, and an after-tax charge of $50 million for costs associated with an organizational efficiency plan.

(7)

The fourth quarter of 2012 includes an after-tax gain of $7 million for the GMIB business and an after-tax charge of $68 million for litigation matters.

114    CIGNA CORPORATION - 2013 Form 10-K

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

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2013.

The Company's independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 60 in this Form 10-K.

Changes in Internal Control Over Financial Reporting

During the period covered by this report, there have been no changes in Cigna's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Cigna's internal control over financial reporting.

ITEM 9B.  Other Information

None.

CIGNA CORPORATION - 2013 Form 10-K    115

Back to Contents

PART III

ITEM 10.  Directors and Executive Officers of the Registrant

A.  Directors of the Registrant

The information under the captions "Board of Directors' Nominees," "Directors Who Will Continue in Office," and "Board Meetings" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

B.  Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 27 in this Form 10-K.

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

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

ITEM 11.  Executive Compensation

The information under the captions "Non-Employee Director Compensation," "Report of the People Resources Committee," "Compensation Discussion and Analysis" and "Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

116    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2013:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	10,693,149	$42.24	13,568,874
Equity Compensation Plans Not Approved by Security Holders	-	-	-

TOTAL	10,693,149	$42.24	13,568,874

(1)

Includes, in addition to outstanding stock options, 107,108 restricted stock units, 88,807 deferred shares, 2,388 director deferred share units that settle in shares and 3,144,750 strategic performance shares, which are reported at the maximum 200% payout rate. Also includes 788,808 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan and 26,304 shares of common stock underlying stock option awards granted under the NewQuest Holdings, Inc. 2005 Stock Option Plan, each of which was approved by the applicable company's shareholders before Cigna's acquisition of HealthSpring in January 2012.

(2)

The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $17.22. Excluding these assumed options results in a weighted-average exercise price of $45.36.

(3)

Includes 373,870 shares of common stock available as of the close of business December 31, 2013 for future issuance under the Cigna Directors Equity Plan and 13,195,004 shares of common stock available as of the close of business on December 31, 2013 for future issuance under the Cigna Long-Term Incentive Plan as shares of restricted stock, strategic performance shares, shares in payment of dividend equivalent rights, shares in lieu of cash payable under the Company's other short- and long-term incentive compensation plans and non-tax qualified supplemental retirement benefit plans, or shares in payment of SPSs or SPUs.

The information under the captions "Ownership of Cigna Common Stock – Stock held by Directors, Nominees and Executive Officers" and "Ownership of Common Stock – Largest Security Holders" in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information under the captions "Corporate Governance – Certain Transactions" and "Corporate Governance – Director Independence" in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

ITEM 14.  Principal Accounting Fees and Services

The information under the captions "Policy for the Pre-Approval of Audit and Non-Audit Services" and "Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2014 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2013 Form 10-K    117

Back to Contents

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)
(1)  The following Financial Statements appear on pages 60 through 113:

          Report of Independent Registered Public Accounting Firm.

          Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011.

          Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011.

          Consolidated Balance Sheets as of December 31, 2013 and 2012.

  Consolidated Statements of Changes in Total Equity for the years ended December 31, 2013, 2012 and 2011.

  Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

  Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

118    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15 Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 27, 2014
By:	/s/ Thomas A. McCarthy
Thomas A. McCarthy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2014.

Signature	Title

/s/ David M. Cordani	Chief Executive Officer and Director (Principal Executive Officer)

David M. Cordani
/s/ Thomas A. McCarthy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Thomas A. McCarthy
/s/ Mary T. Hoeltzel	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Mary T. Hoeltzel
/s/ Eric J. Foss	Director

Eric J. Foss
/s/ Isaiah Harris, Jr.	Chairman of the Board

Isaiah Harris, Jr.
/s/ Jane E. Henney, M.D.	Director

Jane E. Henney, M.D.
/s/ Roman Martinez IV	Director

Roman Martinez IV
/s/ John M. Partridge	Director

John M. Partridge
/s/ James E. Rogers	Director

James E. Rogers
/s/ Joseph P. Sullivan	Director

Joseph P. Sullivan
/s/ Eric C. Wiseman	Director

Eric C. Wiseman
/s/ Donna F. Zarcone	Director

Donna F. Zarcone
/s/ William D. Zollars	Director

William D. Zollars

CIGNA CORPORATION - 2013 Form 10-K    119

Back to Contents

INDEX TO FINANCIAL STATEMENT SCHEDULES
ITEM 15 Exhibits and Financial Statement Schedules

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2013 Form 10-K    FS-1

Back to Contents

PART IV
ITEM 15 Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm
on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2014 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 27, 2014

FS-2    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule I – Summary of Investments – Other Than Investments in Related Parties
December 31, 2013

Type of Investment (In millions)	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$640	$880	$880
States, municipalities and political subdivisions	1,983	2,144	2,144
Foreign governments	1,392	1,444	1,444
Public utilities	90	92	92
All other corporate bonds	10,176	10,849	10,849
Asset backed securities:
United States government agencies mortgage-backed	77	76	76
Other mortgage-backed	76	77	77
Other asset-backed	799	884	884
Redeemable preferred stocks	40	40	40

TOTAL FIXED MATURITIES	15,273	16,486	16,486

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	57	64	64
Non redeemable preferred stocks	89	77	77

TOTAL EQUITY SECURITIES	146	141	141

Commercial mortgage loans on real estate	2,252		2,252
Policy loans	1,485		1,485
Real estate investments	97		97
Other long-term investments	1,250		1,273
Short-term investments	631		631

TOTAL INVESTMENTS	$21,134		$22,365

CIGNA CORPORATION - 2013 Form 10-K    FS-3

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation – (Registrant)

Statements of Income

	For the years ended December 31,
(In millions)	2013	2012	2011

Operating expenses:
Interest	$264	$262	$195
Intercompany interest	2	-	19
Other	69	190	92

TOTAL OPERATING EXPENSES	335	452	306

Loss before income taxes	(335)	(452)	(306)
Income tax benefit	(109)	(143)	(107)

Loss of parent company	(226)	(309)	(199)
Equity in income of subsidiaries	1,702	1,932	1,459

SHAREHOLDERS' NET INCOME	1,476	1,623	1,260

Shareholders' other comprehensive income (loss):
Net unrealized (depreciation) appreciation on securities:
Fixed maturities	(410)	144	210
Equity securities	–	3	(2)

Net unrealized (depreciation) appreciation on securities	(410)	147	208
Net unrealized appreciation (depreciation), derivatives	9	(5)	1
Net translation of foreign currencies	13	66	(22)
Postretirement benefits liability adjustment	539	(92)	(360)

Shareholders' other comprehensive income (loss)	151	116	(173)

SHAREHOLDERS' COMPREHENSIVE INCOME	$1,627	$1,739	$1,087

See Notes to Financial Statements on the following pages.

FS-4    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,
(In millions)	2013		2012

ASSETS:
Cash and cash equivalents		$-		$115
Investments in subsidiaries		16,932		16,125
Intercompany		40		37
Other assets		435		729

TOTAL ASSETS		$17,407		$17,006

LIABILITIES:
Intercompany		$1,043		$289
Short-term debt		100		200
Long-term debt		4,871		4,870
Other liabilities		826		1,878

TOTAL LIABILITIES		6,840		7,237

SHAREHOLDERS' EQUITY:
Common stock (shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,356		3,295
Net unrealized appreciation – fixed maturities	$473		$883
Net unrealized appreciation – equity securities	4		4
Net unrealized depreciation – derivatives	(19)		(28)
Net translation of foreign currencies	82		69
Postretirement benefits liability adjustment	(1,060)		(1,599)

Accumulated other comprehensive loss		(520)		(671)
Retained earnings		13,676		12,330
Less treasury stock, at cost		(6,037)		(5,277)

TOTAL SHAREHOLDERS' EQUITY		10,567		9,769

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY		$17,407		$17,006

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2013 Form 10-K    FS-5

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

 Statements of Cash Flows

	For the years ended December 31,
(In millions)	2013	2012	2011

Cash Flows from Operating Activities:
Shareholders' Net Income	$1,476	$1,623	$1,260
Adjustments to reconcile shareholders' net income to net cash provided by operating activities:
Equity in income of subsidiaries	(1,702)	(1,932)	(1,459)
Dividends received from subsidiaries	506	671	1,135
Other liabilities	(245)	(213)	(296)
Other, net	63	191	(92)

Net cash provided by operating activities	98	340	548

Cash Flows from Investing Activities:
Other, net	–	(19)	–

Net cash used in investing activities	–	(19)	–
Cash Flows from Financing Activities:
Net change in amounts due to / from affiliates	751	(208)	(3,258)
Net change in short-term debt	(100)	100	–
Net proceeds on issuance of long-term debt	–	–	2,661
Repayment of long-term debt	–	–	(449)
Issuance of common stock	150	121	734
Common dividends paid	(11)	(11)	(11)
Repurchase of common stock	(1,003)	(208)	(225)

Net cash used in financing activities	(213)	(206)	(548)
Net increase (decrease) in cash and cash equivalents	(115)	115	–
Cash and cash equivalents, beginning of year	115	–	–

Cash and cash equivalents, end of year	$–	$115	$–

See Notes to Financial Statements on the following pages.

FS-6    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

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

Note 2 – Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2013	December 31, 2012

Short-term:
Commercial Paper	$100	$200

TOTAL SHORT-TERM DEBT	$100	$200

Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020	249	249
5.125% Notes due 2020	299	299
4.5% Notes due 2021	299	299
4% Notes due 2022	744	743
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750

TOTAL LONG-TERM DEBT	$4,871	$4,870

In December 2012, the Company extended the life of its June 2011 five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement is diversified among 16 banks, with 3 banks having approximately 35% of the commitment and the remainder spread among 13 banks. The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017. The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit. This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of December 31, 2013, the Company had $6.0 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. There were letters of credit of $39 million issued as of December 31, 2013.

On November 10, 2011, the Company issued $2.1 billion of long-term debt as follows: $600 million of 5-Year Notes due November 15, 2016 at a stated interest rate of 2.75% ($600 million, net of discount, with an effective interest rate of 2.936% per year), $750 million of 10-Year Notes due February 15, 2022 at a stated interest rate of 4% ($743 million, net of discount, with an effective interest rate of 4.346% per year) and $750 million of 30-Year Notes due February 15, 2042 at a stated interest rate of 5.375% ($750 million, net of discount, with an effective interest rate of 5.542% per year). Interest is payable on May 15 and November 15 of each year beginning May 15, 2012 for the 5-Year Notes and February 15 and August 15 of each year beginning February 15, 2012 for the 10-Year and 30-Year Notes. The proceeds of this debt were used to fund the HealthSpring acquisition in 2012.

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

In March 2011, the Company issued $300 million of 10-Year Notes due March 15, 2021 at a stated interest rate of 4.5% ($298 million,

CIGNA CORPORATION - 2013 Form 10-K    FS-7

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

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

Maturities of debt are as follows (in millions): none in 2014 and 2015, $600 in 2016, $250 in 2017, $131 in 2018 and the remainder in years after 2018. Interest expense on long-term and short-term debt was $264 million in 2013, $262 million in 2012, and $195 million in 2011. Interest paid on long-term and short-term debt was $259 million in 2013, $242 million in 2012, and $179 million in 2011.

The Company was in compliance with its debt covenants as of December 31, 2013.

Note 3 – Intercompany liabilities consist primarily of loans payable to Cigna Holdings, Inc. of $ 1,043 million as of December 31, 2013 and $289 million as of December 31, 2012. The proceeds of the debt issuance in November 2011 of $2.1 billion (see Note 2) and the equity issuance of $629 million (see Note 5) were used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in 2012. Interest was accrued at an average monthly rate of 0.59% for 2013 and 0.71% for 2012.

Note 4 – As of December 31, 2013, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly owned subsidiaries as follows:

•

The Company has arranged for bank letters of credit in the amount of $3 million to provide collateral in support of its indirect wholly owned subsidiaries.

•

Various indirect, wholly-owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2013 was $75 million.

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

•

The Company has arranged a $23 million letter of credit in support of Cigna Europe Insurance Company, an indirect wholly-owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. Cigna Europe Insurance Company is the holder of the letters of credit.

•

The Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company's reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2013, the reserve was $25 million.

In 2013, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company's results of operations, liquidity or financial condition.

Note 5 – On November 16, 2011, the Company issued 15.2 million shares of its common stock at $42.75 per share. Proceeds were $650 million ($629 million net of underwriting discount and fees) and used to reduce the intercompany loan payable balance with Cigna Holdings and ultimately used to fund the HealthSpring acquisition in January 2012.

FS-8    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

Segment (In millions)	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims	Unearned premiums and fees

Year Ended December 31, 2013:
Global Health Care	$20	$197	$2,050	$116
Global Supplemental Benefits	1,323	2,525	305	419
Group Disability and Life	1	1,615	3,739	23
Run-off Reinsurance	–	1,400	126	–
Other Operations	51	12,039	134	22
Corporate	–	–	(6)	–

TOTAL	$1,395	$17,776	$6,348	$580

Year Ended December 31, 2012:
Global Health Care	$19	$175	$1,856	$111
Global Supplemental Benefits	1,113	2,227	306	388
Group Disability and Life	1	1,599	3,482	26
Run-off Reinsurance	–	1,094	153	–
Other Operations	65	12,678	142	24
Corporate	–	–	(21)	–

TOTAL	$1,198	$17,773	$5,918	$549

Year Ended December 31, 2011:
Global Health Care	$19	$170	$1,443	$103
Global Supplemental Benefits	729	1,255	177	346
Group Disability and Life	1	1,572	3,228	26
Run-off Reinsurance	–	1,172	240	–
Other Operations	68	12,977	160	27
Corporate	–	–	(7)	–

TOTAL	$817	$17,146	$5,241	$502

CIGNA CORPORATION - 2013 Form 10-K    FS-9

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

	Premiums and fees (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

Year Ended December 31, 2013:
Global Health Care	$22,933	$325	$15,867	$69	$7,021
Global Supplemental Benefits	2,513	100	1,310	178	924
Group Disability and Life	3,425	321	2,621	1	765
Run-off Reinsurance	1	19	700	–	31
Other Operations	104	389	367	7	48
Corporate	–	10	–	–	295

TOTAL	$28,976	$1,164	$20,865	$255	$9,084

Year Ended December 31, 2012:
Global Health Care	$20,973	$259	$14,228	$68	$6,573
Global Supplemental Benefits	1,984	90	1,005	141	770
Group Disability and Life	3,109	300	2,290	3	721
Run-off Reinsurance	21	102	16	–	(12)
Other Operations	100	388	361	6	51
Corporate	–	5	–	–	421

TOTAL	$26,187	$1,144	$17,900	$218	$8,524

Year Ended December 31, 2011:
Global Health Care	$14,443	$263	$9,125	$139	$5,404
Global Supplemental Benefits	1,528	83	754	110	628
Group Disability and Life	2,857	291	2,086	4	650
Run-off Reinsurance	24	103	140	–	265
Other Operations	114	400	385	6	60
Corporate	–	6	–	–	233

TOTAL	$18,966	$1,146	$12,490	$259	$7,240

(1)
Amounts presented are shown net of the effects of reinsurance. See Note 7 to the Consolidated Financial Statements included in this Form 10-K.

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

FS-10    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule IV – Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2013:
Life insurance in force	$781,053	$59,003	$3,459	$725,509	0.5%

Premiums and fees:
Life insurance and annuities	$2,154	$279	$28	$1,903	1.5%
Accident and health insurance	26,790	265	548	27,073	2.0%

TOTAL	$28,944	$544	$576	$28,976	2.0%

Year Ended December 31, 2012:
Life insurance in force	$710,140	$48,702	$4,435	$665,873	0.7%

Premiums and fees:
Life insurance and annuities	$2,025	$268	$29	$1,786	1.6%
Accident and health insurance	24,163	201	439	24,401	1.8%

TOTAL	$26,188	$469	$468	$26,187	1.8%

Year Ended December 31, 2011:
Life insurance in force	$606,587	$48,078	$9,163	$567,672	1.6%

Premiums and fees:
Life insurance and annuities	$1,990	$280	$40	$1,750	2.3%
Accident and health insurance	17,229	167	154	17,216	0.9%

TOTAL	$19,219	$447	$194	$18,966	1.0%

CIGNA CORPORATION - 2013 Form 10-K    FS-11

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries
Schedule V – Valuation and Qualifying Accounts and Reserves

Description (In millions)	Balance at beginning of period	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts(1)	Other deductions(2)	Balance at end of period

2013:
Investment asset valuation reserves: Commercial mortgage loans	$7	$4	$–	$(3)	$8
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$51	$–	$(2)	$(6)	$43
Deferred tax asset valuation allowance	$42	$7	$–	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4
2012:
Investment asset valuation reserves: Commercial mortgage loans	$19	$10	$–	$(22)	$7
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$45	$4	$1	$1	$51
Deferred tax asset valuation allowance	$45	$4	$(7)	$–	$42
Reinsurance recoverables	$5	$(1)	$–	$–	$4
2011:
Investment asset valuation reserves: Commercial mortgage loans	$12	$16	$–	$(9)	$19
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$49	$4	$(1)	$(7)	$45
Deferred tax asset valuation allowance	$26	$4	$15	$–	$45
Reinsurance recoverables	$10	$(5)	$–	$–	$5

(1)

2011 increase to deferred tax asset valuation allowance reflected effects of the acquisition of First Assist in November 2011.

(2)

Amounts for commercial mortgage loans primarily reflect charge-offs upon sales and repayments, as well as transfers to foreclosed real estate. 2012 amount also includes restructures reclassified to Other Long-term Investments.

FS-12    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number		Description	Method of Filing

2.1		Agreement and Plan of Merger dated as of October 24, 2011 by and among Cigna Corporation, Cigna Magnolia Corp. and HealthSpring, Inc.*	Filed as Exhibit 2.1 to the registrant's Form 8-K on October 27, 2011 and incorporated herein by reference.
2.2		Voting Agreement dated as of October 24, 2011 among Cigna Corporation and Herbert A. Fritch	Filed as Exhibit 2.3 to the registrant's Form 8-K on October 26, 2011 and incorporated herein by reference.
3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b)	Supplemental Indenture No. 1 dated November 11, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c)	Supplemental Indenture No. 2 dated March 15, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e)	Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.33 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective January 1, 2012	Filed as Exhibit 10.3 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.5		Cigna Corporation Director Equity Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.7	(a)	Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.8		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.9		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10		Description of Cigna Corporation Strategic Performance Share Program	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2012 and incorporated herein by reference.

CIGNA CORPORATION - 2013 Form 10-K    E-1

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.11		Cigna Executive Incentive Plan amended and restated as of January 12, 2012	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.12	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
10.13		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.14		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.15	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.16	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.17		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.18		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.19		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed as Exhibit 10.21 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.20		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant and Grant Letter	Filed as Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant and Grant Letter	Filed as Exhibit 10.27 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.22		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.23		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.24		Matthew Manders' Promotion Letter dated November 18, 2011	Filed as Exhibit 10.28 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.25		Thomas A. McCarthy's Offer Letter dated May 9, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 13, 2013 and incorporated herein by reference.
10.26		Retention Agreement with Herbert Fritch dated October 24, 2011	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.27		Agreement dated December 7, 2011 with Herbert Fritch	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.28		HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.29		HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.30		HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.31		Ralph Nicoletti's Offer of Employment dated April 27, 2011	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 31, 2011 and incorporated herein by reference.
10.32		Agreement and Release with Ralph J. Nicoletti dated July 10, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on July 17, 2013 and incorporated herein by reference.
10.33		Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed as Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.

E-2    CIGNA CORPORATION - 2013 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

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

CIGNA CORPORATION - 2013 Form 10-K    E-3