Form 10-Q
period 2014-03-31
CIGNA CORP
filed 2014-05-01
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 15, 2014,  268,650,946 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Revenues
Premiums and fees	$7,616	$7,314
Net investment income	277	287
Mail order pharmacy revenues	495	425
Other revenues	66	18
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	-	-
Other realized investment gains, net	42	139
Total realized investment gains, net	42	139
Total revenues	8,496	8,183
Benefits and Expenses
Global Health Care medical claims expense	4,031	4,047
Other benefit expenses	1,166	1,862
Mail order pharmacy costs	414	344
Other operating expenses	2,032	1,856
Total benefits and expenses	7,643	8,109
Income before Income Taxes	853	74
Income taxes:
Current	310	(101)
Deferred	14	116
Total income taxes	324	15
Net Income	529	59
Less: Net Income Attributable to Noncontrolling Interests	1	2
Shareholders’ Net Income	$528	$57
Shareholders’ Net Income Per Share:
Basic	$1.96	$0.20
Diluted	$1.92	$0.20
Dividends Declared Per Share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended March 31,
(In millions)	2014	2013
Shareholders’ net income	$528	$57
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	87	(72)
Equity securities	(1)	2
Net unrealized appreciation (depreciation), on securities	86	(70)
Net unrealized appreciation, derivatives	-	3
Net translation of foreign currencies	(11)	(58)
Postretirement benefits liability adjustment	12	40
Shareholders’ other comprehensive income (loss)	87	(85)
Shareholders’ comprehensive income (loss)	615	(28)
Comprehensive income (loss) attributable to noncontrolling interests:
Net income attributable to redeemable noncontrolling interests	3	2
Net (loss) attributable to other noncontrolling interest	(2)	-
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(3)	(3)
Other comprehensive income attributable to other noncontrolling interest	1	-
Total comprehensive income (loss)	$614	$(29)

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	March 31, 2014		December 31, 2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $16,156; $15,273)		$17,650		$16,486
Equity securities, at fair value (cost, $133; $146)		127		141
Commercial mortgage loans		2,125		2,252
Policy loans		1,460		1,485
Real estate		57		97
Other long-term investments		1,292		1,273
Short-term investments		394		631
Total investments		23,105		22,365
Cash and cash equivalents		2,276		2,795
Accrued investment income		284		247
Premiums, accounts and notes receivable, net		2,432		1,991
Reinsurance recoverables		7,213		7,299
Deferred policy acquisition costs		1,438		1,395
Property and equipment		1,450		1,464
Deferred income taxes, net		27		92
Goodwill		6,030		6,029
Other assets, including other intangibles		2,530		2,407
Separate account assets		8,388		8,252
Total assets		$55,173		$54,336
Liabilities
Contractholder deposit funds		$8,498		$8,470
Future policy benefits		9,414		9,306
Unpaid claims and claim expenses		4,397		4,298
Global Health Care medical claims payable		2,151		2,050
Unearned premiums and fees		637		580
Total insurance and contractholder liabilities		25,097		24,704
Accounts payable, accrued expenses and other liabilities		5,791		5,456
Short-term debt		210		233
Long-term debt		5,022		5,014
Separate account liabilities		8,388		8,252
Total liabilities		44,508		43,659
Contingencies — Note 16
Redeemable noncontrolling interests		96		96
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,392		3,356
Net unrealized appreciation, fixed maturities	$560		$473
Net unrealized appreciation, equity securities	3		4
Net unrealized depreciation, derivatives	(19)		(19)
Net translation of foreign currencies	71		82
Postretirement benefits liability adjustment	(1,048)		(1,060)
Accumulated other comprehensive loss		(433)		(520)
Retained earnings		14,136		13,676
Less treasury stock, at cost		(6,631)		(6,037)
Total shareholders’ equity		10,556		10,567
Noncontrolling interest		13		14
Total equity		10,569		10,581
Total liabilities and equity		$55,173		$54,336
Shareholders’ Equity Per Share		$39.28		$38.35

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended March 31, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at January 1, 2014,	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		36		(57)	49	28		28
Other comprehensive Income			87			87	1	88	(3)
Net income				528		528	(2)	526	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(643)	(643)		(643)
Balance at March 31, 2014	$92	$3,392	$(433)	$14,136	$(6,631)	$10,556	$13	$10,569	$96

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended March 31, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at January 1, 2013,	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$-	$9,769	$114
Effect of issuing stock for employee benefit plans		10		(48)	65	27		27
Other comprehensive loss			(85)			(85)		(85)	(3)
Net income				57		57		57	2
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(97)	(97)		(97)
Balance at March 31, 2013	$92	$3,305	$(756)	$12,328	$(5,309)	$9,660	$-	$9,660	$113

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$529	$59
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	150	150
Realized investment gains	(42)	(139)
Deferred income taxes	14	116
Gains on sale of businesses	(4)	(4)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(431)	(158)
Reinsurance recoverables	42	328
Deferred policy acquisition costs	(67)	(82)
Other assets	(63)	103
Insurance liabilities	262	750
Accounts payable, accrued expenses and other liabilities	(107)	(328)
Current income taxes	250	(110)
Cash used to effectively exit run-off reinsurance business	-	(1,475)
Other, net	(43)	(15)
Net cash provided by / (used in) operating activities	490	(805)
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	160	958
Equity securities	34	3
Other (primarily short-term and other long-term investments)	879	221
Investment maturities and repayments:
Fixed maturities	396	386
Equity securities	-	9
Commercial mortgage loans	127	55
Investments purchased or originated:
Fixed maturities	(1,439)	(383)
Equity securities	(6)	(27)
Commercial mortgage loans	-	(15)
Other (primarily short-term and other long-term investments)	(572)	(121)
Property and equipment sales	12	-
Property and equipment purchases	(97)	(84)
Acquisitions and dispositions, net of cash acquired	-	(40)
Net cash (used in) / provided by investing activities	(506)	962
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	411	363
Withdrawals and benefit payments from contractholder deposit funds	(351)	(332)
Change in cash overdraft position	19	(3)
Net change in short-term debt	(6)	198
Repurchase of common stock	(615)	(77)
Issuance of common stock	43	36
Net cash (used in) / provided by financing activities	(499)	185
Effect of foreign currency rate changes on cash and cash equivalents	(4)	(14)
Net (decrease) / increase in cash and cash equivalents	(519)	328
Cash and cash equivalents, January 1,	2,795	2,978
Cash and cash equivalents, March 31,	$2,276	$3,306
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$43	$12
Interest paid	$70	$70

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Cigna Corporation and its subsidiaries (either individually or collectively referred to as “Cigna”, “the Company”, “we”, or “our”) is a global health services organization with a mission to help its customers improve their health, well-being and sense of security.  Its insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers Medicare and Medicaid products and health, life and accident insurance coverages primarily to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2013 Form 10-K.  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Beginning in the first quarter of 2014, the Company combined the results of its run-off reinsurance business with Other Operations for segment reporting purposes.  Prior year information has been conformed to the current year presentation. See Note 15 for additional information.

Note 2 — Recent Accounting Pronouncements

Fees Paid to the Federal Government by Health Insurers (Accounting Standards Update (“ASU”) 2011-06).  Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board’s (“FASB”) accounting guidance for the health insurance industry assessment (the “fee”) mandated by the Patient Protection and Affordable Care Act of 2010 (“Health Care Reform”).  The fee will be levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  Based on industry studies, the Company recorded a liability in accounts payable, accrued expenses and other liabilities in the first quarter of 2014 of approximately $240 million representing an estimate of the fee for 2014.  A corresponding deferred cost was recorded in other assets, including other intangibles.  The Company will update this estimate for any adjustment in subsequent quarters.  During the first quarter of 2014, $60 million of the deferred cost was recognized in other operating expenses; the remainder will be recognized on a straight-line basis over the balance of 2014.  This fee is not tax deductible.

Investment Company Accounting (ASU 2013-08).  Effective January 1, 2014, the Company adopted FASB’s amended accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures.  This guidance also confirms that parent company accounting for an investment company should reflect fair value accounting.  While this guidance applies to certain of the Company’s security and real estate partnership investments, its adoption did not have a material impact on the Company’s financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“AOCI”) (ASU 2013-02).  Effective January 1, 2013, the Company adopted new requirements to disclose the effect of items reclassified out of AOCI into net income for each individual line item impacted in the statement of income.  See Note 13 for the Company’s disclosures.

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11).  The FASB’s new requirements to disclose information related to certain investments on both a gross and net basis became effective January 1, 2013.  The Company had no transactions or arrangements subject to these new disclosure requirements.

Note 3 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2014
Shareholders’ net income	$528		$528
Shares (in thousands):
Weighted average	269,979		269,979
Common stock equivalents		4,488	4,488
Total shares	269,979	4,488	274,467
EPS	$1.96	$(0.04)	$1.92
2013
Shareholders’ net income	$57		$57
Shares (in thousands):
Weighted average	283,804		283,804
Common stock equivalents		5,454	5,454
Total shares	283,804	5,454	289,258
EPS	$0.20	$-	$0.20

All outstanding employee stock options were included in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013.

The Company held 97,428,469 shares of common stock in Treasury as of March 31, 2014, and 80,302,892 shares as of March 31, 2013.

Note 4 — Global Health Care Medical Claims Payable

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

	March 31,	December 31,
(In millions)	2014	2013
Incurred but not yet reported	$1,754	$1,615
Reported claims in process	302	355
Physician incentives and other medical expense payable	95	80
Medical claims payable	$2,151	$2,050

Activity in medical claims payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2014	2013
Balance at January 1,	$2,050	$1,856
Less: Reinsurance and other amounts recoverable	194	242
Balance at January 1, net	1,856	1,614

Incurred claims related to:
Current year	4,149	16,049
Prior years	(118)	(182)
Total incurred	4,031	15,867
Paid claims related to:
Current year	2,625	14,267
Prior years	1,322	1,358
Total paid	3,947	15,625
Ending Balance, net	1,940	1,856
Add: Reinsurance and other amounts recoverable	211	194
Ending Balance	$2,151	$2,050

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 5 for additional information on reinsurance.  For the three months ended March 31, 2014, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $118 million, or 0.7% of the current year incurred claims as reported for the year ended December 31, 2013. Actual completion factors accounted for $39 million, or 0.2% of the favorability while actual medical cost trend resulted in the remaining $79 million, or 0.5%.

For the year ended December 31, 2013, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $182 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $74 million, or 0.5% of favorability while actual medical cost trend resulted in the remaining $108 million, or 0.7%.

The impact of prior year development on shareholders’ net income was $30 million for the three months ended March 31, 2014 compared with $48 million for the three months ended March 31, 2013.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services, and to a lesser extent, the impact of the medical loss ratio (“MLR”) rebate accrual.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Second, as a result of the MLR provisions of Health Care Reform, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company’s retrospectively experience-rated business for accounts in surplus do not usually impact shareholders’ net income because such amounts are generally offset by a change in the liability to the policyholder.  An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges. For additional information regarding the Company’s retrospectively experience-rated business, see page 3 of the Company’s 2013 Form 10-K.

The determination of liabilities for the Global Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) to the Consolidated Financial Statements in the Company’s 2013 Form 10-K.

Note 5 — Reinsurance

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

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in these businesses, net of retrocessional arrangements existing at that time.  The reinsurance agreement is subject to an overall limit of approximately $3.8 billion.

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

Because this effective exit was accomplished via a reinsurance contract, the amounts related to the reinsured GMDB and GMIB contracts cannot be netted, so the gross assets and liabilities must continue to be measured and reported.  The following disclosures provide further context to the methods and assumptions used to determine these assets and liabilities.

GMDB

The Company estimates this liability with an internal model based on the Company’s experience and future expectations over an extended period, consistent with the long-term nature of this product.  Because the product is premium deficient, the Company records increases to the reserve if it is inadequate based on the model.  Prior to the reinsurance transaction with Berkshire, any such reserve increases were recorded as a charge to shareholders’ net income.  Reserve increases after the reinsurance transaction are expected to have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB assets).

The Company’s dynamic hedge programs were discontinued during the first quarter of 2013 due to the Berkshire reinsurance transaction.  These hedge programs generated losses (included in other revenues) of $32 million for the three months ended March 31, 2013.

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2014	2013
Balance at January 1	$1,396	$1,090
Add: Unpaid claims	18	24
Less: Reinsurance and other amounts recoverable	1,317	42
Balance at January 1, net	97	1,072
Add: Incurred benefits	1	699
Less: Paid benefits (including the $1,647 payment in 2013 for the Berkshire reinsurance transaction)	-	1,674
Ending balance, net	98	97
Less: Unpaid claims	19	18
Add: Reinsurance and other amounts recoverable	1,292	1,317
Ending balance	$1,371	$1,396

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as claims retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $2.9 billion as of March 31, 2014 and $3.0 billion as of December 31, 2013 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contractholders (approximately 382,000 as of March 31, 2014 and 390,000 as of December 31, 2013) died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company would be reimbursed in full for these payments.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $13.8 billion as of March 31, 2014 and $14.1 billion as of December 31, 2013.

GMIB

As discussed further in Note 7, because GMIB contracts are without significant life insurance risk, they are not accounted for as insurance products. Instead, the Company reports GMIB liabilities and assets as derivatives at fair value. The GMIB assets are classified in other assets, including other intangibles, and the GMIB liabilities are classified in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet.  Disclosures related to fair value are included in Note 7 and derivatives are further described in Note 9.

GMIB assets included $384 million as of March 31, 2014 and $352 million as of December 31, 2013 from Berkshire, and were 100% secured by assets in a trust.  GMIB assets also included $431 million as of March 31, 2014 and $399 million as of December 31, 2013 from two other retrocessionaires, and 40% were secured by assets in a trust.

Effects of reinsurance

In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Ceded premiums and fees
Individual life insurance and annuity business sold	$45	$46
Other	96	79
Total	$141	$125
Reinsurance recoveries
Individual life insurance and annuity business sold	$99	$88
Other	82	(262)
Total	$181	$(174)

As noted in the GMDB section above, recoveries for the three months ended March 31, 2013 are net of a decrease in reinsurance recoverables from a change in the growth rate assumption, due to discontinuing the hedge programs after the reinsurance transaction with Berkshire.

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2014	December 31, 2013	Collateral and Other Terms at March 31, 2014

GMDB	Berkshire	$1,251	$1,276	100% secured by assets in a trust.

	Other	41	41	98% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold)	Lincoln National Life and Lincoln Life & Annuity of New York	3,881	3,905	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits business (sold)	Prudential Retirement Insurance and Annuity	1,179	1,200	100% secured by assets in a trust.

Supplemental Benefits business (resulting from the acquisition)	Great American Life	352	363	98% secured by assets in a trust.

Ongoing operations (Global Health Care, Global Supplemental Benefits, Group Disability and Life)	Various	403	407

Recoverables from more than 80 reinsurers used in the ordinary course of business. Balances range from less than $1 million up to $68 million, with 14% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	106	107	90% secured by assets in a trust.

Total reinsurance recoverables		$7,213	$7,299

Reserves for underlying reinsurance exposures assumed by the Company, as well as those for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of March 31, 2014, based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 6 — Organizational Efficiency Plans

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost.  During 2013 and 2012, the Company adopted specific plans to increase its organizational efficiency as follows.

2013 Plan.  During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.  We expect most of the severance to be paid by the end of 2015.

2012 Plan.  During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs.  As of March 31, 2014, the costs associated with this plan have been substantially paid.

Summarized below is activity for these plans for 2013 and the first quarter of 2014.

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Fourth quarter 2013 charge	47	13	60
Less: 2013 payments	46	4	50
Balance, December 31, 2013	68	13	81
Less: First quarter 2014 payments	11	1	12
Balance, March 31, 2014	$57	$12	$69

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2014 and December 31, 2013 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

March 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$497	$631	$-	$1,128
State and local government	-	2,096	-	2,096
Foreign government	-	1,557	26	1,583
Corporate	-	11,309	505	11,814
Federal agency mortgage-backed	-	71	-	71
Other mortgage-backed	-	79	1	80
Other asset-backed	-	260	618	878
Total fixed maturities (1)	497	16,003	1,150	17,650
Equity securities	1	78	48	127
Subtotal	498	16,081	1,198	17,777
Short-term investments	-	394	-	394
GMIB assets (2)	-	-	815	815
Other derivative assets (3)	-	2	-	2
Total financial assets at fair value, excluding separate accounts	$498	$16,477	$2,013	$18,988
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$794	$794
Other derivative liabilities (3)	-	16	-	16
Total financial liabilities at fair value	$-	$16	$794	$810

(1)        Fixed maturities included $605 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $82 million of appreciation for securities classified in Level 3.

(2)        The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.  See Note 5 for additional information.

(3)        Other derivative assets and other derivative liabilities reflected foreign currency and interest rate swaps qualifying as cash flow hedges.  See Note 9 for additional information.

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$297	$583	$-	$880
State and local government	-	2,144	-	2,144
Foreign government	-	1,421	23	1,444
Corporate	-	10,476	505	10,981
Federal agency mortgage-backed	-	76	-	76
Other mortgage-backed	-	76	1	77
Other asset-backed	-	282	602	884
Total fixed maturities (1)	297	15,058	1,131	16,486
Equity securities	8	74	59	141
Subtotal	305	15,132	1,190	16,627
Short-term investments	-	631	-	631
GMIB assets (2)	-	-	751	751
Other derivative assets (3)	-	3	-	3
Total financial assets at fair value, excluding separate accounts	$305	$15,766	$1,941	$18,012
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$741	$741
Other derivative liabilities (3)	-	16	-	16
Total financial liabilities at fair value	$-	$16	$741	$757

(1)        Fixed maturities included $458 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $60 million of appreciation for securities classified in Level 3.

(2)        The GMIB assets represented retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.  See Note 5 for additional information.

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

Fixed maturities and equity securities.  Approximately 90% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2014 or December 31, 2013.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Fixed maturities and equity securities.  Approximately 7% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	March 31,	December 31,
(In millions)	2014	2013
Other asset and mortgage-backed securities - valued using pricing models	$619	$603
Corporate and government fixed maturities - valued using pricing models	443	417
Corporate fixed maturities - valued at transaction price	88	111
Equity securities - valued at transaction price	48	59
Total	$1,198	$1,190

Fair values of other asset and mortgage-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  For other asset and mortgage-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation.  Approximately 10% of fixed maturities classified in Level 3 represent single, unadjusted, non-binding broker quotes that are not considered market observable.  Certain private equity investments and subordinated corporate fixed maturities, representing approximately 10% of securities included in Level 3, are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of March 31, 2014 and December 31, 2013.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of March 31, 2014 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$610	Liquidity	40-530 (160)
		Weighting of credit spreads	130-2,410 (300)
Corporate and government fixed maturities	$366	Liquidity	80-490 (190)

As of December 31, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$593	Liquidity	60 - 620 (170)
		Weighting of credit spreads	120 - 2,090 (290)
Corporate and government fixed maturities	$305	Liquidity	80 - 370 (200)

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

Guaranteed minimum income benefit contracts.  As discussed in Note 5, the Company effectively exited from this business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).

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

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (b) the GMIB assets to reflect a market participant’s view of the credit risk of the reinsurers, after considering collateral.  Non-performance risk adjustments had an immaterial effect on shareholders’ net income for the three months ended March 31, 2014 and 2013.

Other assumptions that affect GMIB assets and liabilities include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse, and annuity election rates).  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2014 and 2013.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	77	(77)	-
Other	12	(1)	12	11
Total gains (losses) included in shareholders’ net income	12	76	(65)	11
Gains included in other comprehensive income	8	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	22	-	-	-
Purchases, sales and settlements:
Purchases	24	-	-	-
Sales	(24)	-	-	-
Settlements	(61)	(12)	12	-
Total purchases, sales and settlements	(61)	(12)	12	-
Transfers into/(out of) Level 3:
Transfers into Level 3	124	-	-	-
Transfers out of Level 3	(97)	-	-	-
Total transfers into/(out of) Level 3	27	-	-	-
Balance at March 31, 2014	$1,198	$815	$(794)	$21
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$76	$(65)	$11

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended March 31, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(49)	49	-
Other	6	1	-	1
Total gains (losses) included in shareholders’ net income	6	(48)	49	1
Losses included in other comprehensive income	(1)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(5)	-	-	-
Purchases, sales and settlements:
Purchases	5	-	-	-
Sales	(12)	-	-	-
Settlements	(51)	543	22	565
Total purchases, sales and settlements	(58)	543	22	565
Transfers into/(out of) Level 3:
Transfers into Level 3	54	-	-	-
Transfers out of Level 3	(59)	-	-	-
Total transfers into/(out of) Level 3	(5)	-	-	-
Balance at March 31, 2013	$1,288	$1,117	$(1,099)	$18
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(48)	$49	$1

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended March 31, 2014 and March 31, 2013, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of March 31, 2014 and December 31, 2013 separate account assets were as follows:

March 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$276	$272	$-	$548
Non-guaranteed separate accounts (1)	1,847	4,924	1,069	7,840
Total separate account assets	$2,123	$5,196	$1,069	$8,388

(1)  As of March 31, 2014, non-guaranteed separate accounts included $3.9 billion in assets supporting the Company’s pension plans, including $1,015 million classified in Level 3.

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$264	$284	$-	$548
Non-guaranteed separate accounts (1)	1,844	4,825	1,035	7,704
Total separate account assets	$2,108	$5,109	$1,035	$8,252

(1)  As of December 31, 2013, non-guaranteed separate accounts included $3.8 billion in assets supporting the Company’s pension plans, including $983 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In millions)	2014	2013
Balance at January 1	$1,035	$1,005
Policyholder gains (1)	32	7
Purchases, sales and settlements:
Purchases	44	31
Sales	-	-
Settlements	(47)	(30)
Total purchases, sales and settlements	(3)	1
Transfers into/(out of) Level 3:
Transfers into Level 3	7	-
Transfers out of Level 3	(2)	(2)
Total transfers into/(out of) Level 3	5	(2)
Balance at March 31,	$1,069	$1,011

(1)  Included in this amount are gains of $32 million attributable to instruments still held at March 31, 2014 and gains of $7 million attributable to instruments still held at March 31, 2013.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of  $4 million, after-tax for the  three months ended March 31, 2014.

For the three months ended March 31, 2013, there were no write-downs of real estate entities or commercial mortgage loans.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2014 and December 31, 2013. Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2014		December 31, 2013
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,222	$2,125	$2,338	$2,252
Contractholder deposit funds, excluding universal life products	Level 3	$1,131	$1,119	$1,081	$1,072
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,629	$4,981	$5,550	$4,997

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

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities.  Approximately 60% of these balances can be withdrawn by the customer at any time without prior notice or penalty.  The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.  Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses.  The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts.  The Company had reinsurance recoverables equal to the carrying values of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

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

Fair values of off-balance-sheet financial instruments were not material as of March 31, 2014 and December 31, 2013.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Fixed maturities	$8	$67
Equity securities	17	3
Real estate	13	-
Other investments, including derivatives	4	69
Realized investment gains before income taxes	42	139
Less income taxes	15	46
Net realized investment gains	$27	$93

Included in the above realized investment gains (losses) before income taxes were asset write-downs as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Credit-related	$(6)	$-
Other	-	-
Total	$(6)	$-

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2014:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,093	$1,112
Due after one year through five years	5,439	5,829
Due after five years through ten years	5,909	6,253
Due after ten years	2,794	3,427
Mortgage and other asset-backed securities	921	1,029
Total	$16,156	$17,650

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
Federal government and agency	$835	$294	$(1)	$1,128
State and local government	1,922	178	(4)	2,096
Foreign government	1,517	74	(8)	1,583
Corporate	10,962	888	(36)	11,814
Federal agency mortgage-backed	71	-	-	71
Other mortgage-backed	78	4	(2)	80
Other asset-backed	771	107	-	878
Total	$16,156	$1,545	$(51)	$17,650

(In millions)	December 31, 2013
Federal government and agency	$640	$242	$(2)	$880
State and local government	1,983	167	(6)	2,144
Foreign government	1,392	64	(12)	1,444
Corporate	10,301	749	(74)	10,976
Federal agency mortgage-backed	77	-	(1)	76
Other mortgage-backed	76	3	(2)	77
Other asset-backed	798	87	(2)	883
Total	$15,267	$1,312	$(99)	$16,480

The above table includes investments with a fair value of $2.8 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $613 million and gross unrealized depreciation of $8 million at March 31, 2014.  Such unrealized amounts are required to support the future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2013, investments supporting this business had a fair value of $2.6 billion, gross unrealized appreciation of $478 million and gross unrealized depreciation of $20 million.

Included in equity securities are hybrid investments consisting of preferred stock with call features.  These securities are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of March 31, 2014, fair values of these securities were $50 million, and amortized cost was $60 million.  As of December 31, 2013, fair values of these securities were $56 million, and amortized cost was $68 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31,
(In millions)	2014	2013
Proceeds from sales	$194	$961
Gross gains on sales	$22	$60
Gross losses on sales	$-	$2

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

As of March 31, 2014, fixed maturities with a decline in fair value from amortized cost (primarily corporate securities) were, by length of time of decline, as follows:

(Dollars in millions)	March 31, 2014
		Amortized	Unrealized	Number
(In millions)	Fair Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,389	$1,418	$(29)	416
Below investment grade	$205	$208	$(3)	132
More than one year:
Investment grade	$254	$270	$(16)	72
Below investment grade	$33	$36	$(3)	11

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  There were no equity securities with a fair value significantly lower than cost as of March 31, 2014.

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

Quality ratings are based on our evaluation of a number of key inputs related to the loan, including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics.  However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios.  The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on debt, with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments.  The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$270	$-	$-	$6	$-	$276
50% to 59%	579	131	-	18	-	728
60% to 69%	436	97	-	-	24	557
70% to 79%	34	32	34	-	-	100
80% to 89%	65	42	-	27	143	277
90% to 99%	-	-	58	50	79	187
100% or above	-	-	-	-	-	-
Total	$1,384	$302	$92	$101	$246	$2,125

	December 31, 2013
(In millions)	Debt Service Coverage Ratio
Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$314	$-	$-	$6	$-	$320
50% to 59%	581	131	-	18	-	730
60% to 69%	438	16	29	-	24	507
70% to 79%	79	113	-	-	-	192
80% to 89%	65	42	34	28	143	312
90% to 99%	-	-	58	50	67	175
100% or above	-	-	-	-	16	16
Total	$1,477	$302	$121	$102	$250	$2,252

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2013 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio was  64% at March 31, 2014, the same as it was on December 31, 2013.  The portfolio’s average debt service coverage ratio was estimated to be 1.60 at March 31, 2014, down slightly from 1.62 at December 31, 2013.

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

Certain other loans were modified during the three months ended March 31, 2014 and the twelve months ended December 31, 2013. However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $213 million at March 31, 2014 and $158 million at December 31, 2013.  At March 31, 2014 and December 31, 2013, mortgage loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans, while loans collateralized by industrial properties represented the most significant concentration by property type.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	March 31, 2014			December 31, 2013
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$89	$(8)	$81	$89	$(8)	$81
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$120	$(8)	$112	$120	$(8)	$112

The average recorded investment in impaired loans was $120 million during the three months ended March 31, 2014 and $132 million during the three months ended March 31, 2013.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the three months ended March 31, 2014 or 2013.  Interest income on impaired commercial mortgage loans was not significant for the three months ended March 31, 2014 or 2013.

There were no changes in valuation reserves for commercial mortgage loans for the three months ended March 31, 2014 or 2013.

Short-term Investments and Cash Equivalents

Short-term investments and cash equivalents include corporate securities of $1.4 billion, federal government securities of $353 million and money market funds of $30 million as of March 31, 2014.   The Company’s short-term investments and cash equivalents as of December 31, 2013 included corporate securities of $2.2 billion, federal government securities of $323 million and money market funds of $35 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of long-term debt or investment assets to meet the varying demands of the related insurance and contractholder liabilities.  The Company has written and purchased reinsurance contracts under its Run-off Reinsurance segment that are accounted for as free standing derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its Run-off Reinsurance segment until February 4, 2013 (for further information, see Note 5). For information on the Company’s accounting policy for derivative financial instruments, see Note 2 to the Financial Statements contained in the Company's 2013 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Clearinghouses for the Company's exchanged-traded derivative instruments require upfront margin and daily settlement. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of March 31, 2014 or December 31, 2013.

Derivative instruments used in the Company’s investment and interest rate risk management.

The Company uses derivative financial instruments as a part of its investment strategy to manage the characteristics of long-term debt or investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.

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

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency swaps are primarily Euros, Canadian dollars, Australian dollars, Japanese yen, and British pounds, and have terms for periods of up to seven years.  Net interest cash flows are reported in operating activities.

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	March 31, 2014	December 31, 2013
Interest rate swaps	$44	$45
Foreign currency swaps	118	118
Combination interest rate and foreign currency swaps	40	40
Total	$202	$203

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments		Accounts Payable, Accrued Expenses and Other Liabilities		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of	As of	As of	As of	For the three months ended
	March 31,	December 31,	March 31,	December 31,	March 31,
Instrument	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1	$2	$-	$-	$(1)	$(1)
Foreign currency swaps	1	1	12	13	2	4
Combination interest rate and foreign currency swaps	-	-	4	2	(1)	(1)
Total	$2	$3	$16	$15	$-	$2

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

For the three months ended March 31, 2014 and 2013, the amount of gains (losses) reclassified from accumulated other comprehensive income into shareholders' net income was not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges

Purpose. Beginning in 2014, the Company entered into exchange-traded interest rate swap contracts to convert a portion of its interest rate exposure on its long-term debt from fixed to variable rates to more closely align interest expense with interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to LIBOR.

Accounting Policy. Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities. As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR. The effects of those adjustments on other operating expense are offset by the effects of corresponding changes in the swaps' fair value. Interest expense includes the difference between the variable and fixed interest rates.

Cash flows. Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with the clearinghouses. Net interest cash flows are reported in operating activities.

Volume of activity. As of March 31, 2014, the notional values of these derivative instruments was $300 million.

For the three months ended March 31, 2014, the effects of these derivative instruments on the Consolidated Statements of Income and Consolidated Balance Sheets were not material.

Derivative instruments associated with the Company’s Run-off Reinsurance segment.

As explained in Note 5, the Company entered into an agreement in 2013 to effectively exit the GMIB and GMDB business.  As a result, the following disclosures related to derivative instruments associated with the GMIB and GMDB business are provided for context, including a description of the derivative accounting for the GMIB contracts. Cash flows on derivative instruments associated with the GMIB and GMDB business are reported in operating activities.

Guaranteed Minimum Income Benefits (GMIB)

As described further in Note 5, the Company effectively exited the GMIB business in 2013 by purchasing additional reinsurance coverage for these contracts. The fair value effects of these contracts on the financial statements are included in Note 7 and their volume of activity is included in Note 16.

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

GMDB and GMIB Hedge Programs

As a result of the reinsurance agreement with Berkshire to effectively exit the GMDB and GMIB business, the GMDB and GMIB hedge programs were terminated beginning February 4, 2013.  See Note 5 for further details regarding this business.

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

To provide certain services to its Medicare Advantage customers, the Company contracts with independent physician associations ("IPAs") that are variable interest entities.  Physicians provide health care services to the Medicare Advantage customers and the Company provides medical management and administrative services to the IPAs.

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

Note 11 — Pension and Other Postretirement Benefit Plans

The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various domestic and foreign plans. The effect of its foreign pension and other postretirement benefit plans is immaterial to the Company’s results of operations, liquidity and financial position. The Company froze its defined benefit postretirement medical plan in the first quarter of 2013 and its primary domestic pension plans in 2009.

In the first quarter of 2013, the Company also announced a change in the cost sharing arrangement with retirees for pharmacy subsidy payments received from the U.S. Government effective January 1, 2014, resulting in a reduced other post retirement benefit obligation of $57 million.  This reduction was recorded in accumulated other comprehensive income, net of deferred taxes, resulting in an after-tax increase to shareholders’ equity of $37 million.

For the three months ended March 31, 2014, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $19 million pre-tax in the aggregate ($12 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of normal amortization, and the settlement loss related to the non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2014	2013	2014	2013
Service cost	$-	$1	$-	$-
Interest cost	51	45	3	3
Expected long-term return on plan assets	(66)	(68)	-	-
Amortization of:
Net loss from past experience	14	19	-	-
Prior service cost	-	-	(1)	(2)
Curtailment gain	-	-	-	(19)
Settlement loss	6	-	-	-
Net cost	$5	$(3)	$2	$(18)

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the three months ended March 31, 2014, the Company made required contributions of $113 million and does not expect to make additional contributions for the remainder of 2014.

Note 12 — Debt

Short-term and long-term debt were as follows:

	March 31,	December 31,
(In millions)	2014	2013
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	21	41
Other	89	92
Total short-term debt	$210	$233
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020(1)	249	249
5.125% Notes due 2020(1)	299	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021	299	299
4% Notes due 2022	744	744
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	73	65
Total long-term debt	$5,022	$5,014

(1) In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company's interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 2017 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00. As of March 31, 2014, the Company had $5.9 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.2 billion of debt outstanding. Letters of credit outstanding as of March 31, 2014 totaled $23 million.

The Company was in compliance with its debt covenants as of March 31, 2014.

Note 13 — Accumulated Other Comprehensive Loss

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

		Tax
		(Expense)
(In millions)	Pre-Tax	Benefit	After-Tax
Three Months Ended March 31, 2014
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$156	$(54)	$102
Reclassification adjustment for (gains) included in shareholders' net income (realized investment gains)	(25)	9	(16)
Net unrealized appreciation, securities	$131	$(45)	$86
Net unrealized appreciation, derivatives	$-	$-	$-
Net translation of foreign currencies	$(13)	$2	$(11)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$13	$(5)	$8
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Net postretirement benefits liability adjustment	$19	$(7)	$12
Three Months Ended March 31, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(36)	$12	$(24)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(70)	24	(46)
Net unrealized depreciation, securities	$(106)	$36	$(70)
Net unrealized appreciation, derivatives	$4	$(1)	$3
Net translation of foreign currencies	$(69)	$11	$(58)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$17	$(6)	$11
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	(2)	1	(1)
Net change due to valuation update and plan amendments	63	(22)	41
Net postretirement benefits liability adjustment	$61	$(21)	$40

Note 14 — Income Taxes

A.  Income Tax Expense

The Company indefinitely reinvests the undistributed earnings of certain foreign operations.  As a result, income taxes are provided on the earnings of these operations using the respective foreign jurisdictions’ tax rate, as compared to the higher U.S. statutory tax rate. The indefinite reinvestment of foreign operation earnings resulted in an increase to shareholders' net income of $10 million for the three months ended March 31, 2014 and $12 million for the three months ended March 31, 2013. The Company has accumulated indefinitely reinvested foreign earnings of $1.2 billion and cumulative unrecognized deferred tax liabilities of $168 million through March 31, 2014.  The Company continues to evaluate the indefinite reinvestment of earnings for additional foreign jurisdictions.

The consolidated effective tax rate of 38.0% for the three months ended March 31, 2014 has increased from historical levels because the health insurance industry fee accrued in the first quarter of 2014 is not tax deductible.

B.  Unrecognized Tax Benefits

Unrecognized tax benefits were unchanged for the three months ended March 31, 2014.

C.  Other Tax Matters

The IRS previously completed their examination of the Company's 2009 and 2010 tax years resulting in two issues that could not be resolved at the examination level. On October 23, 2013, the Company filed a formal protest challenging the IRS positions on the two disputed matters. The IRS had previously agreed to withdraw its challenge relating to one of these matters and the parties recently agreed on a resolution of the second matter. The resolution of these matters will not impact shareholders' net income.

Note 15 — Segment Information

Effective with the first quarter of 2014, the Company has combined the results of its run-off reinsurance business with other immaterial segments in Other Operations.  Prior year segment information has been conformed to the current presentation.

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

•     run-off reinsurance business that is predominantly comprised of GMDB and GMIB business effectively exited through reinsurance with Berkshire in 2013;

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

The Company measures the financial results of its segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,546	$6,297
Global Supplemental Benefits	690	612
Group Disability and Life	915	858
Other Operations	30	(7)
Corporate	(4)	(3)
Total	$8,177	$7,757
Shareholders’ net income
Global Health Care	$439	$427
Global Supplemental Benefits	53	55
Group Disability and Life	67	(2)
Other Operations	17	(462)
Corporate	(75)	(54)
Segment earnings (loss)	501	(36)
Realized investment gains, net of taxes	27	93
Shareholders’ net income	$528	$57

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (see Note 5 for additional information) has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2014, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $513 million as of March 31, 2014 and approximately 14% of these are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of March 31, 2014.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

The Company has retrocessional coverage in place that covers the exposures on these contracts.  See Notes 5, 7 and 9 for further information on GMIB contracts.

Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of these contracts.  Accordingly, the Company’s maximum potential undiscounted future payment of $760 million, without considering any retrocessional coverage, was determined using the following hypothetical assumptions:

• no annuitants surrendered their accounts;

• all annuitants lived to elect their benefit;

• all annuitants elected to receive their benefit on the next available date (2014 through 2019); and

• all underlying mutual fund investment values remained at the March 31, 2014 value of $1.2 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $313 million as of March 31, 2014, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2014 through 2042.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of March 31, 2014,.

As of March 31, 2014, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2025.  The Company had liabilities for these guarantees of $5 million as of March 31, 2014.

The Company had indemnification obligations as of March 31, 2014 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of March 31, 2014.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the three months ended March 31, 2014 and 2013, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

E.  Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business.  These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, intellectual property claims and real estate related disputes.  There are currently, and may be in the future, attempts to bring class action lawsuits against the industry.  The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities.  Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under the FASB’s guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 14.

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

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices.  Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the Centers for Medicare and Medicaid Services (“CMS”) and the Office of Inspector General (“OIG”).  With respect to Cigna’s Medicare Advantage business, CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation audits or RADV audits), that may result in retrospective adjustments to payments made to health plans.  Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participation in government programs.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of March 31, 2014 of $189 million ($123 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.  On December 18, 2001, Janice Amara filed a class action lawsuit, captioned Janice C. Amara, Gisela R. Broderick, Annette S. Glanz, individually and on behalf of all others similarly situated v. Cigna Corporation and Cigna Pension Plan, in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the “Plan”) on behalf of herself and other similarly situated participants in the Cigna Pension Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations including, among other things, that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan description contained inaccurate or inadequate disclosure about these conditions.

In 2008, the District Court found in favor of the plaintiffs on the disclosure claim only, and ordered payment of enhanced benefits, requiring that class members receive pre-1998 benefits under the pre-conversion traditional formula and post-1997 accrued benefits under the post-conversion cash balance formula.  The U.S. Court of Appeals for the Second Circuit affirmed the decision on all issues, following which the U.S. Supreme Court granted the Company’s petition to review the case.  In May 2011, the Supreme Court held that the District Court erred in ordering enhanced benefits under a section of ERISA that allows recovery of plan benefits only, and directed that the District Court consider alternate remedies under a different section of ERISA that allows for “appropriate equitable relief.”  In December 2012, the District Court interpreted the Supreme Court’s opinion and ordered the Company to reform the Plan to pay substantially the same benefits as had been ordered in 2008.  In addition, the District Court denied the Company’s motion to decertify the class.  Both parties appealed, and the Second Circuit heard oral arguments in February 2014.  The Company will continue to vigorously defend its position in this case.

Ingenix.  In April 2004, the Company was named as a defendant in a number of putative nationwide class actions alleging that the Company improperly underpaid claims for out-of-network providers through the use of data provided by Ingenix, Inc., a subsidiary of one of the Company’s competitors.  These actions were consolidated into Franco v. Connecticut General Life Insurance Company et al., pending in the U.S. District Court for the District of New Jersey.  The consolidated amended complaint, filed on August 7, 2009, asserts claims related to benefits and disclosure under ERISA, the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations and seeks recovery for alleged underpayments from 1998 through the present.  Other major health insurers are the subject of, or have settled, similar litigation.

In September 2011, the District Court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing, the antitrust claims, the New Jersey state law claims and the disclosure claim under ERISA.  In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs.  The U.S. Court of Appeals for the Third Circuit denied plaintiff’s request for an immediate appeal of the January 2013 ruling. At present, the case is proceeding in the District Court on behalf of the named plaintiffs only.  The Company’s motion for summary judgment remains pending.

In addition, the Company and other health insurers were subject to an investigation by the New York State Attorney General in 2008, the industry-wide resolution of which included the Company’s $10 million contribution to a non-profit organization that manages the data formerly provided by Ingenix.  It is reasonably possible that others could initiate similar additional litigation or action against the Company.  The Company will continue to vigorously defend itself in these matters.

Regulatory Matters

Disability claims regulatory matter.  During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to an examination of the Company’s long-term disability claims handling practices.  The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition; (2) monitoring the Company’s implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the reassessment period is three years.

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge was comprised of two elements: (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened,; and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  The Company will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and  penalties.  Most other jurisdictions have joined the agreement as participating, non-monitoring states.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2014, compared with December 31, 2013 and our results of operations for the three months ended March 31, 2014 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and the “Risk Factors” contained in this Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in the 2013 Form 10-K for additional information regarding the Company’s significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.

We measure the financial results of our segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) before after-tax realized investment results. In this MD&A, we also present information using adjusted income from operations on both a consolidated and segment basis.  Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. Adjusted income (loss) from operations is defined as segment earnings (loss) excluding special items (described in the table on page 42 of this Form 10-Q) and the results of the GMIB business.  This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measures, which are shareholders’ net income on a consolidated basis and segment earnings (loss) on a segment basis.  We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts. Forward-looking statements may include, among others, statements concerning our business strategy and strategic or operational initiatives, including our ability to deliver improved health services outcomes and productivity for our customers and clients while lowering the costs of health care; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; and our projected cash position, future pension funding and financing or capital deployment plans.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to both known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to realize the expected benefits of strategic transactions and/or acquisitions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in this MD&A, the “Risk Factors” contained in this Form 10-Q and Part I, Item 1A of our 2013 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.  You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

OVERVIEW

We are a global health services organization with a mission to help our customers improve their health, well-being and sense of security.  Our insurance subsidiaries are major providers of medical, dental, disability, life and accident insurance and related products and services, the majority of which are offered through employers and other groups (e.g., governmental and non-governmental organizations, unions and associations). We also offer Medicare and Medicaid products and health, life and accident insurance coverage primarily to individuals in selected international markets and the United States.  In addition to these businesses, we also have certain run-off operations.

For further information on our business and strategy, please see Item 1, “Business” in our 2013 Form 10-K.

Our Segments

As explained in Note 15 to the Consolidated Financial Statements, effective with the first quarter of 2014, we began combining the results of our run-off reinsurance business with Other Operations for segment reporting purposes.  Prior year segment information has been conformed to the current year presentation.

We present the financial results of our businesses in the following three reportable segments:

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

•                  Offers insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program.

Government

•                  Offers Medicare Advantage, Medicare Part D and Medicaid plans.

Global Supplemental Benefits	8%	This segment offers supplemental health, life and accident insurance products in selected international markets and the U.S.

Group Disability and Life	12%	This segment offers group long-term and short-term disability, group life, accident and specialty insurance products and related services.

We present the remainder of our segment results in Other Operations, consisting of corporate-owned life insurance business (“COLI”), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

Key Transactions and Other Significant Items

The following is a summary of key transactions and other significant items since January 1, 2013 affecting period-to-period comparisons of our results.

Run-off Reinsurance Transaction. Prior to February 4, 2013, our run-off reinsurance business had significant exposures, primarily from our guaranteed minimum death benefits (“GMDB” also known as “VADBe”) and guaranteed minimum income benefits (“GMIB”) businesses. Effective February 4, 2013, we entered into an agreement with Berkshire to reinsure future exposures for this business, net of existing retrocessional arrangements, up to a specified limit, for a payment of $2.2 billion. The reinsurance transaction aligned with our strategy of increasing financial flexibility by accomplishing an effective exit from the GMDB and GMIB businesses.  As a result of this transaction, we recorded an after-tax charge of $507 million in the first quarter of 2013 that was reported as a special item.  See Note 5 to the Consolidated Financial Statements and the Other Operations section of this MD&A for additional information.

Pharmacy Benefit Management (“PBM”) Services Agreement.  In June 2013, we entered into a 10-year pharmacy benefit management services agreement with Catamaran Corporation.  Under this agreement, we utilize their technology and service platforms, prescription drug procurement and inventory management capabilities, and order fulfillment services to lower costs and enhance our home-delivery pharmacy, retail network contracting and claims processing services.  In the second quarter of 2013, we recorded one-time transaction costs of $37 million pre-tax ($24 million after-tax) that was reported as a special item. This arrangement produced a positive contribution to earnings in the first quarter of 2014 through improved clinical management, purchasing and administrative efficiencies, that we expect to continue for the remainder of 2014.

Organizational Efficiency Plans.  We regularly evaluate ways to deliver our products and services more efficiently and at a lower cost.  During 2013 and 2012, we adopted specific plans to increase our organizational efficiency as follows:

•

2013 plan. During the fourth quarter of 2013, we committed to a plan to increase our organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions. As a result, we recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs. We expect most of the severance to be paid by the end of 2015. We expect to realize annualized after-tax savings of approximately $45 million. A substantial portion of these savings will be realized in 2014.

•

2012 plan. During the third quarter of 2012, we committed to a series of actions to further improve our organizational alignment, operational effectiveness and efficiency.  As a result, we recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012, consisting primarily of severance costs that were paid as of March 31, 2014. We realized annualized after-tax savings of approximately $60 million during 2013, the majority of which was reinvested in the business to enhance our ability to provide superior service and affordable products to our customers.

Disability Claims Regulatory Matter

During the second quarter of 2013, we finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to our long-term disability claims handling practices.  In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge was comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge was reported in the Group Disability and Life segment.  We will be subject to re-examination 24 months after the execution date of the agreement.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, we may be subject to additional fines or penalties.  In addition to the monitoring states, most other jurisdictions have joined the agreement as participating, non-monitoring states.

Health Care Industry Developments

Health Care Reform and other regulatory initiatives have resulted in broad changes that are meaningfully impacting the industry, including, but not limited to, relationships with customers and health care providers, the design of products and services, pricing and delivery systems.  In 2013, the industry saw government-prescribed reductions to Medicare reimbursement rates (i.e., sequestration), ongoing payment reductions for Medicare Advantage plans by the Centers for Medicare and Medicaid Services (“CMS”) and changes in requirements associated with operational and performance metrics used to determine Medicare Advantage payments and benefits.  For 2014, there are further changes resulting from these regulatory initiatives including the advent of public exchanges, the non-tax deductible industry fee in addition to other fees and assessments, and the minimum medical loss ratio requirements for Medicare Advantage and Medicare Part D plans.  Collectively, these changes have had a significant impact on our business and customers, requiring adjustments to our business model to mitigate the effects on our results of operations and cash flows.

Our 2013 Form 10-K provides a detailed description of Health Care Reform provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, and the U.S. Department of Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of the first quarter of 2014.

Item	Description
Medicare Advantage (“MA”) and Part D Program Impacts - Sequestration - MA Rates - Medical Loss Ratio (MA and Part D)

Sequestration: As a result of sequestration, federal government reimbursement rates for MA and Part D were lowered by 2% beginning April 1, 2013. This program is expected to run through 2023. The overall effect on net income and cash flows was immaterial in 2013 and is expected to continue to be immaterial.

MA Rates: The 2014 federal government reimbursement rates established by CMS in April 2013 became effective January 1, 2014 and included a variety of payment reductions to Medicare plans. Overall, these rates were reduced by approximately 6% compared with 2013, which is expected to decrease full-year MA premiums by approximately $300 million. Actual impacts to annual revenue related to these rate reductions may vary from this estimate based on a variety of factors, including changes to member risk scores and membership enrollment (in total, and by geography). We expect these rate reductions to negatively impact margins for the Government operating segment in 2014. However, we cannot reliably estimate the effect on our 2014 net income and cash flows because it will depend on the impact of our benefit plan design changes instituted in 2014, and our ability to manage medical and administrative costs.

In April 2014, CMS published its notice of final federal government reimbursement rates for calendar year 2015. While we continue to assess this notice, our preliminary estimate is that overall rates will be reduced by approximately 2% compared with 2014. We expect to reflect the reduced 2015 rates in our proposed bids to CMS that will be submitted in the second quarter of 2014. Although we expect to adjust our programs and services and market participation in response to these 2015 rates, we cannot reliably estimate the impact on our revenues, results of operations, or cash flows in 2015 and beyond.

Medical Loss Ratio (“MLR”): Beginning in 2014, if our MLR for MA or Part D business is less than the required 85% minimum, we will be required to pay a rebate to CMS. For full-year 2014, we currently do not expect to pay a rebate for our MA and Part D plan offerings under these MLR requirements.

Health Care Reform Fees - Industry Fee

Health Insurance Industry Fee: See Note 2 to the Consolidated Financial Statements for additional information. We recognized $60 million in operating expenses in the first quarter of 2014 and now expect the full-year fee to be approximately $240 million. Because the fee is not tax deductible, our effective tax rate increased in 2014, both on a consolidated basis and for the Global Health Care segment. Approximately $135 million of the fee relates to our commercial business and $105 million to our Medicare business. For our commercial business, we expect to recover substantially all of the fee through rate increases. For our Medicare business, although we expect to partially mitigate the effect of the fee through benefit changes and price increases, we cannot reliably estimate the effect on our 2014 results of operations or cash flows because it will depend on the impact of our benefit plan design changes instituted in 2014, and our ability to manage medical and administrative costs. See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee: This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. For our self-insured business, the fee is the responsibility of the employer group. For our insured business, the amount of the fee is approximately $110 million in 2014 and is tax deductible. We recorded approximately $27 million of the reinsurance fee in the first quarter of 2014. We expect to recover substantially all of the fee through rate increases. We expect this trend to continue for the remainder of 2014. See the Global Health Care section of this MD&A for further discussion.

Public Health Exchanges Risk Mitigation Programs - Reinsurance - Risk Adjustment - Risk Corridor

Public Health Exchanges: Beginning in 2014, we are offering coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee and Texas). See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Risk Mitigation Programs: See our 2013 Form 10-K for a description of each of these programs that commenced on January 1, 2014. The reported effect of these programs was not material to our results of operations or cash flows for the first quarter of 2014.

Commercial MLR	Commercial MLR: The effect of the commercial MLR rebate accrual was not material to our results of operations or cash flows for the three months ended March 31, 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Premiums and fees	$7,616	$7,314	4%
Net investment income	277	287	(3)
Mail order pharmacy revenues	495	425	16
Other revenues	66	18	267
Total realized investment gains	42	139	(70)
Total revenues	8,496	8,183	4
Benefits and expenses	7,643	8,109	(6)
Income before taxes	853	74	N/M
Income taxes	324	15	N/M
Net income	529	59	N/M
Less: net income attributable to noncontrolling interests	1	2	(50)
Shareholders’ net income	$528	$57	N/M	%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Shareholders’ net income	$528	$57	N/M	%
Less: realized investment gains, net of taxes	27	93	(71)
Segment earnings (loss)	501	(36)	N/M	%
Less: GMIB and special items (after-tax):
Results of GMIB business	-	25
Charge related to reinsurance transaction (See Note 5 to the Consolidated Financial Statements)	-	(507)
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	(51)
Adjusted income from operations	$501	$497	1%

Other Key Consolidated Financial Data
Global medical customers (excluding limited benefits, in thousands)	14,168	14,134	-%
Effective tax rate	38.0%	20.3%	N/M

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues. Components of the revenue increase for the three months ended March 31, 2014 compared with the same period in 2013 are discussed further below:

•                  Premiums and fees. The increase for the three months ended March 31, 2014, compared with the same period in 2013 reflects premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  This result primarily reflects rate increases to recover both medical cost trend and new fees assessed under Health Care Reform.  Business growth in certain of our market segments, including strong specialty contributions, also contributed to the increase.  See the Segment Reporting section of this MD&A for further discussion.

•                  Net investment income.  For the three months ended March 31, 2014, net investment income decreased compared with the same period in 2013, primarily reflecting lower reinvestment yields.

•                  Mail order pharmacy revenues. The increase for the three months ended March 31, 2014, compared with the same period in 2013 was driven by higher volume for specialty medications (injectibles) and price increases to recover pharmacy cost trend.

•                  Other revenues. For the three months ended March 31, 2013, other revenues included losses of $39 million associated with the discontinuation of a dynamic hedge program for the run-off reinsurance business upon the effective exit from the GMDB and GMIB business.  Excluding the hedge program impact, other revenues increased $9 million or 16% for the three months ended March 31, 2014 compared with the same period in 2013, primarily driven by higher management fees from individual practice associations in our Government operating segment.

•                  Realized investment results. For the three months ended March 31, 2014, realized investment results decreased, compared with the same period in 2013, primarily resulting from the absence of a gain on the sale of a real estate joint venture in the first quarter of 2013 and higher gains on sales of fixed maturities in the first quarter of 2013 largely to fund the reinsurance transaction with Berkshire.

•                  Benefits and expenses.  For the three months ended March 31, 2014, benefits and expenses decreased, compared with the same period in 2013, largely driven by the absence in 2014 of the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire ($781 million pre-tax, $507 million after-tax) and the disability regulatory claims matter ($77 million pre-tax; $51 million after-tax). The effect of these charges was partially offset by increased operating expenses in the ongoing operating segments as discussed further in the Segment Reporting section of this MD&A.

•                  Shareholders’ net income.   The increase for the three months ended March 31, 2014, compared with the same period in 2013, primarily results from the absence in 2014 of the charges mentioned above under “benefits and expenses” recorded in the first quarter of 2013.  Partially offsetting these items were significantly lower after-tax realized investment results as discussed above.

•                  Adjusted income from operations.  The slight increase for the three months ended March 31, 2014, compared with the same period in 2013 is attributable to earnings growth in the Global Health Care and Group Disability and Life segments, mostly offset by higher unallocated expenses reported in Corporate.  See the segment discussions later in this MD&A for further information.

•                  Effective tax rate.  The increase for the three months ended March 31, 2014, compared with the same period in 2013, is primarily driven by the non-deductible health insurance industry fee being assessed beginning in 2014 under Health Care Reform.  The low effective tax rate in the first quarter of 2013 was largely attributable to lower pre-tax income resulting from the charges discussed above under “benefits and expenses.”  These charges resulted in a greater proportion of pre-tax income from foreign sources where taxes are recorded at the applicable foreign tax rates. Excluding the charges related to reinsurance and the disability claims regulatory matter, the effective tax rate was 33.7% for the three months ended March 31, 2013.

•                  Global medical customers (excluding limited benefits).  We exited the limited benefits business in 2014 due to Health Care Reform.  Excluding limited benefits customers, the medical customer base increased modestly in 2014, primarily driven by continued growth in the select, individual, and government market segments, partially offset by declines in the national and regional segments.

LIQUIDITY AND CAPITAL RESOURCES

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2014	2013
Operating activities	$490	$(805)
Investing activities	$(506)	$962
Financing activities	$(499)	$185

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

Operating activities

Cash flows from operating activities increased substantially for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to the absence of the first quarter 2013 payments totaling $1.5 billion to Berkshire in connection with the

February 4, 2013 reinsurance transaction.

Investing activities

Cash flows from investing activities decreased by $1.5 billion for the three months ended March 31, 2014 compared with the same period in 2013,  primarily due to higher net purchases of fixed maturities and the absence of proceeds from investment sales used in first quarter 2013 largely to fund the Berkshire transaction.

Financing activities

Cash used in financing activities decreased for the three months ended March 31, 2014 compared with the same period in 2013 primarily reflecting significantly higher repurchases of common stock of $538 million.

We maintain a share repurchase program, authorized by the Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement.  We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by use of a Rule 10b5-1 trading plan.  Through May 1, 2014, we repurchased 8.0 million shares for $650 million.  The remaining share repurchase authority as of May 1, 2014 was $662 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,

(In millions)	2014	2013

Interest expense	$67	$67

Capital Resources

Our capital resources (primarily retained earnings and the proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

Management, guided by regulatory requirements and rating agency capital guidelines, determines the amount of capital resources that we maintain.  Management allocates resources to new long-term business commitments when returns, considering the risks, look promising and when the resources available to support existing business are adequate.

We prioritize our use of capital resources to:

•                  provide the capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries including  pension funding obligations;

•                  consider acquisitions that are strategically and economically advantageous; and

•                  return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions.  Extreme volatility in credit or equity market conditions may reduce our ability to issue debt or equity securities.

Liquidity and Capital Resources Outlook

The availability of resources at the parent company level is partially dependent on dividends from our subsidiaries, most of which are subject to regulatory restrictions and rating agency capital guidelines, and partially dependent on the availability of liquidity from the issuance of debt or equity securities.

At March 31, 2014, there was approximately $475 million in cash and short-term investments available at the parent company level.   For the remainder of 2014, the parent company has combined cash obligations of approximately $300 million for interest payments and commercial paper maturities.  The parent company expects, based on its current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet its obligations.

Cash projections may not be realized and the demand for funds could exceed available cash if, for example:

•                  ongoing businesses experience unexpected shortfalls in earnings;

•                  regulatory restrictions or rating agency capital guidelines reduce the amount of dividends available to be distributed to the parent company from the insurance and HMO subsidiaries;

•                  significant disruption or volatility in the capital and credit markets reduces our ability to raise capital; or

•                  a substantial increase in funding over current projections is required for our pension plan.

In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its principal insurance subsidiaries without state approval. As of March 31, 2014, our insurance subsidiaries had $186 million of net intercompany loans from the parent company.

In addition, we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of March 31, 2014, we had $1.5 billion of borrowing capacity under the credit agreement, reflecting $23 million of letters of credit outstanding from the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, we have an additional $5.9 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

We maintain a capital management strategy to indefinitely reinvest the earnings of certain of our foreign operations overseas.  Indefinitely reinvested earnings are generally deployed in these countries, and other foreign jurisdictions in support of the liquidity and capital needs of our foreign operations, where possible.  As of March 31, 2014, indefinitely reinvested earnings were approximately $1.2 billion.  If repatriated, approximately $130 million of cash and cash equivalents held in these countries would be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

Though we believe that we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

We, through our subsidiaries, are contingently liable for various contractual obligations entered in the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

There is no update to the contractual obligations previously provided in our 2013 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

The preparation of Consolidated Financial Statements in accordance with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures in the Consolidated Financial Statements.  We consider an accounting estimate to be critical if:

•                  it requires assumptions to be made that were uncertain at the time the estimate was made; and

•                  changes in the estimate or different estimates that could have been selected could have a material effect on our consolidated results of operations or financial condition.

We have discussed the development and selection of our critical accounting estimates and reviewed our disclosures presented in our 2013 Form 10-K with the Audit Committee of our Board of Directors.

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2013 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  As of March 31, 2014, there are no significant changes to the critical accounting estimates from what was reported in our 2013 Form 10-K.

Summary

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate.  However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations, and in certain situations, could have a material adverse effect on liquidity and our financial condition.

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  We measure the financial results of our segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) before after-tax realized investment results. In the following segment discussions, we also present information using “adjusted income (loss) from operations”, defined as segment earnings (loss) excluding special items and results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders’ net income.  We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude the results of the GMIB business because, prior to the reinsurance transaction with Berkshire on February 4, 2013 the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

Effective with the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations.  Prior periods have been conformed to the current year presentation.

	Three Months Ended
Shareholders’ net income	March 31,
(In millions)	2014	2013	% Change
Segment earnings (loss)
Global Health Care	$439	$427	3%
Global Supplemental Benefits	53	55	(4)
Group Disability and Life	67	(2)	N/M
Other Operations	17	(462)	104
Corporate	(75)	(54)	(39)
Segment earnings	501	(36)	N/M
Realized investment gains, net of taxes	27	93	(71)
Shareholders’ net income	$528	$57	N/M	%

	Three Months Ended
Adjusted income (loss) from operations	March 31,
(In millions)	2014	2013	% Change
Global Health Care	$439	$427	3%
Global Supplemental Benefits	53	55	(4)
Group Disability and Life	67	49	37
Other Operations	17	20	(15)
Corporate	(75)	(54)	(39)
Total	$501	$497	1%

Global Health Care Segment

We measure the operating effectiveness of the Global Health Care segment using the following key metrics:

• segment earnings and adjusted income from operations;

• customer growth;

• sales of specialty products;

• operating expense as a percentage of segment revenues (operating expense ratio); and

• medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Premiums and fees	$5,994	$5,824	3%
Net investment income	73	75	(3)
Mail order pharmacy revenues	495	425	16
Other revenues	57	48	19
Segment revenues	6,619	6,372	4
Mail order pharmacy costs	414	344	20
Benefits and other expenses	5,479	5,366	2
Benefits and expenses	5,893	5,710	3
Income before taxes	726	662	10
Income taxes	287	235	22
Segment earnings	439	427	3
Adjusted income from operations	$439	$427	3%
Realized investment gains, net of taxes	$11	$55	(80)%
Effective tax rate	39.5%	35.5%	400	bps

The increase in segment earnings and adjusted income from operations for the three months ended March 31, 2014 compared with the same period in 2013 is primarily due to increased specialty contributions, including strong pharmacy results benefiting from lower pharmacy costs, and improved medical costs in our Medicare Advantage and group guaranteed cost businesses.  These favorable effects were partially offset by higher operating expenses primarily reflecting investment spending to enhance our capabilities, medical cost pressure in the individual book of business, and the unfavorable impact of our exit from the limited benefits business.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended March 31,
(In millions)	2014	2013
Medical:
Guaranteed cost	$1,068	$1,107
Experience-rated	563	571
Stop loss	550	464
International health care	456	444
Dental	298	283
Medicare	1,429	1,438
Medicaid	81	75
Medicare Part D	436	436
Other	201	182
Total premiums	5,082	5,000
Fees	912	824
Total premiums and fees	$5,994	$5,824

Premiums and fees. The increase for the three months ended March 31, 2014 compared with the same period in 2013 primarily reflects rate increases to recover underlying medical cost trends and new Health Care Reform mandated fees on most products in the Commercial segment.  In addition, premiums and fees reflect higher ASO fees due to increased specialty contributions, partially offset by a decline in commercial risk customers including a shift from our insured to self-insured products and our exit from the limited benefits business.  Premiums and fees in the Government operating segment reflect a larger customer base, partially offset by reduced government reimbursements (see the “Overview” section of this MD&A for further information).

Mail order pharmacy revenue.  The increase for the three months ended March 31, 2014 compared with the same period in 2013 is primarily due to higher volume for specialty medications (injectibles), as well as price increases in line with pharmacy cost trend.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended March 31,
(In millions)	2014	2013
Medical claims expense	$4,031	$4,047
Mail order pharmacy costs	414	344
Operating expenses	1,448	1,319
Total benefits and expenses	$5,893	$5,710

	Three Months Ended March 31,
Selected ratios	2014	2013
Guaranteed cost medical care ratio	76.1%	77.6%
Medicare Advantage medical care ratio	82.7%	84.3%
Medicare Part D medical care ratio	98.1%	98.4%
Operating expense ratio	21.9%	20.7%

Medical claims expense.   The decrease for the three months ended March 31, 2014 compared with the same period in 2013 primarily reflects lower commercial risk membership, partially offset by medical cost inflation.  The guaranteed cost medical care ratio decreased for the three months ended March 31, 2014, compared with the same period last year, mostly due to an improved ratio for our group guaranteed cost business that includes rate increases to recover new Health Care Reform mandated fees, partially offset by cost pressure in the individual book caused by elevated utilization of medical services. Our exit from the limited benefits business also adversely affected the ratio.

Operating expenses.  Operating expenses and the operating expense ratio increased for the three months ended March 31, 2014 compared to the same period in 2013, primarily driven by new Health Care Reform mandated fees and higher spending to enhance our capabilities, including our new PBM service arrangement.  These increases were partially offset by operating cost efficiencies.

Effective Tax Rate.  The increase in the segment’s effective tax rate was largely attributable to the 2014 health insurance industry fee that is not tax deductible.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at March 31, 2014 compared to December 31, 2013, primarily reflecting higher Stop Loss reserves.  (See Note 4 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

• is covered under an insurance policy or service agreement issued by us;

• has access to our provider network for covered services under their medical plan; or

• has medical claims that are administered by us.

As of March 31, estimated total medical customers were as follows:

(In thousands)	2014	2013
Commercial Risk:
U.S. Guaranteed cost (1)	911	949
U.S. Experience-rated	803	790
International health care - risk	746	759
Total commercial risk(1)	2,460	2,498
Medicare	458	451
Medicaid	25	23
Total government	483	474
Total risk (1)	2,943	2,972
Service, including international health care	11,225	11,162
Total medical customers (excluding limited benefits)	14,168	14,134
Limited benefits	-	188
Total medical customers	14,168	14,322

(1) 2013 excludes limited benefits customers.

In connection with Health Care Reform, we exited the limited benefits business effective December 31, 2013.   Excluding this impact, our medical customer base as of March 31, 2014 was modestly higher than the same period in 2013, primarily driven by continued growth in the select, individual, and government market segments, partially offset by declines in the national and regional segments.

Global Supplemental Benefits Segment

The key factors affecting segment earnings and adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  benefits expense as a percentage of earned premium and fees (loss ratio);

•                  operating expense and acquisition expense as a percentage of segment revenues (expense ratio and acquisition cost ratio); and

•                  the impact of foreign currency movements.

Throughout this discussion, prior period currency adjusted income from operations, revenues, and benefits and expenses are calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies decreases segment earnings, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Premiums and fees	$680	$604	13%
Net investment income	26	25	4
Other revenues	10	8	25
Segment revenues	716	637	12
Benefits and expenses	648	562	15
Income before taxes	68	75	(9)
Income taxes	14	18	(22)
Income attributable to redeemable noncontrolling interest	1	2	(50)
Segment earnings	53	55	(4)
Adjusted income from operations	$53	$55	(4)%
Adjusted income from operations, using actual 2013 currency exchange rates	$53	$55	(4)%
Realized investment gains, net of taxes	$-	$5	(100)%
Effective tax rate	20.6%	24.0%	(340)	bps

The decrease in segment earnings for the three months ended March 31, 2014 compared with the same period in 2013 was primarily driven by higher claims in South Korea and higher operating expenses,  partially offset by improved earnings in Taiwan.

Revenues

Premiums and fees increased for the three months ended March 31, 2014.  Applying actual 2014 currency exchange rates to 2013 results, premiums and fees increased by 13% for the three months ended March 31, 2014, compared with the same period in 2013.  This increase is primarily attributable to strong persistency and new sales growth, particularly in South Korea and the U.S.

Net investment income increased for the three months ended March 31, 2014 compared with the same period last year, primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Benefits and expenses increased for the three months ended March 31, 2014.  Applying actual 2014 currency exchange rates to 2013 results, benefits and expenses increased by 16% for the three months ended March 31, 2014, compared with the same period in 2013.  The increase primarily reflects business growth and higher claims, primarily in South Korea.

Loss ratios increased for the three months ended March 31, 2014 compared with the same period in 2013, reflecting higher claims in South Korea partially due to higher participation in government-sponsored health screenings at the end of 2013.

Policy acquisition expenses increased for the three months ended March 31, 2014 compared with the same period in 2013, reflecting business growth and higher solicitation spending in newer markets.

Expense ratios increased for the three months ended March 31, 2014 compared to the same period last year primarily driven by strategically planned investment spending to support future business growth.

Effective tax rate.  The lower effective tax rate for the three months ended March 31, 2014 compared with the same period in 2013 reflects the favorable effect of expanding our capital management strategy into Taiwan in the fourth quarter of 2013.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 52% of the segment’s revenues and 64% of the segment’s earnings for the three months ended March 31, 2014.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and our consolidated financial results.  In South Korea and certain other geographic markets, we continue to innovate and broaden our product distribution capabilities to support business growth and mitigate potential adverse effects of increased data privacy requirements and other risks to telemarketing distribution.  For the three months ended March 31, 2014, our Global Supplemental Benefits Segment operations in South Korea represented 4% of our total consolidated revenues and 6% of shareholders’ net income.

Group Disability and Life Segment

Key factors affecting segment earnings and adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefits expense as a percentage of earned premiums (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Premiums and fees	$916	$858	7%
Net investment income	81	76	7
Other revenues	(1)	-	N/M
Segment revenues	996	934	7
Benefits and expenses	900	940	(4)
Income (loss) before income taxes	96	(6)	N/M
Income taxes (benefits)	29	(4)	N/M
Segment earnings (loss)	67	(2)	N/M
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	(51)	100
Adjusted income from operations	$67	$49	37%
Realized investment gains, net of taxes	$7	$14	(50)%
Effective tax rate	30.2%	66.7%	N/M %

For the three months ended March 31, 2014, segment earnings increased compared with the same period in 2013 due to the absence of the $51 million after-tax charge related to a disability claims regulatory matter.  The increase in adjusted income from operations was primarily driven by favorability in disability claims experience as well as favorable reserve development in the life business, partially offset by unfavorable accident claims experience.

Revenues

Premiums and fees increased 7% for the three months ended March 31, 2014 compared with the same period in 2013 reflecting new disability and life sales, in-force growth and continued strong persistency.

Net investment income increased for the three months ended March 31, 2014 compared with the same period in 2013 due to higher assets, partially offset by lower yields.

Benefits and Expenses

Benefits and expenses decreased for the three months ended March 31, 2014 compared with the same period in 2013 due primarily to the absence of the $77 million charge for the disability claims regulatory matter,  favorable claim experience and reserve development  and lower expense ratios, partially offset by increases due to business growth. The favorable claim experience was primarily driven by lower new disability claims partially offset by higher new accident claims. The favorable reserve development emerged in the life business. The lower expense ratio was driven by lower technology costs.

Effective Tax Rate

The effective tax rate on segment earnings for the three months ended March 31, 2013 was largely influenced by the charge related to the disability regulatory claims matter.  Excluding that item, the effective tax rate was 31.0% compared with 30.2% for the three months ended March 31, 2014.  These effective tax rates continue to reflect the favorable effect of tax-exempt interest income on certain fixed income investments supporting this segment.

Other Operations

As discussed at the beginning of the segment reporting section of this MD&A, beginning in the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations.  Prior year information has been conformed to the current year presentation.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Premiums and fees	$26	$28	(7)%
Net investment income	97	109	(11)
Other revenues	4	(35)	111
Segment revenues	127	102	25
Benefits and expenses	102	814	(87)
Income (loss) before taxes	25	(712)	104
Income taxes (benefits)	8	(250)	103
Segment earnings (loss)	17	(462)	104
Less: results of GMIB business	-	25
Charge related to reinsurance transaction	-	(507)
Adjusted income from operations	$17	$20	(15)%
Realized investment gains, net of taxes	$9	$19	(53)%
Effective tax rate	32.0%	35.1%	(310)	bps

Segment earnings improved significantly for the three months ended March 31, 2014 compared with the same period in 2013, primarily from the absence of the $507 million after-tax charge associated with the 2013 Berkshire reinsurance transaction, partially offset by the absence of $25 million after-tax GMIB gains in 2013. See Note 5 to the Consolidated Financial Statements for additional information.

Adjusted income from operations decreased for the three months ended March 31, 2014 compared with the same period last year, primarily due to higher claims expense in COLI.

Premiums and fees.  Premiums and fees reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums and fees decreased for the three months ended March 31, 2014, compared with the same period in 2013 primarily due to the absence of assumed premiums from the GMDB business recorded in the first quarter of 2013 prior to the Berkshire transaction.

Net investment income.  Net investment income decreased for the three months ended March 31, 2014 compared with the same period in 2013, primarily due to selling or reallocating investment assets from the run-off reinsurance business as a result of the reinsurance transaction with Berkshire and lower average yields in the settlement annuity business.

Other revenues.  For the three months ended March 31, 2013, other revenues included losses of $39 million associated with a dynamic hedge program for the run-off reinsurance business that was discontinued in 2013 with the effective exit from the GMDB and GMIB businesses.  Excluding this hedge activity, other revenues were flat for the three months ended March 31, 2014, compared with the same period in 2013.

Benefits and expenses.  Benefits and expenses decreased for the three months ended March 31, 2014 compared with the same period in 2013 primarily due to the absence of the $781 million pre-tax charge associated with the 2013 Berkshire transaction, partially offset by favorable benefits and expenses prior to the transaction because of favorable equity markets and interest rates.  Excluding GMDB and GMIB activity before, and resulting from, the Berkshire transaction of $709 million, benefits and expenses increased due to higher claims expense in the COLI business in 2014.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with our frozen pension plans, certain corporate project costs and corporate overhead expenses such as directors’ expenses.

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2014	2013	% Change
Segment loss	$(75)	$(54)	(39)%
Adjusted loss from operations	$(75)	$(54)	(39)%

The increase in Corporate’s segment loss for the three months ended March 31, 2014 compared with the same period in 2013 is primarily attributable to higher operating expenses and a less favorable effective tax rate.

INVESTMENT ASSETS

The following table presents our invested asset portfolio as of March 31, 2014, and December 31, 2013.  Overall invested assets have increased during 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  These investments do not include separate account assets.

(In millions)	March 31, 2014	December 31, 2013
Fixed maturities	$17,650	$16,486
Equity securities	127	141
Commercial mortgage loans	2,125	2,252
Policy loans	1,460	1,485
Real estate	57	97
Other long-term investments	1,292	1,273
Short-term investments	394	631
Total	$23,105	$22,365

Additional information regarding our investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Notes 10 and 11 to the Consolidated Financial Statements in our 2013 Form 10-K.

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, preferred stocks redeemable by the investor and hybrid and trading securities.  These investments are generally classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 7 of the Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of March 31, 2014 and December 31, 2013:

(In millions)	March 31, 2014	December 31, 2013
Federal government and agency	$1,128	$880
State and local government	2,096	2,144
Foreign government	1,583	1,444
Corporate	11,814	10,981
Federal agency mortgage-backed	71	76
Other mortgage-backed	80	77
Other asset-backed	878	884
Total	$17,650	$16,486

The fixed maturity portfolio increased approximately $1.2 billion during the three months ended March 31, 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $51 million in aggregate as of March 31, 2014.  See Note 8 to the Consolidated Financial Statements for further information.

As of March 31, 2014, $15.6 billion, or 88%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.0 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2013.

Corporate fixed maturities includes private placement investments of $4.6 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At March 31, 2014, corporate fixed maturities include $378 million of investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.

We invest in high quality foreign government obligations, with an average quality rating of Aa as of March 31, 2014.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $202 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

Our investments in state and local government securities are diversified by issuer and geography with no single exposure greater than $28 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.  As of March 31, 2014, 98% of our investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.

As of March 31, 2014, we had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain investments in state and local governments and other asset-backed securities totaled $1,786 million as of March 31, 2014.  More detailed information about guarantees provided by monoline bond insurers is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2013.  This review included an analysis of each property’s year-end 2012 financial statements, rent rolls, operating plans and budgets for 2013, a physical inspection of the property and other pertinent factors.  Based on this review and subsequent fundings and repayments, the portfolio’s average loan-to-value ratio was 64% at March 31, 2014 the same as it was on December 31, 2013.  The portfolio’s average debt service coverage ratio was estimated to be 1.60 at March 31, 2014 down slightly from 1.62 as of December 31, 2013.

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

The commercial mortgage portfolio consists of approximately 120 loans, including five impaired loans with a carrying value totaling $112 million that are classified as problem or potential problem loans.  Two of these loans totaling $31 million are current based on restructured terms and three loans totaling $81 million, net of $8 million in reserves, are current.  All of the remaining loans continue to perform under their contractual terms.  We have $109 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Our other long-term investments include $1,190 million in security partnership and real estate funds, as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 100 separate partnerships, and approximately 60 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of our securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of March 31, 2014, the fair value of our ownership interest in certain funds that are carried at cost was less than carrying value by $25 million.  We expect to recover their carrying value over the average remaining life of these investments of approximately 4 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on our results of operations, financial condition or liquidity.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2014 or 2013.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2014			December 31, 2013
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$1	$(1)	$-	$2	$(2)	$-
Problem commercial mortgage loans (1)	41	(3)	38	41	(3)	38
Foreclosed real estate	24	-	24	29	-	29
Total problem investments	$66	$(4)	$62	$72	$(5)	$67
Potential problem bonds	$30	$(9)	$21	$30	$(9)	$21
Potential problem commercial mortgage loans	190	(8)	182	135	(8)	127
Total potential problem investments	$220	$(17)	$203	$165	$(17)	$148

(1) At March 31, 2014 and December 31, 2013, included $7 million of restructured loans classified in Other long-term investments that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at March 31, 2014, increased by $50 million from December 31, 2013, primarily due to the addition of one commercial mortgage loan to potential problem investments.

Included in after-tax realized investment gains (losses) were asset write-downs as follows:

	Three Months Ended March 31,
(In millions)	2014	2013
Credit-related (1)	$(4)	$-
Other	-	-
Total	$(4)	$-

(1) Credit-related losses include asset write-downs on investments in real estate entities.

Investment Outlook

Financial markets in the United States continued to stabilize during the first quarter of 2014.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.

During the three months ended March 31, 2014, the impact of an increase in asset purchases and a decrease in market yields resulted in an increase of fair values for certain of our financial instruments, primarily fixed maturities.  As a result, the loss in fair value of a hypothetical 100 basis point increase in interest rates of these financial instruments increased from approximately $585 million at December 31, 2013 to approximately $685 million at March 31, 2014.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from this hypothetical calculation.

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

 Part II.  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

The information contained under “Litigation Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A.           RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2013 includes a detailed description of its risk factors.

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2014	2,151,410	$ 88.19	2,142,880	$ 622,884,805
February 1-28, 2014	3,113,112	$ 78.52	3,090,111	$ 880,250,707
March 1-31, 2014	3,253,074	$ 79.58	2,653,454	$ 668,753,562
Total	8,517,596	$ 81.37	7,886,445	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 8,530 shares in January, 23,001 shares in February and 599,620 shares in March 2014.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $669 million as of March 31, 2014.  Remaining authorization under the program was approximately $662 million as of May 1, 2014.

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

Cigna Corporation

Date:	May 1, 2014
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1	Cigna Corporation non-employee Director Compensation Program amended and restated effective February 26, 2014	Filed herewith.
10.2*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option and Grant Letter	Filed herewith.

E-1

10.3*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant and Grant Letter	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant and Grant Letter*	Filed herewith.
10.5*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant and Grant Letter	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

* Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-2