Form 10-Q
period 2014-06-30
CIGNA CORP
filed 2014-07-31
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 15, 2014,  263,817,071 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Revenues
Premiums and fees	$7,758	$7,172	$15,374	$14,486
Net investment income	294	289	571	576
Mail order pharmacy revenues	547	437	1,042	862
Other revenues	69	56	135	74
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(1)	(8)	(1)	(8)
Other realized investment gains, net	66	34	108	173
Total realized investment gains, net	65	26	107	165
Total revenues	8,733	7,980	17,229	16,163
Benefits and Expenses
Global Health Care medical claims expense	4,219	3,904	8,250	7,951
Other benefit expenses	1,100	997	2,266	2,859
Mail order pharmacy costs	469	362	883	706
Other operating expenses	2,044	1,950	4,076	3,806
Total benefits and expenses	7,832	7,213	15,475	15,322
Income before Income Taxes	901	767	1,754	841
Income taxes:
Current	329	181	639	80
Deferred	-	80	14	196
Total income taxes	329	261	653	276
Net Income	572	506	1,101	565
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(1)	1	-	3
Shareholders’ Net Income	$573	$505	$1,101	$562
Shareholders’ Net Income Per Share:
Basic	$2.16	$1.79	$4.11	$1.99
Diluted	$2.12	$1.76	$4.05	$1.95
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Shareholders’ net income	$573	$505	$1,101	$562
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	103	(269)	190	(341)
Equity securities	-	-	(1)	2
Net unrealized appreciation (depreciation), on securities	103	(269)	189	(339)
Net unrealized appreciation, derivatives	-	6	-	9
Net translation of foreign currencies	46	(16)	35	(74)
Postretirement benefits liability adjustment	11	21	23	61
Shareholders’ other comprehensive income (loss)	160	(258)	247	(343)
Shareholders’ comprehensive income	733	247	1,348	219
Comprehensive income attributable to noncontrolling interests:
Net income attributable to redeemable noncontrolling interests	2	1	5	3
Net (loss) attributable to other noncontrolling interest	(3)	-	(5)	-
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	3	(6)	-	(9)
Other comprehensive income attributable to other noncontrolling interest	-	-	1	-
Total comprehensive income	$735	$242	$1,349	$213

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	June 30, 2014		December 31, 2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $16,598; $15,273)		$18,321		$16,486
Equity securities, at fair value (cost, $136; $146)		131		141
Commercial mortgage loans		2,217		2,252
Policy loans		1,453		1,485
Real estate		62		97
Other long-term investments		1,336		1,273
Short-term investments		232		631
Total investments		23,752		22,365
Cash and cash equivalents		1,967		2,795
Accrued investment income		245		247
Premiums, accounts and notes receivable, net		2,657		1,991
Reinsurance recoverables		7,132		7,299
Deferred policy acquisition costs		1,510		1,395
Property and equipment		1,498		1,464
Deferred tax assets, net		-		92
Goodwill		6,033		6,029
Other assets, including other intangibles		2,492		2,407
Separate account assets		8,643		8,252
Total assets		$55,929		$54,336
Liabilities
Contractholder deposit funds		$8,459		$8,470
Future policy benefits		9,583		9,306
Unpaid claims and claim expenses		4,389		4,298
Global Health Care medical claims payable		2,276		2,050
Unearned premiums and fees		625		580
Total insurance and contractholder liabilities		25,332		24,704
Accounts payable, accrued expenses and other liabilities		5,726		5,456
Short-term debt		121		233
Long-term debt		5,022		5,014
Deferred tax liabilities, net		34		-
Separate account liabilities		8,643		8,252
Total liabilities		44,878		43,659
Contingencies — Note 16
Redeemable noncontrolling interests		99		96
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,405		3,356
Net unrealized appreciation, fixed maturities	$663		$473
Net unrealized appreciation, equity securities	3		4
Net unrealized depreciation, derivatives	(19)		(19)
Net translation of foreign currencies	117		82
Postretirement benefits liability adjustment	(1,037)		(1,060)
Accumulated other comprehensive loss		(273)		(520)
Retained earnings		14,677		13,676
Less treasury stock, at cost		(6,964)		(6,037)
Total shareholders’ equity		10,937		10,567
Noncontrolling interest		15		14
Total equity		10,952		10,581
Total liabilities and equity		$55,929		$54,336
Shareholders’ Equity Per Share		$41.32		$38.35

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended June 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at April 1, 2014	$92	$3,392	$(433)	$14,136	$(6,631)	$10,556	$13	$10,569	$96
Effect of issuing stock for employee benefit plans		13		(32)	81	62		62
Other comprehensive income			160			160	-	160	3
Net income (loss)				573		573	(3)	570	2
Repurchase of common stock					(414)	(414)		(414)
Capital contribution by noncontrolling interest							5	5	2
Distribution to redeemable noncontrolling interest									(4)
Balance at June 30, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended June 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at April 1, 2013	$92	$3,305	$(756)	$12,328	$(5,309)	$9,660	$-	$9,660	$113
Effect of issuing stock for employee benefit plans		21		(27)	81	75		75
Other comprehensive loss			(258)			(258)		(258)	(6)
Net income				505		505		505	1
Repurchase of common stock					(207)	(207)		(207)
Distribution to redeemable noncontrolling interest									(7)
Balance at June 30, 2013	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$-	$9,775	$101

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the six months ended June 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		49		(89)	130	90		90
Other comprehensive income			247			247	1	248	-
Net income (loss)				1,101		1,101	(5)	1,096	5
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,057)	(1,057)		(1,057)
Capital contribution by noncontrolling interest							5	5	2
Distribution to redeemable non-controlling interest									(4)
Balance at June 30, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the six months ended June 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at January 1, 2013	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$-	$9,769	$114
Effect of issuing stock for employee benefit plans		31		(75)	146	102		102
Other comprehensive loss			(343)			(343)		(343)	(9)
Net income				562		562		562	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(304)	(304)		(304)
Distribution to redeemable non-controlling interest									(7)
Balance at June 30, 2013	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$-	$9,775	$101

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$1,101	$565
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	289	299
Realized investment gains	(107)	(165)
Deferred income taxes	14	196
Gains on sale of businesses	(7)	(8)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(660)	(192)
Reinsurance recoverables	67	356
Deferred policy acquisition costs	(100)	(140)
Other assets	(98)	251
Insurance liabilities	359	779
Accounts payable, accrued expenses and other liabilities	78	(359)
Current income taxes	100	(89)
Cash used to effectively exit run-off reinsurance business	-	(2,196)
Other, net	(34)	(20)
Net cash provided by / (used in) operating activities	1,002	(723)
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	476	1,269
Equity securities	34	3
Other (primarily short-term and other long-term investments)	1,404	411
Investment maturities and repayments:
Fixed maturities	898	821
Equity securities	-	18
Commercial mortgage loans	214	298
Investments purchased or originated:
Fixed maturities	(2,575)	(914)
Equity securities	(8)	(28)
Commercial mortgage loans	(183)	(22)
Other (primarily short-term and other long-term investments)	(868)	(460)
Property and equipment purchases	(236)	(209)
Other, net	12	(40)
Net cash (used in) / provided by investing activities	(832)	1,147
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	790	738
Withdrawals and benefit payments from contractholder deposit funds	(758)	(669)
Change in cash overdraft position	15	29
Net change in short-term debt	(96)	(48)
Repurchase of common stock	(1,029)	(277)
Issuance of common stock	80	91
Common dividends paid	(11)	(11)
Other, net	2	(7)
Net cash used in financing activities	(1,007)	(154)
Effect of foreign currency rate changes on cash and cash equivalents	9	(39)
Net (decrease) / increase in cash and cash equivalents	(828)	231
Cash and cash equivalents, January 1,	2,795	2,978
Cash and cash equivalents, June 30,	$1,967	$3,209
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$514	$154
Interest paid	$132	$130

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

Note 2 — Recent Accounting Changes

Accounting for Health Care Reform’s Risk Mitigation Programs.  Beginning in 2014, as prescribed by the Patient Protection and Affordable Care Act (referred to as “Health Care Reform”), three programs went into effect to reduce the risk for participating health insurance companies selling coverage on the public exchanges.

•                  A three-year (2014-2016) reinsurance program is designed to provide reimbursement to insurers for high cost individual business sold on or off the public exchanges.  The reinsurance entity established by the U.S. Department of Health and Human Services (“HHS”) is funded by a per-customer reinsurance fee assessed on all commercial medical plans, including self-insured group health plans.  Only non-grandfathered individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap.  Reinsurance contributions associated with non-grandfathered individual plans are reported as a reduction in premium revenue, and estimated reinsurance recoveries are established with an offsetting reduction in Global Health Care medical claims expense.  Reinsurance fee contributions for other insured business are reported in other operating expenses.  The Company currently does not administer reinsurance fee contributions on behalf of its self-insured employer clients.

•                  A permanent risk adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges.  Based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies, we estimate our year-to-date risk adjustment.  The Company records a risk adjustment receivable or payable, with an offsetting adjustment to premium revenue when the amounts are reasonably estimable and collection is reasonably assured.

•                  A three year (2014-2016) risk corridor program is designed to limit insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS.  This program applies to individual and small group qualified health plans, operating on and off the exchanges.  Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS.  The Company records a risk corridor receivable or payable as an adjustment to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured.

Revenue from Contracts with Customers (Accounting Standards Update (“ASU”) 2014-09).   In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services, including the Company’s non-insurance, administrative services contracts.   It will not apply to certain contracts within the scope of other GAAP, such as insurance contracts.  This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices.  Revenue is recognized as goods or services are delivered.  This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms.  In addition, extensive new disclosures will be required including the presentation of additional categories of revenues and information about related contract assets and liabilities.  This new guidance must be implemented on January 1, 2017; early adoption is not permitted.  The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption.  The Company is currently evaluating these new requirements for its noninsurance customer contracts to determine the method of implementation and any resulting estimated effects on the financial statements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06).  Effective January 1, 2014, the Company adopted the FASB’s accounting guidance for the health insurance industry assessment (the “fee”) mandated by Health Care Reform.  This non-deductible fee is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  Based on a preliminary assessment from the Internal Revenue Service for the 2014 fee, the Company adjusted its liability reported in accounts payable, accrued expenses and other liabilities to $245 million during the second quarter of 2014.  The corresponding deferred cost, recorded in other assets, including other intangibles was also adjusted.  Through June 30, 2014, $122 million of the deferred cost was recognized in other operating expenses; the remainder will be recognized on a straight-line basis over the balance of 2014.  The Company expects to be notified of and pay the final 2014 assessment in the third quarter.

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

Note 3 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2014
Shareholders’ net income	$573		$573
Shares (in thousands):
Weighted average	265,377		265,377
Common stock equivalents		4,544	4,544
Total shares	265,377	4,544	269,921
EPS	$2.16	$(0.04)	$2.12
2013
Shareholders’ net income	$505		$505
Shares (in thousands):
Weighted average	282,043		282,043
Common stock equivalents		5,043	5,043
Total shares	282,043	5,043	287,086
EPS	$1.79	$(0.03)	$1.76

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Six Months Ended June 30,
2014
Shareholders’ net income	$1,101		$1,101
Shares (in thousands):
Weighted average	267,665		267,665
Common stock equivalents		4,516	4,516
Total shares	267,665	4,516	272,181
EPS	$4.11	$(0.06)	$4.05
2013
Shareholders’ net income	$562		$562
Shares (in thousands):
Weighted average	282,919		282,919
Common stock equivalents		5,248	5,248
Total shares	282,919	5,248	288,167
EPS	$1.99	$(0.04)	$1.95

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2014 and 2013 because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Antidilutive options	2.0	1.8	2.0	1.8

The Company held 101,424,330 shares of common stock in Treasury as of June 30, 2014, and 82,496,367 shares as of June 30, 2013.

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

	June 30,	December 31,
(In millions)	2014	2013
Incurred but not yet reported	$1,842	$1,615
Reported claims in process	310	355
Physician incentives and other medical expense payable	124	80
Medical claims payable	$2,276	$2,050

Activity in medical claims payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2014	2013
Balance at January 1,	$2,050	$1,856
Less: Reinsurance and other amounts recoverable	194	242
Balance at January 1, net	1,856	1,614

Incurred claims related to:
Current year	8,390	16,049
Prior years	(140)	(182)
Total incurred	8,250	15,867
Paid claims related to:
Current year	6,606	14,267
Prior years	1,469	1,358
Total paid	8,075	15,625
Ending Balance, net	2,031	1,856
Add: Reinsurance and other amounts recoverable	245	194
Ending Balance	$2,276	$2,050

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 5 for additional information on reinsurance.  For the six months ended June 30, 2014, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $140 million, or 0.9% of the current year incurred claims as reported for the year ended December 31, 2013. Actual completion factors accounted for $51 million, or 0.3% of the favorability while actual medical cost trend resulted in the remaining $89 million, or 0.6%.

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

The impact of prior year development on shareholders’ net income was $46 million for the six months ended June 30, 2014 compared with $68 million for the six months ended June 30, 2013.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice that require the liabilities be adequate under moderately adverse conditions.  As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions.  When a portion of the development relates to a release of the prior year’s provision for moderately adverse conditions, the Company does not consider that amount as  impacting  shareholders’ net income to the extent that it is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims.

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

The Company’s dynamic hedge programs were discontinued during the first quarter of 2013 due to the Berkshire reinsurance transaction.  These hedge programs generated losses (included in other revenues) of $32 million for the six months ended June 30, 2013.

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2014	2013
Balance at January 1	$1,396	$1,090
Add: Unpaid claims	18	24
Less: Reinsurance and other amounts recoverable	1,317	42
Balance at January 1, net	97	1,072
Add: Incurred benefits	2	699
Less: Paid benefits (including the $1,647 payment in 2013 for the Berkshire reinsurance transaction)	-	1,674
Ending balance, net	99	97
Less: Unpaid claims	19	18
Add: Reinsurance and other amounts recoverable	1,234	1,317
Ending balance	$1,314	$1,396

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as claims retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $2.8 billion as of June 30, 2014 and $3.0 billion as of December 31, 2013 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contract holders (approximately 373,000 as of June 30, 2014 and 390,000 as of December 31, 2013) died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company would be reimbursed in full for these payments.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $13.8 billion as of June 30, 2014 and $14.1 billion as of December 31, 2013.

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

GMIB assets included $401 million as of June 30, 2014 and $352 million as of December 31, 2013 from Berkshire, and were 100% secured by assets in a trust.  GMIB assets also included $462 million as of June 30, 2014 and $399 million as of December 31, 2013 from two other retrocessionaires, and 40% were secured by assets in a trust.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Ceded premiums and fees
Individual life insurance and annuity business sold	$44	$45	$89	$91
Other	84	104	180	183
Total	$128	$149	$269	$274
Reinsurance recoveries
Individual life insurance and annuity business sold	$69	$94	$168	$182
Other	88	68	170	(194)
Total	$157	$162	$338	$(12)

As noted in the GMDB section above, recoveries for the six months ended June 30, 2013 are net of a decrease in reinsurance recoverables from a change in the growth rate assumption, due to discontinuing the hedge programs after the reinsurance transaction with Berkshire.

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	June 30, 2014	December 31, 2013	Collateral and Other Terms at June 30, 2014

GMDB	Berkshire	$1,195	$1,276	100% secured by assets in a trust.

	Other	40	41	97% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold)	Lincoln National Life and Lincoln Life & Annuity of New York	3,855	3,905	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold)	Prudential Retirement Insurance and Annuity	1,148	1,200	100% secured by assets in a trust.

Supplemental Benefits Business	Great American Life	344	363	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	444	407

Recoverables from more than 80 reinsurers used in the ordinary course of business. Balances range from less than $1 million up to $70 million, with 12% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	106	107	89% of this balance is secured by assets in a trust.

Total reinsurance recoverables		$7,132	$7,299

Reserves for underlying reinsurance exposures assumed by the Company, as well as those for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of June 30, 2014 based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 6 — Organizational Efficiency Plans

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost.  During 2013 and 2012, the Company adopted specific plans to increase its organizational efficiency as follows.

2013 Plan.  During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.   The Company expects most of the severance to be paid by the end of 2015.

2012 Plan.  During the third quarter of 2012, in connection with the execution of its strategy, the Company committed to a series of actions to further improve its organizational alignment, operational effectiveness, and efficiency.  As a result, the Company recognized charges in other operating expenses of $77 million pre-tax ($50 million after-tax) in the third quarter of 2012 consisting primarily of severance costs.   The costs associated with this plan were substantially paid as of March 31, 2014.

Summarized below is activity for these plans for 2013 and the first half of 2014.

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Fourth quarter 2013 charge	47	13	60
Less: 2013 Payments	46	4	50
Balance, December 31, 2013	68	13	81
Less: First quarter 2014 payments	11	1	12
Less: Second quarter 2014 payments	7	1	8
Balance, June 30, 2014	$50	$11	$61

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2014 and December 31, 2013 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

June 30, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$583	$669	$-	$1,252
State and local government	-	2,023	-	2,023
Foreign government	-	1,677	29	1,706
Corporate	-	11,897	500	12,397
Federal agency mortgage-backed	-	69	-	69
Other mortgage-backed	-	77	1	78
Other asset-backed	-	252	544	796
Total fixed maturities (1)	583	16,664	1,074	18,321
Equity securities	1	82	48	131
Subtotal	584	16,746	1,122	18,452
Short-term investments	-	232	-	232
GMIB assets (2)	-	-	863	863
Other derivative assets (3)	-	2	-	2
Total financial assets at fair value, excluding separate accounts	$584	$16,980	$1,985	$19,549
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$839	$839
Other derivative liabilities (3)	-	17	-	17
Total financial liabilities at fair value	$-	$17	$839	$856

(1)

Fixed maturities included $690 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $78 million of appreciation for securities classified in Level 3.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2014 or December 31, 2013.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Fixed maturities and equity securities.  Approximately 6% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	June 30,	December 31,
(In millions)	2014	2013
Other asset and mortgage-backed securities - valued using pricing models	$545	$603
Corporate and government fixed maturities - valued using pricing models	456	417
Corporate fixed maturities - valued at transaction price	73	111
Equity securities - valued at transaction price	48	59
Total	$1,122	$1,190

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of June 30, 2014 and December 31, 2013.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of June 30, 2014 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$537	Liquidity	40-500 (160)
		Weighting of credit spreads	130-2,650 (250)
Corporate and government fixed maturities	$391	Liquidity	80-390 (180)

As of December 31, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$593	Liquidity	60 - 620 (170)
		Weighting of credit spreads	120 - 2,090 (290)
Corporate and government fixed maturities	$305	Liquidity	80 - 370 (200)

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

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (b) the GMIB assets to reflect a market participant’s view of the credit risk of the reinsurers, after considering collateral.  Non-performance risk adjustments had an immaterial effect on shareholders’ net income for the three months and six months ended June 30, 2014 and 2013.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2014 and 2013.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2014	$1,198	$815	$(794)	$21
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	53	(53)	-
Other	2	3	(2)	1
Total gains (losses) included in shareholders’ net income	2	56	(55)	1
Gains included in other comprehensive income	9	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	20	-	-	-
Purchases, sales and settlements:
Purchases	53	-	-	-
Sales	(91)	-	-	-
Settlements	(46)	(8)	10	2
Total purchases, sales and settlements	(84)	(8)	10	2
Transfers into/(out of) Level 3:
Transfers into Level 3	30	-	-	-
Transfers out of Level 3	(53)	-	-	-
Total transfers into/(out of) Level 3	(23)	-	-	-
Balance at June 30, 2014	$1,122	$863	$(839)	$24
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$56	$(55)	$1

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended June 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2013	$1,288	$1,117	$(1,099)	$18
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(156)	156	-
Other	4	1	-	1
Total gains (losses) included in shareholders’ net income	4	(155)	156	1
Losses included in other comprehensive income	(16)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(33)	-	-	-
Purchases, sales and settlements:
Purchases	35	-	-	-
Sales	(18)	-	-	-
Settlements	(10)	(17)	21	4
Total purchases, sales and settlements	7	(17)	21	4
Transfers into/(out of) Level 3:
Transfers into Level 3	15	-	-	-
Transfers out of Level 3	(56)	-	-	-
Total transfers into/(out of) Level 3	(41)	-	-	-
Balance at June 30, 2013	$1,209	$945	$(922)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(155)	$156	$1

(1)  Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	130	(130)	-
Other	14	2	10	12
Total gains (losses) included in shareholders’ net income	14	132	(120)	12
Gains included in other comprehensive income	17	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	42	-	-	-
Purchases, sales and settlements:
Purchases	77	-	-	-
Sales	(115)	-	-	-
Settlements	(107)	(20)	22	2
Total purchases, sales and settlements	(145)	(20)	22	2
Transfers into/(out of) Level 3:
Transfers into Level 3	154	-	-	-
Transfers out of Level 3	(150)	-	-	-
Total transfers into/(out of) Level 3	4	-	-	-
Balance at June 30, 2014	$1,122	$863	$(839)	$24
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$132	$(120)	$12

(1)  Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(205)	205	-
Other	10	2	-	2
Total gains (losses) included in shareholders’ net income	10	(203)	205	2
Losses included in other comprehensive income	(17)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(38)	-	-	-
Purchases, sales and settlements:
Purchases	40	-	-	-
Sales	(30)	-	-	-
Settlements	(61)	526	43	569
Total purchases, sales and settlements	(51)	526	43	569
Transfers into/(out of) Level 3:
Transfers into Level 3	69	-	-	-
Transfers out of Level 3	(115)	-	-	-
Total transfers into/(out of) Level 3	(46)	-	-	-
Balance at June 30, 2013	$1,209	$945	$(922)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$4	$(203)	$205	$2

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months and six months ended June 30, 2014 and June 30, 2013, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of June 30, 2014 and December 31, 2013 separate account assets were as follows:

June 30, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$269	$271	$-	$540
Non-guaranteed separate accounts (1)	1,851	5,178	1,074	8,103
Total separate account assets	$2,120	$5,449	$1,074	$8,643

(1)  As of June 30, 2014, non-guaranteed separate accounts included $ 4.0 billion in assets supporting the Company’s pension plans, including $1,020 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
(In millions)	2014	2013
Balance at April 1,	$1,069	$1,011
Policyholder gains (1)	23	22
Purchases, sales and settlements:
Purchases	80	57
Sales	(2)	-
Settlements	(97)	(39)
Total purchases, sales and settlements	(19)	18
Transfers into/(out of) Level 3:
Transfers into Level 3	6	-
Transfers out of Level 3	(5)	(2)
Total transfers into/(out of) Level 3	1	(2)
Balance at June 30,	$1,074	$1,049

(1)  Included in this amount are gains of $23 million attributable to instruments still held at June 30, 2014 and gains of $22 million attributable to instruments still held at June 30, 2013.

	Six Months Ended June 30,
(In millions)	2014	2013
Balance at January 1	$1,035	$1,005
Policyholder gains (1)	55	29
Purchases, sales and settlements:
Purchases	124	88
Sales	(2)	-
Settlements	(144)	(69)
Total purchases, sales and settlements	(22)	19
Transfers into/(out of) Level 3:
Transfers into Level 3	13	-
Transfers out of Level 3	(7)	(4)
Total transfers into/(out of) Level 3	6	(4)
Balance at June 30,	$1,074	$1,049

(1)  Included in this amount are gains of $55 million attributable to instruments still held at June 30, 2014 and gains of $29 million attributable to instruments still held at June 30, 2013.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $10 million, after-tax for the six months ended June 30, 2014 and $5 million, after-tax for the six months ended June 30, 2013.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2014 and December 31, 2013.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	June 30, 2014		December 31, 2013
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,321	$2,217	$2,338	$2,252
Contractholder deposit funds, excluding universal life products	Level 3	$1,130	$1,116	$1,081	$1,072
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,721	$4,984	$5,550	$4,997

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

Fair values of off-balance-sheet financial instruments were not material as of June 30, 2014 and December 31, 2013.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Fixed maturities	$4	$22	$12	$89
Equity securities	-	1	17	4
Commercial mortgage loans	(4)	(4)	(4)	(4)
Real estate	-	-	13	-
Other investments, including derivatives	65	7	69	76
Realized investment gains before income taxes	65	26	107	165
Less income taxes	22	9	37	55
Net realized investment gains	$43	$17	$70	$110

Included in the above realized investment gains (losses) before income taxes were asset write-downs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Credit-related (1)	$(9)	$(8)	$(15)	$(8)
Other	(1)	(8)	(1)	(8)
Total	$(10)	$(16)	$(16)	$(16)

(1) Credit-related losses include increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2014:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,161	$1,180
Due after one year through five years	5,530	5,962
Due after five years through ten years	6,285	6,701
Due after ten years	2,785	3,535
Mortgage and other asset-backed securities	837	943
Total	$16,598	$18,321

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	June 30, 2014
Federal government and agency	$914	$338	$-	$1,252
State and local government	1,838	188	(3)	2,023
Foreign government	1,620	91	(5)	1,706
Corporate	11,389	1,020	(12)	12,397
Federal agency mortgage-backed	68	1	-	69
Other mortgage-backed	76	4	(2)	78
Other asset-backed	693	103	-	796
Total	$16,598	$1,745	$(22)	$18,321

(In millions)	December 31, 2013
Federal government and agency	$640	$242	$(2)	$880
State and local government	1,983	167	(6)	2,144
Foreign government	1,392	64	(12)	1,444
Corporate	10,306	749	(74)	10,981
Federal agency mortgage-backed	77	-	(1)	76
Other mortgage-backed	76	3	(2)	77
Other asset-backed	799	87	(2)	884
Total	$15,273	$1,312	$(99)	$16,486

The above table includes investments with a fair value of $2.9 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $692 million and gross unrealized depreciation of $2 million at June 30, 2014.  Such unrealized amounts are required to support the future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2013, investments supporting this business had a fair value of $2.6 billion, gross unrealized appreciation of $478 million and gross unrealized depreciation of $20 million.

Included in equity securities are hybrid investments consisting of preferred stock with call features.  These securities are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of June 30, 2014, fair values of these securities were $54 million, and amortized cost was $62 million.  As of December 31, 2013, fair values of these securities were $56 million, and amortized cost was $68 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Proceeds from sales	$316	$311	$510	$1,272
Gross gains on sales	$3	$23	$25	$83
Gross losses on sales	$1	$1	$1	$3

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

As of June 30, 2014, fixed maturities with a decline in fair value from amortized cost (primarily corporate securities) were, by length of time of decline, as follows:

	June 30, 2014
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$424	$430	$(6)	147
Below investment grade	$235	$238	$(3)	126
More than one year:
Investment grade	$401	$411	$(10)	159
Below investment grade	$34	$37	$(3)	17

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  Excluding hybrid investments, there were no equity securities with a fair value significantly lower than cost as of June 30, 2014.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$340	$-	$-	$6	$-	$346
50% to 59%	765	91	-	-	-	856
60% to 69%	327	-	15	-	61	403
70% to 79%	68	52	33	-	81	234
80% to 89%	6	97	-	-	58	161
90% to 100%	-	3	55	-	159	217
Total	$1,506	$243	$103	$6	$359	$2,217

	December 31, 2013
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$314	$-	$-	$6	$-	$320
50% to 59%	581	131	-	18	-	730
60% to 69%	438	16	29	-	24	507
70% to 79%	79	113	-	-	-	192
80% to 89%	65	42	34	28	143	312
90% to 100%	-	-	58	50	83	191
Total	$1,477	$302	$121	$102	$250	$2,252

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2014 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio improved slightly to 63% at June 30, 2014 from 64% at December 31, 2013.  The portfolio’s average debt service coverage ratio was estimated to be 1.64 at June 30, 2014, a modest improvement from 1.62 at December 31, 2013.

The Company will reevaluate a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of  financial performance, fair value or the risk profile of the underlying property has been impacted.

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

Certain other loans were modified during the six months ended June 30, 2014 and the twelve months ended December 31, 2013.  However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $209 million at June 30, 2014 and $158 million at December 31, 2013.  At June 30, 2014 and December 31, 2013, industrial loans located in the South Atlantic region represented the most significant concentration of problem and potential problem mortgage loans.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2014			December 31, 2013
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$147	$(12)	$135	$89	$(8)	$81
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$178	$(12)	$166	$120	$(8)	$112

The average recorded investment in impaired loans was $139 million during the six months ended June 30, 2014 and $130 million during the six months ended June 30, 2013.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the six months ended June 30, 2014 or 2013.  Interest income on impaired commercial mortgage loans was not significant for the six months ended June 30, 2014 or 2013.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2014	2013
Reserve balance, January 1,	$8	$7
Increase in valuation reserves	4	4
Reserve balance, June 30,	$12	$11

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $1.2 billion, federal government securities of $126 million and money market funds of $33 million as of June 30, 2014.  The Company’s short-term investments and cash equivalents as of December 31, 2013 included corporate securities of $2.2 billion, federal government securities of $323 million and money market funds of $35 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities and to hedge long-term debt.  The Company has written and purchased reinsurance contracts in its run-off reinsurance business that are accounted for as free standing derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance business until February 4, 2013 (for further information, see Note 5). For information on the Company’s accounting policy for derivative financial instruments, see Note 2 to the Financial Statements contained in the Company’s 2013 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of June 30, 2014, the Company had $19 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of June 30, 2014 or December 31, 2013.

Derivative instruments used in the Company’s investment and interest rate risk management.

The Company uses derivative financial instruments as a part of its investment strategy to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  Derivatives are typically used in this strategy to reduce interest rate and foreign currency risks.  The Company also uses derivative financial instruments to hedge interest rate risk on its long-term debt.

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

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen, and British pounds, and have terms for periods of up to seven years.  Net interest cash flows are reported in operating activities.

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	June 30, 2014	December 31, 2013
Interest rate swaps	$44	$45
Foreign currency swaps	111	118
Combination interest rate and foreign currency swaps	40	40
Total	$195	$203

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments (2)		Accounts Payable, Accrued Expenses and Other Liabilities (2)		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of June 30,	As of December 31,	As of June 30,	As of December 31,	For the three months ended June 30,		For the six months ended June 30,
Instrument	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1	$2	$-	$-	$-	$-	$(1)	$(1)
Foreign currency swaps	1	1	12	13	-	-	2	4
Combination interest rate and foreign currency swaps	-	-	5	2	(1)	10	(2)	9
Total	$2	$3	$17	$15	$(1)	$10	$(1)	$12

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

(2)  There were no amounts offset in the Consolidated Balance Sheets at June 30, 2014 or December 31, 2013.

For the three months and six months ended June 30, 2014 and 2013, the amounts of gains (losses) reclassified from accumulated other comprehensive income into shareholders’ net income were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges

Purpose.  Beginning in 2014, the Company entered into centrally cleared interest rate swap contracts to convert a portion of the interest rate exposure on its long-term debt from fixed to variable rates to more closely align interest expense with interest income received on its cash equivalent and short-term investment balances.  The variable rates are benchmarked to LIBOR.

Accounting policy.  Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities.  As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR.  The effects of those adjustments on other operating expense are offset by the effects of corresponding changes in the swaps’ fair value.  Interest expense includes the difference between the variable and fixed interest rates.

Cash flows.  Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with the clearinghouse.  Net interest cash flows are reported in operating activities.

Volume of activity.  As of June 30, 2014, the notional values of these derivative instruments was $675 million.

For the three months ended June 30, 2014, interest expense included gains of $7 million for changes in the swap fair value and corresponding losses of $7 million to adjust the carrying value of the hedged debt.  For the six months ended June 30, 2014, interest expense included gains of $6 million for changes in the swap fair value and corresponding losses of $6 million to adjust the carrying value of the hedged debt.

As of June 30, 2014, the effects of these derivative instruments on the Consolidated Balance Sheets were not material.

Derivative instruments associated with the Company’s run-off reinsurance business.

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

The fair value effects of GMIB contracts on the financial statements are included in Note 7 and their volume of activity is included in Note 16. Further information on these contracts is also presented in Note 5.

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

For the six months ended June 30, 2014, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $36 million pre-tax in the aggregate ($23 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of normal amortization, and the settlement loss related to the non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$1	$-	$1	$1	$-	$-	$-	$-
Interest cost	52	46	103	91	3	3	6	6
Expected long-term return on plan assets	(66)	(68)	(132)	(136)	-	-	-	-
Amortization of:
Net loss from past experience	15	18	29	37	-	-	-	-
Prior service cost	-	-	-	-	-	(1)	(1)	(3)
Curtailment gain	-	-	-	-	-	-	-	(19)
Settlement loss	-	-	6	-	-	-	-	-
Net cost	$2	$(4)	$7	$(7)	$3	$2	$5	$(16)

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the six months ended June 30, 2014, the Company made required contributions of $113 million and is not required to make additional contributions for the remainder of 2014.

Note 12 — Debt

Short-term and long-term debt were as follows:

	June 30,	December 31,
(In millions)	2014	2013
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	21	41
Other	-	92
Total short-term debt	$121	$233
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020(1)	252	249
5.125% Notes due 2020(1)	302	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021(1)	300	299
4% Notes due 2022	745	744
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	65	65
Total long-term debt	$5,022	$5,014

(1) In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company's interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 2017 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00.  As of June 30, 2014, the Company had $6.2 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.1 billion of debt outstanding.  Letters of credit outstanding as of June 30, 2014 totaled $23 million.

The Company was in compliance with its debt covenants as of June 30, 2014.

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

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30, 2014
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$157	$(51)	$106
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(4)	1	(3)
Net unrealized appreciation, securities	$153	$(50)	$103
Net unrealized appreciation, derivatives	$—	$—	$—
Net translation of foreign currencies	$51	$(5)	$46
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$15	$(5)	$10
Net change due to valuation update	2	(1)	1
Net postretirement benefits liability adjustment	$17	$(6)	$11
Three Months Ended June 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(384)	$130	$(254)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(23)	8	(15)
Net unrealized depreciation, securities	$(407)	$138	$(269)
Net unrealized appreciation, derivatives	$10	$(4)	$6
Net translation of foreign currencies	$(23)	$7	$(16)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$17	$(6)	$11
Net change due to valuation update	16	(6)	10
Net postretirement benefits liability adjustment	$33	$(12)	$21

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30, 2014
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$313	$(105)	$208
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(29)	10	(19)
Net unrealized appreciation, securities	$284	$(95)	$189
Net unrealized appreciation, derivatives	$-	$-	$-
Net translation of foreign currencies	$38	$(3)	$35
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$28	$(10)	$18
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	34	(12)	22
Net change due to valuation update	2	(1)	1
Net postretirement benefits liability adjustment	$36	$(13)	$23
Six Months Ended June 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(420)	$142	$(278)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(93)	32	(61)
Net unrealized depreciation, securities	$(513)	$174	$(339)
Net unrealized appreciation, derivatives	$14	$(5)	$9
Net translation of foreign currencies	$(92)	$18	$(74)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$34	$(12)	$22
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	15	(5)	10
Net change due to valuation update and plan amendments	79	(28)	51
Net postretirement benefits liability adjustment	$94	$(33)	$61

Note 14 — Income Taxes

A.  Income Tax Expense

The Company indefinitely reinvests the undistributed earnings of certain foreign operations.  As a result, income taxes are provided on the earnings of these operations using the respective foreign jurisdictions’ tax rate, as compared to the higher U.S. statutory tax rate.  The indefinite reinvestment of foreign operation earnings resulted in an increase to shareholders’ net income of $20 million for the six months ended June 30, 2014 and 2013.  The Company has accumulated indefinitely reinvested foreign earnings of $1.2 billion and cumulative unrecognized deferred tax liabilities of $194 million through June 30, 2014.  The Company continues to evaluate the indefinite reinvestment of earnings for additional foreign jurisdictions.

The consolidated effective tax rate of 37.2% for the six months ended June 30, 2014 has increased from historical levels because the health insurance industry fee accrued beginning in 2014 is not tax deductible.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the six months ended June 30, 2014.

C.  Other Tax Matters

In 2013, the IRS completed their examination of the Company’s 2009 and 2010 tax years resulting in two issues that could not be resolved at the examination level.  The Company subsequently filed a formal protest challenging the IRS positions on the two disputed matters.  The IRS has since agreed to withdraw its challenge relating to one of these matters and the parties recently agreed on a resolution of the second matter.  The resolution of these matters will not materially impact shareholders’ net income.

The IRS is expected to begin their examination of the Company’s 2011 and 2012 tax years in the second half of 2014.

Note 15 — Segment Information

Effective with the first quarter of 2014, the Company has combined the results of its run-off reinsurance business with other immaterial operating segments in Other Operations.  Prior year segment information has been conformed to the current presentation.

The financial results of the Company’s businesses are reported in the following segments:

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

Corporate reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with its frozen pension plans and certain corporate project and overhead costs.

The Company measures the financial results of its segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses.

Summarized segment financial information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,726	$6,171	$13,272	$12,468
Global Supplemental Benefits	729	622	1,419	1,234
Group Disability and Life	891	847	1,806	1,705
Other Operations	30	30	60	23
Corporate	(2)	(5)	(6)	(8)
Total	$8,374	$7,665	$16,551	$15,422
Shareholders’ net income
Global Health Care	$402	$379	$841	$806
Global Supplemental Benefits	61	49	114	104
Group Disability and Life	110	104	177	102
Other Operations	13	15	30	(447)
Corporate	(56)	(59)	(131)	(113)
Segment earnings	530	488	1,031	452
Realized investment gains, net of taxes	43	17	70	110
Shareholders’ net income	$573	$505	$1,101	$562

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

The Company guarantees that separate account assets will be sufficient to pay certain retiree or life insurance benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (see Note 5 for additional information) has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2014, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $500 million as of June 30, 2014 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of June 30, 2014.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

The Company has retrocessional coverage in place that covers the exposures on these contracts.  See Notes 5, 7 and 9 for further information on GMIB contracts.

Under these guarantees, the future payment amounts are dependent on equity and bond fund market and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of these contracts.  Accordingly, the Company’s maximum potential undiscounted future payment of $742 million, without considering any retrocessional coverage, was determined using the following hypothetical assumptions:

•                  no annuitants surrendered their accounts;

•                  all annuitants lived to elect their benefit;

•                  all annuitants elected to receive their benefit on the next available date (2014 through 2019); and

•                  all underlying mutual fund investment values remained at the June 30, 2014 value of $1.2 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $294 million as of June 30, 2014, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2015 through 2042.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2014.

As of June 30, 2014, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2025.  The Company had liabilities for these guarantees of $6 million as of June 30, 2014.

The Company had indemnification obligations as of June 30, 2014 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of June 30, 2014.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the six months ended June 30, 2014 and 2013, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation.  In 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer.  The regulator has appealed the court’s decision.  If the actions taken in the rehabilitation plan fail to improve this insurer’s financial condition, or if the state court’s ruling is overturned on appeal, this insurer may be forced into insolvency.  In that event, the Company would be required to pay guaranty fund assessments related to this insurer.  Due to the uncertainties surrounding this matter, the Company is unable to estimate the amount of any potential guaranty fund assessments.  The Company is monitoring this situation.

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

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Health and Human Services, Treasury, Labor and Justice, as well as the courts.  Health care regulation and legislation in its various forms, including the implementation of the Patient Protection and Affordable Care Act, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of June 30, 2014 of $189 million ($123 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

Ingenix. In April 2004, the Company was named as a defendant in a number of putative nationwide class actions alleging that the Company improperly underpaid claims for out-of-network providers through the use of data provided by Ingenix, Inc., a subsidiary of one of the Company’s competitors.  These actions were consolidated into Franco v. Connecticut General Life Insurance Company et al., pending in the U.S. District Court for the District of New Jersey.  The consolidated amended complaint, filed on August 7, 2009, asserted claims related to benefits and disclosure under ERISA, the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, the Sherman Antitrust Act and New Jersey state law on behalf of subscribers, health care providers and various medical associations and seeks recovery for alleged underpayments from 1998 through the present.  Other major health insurers have been the subject of, or have settled, similar litigation.

In September 2011, the District Court dismissed all claims by the health care provider and medical association plaintiffs for lack of standing. In addition, the District Court dismissed the antitrust claims, the New Jersey state law claims and the disclosure claim under ERISA.  In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs.  The U.S. Court of Appeals for the Third Circuit denied plaintiff’s request for an immediate appeal of the January 2013 ruling.  As a result, the case is proceeding on behalf of the named plaintiffs only.  On June 24, 2014, the District Court granted the Company’s motion for summary judgment, terminating all claims, and denied the plaintiffs’ partial motion for summary judgment.  On July 24, 2014, the plaintiffs filed a notice of appeal of the District Court’s decision to the Third Circuit.  The Company will continue to vigorously defend its position in this case.

In addition, the Company and other health insurers were subject to an investigation in 2008 by the New York State Attorney General related to similar issues.  The industry-wide resolution included the Company’s $10 million contribution to a non-profit organization that manages the data formerly provided by Ingenix.

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

In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge was comprised of two elements: (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  The Company is actively implementing the terms of the agreement and continues to communicate with the monitoring states on progress.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties.  Most other jurisdictions have joined the agreement as participating, non-monitoring states.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2014 compared with December 31, 2013 and our results of operations for the three months and six months ended June 30, 2014 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including, in particular, the “Risk Factors” contained in Part I, Item 1A of that report.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in the 2013 Form 10-K for additional information regarding our significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.

We measure the financial results of our segments using “segment earnings (loss)”, defined as shareholders’ net income (loss) before after-tax realized investment results.  In this MD&A, we also present information using adjusted income from operations on both a consolidated and segment basis.  Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. Adjusted income (loss) from operations is defined as segment earnings (loss) excluding special items (described in the table on page 46 of this Form 10-Q) and the results of the GMIB business.  This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measures, which are shareholders’ net income on a consolidated basis and segment earnings (loss) on a segment basis.  We exclude special items because management does not believe they are representative of our underlying results of operations.  We also exclude the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to realize the expected benefits of strategic transactions and/or acquisitions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in this MD&A, the “Risk Factors” contained in this Form 10-Q and Part I, Item 1A of our 2013 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.  You should not place undue reliance on forward-looking statements, that speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.  Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Our Segments

As explained in Note 15 to the Consolidated Financial Statements, effective with the first quarter of 2014, we began combining the results of our run-off reinsurance business with other immaterial operating segments in Other Operations for segment reporting purposes.  Prior year segment information has been conformed to the current year presentation.

We present the financial results of our businesses in the following three reportable segments:

Segment	% of Revenues	Description
Global Health Care	78%

Aggregates the Commercial and Government operating segments:

Commercial

•                  Encompasses both our U.S. commercial and certain international health care businesses.

•                  Serves employers and their employees, including globally mobile individuals, and other groups (e.g., governmental and non-governmental organizations, unions and associations).  In addition, our U.S. commercial health care business also serves individuals.

•                  Offers insured and self-insured medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program.

Government

•                  Offers Medicare Advantage, Medicare Part D and Medicaid plans.

Global Supplemental Benefits	9%	This segment offers supplemental health, life and accident insurance products in selected international markets and the U.S.

Group Disability and Life	11%	This segment offers group long-term and short-term disability, group life, accident and specialty insurance products and related services.

We present the remainder of our segment results in Other Operations, consisting of the corporate-owned life insurance business (“COLI”), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

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

Pharmacy Benefit Management (“PBM”) Services Agreement.  In June 2013, we entered into a 10-year pharmacy benefit management services agreement with Catamaran Corporation.  Under this agreement, we utilize their technology and service platforms, prescription drug procurement and inventory management capabilities, and order fulfillment services to lower costs and enhance our home-delivery pharmacy, retail network contracting and claims processing services.  In the second quarter of 2013, we recorded one-time transaction costs of $37 million pre-tax ($24 million after-tax) that were reported as a special item. This arrangement has produced a positive contribution to earnings in the first six months of 2014 through improved clinical management, purchasing and administrative efficiencies. We expect this positive earnings trend to continue for the remainder of 2014.

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

Disability Claims Regulatory Matter

During the second quarter of 2013, we finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to our long-term disability claims handling practices.  In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013.  The charge was comprised of two elements:  (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, and (2) $29 million in additional costs for open claims as a result of the claims handling changes being implemented.  This charge was reported in the Group Disability and Life segment.  We are actively implementing the terms of the agreement and continue to communicate with the monitoring states on progress.  If the monitoring states find material non-compliance with the terms of the agreement upon re-examination, we may be subject to additional fines or penalties.  In addition to the monitoring states, most other jurisdictions have joined the agreement as participating, non-monitoring states.

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

Our 2013 Form 10-K provides a detailed description of Health Care Reform provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, and the U.S. Department of Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of June 30, 2014.

Item	Description
Medicare Advantage (“MA”) and Part D Program Impacts - Sequestration - MA Rates - Medical Loss Ratio (MA and Part D)

Sequestration:  As a result of sequestration, federal government reimbursement rates for MA and Part D were lowered by 2% beginning April 1, 2013. This program is expected to run through 2023.  The overall effect on consolidated net income and cash flows was immaterial in 2013 and is expected to continue to be immaterial.

MA Rates: The 2014 federal government reimbursement rates established by CMS in April 2013 became effective January 1, 2014 and included a variety of payment reductions to Medicare plans. Overall, these rates were reduced by approximately 6% compared with 2013.  Assuming a similar book of business to 2013, we would have expected this rate decrease to lower full-year 2014 MA premiums by approximately $300 million.  Based on actual results for the six months ended June 30, 2014, overall premium decreases related to the CMS rate reductions have been partially mitigated through changes in member risk scores, customer enrollment (in total, and by county), and increases in customer premiums. These rate reductions, together with the impact of the health insurance industry fee, have negatively impacted margins for the Government operating segment for the six months ended June 30, 2014 and we expect that trend to continue for the remainder of 2014. However, we cannot reliably estimate the effect on our 2014 net income and cash flows because it will continue to depend on the impact of our benefit plan design changes instituted in 2014, and our ability to manage medical and administrative costs.

In April 2014, CMS published its notice of final federal government reimbursement rates for calendar year 2015.  During the second quarter of 2014, we completed our submission of 2015 MA bids to CMS, reflecting these rates and adjusting our programs and services accordingly.  Due to the timing of CMS approval of MA bids and the annual enrollment period, and the resulting impact on enrollment in total and by county, we cannot reliably estimate the impact of the 2015 rates on our revenues, results of operations, or cash flows in 2015 and beyond.

Medical Loss Ratio (“MLR”): Beginning in 2014, if our MLR for MA or Part D business is less than the required 85% minimum, we will be required to pay a rebate to CMS.  For full-year 2014, we currently do not expect to pay a rebate for our MA and Part D plan offerings under these MLR requirements.

Health Care Reform Fees - Industry Fee

Health Insurance Industry Fee:  See Note 2 to the Consolidated Financial Statements for additional information.  We recognized $122 million in operating expenses for the six months ended June 30, 2014 and now expect the full-year fee to approximate $245 million. Because the fee is not tax deductible, our effective tax rate increased in 2014, both on a consolidated basis and for the Global Health Care segment. Approximately $140 million of the fee relates to our commercial business and $105 million to our Medicare business.  For our commercial business, we expect to recover substantially all of the fee through rate increases. For our Medicare business, although we expect to partially mitigate the effect of the fee through benefit changes and price increases, we cannot reliably estimate the effect on our 2014 results of operations or cash flows because it will depend on the impact of our benefit plan design changes instituted in 2014, and our ability to manage medical and administrative costs.  See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee:  This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014.  For our self-insured business, the fee is the responsibility of the employer group.  We currently do not administer reinsurance fee contributions on behalf of our self-insured employer clients.  For our insured business, the amount of the fee is approximately $110 million in 2014 and is tax deductible. We recorded approximately $54 million of the reinsurance fee for the six months ended June 30, 2014.  We expect to recover substantially all of the 2014 fee through rate increases.  See the Global Health Care section of this MD&A.

Public Health Exchanges Risk Mitigation Programs - Reinsurance - Risk Adjustment - Risk Corridor

Public Health Exchanges: Beginning in 2014, we are offering coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee and Texas).  See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Risk Mitigation Programs:  See Note 2 to the Consolidated Financial Statements for a description of each of these programs that commenced on January 1, 2014 along with our accounting policy.  We recorded recoveries of approximately $50 million after-tax for the three months and approximately $60 million after-tax for the six months ended June 30, 2014 related to these programs.

Commercial MLR	Commercial MLR: The effect of the commercial MLR rebate accrual was not material to our results of operations or cash flows for the three months and six months ended June 30, 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

FINANCIAL SUMMARY	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Premiums and fees	$7,758	$7,172	8%	$15,374	$14,486	6%
Net investment income	294	289	2	571	576	(1)
Mail order pharmacy revenues	547	437	25	1,042	862	21
Other revenues	69	56	23	135	74	82
Total realized investment gains	65	26	150	107	165	(35)
Total revenues	8,733	7,980	9	17,229	16,163	7
Benefits and expenses	7,832	7,213	9	15,475	15,322	1
Income before taxes	901	767	17	1,754	841	109
Income taxes	329	261	26	653	276	137
Net income	572	506	13	1,101	565	95
Less: net income (loss) attributable to noncontrolling interests	(1)	1	(200)	-	3	(100)
Shareholders’ net income	$573	$505	13%	$1,101	$562	96%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Shareholders’ net income	$573	$505	13%	$1,101	$562	96%
Less: realized investment gains, net of taxes	43	17	153	70	110	(36)
Segment earnings	530	488	9	1,031	452	128%
Less: GMIB and special items (after-tax):
Results of GMIB business	-			-	25
Transaction costs associated with PBM services agreement	-	(24)		-	(24)
Charge related to reinsurance transaction (See Note 5 to the Consolidated Financial Statements)	-	-		-	(507)
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	-		-	(51)
Adjusted income from operations	$530	$512	4%	$1,031	$1,009	2%

Other Key Consolidated Financial Data
Global medical customers (excluding limited benefits, in thousands)				14,247	14,112	1%
Effective tax rate	36.5%	34.0%	250bps	37.2%	32.8%	440bps

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues. Components of the revenue increase for the three months and six months ended June 30, 2014 compared with the same periods in 2013 are discussed further below:

•      Premiums and Fees. The increases for the three months and six months ended June 30, 2014, compared with the same periods in 2013, reflect premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These results are primarily attributable to rate increases to recover both medical cost trend and new fees assessed under Health Care Reform.  Business growth in certain of our market segments and products, including stop loss and specialty, combined with strong persistency also contributed to the increase.  See the Segment Reporting section of this MD&A for further discussion.

•                  Net Investment Income.   For the three months and six months ended June 30, 2014, net investment income remained relatively unchanged compared with the same periods in 2013 due to asset growth, offset by lower yields.

•                  Mail order pharmacy revenues. The increases for the three months and six months ended June 30, 2014, compared with the same periods in 2013, were largely driven by higher volume for specialty medications (injectibles) and price increases to recover pharmacy cost trend.

•                  Other Revenues. The increase for the three months ended June 30, 2014, compared with the same period in 2013, was primarily driven by higher management fees from individual practice associations in our Government operating segment.  For the six months ended June 30, 2014, the increase compared with the same period in 2013 largely results from the absence of losses (of $39 million) reported in the first quarter of 2013 related to the dynamic hedge program in our run-off reinsurance business.  This program was discontinued in February 2013.

•                  Realized Investment Results. For the three months ended June 30, 2014, realized investment results increased, compared with the same period in 2013, primarily resulting from the sale of a joint venture real estate property and the sale of an equity interest.  For the six months ended June 30, 2014, realized investment results decreased, compared with the same period in 2013, primarily resulting from lower gains on sales of fixed maturities.  In the first quarter of 2013, we realized significant gains on sales of fixed maturities largely to fund the reinsurance transaction with Berkshire.

•                  Benefits and expenses.  For the three months ended June 30, 2014, benefits and expenses increased, compared with the same period in 2013, largely driven by higher medical costs, business growth and the effect of new fees assessed under Health Care Reform.  For the six months ended June 30, 2014, benefits and expenses increased slightly, compared with the same period in 2013, driven by the same factors as discussed for the three months, largely offset by the absence in 2014 of the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire ($781 million pre-tax).  See the Segment Reporting section of this MD&A for further discussion.

•                  Shareholders’ net income.   The increase for the three months ended June 30, 2014, compared with the same period in 2013, primarily resulted from higher adjusted income from operations and higher realized investment gains as discussed above.  For the six months ended June 30, 2014, the increase compared with the same period in 2013 is largely due to the absence in 2014 of the charges discussed above under “benefits and expenses” recorded in the first quarter of 2013.

•                  Adjusted income from operations.  The increase for the three months ended June 30, 2014, compared with the same period in 2013 reflects earnings growth in our Global Supplemental Benefits and Group Disability and Life segments.  The increase for the six months ended June 30, 2014, compared with the same period in 2013, reflects earnings growth in each of our ongoing reporting segments.  See the segment discussions later in this MD&A for further information.

•                  Effective tax rate.  The increases for the three months and six months ended June 30, 2014, compared with the same periods in 2013, were primarily driven by the non-deductible health insurance industry fee being assessed under Health Care Reform beginning in 2014.

•                  Global medical customers (excluding limited benefits).  We exited the limited benefits business in 2014 due to Health Care Reform.  Excluding limited benefits customers, our medical customer base increased slightly in 2014, primarily driven by continued growth in the select and individual market segments, partially offset by a decline in the national accounts segment.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2014	2013
Operating activities	$1,002	$(723)
Investing activities	$(832)	$1,147
Financing activities	$(1,007)	$(154)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes, benefits and expenses, and, prior to February 4, 2013, gains and losses recognized in connection with our GMDB and GMIB equity hedge programs.  Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can significantly differ from shareholders’ net income.

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized software, as well as cash used to acquire businesses.

Cash flows from financing activities are generally comprised of issuances and re-payment of debt, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits and withdrawals to and from investment contract liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

Operating activities

Cash flows from operating activities increased substantially for the six months ended June 30, 2014 compared with the same period in 2013 primarily due to the absence of the 2013 payments totaling $2.2 billion to Berkshire in connection with the February 4, 2013 reinsurance transaction.   Excluding payments made in connection with the Berkshire transaction, cash flows from operating activities for the six months ended June 30, 2014 declined by $0.5 billion, compared with the same period in 2013, primarily as a result of timing of collections related to pharmacy considerations and government reimbursements.

Investing activities

Cash flows from investing activities decreased by $2.0 billion for the six months ended June 30, 2014 compared with the same period in 2013, primarily due to higher net purchases of fixed maturities and the absence of proceeds from investment sales used in 2013 to fund the Berkshire transaction.

Financing activities

Cash used in financing activities increased for the six months ended June 30, 2014 compared with the same period in 2013 primarily reflecting $0.8 billion in higher repurchases of common stock.

We maintain a share repurchase program, authorized by the Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement.  We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by use of a Rule 10b5-1 trading plan.  Through July 31, 2014, we repurchased 13.5 million shares for $1.15 billion.  On July 23, 2014, our Board of Directors increased share repurchase authority by $500 million.  The remaining share repurchase authority as of July 31, 2014 was $662 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013

Interest expense	$65	$68	$132	$135

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

At June 30, 2014, there was approximately $325 million in cash and short-term investments available at the parent company level.   For the remainder of 2014, the parent company has combined cash obligations of approximately $230 million for interest payments and commercial paper maturities.  The parent company expects, based on its current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet its obligations.

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

In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its principal insurance subsidiaries without state approval.  As of June 30, 2014, our insurance subsidiaries had $53 million of net intercompany loans from the parent company.

In addition, we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of June 30, 2014, we had $1.5 billion of borrowing capacity under the credit agreement, reflecting $23 million of letters of credit outstanding from the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, we have an additional $6.2 billion of borrowing capacity in addition to the $5.1 billion of debt outstanding.

We maintain a capital management strategy to indefinitely reinvest the earnings of certain of our foreign operations overseas.  Indefinitely reinvested earnings are generally deployed in these countries, and other foreign jurisdictions in support of the liquidity and capital needs of our foreign operations, where possible.  As of June 30, 2014, indefinitely reinvested earnings were approximately $1.2 billion.  If repatriated, approximately $200 million of cash and cash equivalents held in these countries would be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

Though we believe that we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered in the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

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

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2013 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  As of June 30, 2014, there are no significant changes to the critical accounting estimates from what was reported in our 2013 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  We measure the financial results of our segments using “segment earnings (loss),” defined as shareholders’ net income (loss) before after-tax realized investment results. In the following segment discussions, we also present information using “adjusted income (loss) from operations,” defined as segment earnings (loss) excluding special items and results of the GMIB business. Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders’ net income. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure that is shareholders’ net income.  We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude the results of the GMIB business because, prior to the reinsurance transaction with Berkshire on February 4, 2013 the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

Effective with the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations.  Prior periods have been conformed to the current year presentation.

Shareholders’ net income	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Segment earnings (loss)
Global Health Care	$402	$379	6%	$841	$806	4%
Global Supplemental Benefits	61	49	24	114	104	10
Group Disability and Life	110	104	6	177	102	74
Other Operations	13	15	(13)	30	(447)	107
Corporate	(56)	(59)	5	(131)	(113)	(16)
Segment earnings	530	488	9	1,031	452	128
Realized investment gains, net of taxes	43	17	153	70	110	(36)
Shareholders’ net income	$573	$505	13%	$1,101	$562	96%

Adjusted Income (Loss) From Operations	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Global Health Care	$402	$403	-%	$841	$830	1%
Global Supplemental Benefits	61	49	24	114	104	10
Group Disability and Life	110	104	6	177	153	16
Other Operations	13	15	(13)	30	35	(14)
Corporate	(56)	(59)	5	(131)	(113)	(16)
Total	$530	$512	4%	$1,031	$1,009	2%

Global Health Care Segment

We measure the operating effectiveness of the Global Health Care segment using the following key metrics:

•                  segment earnings and adjusted income from operations;

•                  customer growth;

•                  sales of specialty products;

•                  operating expense as a percentage of segment revenues (operating expense ratio); and

•                  medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

FINANCIAL SUMMARY	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$6,119	$5,687	8%		$12,113	$11,511	5%
Net investment income	84	82	2		157	157	-
Mail order pharmacy revenues	547	437	25		1,042	862	21
Other revenues	60	47	28		117	95	23
Segment revenues	6,810	6,253	9		13,429	12,625	6
Mail order pharmacy costs	469	362	30		883	706	25
Benefits and other expenses	5,681	5,301	7		11,160	10,667	5
Benefits and expenses	6,150	5,663	9		12,043	11,373	6
Income before taxes	660	590	12		1,386	1,252	11
Income taxes	259	211	23		546	446	22
(Loss) attributable to noncontrolling interests	(1)	-	n/m		(1)	-	n/m
Segment earnings	402	379	6		841	806	4
Less: special items (after-tax) included in segment earnings:
Transaction costs associated with PBM services agreement	-	(24)	100		-	(24)	100
Adjusted income from operations	$402	$403	-%		$841	$830	1%
Realized investment gains (losses), net of taxes	$18	$(4)	n/m		$29	$51	(43)%
Effective tax rate	39.2%	35.8%	340	bps	39.4%	35.6%	380	bps

The increases in segment earnings for the three months and six months ended June 30, 2014 compared with the same periods in 2013 are largely due to the absence in 2014 of the transaction costs incurred in the second quarter of 2013 related to the PBM services agreement that were reported as a special item.

Adjusted income from operations was flat for the three months ended June 30, 2014 compared with the same period in 2013, driven by increased specialty contributions, including strong pharmacy results, offset by higher medical costs due to less favorable prior period development in our group commercial business, lower margins in our government segment, and higher operating expenses reflecting investment spending to enhance our capabilities.  Results also reflect the unfavorable impact of our exit from the limited benefits business. After considering recoveries from the government risk mitigation programs (see the Health Care Industry Developments section of this MD&A for further information), results in our U.S. individual business were flat.

For the six months ended June 30, 2014 adjusted income from operations increased compared with the same period in 2013, primarily driven by increased specialty contributions, including strong pharmacy results, partially offset by the impact of a higher medical care ratio in the U.S. individual business after considering recoveries from the government risk mitigation programs, and lower margins in our government segment.  Results also include higher operating expenses primarily reflecting investment spending to enhance our capabilities, and the unfavorable impact of our exit from the limited benefits business.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Medical:
Guaranteed cost	$1,165	$1,108	$2,233	$2,215
Experience-rated	612	569	1,175	1,140
Stop loss	566	467	1,116	931
International health care	454	438	910	882
Dental	302	282	600	565
Medicare	1,442	1,413	2,871	2,851
Medicaid	93	79	174	154
Medicare Part D	357	351	793	787
Other	199	182	400	364
Total premiums	5,190	4,889	10,272	9,889
Fees	929	798	1,841	1,622
Total premiums and fees	$6,119	$5,687	$12,113	$11,511

Premiums and fees. The increases for the three months and six months ended June 30, 2014 compared with the same periods in 2013 were primarily driven by rate increases on most products in the Commercial segment to recover underlying medical cost trends and new Health Care Reform mandated fees.  In addition, premiums and fees reflect increased specialty contributions and growth in stop loss customers, partially offset by a decline in commercial risk customers including a shift from our insured to self-insured products and our exit from the limited benefits business.

Mail order pharmacy revenue.  The increases for the three months and six months ended June 30, 2014 compared with the same periods in 2013 primarily reflect higher volume for specialty medications (injectibles), as well as price increases in line with pharmacy cost trend.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Medical claims expense	$4,219	$3,904	$8,250	$7,951
Mail order pharmacy costs	469	362	883	706
Operating expenses (excluding special items)	1,462	1,360	2,910	2,679
Special item(s)	-	37	-	37
Total benefits and expenses	$6,150	$5,663	$12,043	$11,373

	Three Months Ended June 30,		Six Months Ended June 30,
Selected ratios	2014	2013	2014	2013
Guaranteed cost medical care ratio	83.1%	78.7%	79.7%	78.2%
Medicare Advantage medical care ratio	84.8%	82.9%	83.8%	83.6%
Medicare Part D medical care ratio	88.0%	91.1%	93.5%	95.2%
Operating expense ratio (including special items)	21.5%	22.3%	21.7%	21.5%
Operating expense ratio (excluding special items)	21.5%	21.7%	21.7%	21.2%

Medical claims expense.   The increases for the three months and six months ended June 30, 2014 compared with the same periods in 2013 primarily reflect medical cost inflation and higher utilization of medical services in the U.S. individual business.  These effects were partially offset by lower commercial risk membership and the exit from the limited benefits business. The guaranteed cost medical care ratio increased for the three months and six months ended June 30, 2014, compared with the same periods in 2013, mostly due to a higher medical care ratio in the U.S. individual business and the exit from the limited benefits business, partially offset by rate increases to cover new Health Care Reform mandated fees.  The three months ended June 30, 2014 was also impacted by less favorable prior period development in our group guaranteed cost business.

Operating expenses.  Including the special item, operating expenses increased 5% for the three months and 7% for the six months ended June 30, 2014 compared with the same periods in 2013.  Excluding the special item and the new Health Care Reform mandated fees that became effective in 2014, operating expenses increased 1% for the three months and 2% for the six months ended June 30, 2014 compared with the same periods in 2013.  These increases primarily reflect higher spending to enhance our capabilities, including our new PBM service arrangement, partially offset by operating cost efficiencies.

The operating expense ratios, both including and excluding special items, decreased for the three months ended June 30, 2014, compared with the same period in 2013, reflecting higher revenue and operating cost efficiencies.  These impacts were partially offset by new Health Care Reform mandated fees and higher spending to enhance our capabilities, including our new PBM service arrangement.

The operating expense ratios, both including and excluding special items, increased for the six months ended June 30, 2014, compared with the same period in 2013 reflecting new Health Care Reform mandated fees and higher spending to enhance our capabilities, including our new PBM service arrangement.  These impacts were partially offset by operating cost efficiencies and higher revenue.

Effective Tax Rate.  The increases in the segment’s effective tax rates for the three months and six months ended June 30, 2014 compared to the same periods in 2013 were attributable to the 2014 health insurance industry fee that is not tax deductible.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at June 30, 2014 compared to December 31, 2013, primarily reflecting higher Stop Loss reserves.  (See Note 4 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

As of June 30, 2014 estimated total medical customers were as follows:

(In thousands)	2014	2013
Commercial Risk:
U.S. Guaranteed cost (1)	943	953
U.S. Experience-rated	814	791
International health care - risk	753	767
Total commercial risk(1)	2,510	2,511
Medicare	455	458
Medicaid	30	24
Total government	485	482
Total risk (1)	2,995	2,993
Service, including international health care	11,252	11,119
Total medical customers (excluding limited benefits)	14,247	14,112
Limited benefits	-	174
Total medical customers	14,247	14,286

(1) 2013 excludes limited benefits customers.

In connection with Health Care Reform, we exited the limited benefits business effective December 31, 2013.   Excluding this impact, our medical customer base as of June 30, 2014 was modestly higher than the same period in 2013, primarily driven by continued growth in the select, individual, and government market segments, partially offset by a decline in the national market segment.

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

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,				June 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$722	$613	18%		$1,402	$1,217	15%
Net investment income	28	25	12		54	50	8
Other revenues	7	9	(22)		17	17	-
Segment revenues	757	647	17		1,473	1,284	15
Benefits and expenses	675	579	17		1,323	1,141	16
Income before taxes	82	68	21		150	143	5
Income taxes	21	18	17		35	36	(3)
Income attributable to noncontrolling interests	-	1	(100)		1	3	(67)
Segment earnings	61	49	24		114	104	10
Adjusted income from operations	$61	$49	24%		$114	$104	10%
Adjusted income from operations, using actual 2014 currency exchange rates	$61	$53	15%		$114	$108	6%
Realized investment gains, net of taxes	$-	$1	(100)%		$-	$6	(100)%
Effective tax rate	25.6%	26.5%	(90)	bps	23.3%	25.2%	(190)	bps

The increase in segment earnings for the three and six months ended June 30, 2014 compared with the same periods in 2013 was primarily driven by business growth and a lower acquisition cost ratio, partially offset by higher claims.

Revenues

Premiums and fees increased for the three months and six months ended June 30, 2014.  Applying actual 2014 currency exchange rates to 2013 results, premiums and fees increased by 13% for the three months and the six months ended June 30, 2014, compared with the same periods in 2013.  These increases were primarily attributable to strong persistency and new sales, particularly in South Korea and the U.S.  The growth in South Korea reflects both customer growth and sales of higher premium products.

Net investment income increased for the three months and six months ended June 30, 2014 compared with the same periods last year, primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Benefits and expenses increased for the three months and six months ended June 30, 2014.  Applying actual 2014 currency exchange rates to 2013 results, benefits and expenses increased by 12% for the three months and 14% for the six months ended June 30, 2014, compared with the same periods in 2013.  The increase primarily reflects business growth and higher claims, primarily in South Korea.

Loss ratios increased for the three months and six months ended June 30, 2014 compared with the same periods in 2013, reflecting higher claims across multiple products in South Korea.

Acquisition cost ratios decreased for the three months and six months ended June 30, 2014 compared with the same periods in 2013, reflecting a shift toward higher premium products and more disciplined spending.  Policy acquisition expenses increased for the three and six months ended June 30, 2014 compared with the same periods in 2013, reflecting business growth and higher solicitation spending in newer markets.

Expense ratios were flat for the three months and six months ended June 30, 2014 compared to the same periods last year.

Effective tax rate.  The lower effective tax rates for the three months and six months ended June 30, 2014 compared with the same periods in 2013 reflect the favorable effect of expanding our capital management strategy into Taiwan in the fourth quarter of 2013.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 52% of the segment’s revenues and 72% of the segment’s earnings for the six months ended June 30, 2014.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and our consolidated financial results.  In South Korea and certain other geographic markets, we continue to innovate and broaden our product distribution capabilities to support business growth and mitigate potential adverse effects of increased data privacy requirements and other risks to telemarketing distribution.  For the six months ended June 30, 2014, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 8% of shareholders’ net income.

Group Disability and Life Segment

Key factors affecting segment earnings and adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefits expense as a percentage of earned premiums (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,				June 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$890	$846	5%		$1,806	$1,704	6%
Net investment income	85	80	6		166	156	6
Other revenues	1	1	-		-	1	(100)
Segment revenues	976	927	5		1,972	1,861	6
Benefits and expenses	816	782	4		1,716	1,722	-
Income before income taxes	160	145	10		256	139	84
Income taxes	50	41	22		79	37	114
Segment earnings	110	104	6		177	102	74
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	-	-		-	(51)	100
Adjusted income from operations	$110	$104	6%		$177	$153	16%
Realized investment gains, net of taxes	$6	$16	(63)%		$13	$30	(57)%
Effective tax rate	31.3%	28.3%	300	bps	30.9%	26.6%	430	bps

For the three months ended June 30, 2014, segment earnings and adjusted income from operations increased compared with the same period in 2013 due to favorable  life results, a lower expense ratio and the favorable impact of disability reserve reviews, partially offset by less favorable disability claims experience and a lower discount rate on new long-term disability claims. Disability results for the three months ended June 30, 2014 included the favorable after-tax effect of reserve reviews of $35 million as compared to $27 million in the same period in 2013. Results for the three months ended June 30, 2013 also included the $14 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 resulting from the reallocation of higher yielding assets to the disability and life portfolio that had previously supported liabilities in the run-off reinsurance business.

For the six months ended June 30, 2014, segment earnings increased compared with the same period in 2013 due primarily to the absence of the $51 million after-tax charge related to a disability claims regulatory matter.  The increase in adjusted income from operations was primarily driven by a lower expense ratio and favorable life results, partially offset by less favorable disability results and accident claims experience. Results included the favorable after-tax effect of reserve reviews of $37 million for the six months ended June 30, 2014 and $29 million for the same period in 2013.  Results for the six months ended June 30, 2013 included the $14 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 resulting from the reallocation of higher yielding assets to the disability and life portfolio described above.

Revenues

Premiums and fees increased for the three months and six months ended June 30, 2014 compared with the same periods in 2013 reflecting disability and life new sales, continued strong persistency and in-force growth.

Net investment income increased for the three months and six months ended June 30, 2014 compared with the same periods in 2013 due to higher assets, partially offset by lower yields.

Benefits and Expenses

Benefits and expenses increased for the three months ended June 30, 2014 compared with the same period in 2013 due primarily to business growth and less favorable disability results, partially offset by a lower expense ratio and favorable life claims experience.

The lower expense ratio is driven by strong operating expense management.  Less favorable disability results reflect higher claims and a lower discount rate on new claims, partially offset by the favorable impact of reserve reviews noted above. Benefits and expenses for the three months ended June 30, 2014 included the before-tax favorable impact of reserve reviews of $50 million, compared with $39 million for the same period in 2013.

Benefits and expenses decreased slightly for the six months ended June 30, 2014 compared with the same period in 2013 due primarily to the absence of the $77 million before-tax charge for the disability claims regulatory matter, a lower expense ratio and favorable life results, partially offset by business growth, less favorable disability results and accident claims experience. The lower expense ratio is driven by strong operating expense management, while life results benefited from favorable reserve development. Less favorable disability results reflect a lower discount rate on new claims, partially offset by the favorable impact of reserve reviews noted above. Benefits and expenses for the six months ended June 30, 2014 included the before-tax favorable impact of reserve reviews of $52 million, compared with $42 million for the same period in 2013.

Effective Tax Rate

Effective tax rates for the Group Disability and Life segment continue to reflect the favorable effect of tax-exempt interest income on certain fixed income investments supporting this segment.

Other Operations

As discussed at the beginning of the segment reporting section of this MD&A, beginning in the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations.  Prior year information has been conformed to the current year presentation.

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,				June 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$27	$26	4%		$53	$54	(2)%
Net investment income	98	101	(3)		195	210	(7)
Other revenues	3	4	(25)		7	(31)	n/m
Segment revenues	128	131	(2)		255	233	9
Benefits and expenses	109	109	-		211	923	n/m
Income (loss) before taxes	19	22	(14)		44	(690)	n/m
Income taxes (benefits)	6	7	(14)		14	(243)	n/m
Segment earnings (loss)	13	15	(13)		30	(447)	n/m
Less: results of GMIB business					-	25
Charge related to reinsurance transaction					-	(507)
Adjusted income from operations	$13	$15	(13)%		$30	$35	(14)%
Realized investment gains (losses), net of taxes	$(1)	$4	n/m	%	$8	$23	(65)%
Effective tax rate	31.6%	31.8%	(20)	bps	31.8%	35.2%	(340)	bps

Segment earnings slightly decreased for the three months ended June 30, 2014 compared with the same period in 2013, primarily reflecting higher COLI claims experience.  Segment earnings improved significantly for the six months ended June 30, 2014 compared with the same period in 2013, primarily from the absence of the $507 million after-tax charge associated with the 2013 Berkshire reinsurance transaction, partially offset by the absence of $25 million after-tax GMIB gains in 2013. See Note 5 to the Consolidated Financial Statements for additional information.

Adjusted income from operations decreased for the three months and  six months ended June 30, 2014 compared with the same periods last year, primarily reflecting higher COLI claims experience.

Revenues

Premiums and fees.  Premiums and fees reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums and fees were flat for the time periods presented and primarily reflect strong persistency.

Net investment income.  Net investment income decreased for the three months ended June 30, 2014 compared with the same period in 2013, primarily due to lower average assets. For the six months ended June 30, 2014, the decline primarily reflected the selling or reallocating of investment assets as a result of the reinsurance transaction with Berkshire.

Other revenues.   Other revenues were flat for the three months ended June 30, 2014 compared with the same period in 2013.  For the six months ended June 30, 2013, other revenues included losses of $39 million associated with a dynamic hedge program for the run-off reinsurance business that was discontinued in 2013 with the effective exit from the GMDB and GMIB businesses.  Excluding this hedge activity, other revenues were flat for the six months ended June 30, 2014, compared with the same period in 2013.

Benefits and expenses.

Benefits and expenses were flat for the three months ended June 30, 2014 compared with the same period in 2013, primarily due to higher claims experience in the COLI business offset by lower operating expenses. Benefits and expenses decreased for the six months ended June 30, 2014, compared with the same period in 2013 primarily due to the absence of GMDB and GMIB activity of $709 million resulting largely from the Berkshire transaction in 2013.

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

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Segment loss	$(56)	$(59)	5%	$(131)	$(113)	(16)%
Adjusted loss from operations	$(56)	$(59)	5%	$(131)	$(113)	(16)%
Realized investment gains, net of taxes	$20	$-	n/m %	$20	$-	n/m %

Corporate’s segment loss for the three months ended June 30, 2014 was flat relative to the same period in 2013.  For the six months ended June 30, 2014, Corporate’s segment loss was higher than the same period in 2013, driven largely by higher operating expenses and a less favorable effective tax rate.

INVESTMENT ASSETS

The following table presents our invested asset portfolio as of June 30, 2014, and December 31, 2013.  Overall invested assets have increased during 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  These investments do not include separate account assets.

(In millions)	June 30, 2014	December 31, 2013
Fixed maturities	$18,321	$16,486
Equity securities	131	141
Commercial mortgage loans	2,217	2,252
Policy loans	1,453	1,485
Real estate	62	97
Other long-term investments	1,336	1,273
Short-term investments	232	631
Total	$23,752	$22,365

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

The following table reflects our fixed maturity portfolio by type of issuer as of June 30, 2014 and December 31, 2013:

(In millions)	June 30, 2014	December 31, 2013
Federal government and agency	$1,252	$880
State and local government	2,023	2,144
Foreign government	1,706	1,444
Corporate	12,397	10,981
Federal agency mortgage-backed	69	76
Other mortgage-backed	78	77
Other asset-backed	796	884
Total	$18,321	$16,486

The fixed maturity portfolio increased approximately $1.8 billion during the six months ended June 30, 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $22 million in aggregate as of June 30, 2014.  See Note 8 to the Consolidated Financial Statements for further information.

As of June 30, 2014, $16.4 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2013.

Corporate fixed maturities include private placement investments of $4.7 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At June 30, 2014, corporate fixed maturities include $376 million of investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of June 30, 2014.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $205 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

Our investments in state and local government securities are diversified by issuer and geography with no single exposure greater than $28 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.  As of June 30, 2014, 98% of our investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.

As of June 30, 2014, we had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain investments in state and local governments and other asset-backed securities totaled $1,665 million as of June 30, 2014.  More detailed information about guarantees provided by monoline bond insurers is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2014.  This review included an analysis of each property’s year-end 2013 financial statements, rent rolls, operating plans and budgets for 2014, a physical inspection of the property and other pertinent factors.  Based on this review, the portfolio’s average loan-to-value ratio improved to 63% at June 30, 2014 from 64% at December 31, 2013, reflecting a modest increase in values for high quality commercial real estate.  The portfolio’s average debt service coverage ratio also improved, increasing to 1.64 at June 30, 2014 from 1.62 at December 31, 2013.

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

The commercial mortgage portfolio consists of approximately 115 loans, including six impaired loans with a carrying value totaling $166 million that are classified as problem or potential problem loans.  Three of these loans totaling $86 million, net of $4 million in reserves, are current based on restructured terms and three loans totaling $80 million, net of $8 million in reserves, are current.  All of the remaining loans continue to perform under their contractual terms.  We have $163 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Our other long-term investments include $1.2 billion in security partnership and real estate funds, as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 100 separate partnerships, and approximately 60 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 7% of our securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of June 30, 2014, the fair value of our ownership interest in certain funds that are carried at cost was less than carrying value by $19 million.  We expect to recover their carrying value over the average remaining life of these investments of approximately 5 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on our results of operations, financial condition or liquidity.

Problem and Potential Problem Investments

“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us to modify the interest rate, principal payment or maturity date.  “Potential problem” bonds and commercial mortgage loans are considered current (no payment more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems.  The characteristics management considers include, but are not limited to, the following:

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2014 or 2013.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2014			December 31, 2013
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$1	$(1)	$-	$2	$(2)	$-
Problem commercial mortgage loans (1)	100	(13)	87	41	(3)	38
Foreclosed real estate	24	-	24	29	-	29
Total problem investments	$125	$(14)	$111	$72	$(5)	$67
Potential problem bonds	$18	$(9)	$9	$30	$(9)	$21
Potential problem commercial mortgage loans	131	(8)	123	135	(8)	127
Total potential problem investments	$149	$(17)	$132	$165	$(17)	$148

(1) Other long-term investments included $1 million at June 30, 2014 and $7 million at December 31, 2013 of restructured loans that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at June 30, 2014, increased by $28 million from December 31, 2013, primarily due to the addition of one commercial mortgage loan to problem investments.

Included in after-tax realized investment gains (losses) were asset write-downs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Credit-related (1)	$(6)	$(5)	$(10)	$(5)
Other	(1)	(5)	(1)	(5)
Total	$(7)	$(10)	$(11)	$(10)

(1) Credit-related losses include increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Investment Outlook

Financial markets in the United States continued to stabilize during the first half of 2014.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.

The loss in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments increased from approximately $585 million at December 31, 2013 to approximately $800 million at June 30, 2014.  The increased interest rate sensitivity results primarily from the impact of an increase in asset purchases and a decrease in market yields of fixed maturities during the six months ended June 30, 2014.  In addition, the interest rate sensitivity of our long-term debt decreased resulting from interest rate swap contracts used to convert a portion of the interest rate exposure on our long-term debt from fixed rates to variable rates.

Our foreign operations hold investment assets that are generally invested in the currency of the related liabilities.  Due to an increase in the amount of these investments during the six months ended June 30, 2014 that are primarily denominated in the South Korean won, the loss in fair value of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies increased from approximately $285 million at December 31, 2013 to approximately $315 million at June 30, 2014.

Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk — Financial Instruments” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Stock Market Performance

The performance of equity markets can have a significant effect on our pension liabilities since equity securities comprise a significant portion of the assets of our employee pension plans.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2014	88,014	$ 83.21	84,970	$ 661,672,180
May 1-31, 2014	2,372,942	$ 87.60	2,356,359	$ 455,224,337
June 1-30, 2014	2,216,298	$ 90.80	2,211,847	$ 254,401,289
Total	4,677,254	$ 89.03	4,653,176	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 3,044 shares in April,16,583 shares in May and 4,451 shares in June 2014.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $254 million as of June 30, 2014.  On July 23, 2014 the Company’s Board of Directors increased share repurchase authority by $500 million.  Remaining authorization under the program was approximately $662 million as of July 31, 2014.

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

Cigna Corporation

Date:	July 31, 2014
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1*	Offer letter for Matthew G. Manders	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed June 4, 2014 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

* Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1