Form 10-Q
period 2014-09-30
CIGNA CORP
filed 2014-10-30
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 15, 2014, 261,578,645 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Revenues
Premiums and fees	$7,793	$7,206	$23,167	$21,692
Net investment income	292	297	863	873
Mail order pharmacy revenues	583	471	1,625	1,333
Other revenues	66	65	201	139
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(9)	(3)	(10)	(11)
Other realized investment gains, net	32	30	140	203
Total realized investment gains, net	23	27	130	192
Total revenues	8,757	8,066	25,986	24,229
Benefits and Expenses
Global Health Care medical claims expense	4,153	3,913	12,403	11,864
Other benefit expenses	1,207	1,031	3,473	3,890
Mail order pharmacy costs	499	390	1,382	1,096
Other operating expenses	2,080	1,933	6,156	5,739
Total benefits and expenses	7,939	7,267	23,414	22,589
Income before Income Taxes	818	799	2,572	1,640
Income taxes (benefits):
Current	289	205	928	285
Deferred	(2)	41	12	237
Total income taxes	287	246	940	522
Net Income	531	553	1,632	1,118
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(3)	-	(3)	3
Shareholders’ Net Income	$534	$553	$1,635	$1,115
Shareholders’ Net Income Per Share:
Basic	$2.04	$1.99	$6.16	$3.96
Diluted	$2.01	$1.95	$6.05	$3.89
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Shareholders’ net income	$534	$553	$1,635	$1,115
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities:
Fixed maturities	(49)	(7)	141	(348)
Equity securities	-	(7)	(1)	(5)
Net unrealized appreciation (depreciation), on securities	(49)	(14)	140	(353)
Net unrealized appreciation (depreciation), derivatives	6	(2)	6	7
Net translation of foreign currencies	(113)	59	(78)	(15)
Postretirement benefits liability adjustment	10	12	33	73
Shareholders’ other comprehensive income (loss)	(146)	55	101	(288)
Shareholders’ comprehensive income	388	608	1,736	827
Comprehensive income attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	(2)	-	3	3
Net (loss) attributable to other noncontrolling interest	(1)	-	(6)	-
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(6)	(6)	(6)	(15)
Other comprehensive income attributable to other noncontrolling interest	-	-	1	-
Total comprehensive income	$379	$602	$1,728	$815

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of		As of
(In millions, except per share amounts)	September 30, 2014		December 31, 2013
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $17,171; $15,273)		$18,797		$16,486
Equity securities, at fair value (cost, $196; $146)		190		141
Commercial mortgage loans		2,058		2,252
Policy loans		1,436		1,485
Real estate		62		97
Other long-term investments		1,365		1,273
Short-term investments		153		631
Total investments		24,061		22,365
Cash and cash equivalents		1,621		2,795
Accrued investment income		272		247
Premiums, accounts and notes receivable, net		2,574		1,991
Reinsurance recoverables		7,086		7,299
Deferred policy acquisition costs		1,501		1,395
Property and equipment		1,494		1,464
Deferred tax assets, net		19		92
Goodwill		6,003		6,029
Other assets, including other intangibles		2,440		2,407
Separate account assets		8,582		8,252
Total assets		$55,653		$54,336
Liabilities
Contractholder deposit funds		$8,438		$8,470
Future policy benefits		9,573		9,306
Unpaid claims and claim expenses		4,400		4,298
Global Health Care medical claims payable		2,230		2,050
Unearned premiums and fees		602		580
Total insurance and contractholder liabilities		25,243		24,704
Accounts payable, accrued expenses and other liabilities		5,415		5,456
Short-term debt		121		233
Long-term debt		5,024		5,014
Separate account liabilities		8,582		8,252
Total liabilities		44,385		43,659
Contingencies — Note 16
Redeemable noncontrolling interests		93		96
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 366; authorized, 600)		92		92
Additional paid-in capital		3,409		3,356
Net unrealized appreciation, fixed maturities	$614		$473
Net unrealized appreciation, equity securities	3		4
Net unrealized depreciation, derivatives	(13)		(19)
Net translation of foreign currencies	4		82
Postretirement benefits liability adjustment	(1,027)		(1,060)
Accumulated other comprehensive loss		(419)		(520)
Retained earnings		15,196		13,676
Less treasury stock, at cost		(7,121)		(6,037)
Total shareholders’ equity		11,157		10,567
Noncontrolling interest		18		14
Total equity		11,175		10,581
Total liabilities and equity		$55,653		$54,336
Shareholders’ Equity Per Share		$42.45		$38.35

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended September 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at July 1, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99
Effect of issuing stock for employee benefit plans		8		(15)	42	35		35
Other comprehensive (loss)			(146)			(146)		(146)	(6)
Net income (loss)				534		534	(1)	533	(2)
Repurchase of common stock					(199)	(199)		(199)
Capital contribution by noncontrolling interest		(4)				(4)	4	-	2
Balance at September 30, 2014	$92	$3,409	$(419)	$15,196	$(7,121)	$11,157	$18	$11,175	$93

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended September 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at July 1, 2013	$92	$3,326	$(1,014)	$12,806	$(5,435)	$9,775	$-	$9,775	$101
Effect of issuing stock for employee benefit plans		18		(32)	64	50		50
Other comprehensive income (loss)			55			55		55	(6)
Net income				553		553		553	-
Repurchase of common stock					(559)	(559)		(559)
Balance at September 30, 2013	$92	$3,344	$(959)	$13,327	$(5,930)	$9,874	$-	$9,874	$95

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the nine months ended September 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		57		(104)	172	125		125
Other comprehensive income (loss)			101			101	1	102	(6)
Net income (loss)				1,635		1,635	(6)	1,629	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,256)	(1,256)		(1,256)
Capital contribution by noncontrolling interest		(4)				(4)	9	5	4
Distribution to redeemable noncontrolling interest									(4)
Balance at September 30, 2014	$92	$3,409	$(419)	$15,196	$(7,121)	$11,157	$18	$11,175	$93

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the nine months ended September 30, 2013	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at January 1, 2013	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$-	$9,769	$114
Effect of issuing stock for employee benefit plans		49		(107)	210	152		152
Other comprehensive loss			(288)			(288)		(288)	(15)
Net income				1,115		1,115		1,115	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(863)	(863)		(863)
Distribution to redeemable noncontrolling interest									(7)
Balance at September 30, 2013	$92	$3,344	$(959)	$13,327	$(5,930)	$9,874	$-	$9,874	$95

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2014	2013
Cash Flows from Operating Activities
Net income	$1,632	$1,118
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	435	445
Realized investment gains	(130)	(192)
Deferred income taxes	12	237
Gains on sale of businesses	(11)	(11)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(574)	(64)
Reinsurance recoverables	49	348
Deferred policy acquisition costs	(138)	(183)
Other assets	(186)	368
Insurance liabilities	433	870
Accounts payable, accrued expenses and other liabilities	(39)	(524)
Current income taxes	53	(33)
Cash used to effectively exit run-off reinsurance business	-	(2,196)
Other, net	(64)	(76)
Net cash provided by operating activities	1,472	107
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities	818	1,671
Equity securities	36	3
Investment maturities and repayments:
Fixed maturities	1,285	1,192
Equity securities	-	27
Commercial mortgage loans	375	468
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,889	766
Investments purchased or originated:
Fixed maturities	(3,953)	(1,580)
Equity securities	(74)	(56)
Commercial mortgage loans	(186)	(26)
Other (primarily short-term and other long-term investments)	(1,221)	(1,227)
Property and equipment purchases	(350)	(414)
Other, net	(24)	(84)
Net cash (used in) / provided by investing activities	(1,405)	740
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,154	1,078
Withdrawals and benefit payments from contractholder deposit funds	(1,129)	(1,029)
Change in cash overdraft position	20	9
Net change in short-term debt	(104)	(100)
Repayment of long-term debt	-	(7)
Repurchase of common stock	(1,256)	(836)
Issuance of common stock	93	132
Common dividends paid	(11)	(11)
Other, net	9	(7)
Net cash used in financing activities	(1,224)	(771)
Effect of foreign currency rate changes on cash and cash equivalents	(17)	1
Net (decrease) / increase in cash and cash equivalents	(1,174)	77
Cash and cash equivalents, January 1,	2,795	2,978
Cash and cash equivalents, September 30,	$1,621	$3,055
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$846	$289
Interest paid	$203	$203

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

Revenue from Contracts with Customers (Accounting Standards Update (“ASU”) 2014-09).   In May 2014, the Financial Accounting Standards Board (“FASB”) issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services, including the Company’s non-insurance, administrative services contracts.   It will not apply to certain contracts within the scope of other GAAP, such as insurance contracts.  This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices.  Revenue is recognized as goods or services are delivered.  This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms.  In addition, extensive new disclosures will be required including the presentation of additional categories of revenues and information about related contract assets and liabilities.  This new guidance must be implemented on January 1, 2017; early adoption is not permitted.  The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption.  The Company continues to monitor developing implementation guidance and evaluate these new requirements for its noninsurance customer contracts to determine the method of implementation and any resulting estimated effects on the financial statements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06).  Effective January 1, 2014, the Company adopted the FASB’s accounting guidance for the health insurance industry assessment (the “tax”) mandated by Health Care Reform.  This non-deductible tax is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  As required by the guidance, the Company reported a liability as of June 30, 2014 of $245 million in accounts payable, accrued expenses and other liabilities based on a preliminary assessment of the full year 2014 tax.  A corresponding deferred cost was reported in other assets, including other intangibles.  In September 2014, the Company paid $243 million for its 2014 tax and adjusted the corresponding deferred cost.  Through September 30, 2014, $182 million of the deferred cost was recognized in other operating expenses; the remainder will be recorded in the fourth quarter of 2014.

Investment Company Accounting (ASU 2013-08).   Effective January 1, 2014, the Company adopted the FASB’s amended accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures.  This guidance also confirms that parent company accounting for an investment company should reflect fair value accounting.  While this guidance applies to certain of the Company’s security and real estate partnership investments, its adoption did not have a material impact on the Company’s financial statements.

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

Note 3 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2014
Shareholders’ net income	$534		$534
Shares (in thousands):
Weighted average	261,402		261,402
Common stock equivalents		4,489	4,489
Total shares	261,402	4,489	265,891
EPS	$2.04	$(0.03)	$2.01
2013
Shareholders’ net income	$553		$553
Shares (in thousands):
Weighted average	278,054		278,054
Common stock equivalents		5,509	5,509
Total shares	278,054	5,509	283,563
EPS	$1.99	$(0.04)	$1.95

		Effect of
(Dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2014
Shareholders’ net income	$1,635		$1,635
Shares (in thousands):
Weighted average	265,554		265,554
Common stock equivalents		4,507	4,507
Total shares	265,554	4,507	270,061
EPS	$6.16	$(0.11)	$6.05
2013
Shareholders’ net income	$1,115		$1,115
Shares (in thousands):
Weighted average	281,279		281,279
Common stock equivalents		5,336	5,336
Total shares	281,279	5,336	286,615
EPS	$3.96	$(0.07)	$3.89

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 because their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Anti-dilutive options	-	-	1.3	1.2

The Company held 103,340,125 shares of common stock in Treasury as of September 30, 2014, and 89,059,772 shares as of September 30, 2013.

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

	September 30,	December 31,
(In millions)	2014	2013
Incurred but not yet reported	$1,872	$1,615
Reported claims in process	252	355
Physician incentives and other medical expense payable	106	80
Medical claims payable	$2,230	$2,050

Activity in medical claims payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2014	2013
Balance at January 1,	$2,050	$1,856
Less: Reinsurance and other amounts recoverable	194	242
Balance at January 1, net	1,856	1,614

Incurred claims related to:
Current year	12,558	16,049
Prior years	(155)	(182)
Total incurred	12,403	15,867
Paid claims related to:
Current year	10,670	14,267
Prior years	1,605	1,358
Total paid	12,275	15,625
Ending Balance, net	1,984	1,856
Add: Reinsurance and other amounts recoverable	246	194
Ending Balance	$2,230	$2,050

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 5 for additional information on reinsurance.  For the nine months ended September 30, 2014, actual experience differed from the Company’s key assumptions resulting in favorable incurred claims related to prior years’ medical claims payable of $155 million, or 1.0% of the current year incurred claims as reported for the year ended December 31, 2013. Actual completion factors accounted for $60 million, or 0.4% of the favorability, while actual medical cost trend resulted in the remaining $95 million, or 0.6%.

For the year ended December 31, 2013, actual experience differed from the Company’s key assumptions, resulting in favorable incurred claims related to prior years’ medical claims payable of $182 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $74 million, or 0.5% of favorability, while actual medical cost trend resulted in the remaining $108 million, or 0.7%.

The impact of prior year development on shareholders’ net income was $53 million for the nine months ended September 30, 2014 compared with $77 million for the nine months ended September 30, 2013.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services.  The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Second, as a result of the medical loss ratio (“MLR”) provisions of Health Care Reform, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

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

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in these businesses, net of retrocessional arrangements existing at that time.  The reinsurance agreement is subject to an overall limit of approximately $3.8 billion.

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

The Company’s dynamic hedge programs were discontinued at the time of the Berkshire reinsurance transaction in 2013.  These hedge programs generated losses (included in other revenues) of $32 million for the nine months ended September 30, 2013.

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2014	2013
Balance at January 1	$1,396	$1,090
Add: Unpaid claims	18	24
Less: Reinsurance and other amounts recoverable	1,317	42
Balance at January 1, net	97	1,072
Add: Incurred benefits	2	699
Less: Paid benefits (including the $1,647 payment in 2013 for the Berkshire reinsurance transaction)	-	1,674
Ending balance, net	99	97
Less: Unpaid claims	17	18
Add: Reinsurance and other amounts recoverable	1,225	1,317
Ending balance	$1,307	$1,396

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as claims retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $2.9 billion as of September 30, 2014 and $3.0 billion as of December 31, 2013 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contract holders (approximately 363,000 as of September 30, 2014 and 390,000 as of December 31, 2013) died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company would be reimbursed in full for these payments.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $13.1 billion as of September 30, 2014 and $14.1 billion as of December 31, 2013.

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

GMIB assets included $409 million as of September 30, 2014 and $352 million as of December 31, 2013 from Berkshire, and were 100% secured by assets in a trust.  GMIB assets also included $471 million as of September 30, 2014 and $399 million as of December 31, 2013 from two other retrocessionaires, and 38% were secured by assets in a trust.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, Premiums and fees were net of ceded premiums, and Total benefits and expenses were net of reinsurance recoveries, in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Ceded premiums and fees
Individual life insurance and annuity business sold	$38	$39	$127	$130
Other	80	90	260	273
Total	$118	$129	$387	$403
Reinsurance recoveries
Individual life insurance and annuity business sold	$46	$74	$214	$256
Other	122	125	292	(69)
Total	$168	$199	$506	$187

As noted in the GMDB section above, recoveries for the nine months ended September 30, 2013 are net of a decrease in reinsurance recoverables from a change in the growth rate assumption, due to discontinuing the hedge programs at the time of the reinsurance transaction with Berkshire.

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	September 30, 2014	December 31, 2013	Collateral and Other Terms at September 30, 2014

GMDB	Berkshire	$1,185	$1,276	100% secured by assets in a trust.

	Other	40	41	98% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold)	Lincoln National Life and Lincoln Life &Annuity of New York	3,825	3,905	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold)	Prudential Retirement Insurance and Annuity	1,115	1,200	100% secured by assets in a trust.

Supplemental Benefits business	Great American Life	342	363	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	485	407

Recoverables from more than 80 reinsurers used in the ordinary course of business. Balances range from less than $1 million up to $110 million, with 10% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	94	107	90% of this balance is secured by assets in a trust.

Total reinsurance recoverables		$7,086	$7,299

Reserves for underlying reinsurance exposures assumed by the Company, as well as those for amounts recoverable from reinsurers and retrocessionaires for both ongoing operations and the run-off reinsurance operation, are considered appropriate as of September 30, 2014 based on current information.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

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

Summarized below is activity for these plans for 2013 and the nine months ended September 30, 2014.

(In millions)	Severance	Real estate	Total
Balance, January 1, 2013	$67	$4	$71
Fourth quarter 2013 charge	47	13	60
Less: 2013 Payments	46	4	50
Balance, December 31, 2013	68	13	81
Less: First quarter 2014 payments	11	1	12
Less: Second quarter 2014 payments	7	1	8
Less: Third quarter 2014 payments	14	1	15
Balance, September 30, 2014	$36	$10	$46

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2014 and December 31, 2013 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

September 30, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$585	$657	$-	$1,242
State and local government	-	1,948	-	1,948
Foreign government	-	1,853	4	1,857
Corporate	-	12,520	429	12,949
Federal agency mortgage-backed	-	12	-	12
Other mortgage-backed	-	73	1	74
Other asset-backed	-	208	507	715
Total fixed maturities (1)	585	17,271	941	18,797
Equity securities	61	86	43	190
Subtotal	646	17,357	984	18,987
Short-term investments	-	153	-	153
GMIB assets (2)	-	-	880	880
Other derivative assets (3)	-	2	-	2
Total financial assets at fair value, excluding separate accounts	$646	$17,512	$1,864	$20,022
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$857	$857
Other derivative liabilities (3)	-	8	-	8
Total financial liabilities at fair value	$-	$8	$857	$865

(1)

Fixed maturities included $684 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $70 million of appreciation for securities classified in Level 3.

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

Short-term investments are carried at fair value which approximates cost.  On a regular basis, the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices.  The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2014 or December 31, 2013.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Fixed maturities and equity securities.  Approximately 5% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category, including:

	September 30,	December 31,
(In millions)	2014	2013
Other asset and mortgage-backed securities - valued using pricing models	$508	$603
Corporate and government fixed maturities - valued using pricing models	369	417
Corporate fixed maturities - valued at transaction price	64	111
Equity securities - valued at transaction price	43	59
Total	$984	$1,190

Fair values of other asset and mortgage-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  For other asset and mortgage-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research, as well as the issuer’s financial statements, in its evaluation.  Approximately 6% of fixed maturities classified in Level 3 represent single, unadjusted, non-binding broker quotes that are not considered market observable.  Certain private equity investments and subordinated corporate fixed maturities, representing approximately 11% of securities included in Level 3, are valued at transaction price in the absence of market data indicating a change in the estimated fair values.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of September 30, 2014 and December 31, 2013.  The range and weighted average basis point amounts reflect the Company’s best estimates of the unobservable adjustments a market participant would make to the market observable spreads (adjustment to discount rates) used to calculate the fair values in a discounted cash flow analysis.

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

As of September 30, 2014 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$501	Liquidity	40-350 (140)
		Weighting of credit spreads	140-2,540 (250)
Corporate and government fixed maturities	$316	Liquidity	80-340 (170)

As of December 31, 2013 (In millions except basis points)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average) in Basis Points
Other asset and mortgage-backed securities	$593	Liquidity	60 - 620 (170)
		Weighting of credit spreads	120 - 2,090 (290)
Corporate and government fixed maturities	$305	Liquidity	80 - 370 (200)

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

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to reflect a market participant’s view of the risk of the Company not fulfilling its GMIB obligations, and (b) the GMIB assets to reflect a market participant’s view of the credit risk of the reinsurers, after considering collateral.  Non-performance risk adjustments had an immaterial effect on shareholders’ net income for the three months and nine months ended September 30, 2014 and 2013.

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

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities.  Significant decreases in assumed lapse rates or spreads used to calculate non-performance risk, or increases in assumed annuity election rates, would result in higher fair value measurements.  A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2014 and 2013.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2014	$1,122	$863	$(839)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	33	(33)	-
Other	-	-	2	2
Total gains (losses) included in shareholders’ net income	-	33	(31)	2
Losses included in other comprehensive income	(3)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(3)	-	-	-
Purchases, sales and settlements:
Purchases	6	-	-	-
Sales	(2)	-	-	-
Settlements	(43)	(16)	13	(3)
Total purchases, sales and settlements	(39)	(16)	13	(3)
Transfers into/(out of) Level 3:
Transfers into Level 3	10	-	-	-
Transfers out of Level 3	(103)	-	-	-
Total transfers into/(out of) Level 3	(93)	-	-	-
Balance at September 30, 2014	$984	$880	$(857)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$33	$(31)	$2

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended September 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2013	$1,209	$945	$(922)	$23
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(81)	81	-
Other	3	10	(16)	(6)
Total gains (losses) included in shareholders’ net income	3	(71)	65	(6)
Losses included in other comprehensive income	(1)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(8)	-	-	-
Purchases, sales and settlements:
Purchases	64	-	-	-
Sales	(18)	-	-	-
Settlements	(35)	(21)	16	(5)
Total purchases, sales and settlements	11	(21)	16	(5)
Transfers into/(out of) Level 3:
Transfers into Level 3	32	-	-	-
Transfers out of Level 3	(20)	-	-	-
Total transfers into/(out of) Level 3	12	-	-	-
Balance at September 30, 2013	$1,226	$853	$(841)	$12
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$(71)	$65	$(6)

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	163	(163)	-
Other	14	2	12	14
Total gains (losses) included in shareholders’ net income	14	165	(151)	14
Gains included in other comprehensive income	14	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	39	-	-	-
Purchases, sales and settlements:
Purchases	83	-	-	-
Sales	(117)	-	-	-
Settlements	(150)	(36)	35	(1)
Total purchases, sales and settlements	(184)	(36)	35	(1)
Transfers into/(out of) Level 3:
Transfers into Level 3	164	-	-	-
Transfers out of Level 3	(253)	-	-	-
Total transfers into/(out of) Level 3	(89)	-	-	-
Balance at September 30, 2014	$984	$880	$(857)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$3	$165	$(151)	$14

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2013 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(286)	286	-
Other	13	12	(16)	(4)
Total gains (losses) included in shareholders’ net income	13	(274)	270	(4)
Losses included in other comprehensive income	(18)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(46)	-	-	-
Purchases, sales and settlements:
Purchases	104	-	-	-
Sales	(48)	-	-	-
Settlements	(96)	505	59	564
Total purchases, sales and settlements	(40)	505	59	564
Transfers into/(out of) Level 3:
Transfers into Level 3	101	-	-	-
Transfers out of Level 3	(135)	-	-	-
Total transfers into/(out of) Level 3	(34)	-	-	-
Balance at September 30, 2013	$1,226	$853	$(841)	$12
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$6	$(274)	$270	$(4)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months and nine months ended September 30, 2014 and September 30, 2013, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of September 30, 2014 and December 31, 2013 separate account assets were as follows:

September 30, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$248	$279	$-	$527
Non-guaranteed separate accounts (1)	1,849	5,132	1,074	8,055
Total separate account assets	$2,097	$5,411	$1,074	$8,582

(1)  As of September 30, 2014, non-guaranteed separate accounts included $4.0 billion in assets supporting the Company’s pension plans, including $1,024 million classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
(In millions)	2014	2013
Balance at July 1,	$1,074	$1,049
Policyholder gains (1)	9	17
Purchases, sales and settlements:
Purchases	24	18
Sales	-	(2)
Settlements	(29)	(69)
Total purchases, sales and settlements	(5)	(53)
Transfers into/(out of) Level 3:
Transfers into Level 3	1	5
Transfers out of Level 3	(5)	(3)
Total transfers into/(out of) Level 3	(4)	2
Balance at September 30,	$1,074	$1,015

(1)  Included in this amount are gains of $9 million attributable to instruments still held at September 30, 2014 and gains of $17 million attributable to instruments still held at September 30, 2013.

	Nine Months Ended September 30,
(In millions)	2014	2013
Balance at January 1	$1,035	$1,005
Policyholder gains (1)	64	46
Purchases, sales and settlements:
Purchases	148	106
Sales	(2)	(2)
Settlements	(173)	(138)
Total purchases, sales and settlements	(27)	(34)
Transfers into/(out of) Level 3:
Transfers into Level 3	14	5
Transfers out of Level 3	(12)	(7)
Total transfers into/(out of) Level 3	2	(2)
Balance at September 30,	$1,074	$1,015

(1)  Included in this amount are gains of $64 million attributable to instruments still held at September 30, 2014 and gains of $46 million attributable to instruments still held at September 30, 2013.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $10 million, after-tax for the nine months ended September 30, 2014 and $5 million, after-tax for the nine months ended September 30, 2013.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2014 and December 31, 2013.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	September 30, 2014		December 31, 2013
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,148	$2,058	$2,338	$2,252
Contractholder deposit funds, excluding universal life products	Level 3	$1,132	$1,119	$1,081	$1,072
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,648	$4,981	$5,550	$4,997

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

Fair values of off-balance-sheet financial instruments were not material as of September 30, 2014 and December 31, 2013.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following total realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Fixed maturities	$2	$16	$14	$105
Equity securities	(3)	-	14	4
Commercial mortgage loans	(2)	-	(6)	(4)
Real estate	-	-	13	-
Other investments, including derivatives	26	11	95	87
Realized investment gains before income taxes	23	27	130	192
Less income taxes	8	10	45	65
Net realized investment gains	$15	$17	$85	$127

Included in the above realized investment gains (losses) before income taxes were asset write-downs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Credit-related (1)	$(1)	$-	$(16)	$(8)
Other	(9)	(3)	(10)	(11)
Total	$(10)	$(3)	$(26)	$(19)

(1) Credit-related losses include other-than-temporary declines in fair value of equity securities and increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2014:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,181	$1,201
Due after one year through five years	5,483	5,887
Due after five years through ten years	6,669	7,020
Due after ten years	3,134	3,888
Mortgage and other asset-backed securities	704	801
Total	$17,171	$18,797

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	September 30, 2014
Federal government and agency	$911	$331	$-	$1,242
State and local government	1,768	182	(2)	1,948
Foreign government	1,759	106	(8)	1,857
Corporate	12,029	945	(25)	12,949
Federal agency mortgage-backed	12	-	-	12
Other mortgage-backed	72	3	(1)	74
Other asset-backed	620	95	-	715
Total	$17,171	$1,662	$(36)	$18,797

(In millions)	December 31, 2013
Federal government and agency	$640	$242	$(2)	$880
State and local government	1,983	167	(6)	2,144
Foreign government	1,392	64	(12)	1,444
Corporate	10,306	749	(74)	10,981
Federal agency mortgage-backed	77	-	(1)	76
Other mortgage-backed	76	3	(2)	77
Other asset-backed	799	87	(2)	884
Total	$15,273	$1,312	$(99)	$16,486

The above table includes investments with a fair value of $3.1 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $687 million and gross unrealized depreciation of $3 million at September 30, 2014.  Such unrealized amounts are required to support the future policy benefit liabilities of this business and, as such, are not included in accumulated other comprehensive income.  At December 31, 2013, investments supporting this business had a fair value of $2.6 billion, gross unrealized appreciation of $478 million and gross unrealized depreciation of $20 million.

Included in equity securities are hybrid investments consisting of preferred stock with call features.  These securities are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of September 30, 2014, fair values of these securities were $58 million and amortized cost was $68 million.  As of December 31, 2013, fair values of these securities were $56 million and amortized cost was $68 million.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Proceeds from sales	$344	$402	$854	$1,674
Gross gains on sales	$13	$10	$38	$93
Gross losses on sales	$4	$1	$5	$4

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

As of September 30, 2014, fixed maturities with a decline in fair value from amortized cost (primarily corporate securities) were, by length of time of decline, as follows:

	September 30, 2014
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$1,307	$1,321	$(14)	276
Below investment grade	$319	$325	$(6)	301
More than one year:
Investment grade	$285	$296	$(11)	123
Below investment grade	$63	$68	$(5)	21

The unrealized depreciation of investment grade fixed maturities is due primarily to increases in market yields since purchase.  Excluding hybrid investments, there were no equity securities with a fair value significantly lower than cost as of September 30, 2014.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$364	$-	$-	$6	$-	$370
50% to 59%	686	55	-	-	-	741
60% to 69%	340	-	15	-	61	416
70% to 79%	68	36	33	-	80	217
80% to 89%	7	41	-	-	58	106
90% to 100%	-	-	54	-	154	208
Total	$1,465	$132	$102	$6	$353	$2,058

	December 31, 2013
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$314	$-	$-	$6	$-	$320
50% to 59%	581	131	-	18	-	730
60% to 69%	438	16	29	-	24	507
70% to 79%	79	113	-	-	-	192
80% to 89%	65	42	34	28	143	312
90% to 100%	-	-	58	50	83	191
Total	$1,477	$302	$121	$102	$250	$2,252

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2014 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved slightly to 62% at September 30, 2014 from 64% at December 31, 2013.  The portfolio’s average debt service coverage ratio was estimated to be 1.66 at September 30, 2014, a modest improvement from 1.62 at December 31, 2013.

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

Certain other loans were modified during the nine months ended September 30, 2014 and the twelve months ended December 31, 2013.  However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company’s results of operations, financial condition or liquidity.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $208 million at September 30, 2014 and $158 million at December 31, 2013.  At September 30, 2014 and December 31, 2013, industrial loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	September 30, 2014			December 31, 2013
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$147	$(12)	$135	$89	$(8)	$81
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$178	$(12)	$166	$120	$(8)	$112

The average recorded investment in impaired loans was $149 million during the nine months ended September 30, 2014 and $128 million during the nine months ended September 30, 2013.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the nine months ended September 30, 2014 or 2013.  Interest income on impaired commercial mortgage loans was not significant for the nine months ended September 30, 2014 or 2013.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2014	2013
Reserve balance, January 1,	$8	$7
Increase in valuation reserves	4	4
Reserve balance, September 30,	$12	$11

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $661 million, federal government securities of $154 million and money market funds of $45 million as of September 30, 2014.  The Company’s short-term investments and cash equivalents as of December 31, 2013 included corporate securities of $2.2 billion, federal government securities of $323 million and money market funds of $35 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets to meet the varying demands of the related insurance and contractholder liabilities and to hedge long-term debt.  The Company has written and purchased reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance business until the time of the Berkshire reinsurance transaction in 2013 (for further information, see Note 5). For information on the Company’s accounting policy for derivative financial instruments, see Note 2 to the Financial Statements contained in the Company’s 2013 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of September 30, 2014, the Company had $22 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net liability positions of these derivatives were not material as of September 30, 2014 or December 31, 2013.

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

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen and British pounds and have terms for periods of up to seven years.  Net interest cash flows are reported in operating activities.

Volume of activity.  The following table provides the notional values of these derivative instruments for the indicated periods:

	Notional Amount (In millions)
	As of	As of
Instrument	September 30, 2014	December 31, 2013
Interest rate swaps	$44	$45
Foreign currency swaps	111	118
Combination interest rate and foreign currency swaps	40	40
Total	$195	$203

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments (2)		Accounts Payable, Accrued Expenses and Other Liabilities (2)		Gain (Loss) Recognized in Other Comprehensive Income (1)
	As of September 30,	As of December 31,	As of September 30,	As of December 31,	For the three months ended September 30,		For the nine months ended September 30,
Instrument	2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	$1	$2	$-	$-	$-	$(1)	$(1)	$(2)
Foreign currency swaps	1	1	6	13	6	(4)	8	-
Combination interest rate and foreign currency swaps	-	-	2	2	3	(1)	1	8
Total	$2	$3	$8	$15	$9	$(6)	$8	$6

(1)  Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

(2)  There were no amounts offset in the Consolidated Balance Sheets at September 30, 2014 or December 31, 2013.

For the three months and nine months ended September 30, 2014 and 2013, the amounts of gains (losses) reclassified from accumulated other comprehensive income into shareholders’ net income were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges

Purpose.  Beginning in 2014, the Company entered into centrally-cleared interest rate swap contracts to convert a portion of the interest rate exposure on its long-term debt from fixed to variable rates to more closely align interest expense with interest income received on its cash equivalent and short-term investment balances.  The variable rates are benchmarked to LIBOR.

Accounting Policy.  Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities.  As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR.  The effects of those adjustments on other operating expenses are offset by the effects of corresponding changes in the swaps’ fair value.  Interest expense includes the difference between the variable and fixed interest rates.

Cash flows.  Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with the clearinghouse.  Net interest cash flows are reported in operating activities.

Volume of activity.  As of September 30, 2014, the notional values of these derivative instruments was $750 million.

For the three months ended September 30, 2014, interest expense included losses of $5 million for changes in the swap fair value and corresponding gains of $5 million to adjust the carrying value of the hedged debt.  For the nine months ended September 30, 2014, interest expense included gains of $1 million for changes in the swap fair value and corresponding losses of $1 million to adjust the carrying value of the hedged debt.

As of September 30, 2014, the effects of these derivative instruments on the Consolidated Balance Sheet were not material.

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

The Company is not the primary beneficiary and does not consolidate these entities because either:

•                  it has no power to direct the activities that most significantly impact the entities’ economic performance; or

•                  it has neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

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

In the first quarter of 2013, the Company also announced a change in the cost sharing arrangement with retirees for pharmacy subsidy payments received from the U.S. Government effective January 1, 2014, resulting in a reduced other postretirement benefit obligation of $57 million.  This reduction was recorded in accumulated other comprehensive income, net of deferred taxes, resulting in an after-tax increase to shareholders’ equity of $37 million.

For the nine months ended September 30, 2014, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $50 million pre-tax in the aggregate ($33 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of normal amortization, and the settlement loss related to the non-qualified pension plan caused by lump sum payments that exceeded the expected annual interest cost.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$-	$1	$1	$2	$-	$1	$-	$1
Interest cost	52	45	155	136	3	3	9	9
Expected long-term return on plan assets	(65)	(68)	(197)	(204)	(1)	(1)	(1)	(1)
Amortization of:
Net loss from past experience	14	19	43	56	-	-	-	-
Prior service cost	-	-	-	-	(1)	-	(2)	(3)
Curtailment gain	-	-	-	-	-	-	-	(19)
Settlement loss	-	-	6	-	-	-	-	-
Net cost	$1	$(3)	$8	$(10)	$1	$3	$6	$(13)

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the nine months ended September 30, 2014, the Company made required contributions of $113 million and is not required to make additional contributions for the remainder of 2014.

Note 12 — Debt

Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2014	2013
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	21	41
Other	-	92
Total short-term debt	$121	$233
Long-term:
Uncollateralized debt:
2.75% Notes due 2016	$600	$600
5.375% Notes due 2017	250	250
6.35% Notes due 2018	131	131
8.5% Notes due 2019	251	251
4.375% Notes due 2020 (1)	250	249
5.125% Notes due 2020 (1)	300	299
6.37% Notes due 2021	78	78
4.5% Notes due 2021 (1)	298	299
4% Notes due 2022	745	744
7.65% Notes due 2023	100	100
8.3% Notes due 2023	17	17
7.875% Debentures due 2027	300	300
8.3% Step Down Notes due 2033	83	83
6.15% Notes due 2036	500	500
5.875% Notes due 2041	298	298
5.375% Notes due 2042	750	750
Other	73	65
Total long-term debt	$5,024	$5,014

(1) In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company’s interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 2017 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options, that are subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2017.  The credit agreement is available for general corporate purposes, including as a commercial paper backstop and for the issuance of letters of credit.  This agreement has certain covenants, including a financial covenant requiring the Company to maintain a total debt-to-adjusted capital ratio at or below 0.50 to 1.00.  As of September 30, 2014, the Company had $6.5 billion of borrowing capacity within the maximum debt coverage covenant in the agreement in addition to the $5.1 billion of debt outstanding.  Letters of credit outstanding as of September 30, 2014 totaled $23 million.

The Company was in compliance with its debt covenants as of September 30, 2014.

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

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30, 2014
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(85)	$35	$(50)
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains (losses))	1	-	1
Net unrealized depreciation, securities	$(84)	$35	$(49)
Net unrealized appreciation, derivatives	$9	$(3)	$6
Net translation of foreign currencies	$(128)	$15	$(113)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$13	$(4)	$9
Net change due to valuation update	1	-	1
Net postretirement benefits liability adjustment	$14	$(4)	$10
Three Months Ended September 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(4)	$-	$(4)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(16)	6	(10)
Net unrealized depreciation, securities	$(20)	$6	$(14)
Net unrealized depreciation, derivatives	$(4)	$2	$(2)
Net translation of foreign currencies	$68	$(9)	$59
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$19	$(7)	$12
Net postretirement benefits liability adjustment	$19	$(7)	$12

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30, 2014
Net unrealized appreciation, securities:
Net unrealized appreciation on securities arising during the period	$228	$(70)	$158
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(28)	10	(18)
Net unrealized appreciation, securities	$200	$(60)	$140
Net unrealized appreciation, derivatives	$9	$(3)	$6
Net translation of foreign currencies	$(90)	$12	$(78)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$41	$(14)	$27
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	47	(16)	31
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment	$50	$(17)	$33
Nine Months Ended September 30, 2013
Net unrealized depreciation, securities:
Net unrealized depreciation on securities arising during the period	$(424)	$142	$(282)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(109)	38	(71)
Net unrealized depreciation, securities	$(533)	$180	$(353)
Net unrealized appreciation, derivatives	$10	$(3)	$7
Net translation of foreign currencies	$(24)	$9	$(15)
Postretirement benefits liability adjustment:
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	$53	$(19)	$34
Reclassification adjustment for curtailment (other operating expenses)	(19)	7	(12)
Total reclassification adjustments to shareholders’ net income (other operating expenses)	34	(12)	22
Net change due to valuation update and plan amendments	79	(28)	51
Net postretirement benefits liability adjustment	$113	$(40)	$73

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rate of 36.5% for the nine months ended September 30, 2014 has increased from historical levels because the health insurance industry tax accrued beginning in 2014 is not tax deductible.  In the third quarter of 2013, income tax expense was reduced by $32 million as a result of the completion of an Internal Revenue Service (“IRS”) examination of the Company’s 2009 and 2010 consolidated federal income tax returns, and tax benefits related to the Company’s foreign operations.  These items contributed to the favorable effective tax rate of 31.8% for the nine months ended September 30, 2013.

The Company’s capital management strategy involves indefinite reinvestment of the undistributed earnings of certain foreign operations, which results in income taxes being provided on the earnings of these operations using the respective foreign jurisdictions’ tax rate.  The Company recognized tax benefits from this strategy of $69 million for the nine months ended September 30, 2014 and $28 million for the nine months ended September 30, 2013.  The Company has accumulated indefinitely reinvested foreign earnings of $1.3 billion and cumulative unrecognized deferred tax liabilities of $235 million through September 30, 2014.  The Company continues to evaluate the indefinite reinvestment of earnings for additional foreign jurisdictions.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the nine months ended September 30, 2014.

C.  Other Tax Matters

In 2013, the IRS completed its examination of the Company’s 2009 and 2010 tax years resulting in two issues that could not be resolved at the examination level.  The Company subsequently filed a formal protest challenging the IRS positions on the two disputed matters.  The IRS previously withdrew its challenge relating to the first of these matters, and the parties have since agreed on a resolution of the second matter.  The resolution of these matters did not materially impact shareholders’ net income.

The IRS began its examination of the Company’s 2011 and 2012 tax years in the third quarter of 2014 and is expected to continue through 2015.

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

Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Premiums and fees, Mail order pharmacy revenues and Other revenues
Global Health Care	$6,757	$6,230	$20,029	$18,698
Global Supplemental Benefits	747	638	2,166	1,872
Group Disability and Life	910	848	2,716	2,553
Other Operations	35	29	95	52
Corporate	(7)	(3)	(13)	(11)
Total	$8,442	$7,742	$24,993	$23,164
Segment earnings
Global Health Care	$434	$424	$1,275	$1,230
Global Supplemental Benefits	83	39	197	143
Group Disability and Life	55	92	232	194
Other Operations	19	35	49	(412)
Corporate	(72)	(54)	(203)	(167)
Segment earnings	519	536	1,550	988
Realized investment gains, net of taxes	15	17	85	127
Shareholders’ net income	$534	$553	$1,635	$1,115

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (see Note 7 to the Financial Statements contained in the Company’s 2013 Form 10-K) has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2014, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $498 million as of September 30, 2014 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of September 30, 2014.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

•                  all annuitants elected to receive their benefit on the next available date (2014 through 2019); and

•                  all underlying mutual fund investment values remained at the September 30, 2014 value of $1.1 billion with no future returns.

The Company bears the risk of loss if its GMIB retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $270 million as of September 30, 2014, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2015 through 2042.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2014.

As of September 30, 2014, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2025.  The Company had liabilities for these guarantees of $7 million as of September 30, 2014.

The Company had indemnification obligations as of September 30, 2014 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of September 30, 2014.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the nine months ended September 30, 2014 and 2013, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Health and Human Services, Treasury, Labor and Justice, as well as the courts.  Health care regulation and legislation in its various forms, including the implementation of Health Care Reform, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices.  Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the Centers for Medicare and Medicaid Services (“CMS”) and the Office of Inspector General (“OIG”).  With respect to Cigna’s Medicare Advantage business, the CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation audits or RADV audits), that may result in retrospective adjustments to payments made to health plans.  Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participation in government programs.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of September 30, 2014 of $189 million ($123 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.  On December 18, 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the “Plan”) on behalf of herself and other similarly situated participants in the Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various ERISA violations, including, that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court found in favor of the plaintiffs on the disclosure claim only, but affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998.  The District Court ordered payment of enhanced benefits, requiring that class members receive pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  The Second Circuit upheld this decision.  In May 2011, the Supreme Court reversed and returned the case to the District Court.  In December 2012, the District Court ordered the Company to pay substantially the same benefits as had been ordered in 2008 and denied the Company’s motion to decertify the class.  Both parties appealed.  On appeal, the plaintiffs challenged the District Court’s denial of their request to return to the prior annuity benefit plan formula, and Cigna and the Plan appealed the District Court’s order and class certification ruling.  The Second Circuit heard oral arguments in February 2014, and a decision by that court could be issued at any time.  The Company will continue to vigorously defend its position in this case.

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

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2014 compared with December 31, 2013 and our results of operations for the three months and nine months ended September 30, 2014 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), including in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to realize the expected benefits of strategic transactions and/or acquisitions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in this MD&A, the “Risk Factors” contained in Part I, Item 1A of our 2013 Form 10-K, and as described from time to time in our future reports filed with the Securities and Exchange Commission.  You should not place undue reliance on forward-looking statements, that speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.  Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

Pharmacy Benefit Management (“PBM”) Services Agreement.  In June 2013, we entered into a 10-year pharmacy benefit management services agreement with Catamaran Corporation.  Under this agreement, we utilize their technology and service platforms, prescription drug procurement and inventory management capabilities, and order fulfillment services to lower costs and enhance our home-delivery pharmacy, retail network contracting and claims processing services.  In the second quarter of 2013, we recorded one-time transaction costs of $37 million pre-tax ($24 million after-tax) that were reported as a special item. This arrangement has produced a positive contribution to earnings in the first nine months of 2014 through improved clinical management, purchasing and administrative efficiencies. We expect this positive earnings trend to continue for the remainder of 2014.

Organizational Efficiency Plans.  We regularly evaluate ways to deliver our products and services more efficiently and at a lower cost.  During 2013 and 2012, we adopted specific plans to increase our organizational efficiency as follows:

•

2013 plan.  During the fourth quarter of 2013, we committed to a plan to increase our organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, we recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.  We expect most of the severance to be paid by the end of 2015.  We expect to realize annualized after-tax savings of approximately $45 million.  A substantial portion of these savings are being realized in 2014.

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

Health Care Industry Developments

Health Care Reform and the implementing regulations have resulted in broad changes that are meaningfully impacting the industry, including, but not limited to, relationships with customers and health care providers, the design of products and services, and pricing and delivery systems.  In 2013, the industry saw government-prescribed reductions to Medicare reimbursement rates (i.e., sequestration), ongoing payment reductions for Medicare Advantage plans by the Centers for Medicare and Medicaid Services (“CMS”) and changes in requirements associated with operational and performance metrics used to determine Medicare Advantage payments and benefits.  For 2014, there have been further changes resulting from Health Care Reform and the implementing regulations including the creation of public exchanges, the imposition of a non-deductible industry tax in addition to fees and assessments, and the imposition of minimum medical loss ratio requirements for Medicare Advantage and Medicare Part D plans.  Collectively, these changes have had a significant impact on our business and customers, requiring adjustments to our business model to mitigate the effects on our results of operations and cash flows.

Our 2013 Form 10-K provides a detailed description of Health Care Reform provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of September 30, 2014.

Item	Description
Medicare Advantage (“MA”) and Part D Program Impacts - Sequestration - MA Rates - Medical Loss Ratio (MA and Part D)

Sequestration:  As a result of sequestration, federal government reimbursement rates for MA and Part D were lowered by 2% beginning April 1, 2013. This program is expected to run through 2023.  While these rate reductions significantly impact our Government operating segment, their overall effect on consolidated net income and cash flows was immaterial in 2013 and is expected to continue to be immaterial.

MA Rates: The 2014 federal government reimbursement rates established by CMS in April 2013 became effective January 1, 2014 and included a variety of payment reductions to Medicare plans. Overall, these rates were reduced by approximately 6% compared with 2013.  Assuming a similar book of business to 2013, we would have expected this rate decrease  to lower full-year 2014 MA premiums by approximately $300 million.  Based on actual results for the nine months ended September 30, 2014, overall premium decreases related to the CMS rate reductions have been partially mitigated through changes in member risk scores, customer enrollment (in total, and by county), and increases in customer premiums. These rate reductions, together with the impact of the health insurance industry tax, have negatively impacted margins for the Government operating segment for the nine months ended September 30, 2014 and we expect that trend to continue for the remainder of 2014.

In April 2014, CMS published its notice of final federal government reimbursement rates for calendar year 2015.  Based on industry data, overall MA rates for 2015 are expected to be 2% lower than 2014 for MA carriers.  During the second quarter of 2014, we completed our submission of 2015 MA bids to CMS, reflecting these rates and adjusting our programs and services accordingly.  Assuming a similar book of business to 2014, we would expect a 2% rate decrease to lower full-year 2015 MA premiums by approximately $100 million.  Due to the timing of CMS approval of MA bids and the annual enrollment period, and the resulting impact on enrollment in total and by county, we cannot reliably estimate the impact of the 2015 rates on our revenues, results of operations, or cash flows in 2015 and beyond.

Medical Loss Ratio (“MLR”): Beginning in 2014, if our MLR for MA or Part D business is less than the required 85% minimum, we will be required to pay a rebate to CMS.  For full-year 2014, we currently do not expect to pay a material rebate for our MA and Part D plan offerings under these MLR requirements.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax:  See Note 2 to the Consolidated Financial Statements for additional information.  In September 2014 we paid $243 million for the full-year 2014 tax.  We recognized $182 million in operating expenses for the nine months ended September 30, 2014, with the remainder to be recorded in expense in the fourth quarter. Because this tax is not deductible for federal income tax purposes, our effective tax rate increased in 2014, both on a consolidated basis and for the Global Health Care segment. $139 million of the full-year tax relates to our commercial business and $104 million to our Medicare business.  For our commercial business, we have been recovering substantially all of the tax through rate increases. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates in 2014 have contributed to lower margins in the Government operating segment in 2014.  See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee:  This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014.  For our insured business, the amount of the fee is approximately $105 million in 2014 and is tax deductible. We recorded $78 million of the reinsurance fee for the nine months ended September 30, 2014.  We have been recovering substantially all of the 2014 fee through rate increases.  See the Global Health Care section of this MD&A.

Public Health Exchanges

Public Health Exchanges: For 2014, we offered individual coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee and Texas).  Beginning in 2015, in addition to those five states, we will offer coverage on exchanges in Maryland, Georgia and Missouri. See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Risk Mitigation Programs - Reinsurance - Risk Adjustment - Risk Corridor

Risk Mitigation Programs:  See Note 2 to the Consolidated Financial Statements for a description of each of these programs that commenced on January 1, 2014 along with our accounting policy.  We recorded recoveries of $68 million after-tax for the three months and $131 million after-tax for the nine months ended September 30, 2014 related to these programs.

Commercial MLR	Commercial MLR: The effect of the commercial MLR rebate accrual was not material to our results of operations or cash flows for the three months and nine months ended September 30, 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

FINANCIAL SUMMARY	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Premiums and fees	$7,793	$7,206	8%	$23,167	$21,692	7%
Net investment income	292	297	(2)	863	873	(1)
Mail order pharmacy revenues	583	471	24	1,625	1,333	22
Other revenues	66	65	2	201	139	45
Total realized investment gains	23	27	(15)	130	192	(32)
Total revenues	8,757	8,066	9	25,986	24,229	7
Benefits and expenses	7,939	7,267	9	23,414	22,589	4
Income before taxes	818	799	2	2,572	1,640	57
Income taxes	287	246	17	940	522	80
Net income	531	553	(4)	1,632	1,118	46
Less: net income (loss) attributable to noncontrolling interests	(3)	-	n/m	(3)	3	(200)
Shareholders’ net income	$534	$553	(3)%	$1,635	$1,115	47%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Shareholders’ net income	$534	$553	(3)%	$1,635	$1,115	47%
Less: realized investment gains, net of taxes	15	17	(12)	85	127	(33)
Segment earnings	519	536	(3)	1,550	988	57
Less: GMIB and special items (after-tax):
Results of GMIB business	-	-		-	25
Transaction costs associated with PBM services agreement	-	-		-	(24)
Charge related to reinsurance transaction (See Note 5 to the Consolidated Financial Statements)	-	-		-	(507)
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	-		-	(51)
Adjusted income from operations	$519	$536	(3)%	$1,550	$1,545	-%

Other Key Consolidated Financial Data
Global medical customers (excluding limited benefits, in thousands)				14,346	14,138	1%
Effective tax rate	35.1%	30.8%	430bps	36.5%	31.8%	470bps

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues. Components of the revenue increase for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 are discussed further below:

•                  Premiums and Fees.  The increases for the three months and nine months ended September 30, 2014, compared with the same periods in 2013, reflect premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These results are primarily attributable to rate increases to recover both medical cost trend, and new taxes and fees assessed under Health Care Reform.  Business growth in certain of our market segments and products, including stop loss and Medicaid, combined with strong persistency also contributed to the increase.  See the Segment Reporting section of this MD&A for further discussion.

•                  Net Investment Income.   For the three months and nine months ended September 30, 2014, net investment income decreased slightly compared with the same periods in 2013 due to lower yields, partially offset by asset growth.

•                  Mail Order Pharmacy Revenues.  The increases for the three months and nine months ended September 30, 2014, compared with the same periods in 2013, were largely driven by higher volume for specialty medications (injectibles) and price increases to recover pharmacy cost trend.

•                  Other Revenues. Other revenues were flat for the three months ended September 30, 2014, compared with the same period in 2013.  For the nine months ended September 30, 2014, the increase compared with the same period in 2013 largely results from the absence of losses (of $39 million) reported in the first quarter of 2013 related to the dynamic hedge program in our run-off reinsurance business.  This program was discontinued in February 2013.

•                Realized Investment Results. For the three months ended September 30, 2014, realized investment results decreased, compared with the same period in 2013, primarily due to slightly higher impairments for certain assets with lower valuations due to increasing market yields, partially offset by larger gains from sales of real estate joint ventures.  For the nine months ended September 30, 2014, realized investment results decreased, compared with the same period in 2013, primarily due to significantly lower gains on sales of fixed maturities that were partially offset by a gain on the sale of  an equity interest in 2014.  In the first quarter of 2013, we realized large gains on sales of fixed maturities primarily to fund the reinsurance transaction with Berkshire.  See Note 8 for additional information.

•                  Benefits and expenses.  For the three months ended September 30, 2014, benefits and expenses increased, compared with the same period in 2013, largely driven by higher medical costs, business growth and the effect of new taxes and fees assessed under Health Care Reform.  For the nine months ended September 30, 2014, benefits and expenses increased, compared with the same period in 2013, driven by the same factors as discussed for the three months, somewhat offset by the absence in 2014 of the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire ($781 million pre-tax).  See the Segment Reporting section of this MD&A for further discussion.

•                  Shareholders’ net income.   The slight decrease for the three months ended September 30, 2014, compared with the same period in 2013, primarily resulted from lower adjusted income from operations and lower realized investment gains as discussed above.  For the nine months ended September 30, 2014, the significant increase compared with the same period in 2013 is largely due to the absence in 2014 of the charges discussed above under “benefits and expenses” recorded in the first quarter of 2013.

•                  Adjusted income from operations.  For the three months ended September 30, 2014, adjusted income from operations decreased slightly compared with the same period in 2013.  This result was primarily due to lower earnings in the Group Disability and Life segment and the absence of favorable tax benefits reported in the third quarter of 2013, largely offset by higher earnings in the Global Supplemental Benefits segment.  For the nine months ended September 30, 2014, adjusted income from operations  increased slightly compared with the same period in 2013,  primarily reflecting earnings growth in the Global Supplemental Benefits segment, largely offset by the absence of favorable tax benefits reported in the third quarter of 2013.  See the Segment Reporting section of this MD&A for further discussion.

•                  Global medical customers (excluding limited benefits).  We exited the limited benefits business in 2014 due to Health Care Reform.  Excluding limited benefits customers, our medical customer base increased slightly in 2014, primarily driven by continued growth in the select, individual and Medicaid market segments, partially offset by a decline in the national accounts segment.

•                  Effective tax rates.  The increases for the three months and nine months ended September 30, 2014, compared with the same periods in 2013, were primarily driven by the non-deductible health insurance industry tax being assessed under Health Care Reform beginning in 2014.  In addition, in the third quarter of 2014 we recognized net tax benefits of $9 million for tax items reported in the Global Supplemental Benefits segment and Corporate.  The lower effective tax rates for the three months and nine months ended September 30, 2013 were largely attributable to the favorable tax benefits reported in the third quarter of 2013.  See Note 14 to the Consolidated Financial Statements for additional information.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2014	2013
Operating activities	$1,472	$107
Investing activities	$(1,405)	$740
Financing activities	$(1,224)	$(771)

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

Operating activities

Cash flows from operating activities increased substantially for the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to the absence of the 2013 payments totaling $2.2 billion to Berkshire in connection with the February 4, 2013 reinsurance transaction.   Excluding payments made in connection with the Berkshire transaction, cash flows from operating activities for the nine months ended September 30, 2014 decreased by $0.8 billion, compared with the same period in 2013.  This decrease was driven by higher income tax payments in 2014 mainly due to the absence of tax benefits realized in 2013 in connection with the Berkshire transaction, as well as the timing of collections for pharmacy considerations and government reimbursements.

Investing activities

Cash flows from investing activities decreased by $2.1 billion for the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to higher net purchases of fixed maturities and the absence of proceeds from investment sales used in 2013 to fund the Berkshire transaction.

Financing activities

Cash used in financing activities increased for the nine months ended September 30, 2014 compared with the same period in 2013, primarily reflecting $0.4 billion in higher repurchases of common stock.

We maintain a share repurchase program, authorized by the Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement.  We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by use of a Rule 10b5-1 trading plan.  Through October 30, 2014, we repurchased 16.3 million shares for $1.4 billion.  The remaining share repurchase authority as of October 30, 2014 was $411 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013

Interest expense	$64	$68	$196	$203

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

At September 30, 2014, there was approximately $425 million in cash and short-term investments available at the parent company level.   For the remainder of 2014, the parent company has combined cash obligations of approximately $165 million for interest payments and commercial paper maturities.  The parent company expects, based on its current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet its obligations.

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

In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its principal insurance subsidiaries without state approval.  As of September 30, 2014, our insurance subsidiaries had $61 million of net intercompany loans from the parent company.

In addition, we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of September 30, 2014, we had $1.5 billion of borrowing capacity under the credit agreement, reflecting $23 million of letters of credit outstanding from the credit facility. Within the maximum debt leverage covenant in the line of credit agreement, we have an additional $6.5 billion of borrowing capacity in addition to the $5.1 billion of debt outstanding.

We maintain a capital management strategy to indefinitely reinvest the earnings of certain of our foreign operations overseas.  Indefinitely reinvested earnings are generally deployed in these countries, and other foreign jurisdictions in support of the liquidity and capital needs of our foreign operations, where possible.  As of September 30, 2014, indefinitely reinvested earnings were approximately $1.3 billion.  If repatriated, approximately $210 million of cash and cash equivalents held in these countries would be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration high quality securities.

Our pension liability will be remeasured as of December 31, 2014 using updated valuation assumptions.  Given the year-to-date decline in discount rates of approximately 50 basis points through September 30, 2014, and the potential for changes to our mortality assumptions based on a revised pension plan mortality table the Society of Actuaries issued in the fourth quarter of 2014, it is likely that our pension liability will increase at December 31, 2014.  We cannot currently estimate the amount of any increase because, in addition to any mortality assumption changes, it will be influenced by asset performance and the movement of discount rates during the fourth quarter of 2014.

Because different discount rates are used for pension funding purposes and because the IRS will not adopt new mortality tables until 2016 at the earliest, this potential increase in the pension liability would not change the amount of required contributions to the pension plan in 2015.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

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

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2013 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  As of September 30, 2014, there are no significant changes to the critical accounting estimates from what was reported in our 2013 Form  10-K.

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

Shareholders’ net income	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Segment earnings (loss)
Global Health Care	$434	$424	2%	$1,275	$1,230	4%
Global Supplemental Benefits	83	39	113	197	143	38
Group Disability and Life	55	92	(40)	232	194	20
Other Operations	19	35	(46)	49	(412)	112
Corporate	(72)	(54)	(33)	(203)	(167)	(22)
Segment earnings	519	536	(3)	1,550	988	57
Realized investment gains, net of taxes	15	17	(12)	85	127	(33)
Shareholders’ net income	$534	$553	(3)%	$1,635	$1,115	47%

Adjusted Income (Loss) From Operations	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Global Health Care	$434	$424	2%	$1,275	$1,254	2%
Global Supplemental Benefits	83	39	113	197	143	38
Group Disability and Life	55	92	(40)	232	245	(5)
Other Operations	19	35	(46)	49	70	(30)
Corporate	(72)	(54)	(33)	(203)	(167)	(22)
Total	$519	$536	(3)%	$1,550	$1,545	-%

Global Health Care Segment

We measure the operating effectiveness of the Global Health Care segment using the following key metrics:

•                  segment earnings and adjusted income from operations;

•                  customer growth;

•                  sales of specialty products;

•                  operating expense as a percentage of segment revenues (operating expense ratio); and

•                  medical expense as a percentage of premiums (medical care ratio) in the guaranteed cost and Medicare businesses.

Results of Operations

FINANCIAL SUMMARY	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$6,109	$5,699	7%		$18,222	$17,210	6%
Net investment income	87	86	1		244	243	-
Mail order pharmacy revenues	583	471	24		1,625	1,333	22
Other revenues	65	60	8		182	155	17
Segment revenues	6,844	6,316	8		20,273	18,941	7
Mail order pharmacy costs	499	390	28		1,382	1,096	26
Benefits and other expenses	5,654	5,288	7		16,814	15,955	5
Benefits and expenses	6,153	5,678	8		18,196	17,051	7
Income before taxes	691	638	8		2,077	1,890	10
Income taxes	258	214	21		804	660	22
(Loss) attributable to noncontrolling interests	(1)	-	n/m		(2)	-	n/m
Segment earnings	434	424	2		1,275	1,230	4
Less: special items (after-tax) included in segment earnings:
Transaction costs associated with PBM services agreement	-	-	-		-	(24)	100
Adjusted income from operations	$434	$424	2%		$1,275	$1,254	2%
Realized investment gains, net of taxes	$11	$14	(21)%		$40	$65	(38)%
Effective tax rate	37.3%	33.5%	380	bps	38.7%	34.9%	380	bps

Segment earnings and adjusted income from operations increased for the three months ended September 30, 2014 compared with the same period in 2013, primarily driven by increased specialty contributions, including strong pharmacy results, partially offset by lower earnings in our government segment due to lower federal government reimbursement rates, and the taxes and fees mandated by Health Care Reform.  The unfavorable impact of our exit from the limited benefits business also partially offset the increased specialty contributions.

Excluding transaction costs incurred in the second quarter of 2013 related to the PBM services agreement that were reported as a special item, segment earnings and adjusted income from operations increased for the nine months ended September 30, 2014.  The increase was primarily driven by the same factors as discussed for the three months above.  In addition, higher operating expenses reflecting investment spending to enhance our capabilities and a higher medical care ratio in the U.S. individual business (after considering recoveries from the government risk mitigation programs) partially offset the increased specialty contributions.

Revenues

The table below shows premiums and fees for the Global Health Care segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Medical:
Guaranteed cost	$1,189	$1,123	$3,422	$3,338
Experience-rated	567	570	1,742	1,710
Stop loss	592	479	1,708	1,410
International health care	461	433	1,371	1,315
Dental	327	285	927	850
Medicare	1,392	1,404	4,263	4,255
Medicaid	142	81	316	235
Medicare Part D	304	302	1,097	1,089
Other	203	185	603	549
Total premiums	5,177	4,862	15,449	14,751
Fees	932	837	2,773	2,459
Total premiums and fees	$6,109	$5,699	$18,222	$17,210

Premiums and fees. The increases for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 were primarily driven by rate increases on most products in the Commercial segment to recover underlying medical cost trends and taxes and fees mandated by Health Care Reform.  In addition, premiums and fees reflect increased specialty contributions and growth in Medicaid and stop loss customers, partially offset by a decline in commercial risk customers including a shift from our insured to self-insured products and our exit from the limited benefits business.

Mail order pharmacy revenue.  The increases for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 primarily reflect higher volume for specialty medications (injectibles), as well as price increases in line with pharmacy cost trend.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Medical claims expense	$4,153	$3,913	$12,403	$11,864
Mail order pharmacy costs	499	390	1,382	1,096
Operating expenses (excluding special items)	1,501	1,375	4,411	4,054
Special item	-	-	-	37
Total benefits and expenses	$6,153	$5,678	$18,196	$17,051

	Three Months Ended September 30,		Nine Months Ended September 30,
Selected ratios	2014	2013	2014	2013
US Commercial Guaranteed Cost medical care ratio (1)	80.8%	82.9%	80.1%	79.8%
Medicare Advantage medical care ratio (2)	84.3%	85.5%	83.9%	84.2%
Medicare Part D medical care ratio (2)	82.8%	69.9%	90.6%	88.2%
Operating expense ratio (including special items)	21.9%	21.8%	21.8%	21.6%
Operating expense ratio (excluding special items)	21.9%	21.8%	21.8%	21.4%

(1) Excludes Cigna’s international health care business and stop loss products associated with experience-rated and service customers. Includes rebates determined in accordance with Health Care Reform, as well as the effect of the government risk mitigation programs effective January 1, 2014.

(2) Includes rebates determined in accordance with Health Care Reform, effective January 1, 2014.

Medical claims expense.   The increases for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 reflect medical cost inflation and higher utilization of medical services in the U.S. individual business.  These effects were partially offset by lower commercial risk group membership and the exit from the limited benefits business.

The U.S. commercial guaranteed cost medical care ratio decreased for the three months ended September 30, 2014, compared with the same period in 2013, primarily due to rate increases to cover new taxes and fees mandated by Health Care Reform and favorable prior period reserve development in the U.S. individual business, partially offset by the exit from the limited benefits business. The guaranteed cost medical care ratio increased slightly for the nine months ended September 30, 2014, compared with the same period in 2013, mostly due to a higher medical care ratio in the U.S. individual business and the exit from the limited benefits business, partially offset by rate increases to cover new taxes and fees mandated by Health Care Reform.

The Medicare Part D medical care ratio increased for the three months ended September 30, 2014, compared with the same period in 2013, primarily due to higher pharmacy expenses driven by higher unit costs including Hepatitis C-related costs.

Operating expenses.  Operating expenses increased 9% for the three months and nine months ended September 30, 2014 compared with the same periods in 2013.  Excluding the 2013 special item and the taxes and fees mandated by Health Care Reform that became effective in 2014, operating expenses increased 3% for the three months and 2% for the nine months ended September 30, 2014 compared with the same periods in 2013.  These increases primarily reflect increased volume-related expenses and higher spending to enhance our capabilities, partially offset by cost efficiencies.

The operating expense ratios, both including and excluding special items, increased slightly for the three months and nine months ended September 30, 2014, compared with the same periods in 2013.  Excluding the new taxes and fees mandated by Health Care Reform that became effective in 2014, the operating expense ratios decreased for the three months and nine months ended September 30, 2014 compared with the same periods in 2013, reflecting cost efficiencies and higher revenue, partially offset by higher spending to enhance our capabilities.

Effective Tax Rates.  The increases in the segment’s effective tax rates for the three months and nine months ended September 30, 2014 compared to the same periods in 2013 were attributable to the 2014 health insurance industry tax that is not tax deductible, and, to a lesser extent, the absence of tax benefits related to certain of the segment’s foreign operations in the third quarter of 2013.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable is higher at September 30, 2014 compared to December 31, 2013, primarily reflecting higher stop loss reserves.  (See Note 4 to the Consolidated Financial Statements for additional information).

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

As of September 30, 2014, estimated total medical customers were as follows:

(In thousands)	2014	2013
Commercial Risk:
U.S. Guaranteed cost (1)	929	957
U.S. Experience-rated	836	789
International health care - risk	760	773
Total commercial risk(1)	2,525	2,519
Medicare	456	463
Medicaid	58	25
Total government	514	488
Total risk (1)	3,039	3,007
Service, including international health care	11,307	11,131
Total medical customers (excluding limited benefits)	14,346	14,138
Limited benefits	-	162
Total medical customers	14,346	14,300

(1) 2013 excludes limited benefits customers.

In connection with Health Care Reform, we exited the limited benefits business effective December 31, 2013.   Excluding this impact, our medical customer base as of September 30, 2014 was higher than the same period in 2013, primarily driven by continued growth in the select, individual, and government market segments, partially offset by a decline in the national market segment.

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

Throughout this discussion, prior period currency adjusted segment earnings, adjusted income from operations, revenues, and benefits and expenses are calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies decreases segment earnings and adjusted income from operations, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,				September 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$743	$634	17%		$2,145	$1,851	16%
Net investment income	28	25	12		82	75	9
Other revenues	4	4	-		21	21	-
Segment revenues	775	663	17		2,248	1,947	15
Benefits and expenses	698	612	14		2,021	1,753	15
Income before taxes	77	51	51		227	194	17
Income taxes (benefits)	(4)	12	(133)		31	48	(35)
Income (loss) attributable to noncontrolling interests	(2)	-	n/m		(1)	3	(133)
Segment earnings	83	39	113		197	143	38
Adjusted income from operations	$83	$39	113%		$197	$143	38%
Segment earnings and adjusted income from operations, using actual 2014 currency exchange rates	$83	$42	98%		$197	$150	31%
Realized investment gains (losses), net of taxes	$-	$(1)	100%		$-	$5	(100)%
Effective tax rate	-5.2%	23.5%	n/m	bps	13.7%	24.7%	n/m	bps

The increase in segment earnings for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 was primarily driven by favorable tax-related items of $21 million (see effective tax rate discussion below), a lower acquisition cost ratio and business growth, partially offset by a higher loss ratio driven by a business mix shift.

Revenues

Premiums and fees increased for the three months and nine months ended September 30, 2014.  Applying actual 2014 currency exchange rates to 2013 results, premiums and fees increased by 13% for the three months and the nine months ended September 30, 2014, compared with the same periods in 2013.  These increases were primarily attributable to new sales, particularly in South Korea and the U.S. reflecting both customer growth and sales of higher premium products.

Net investment income increased for the three months and nine months ended September 30, 2014 compared with the same periods last year, primarily due to asset growth, particularly in South Korea.

Benefits and Expenses

Benefits and expenses increased for the three months and nine months ended September 30, 2014.  Applying actual 2014 currency exchange rates to 2013 results, benefits and expenses increased by 10% for the three months and 13% for the nine months ended September 30, 2014, compared with the same periods in 2013.  The increase primarily reflects business growth and higher claims, primarily in South Korea and the U.S.

Loss ratios increased for the three months and nine months ended September 30, 2014 compared with the same periods in 2013, primarily reflecting a shift in business mix toward products with higher loss ratios.

Acquisition cost ratios decreased for the three months and nine months ended September 30, 2014 compared with the same periods in 2013, reflecting a shift toward higher premium products and more disciplined spending.  Policy acquisition expenses decreased for the three months ended September 30, 2014, compared with the same period in 2013, reflecting lower solicitation spending in the third quarter, primarily in South Korea and Turkey.  Policy acquisition expenses increased for the nine months ended September 30, 2014 compared with the same period in 2013, reflecting higher solicitation spending in the first half of 2014, primarily in South Korea, the U.K. and the U.S.

Expense ratios increased slightly for the three months and nine months ended September 30, 2014 compared to the same periods last year, reflecting strategic investments, largely offset by efficiencies.

Effective tax rates.  Effective tax rates decreased for the three months and nine months ended September 30, 2014 compared with the same periods in 2013, reflecting favorable tax related items reported in the third quarter, primarily the favorable effect of expanding our capital management strategy.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 52% of the segment’s revenues and 70% of the segment’s earnings for the nine months ended September 30, 2014.  Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment’s results and our consolidated financial results.  In South Korea and certain other geographic markets, we continue to innovate and broaden our product distribution capabilities to support business growth and mitigate potential adverse effects of increased data privacy requirements and other risks to telemarketing distribution.  For the nine months ended September 30, 2014, our Global Supplemental Benefits segment operations in South Korea represented 5%  of our total consolidated revenues and 8%  of shareholders’ net income.

Group Disability and Life Segment

Key factors affecting segment earnings and adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefits expense as a percentage of earned premiums (loss ratio); and

•                  other operating expense as a percentage of earned premiums and fees (expense ratio).

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,				September 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$909	$848	7%		$2,715	$2,552	6%
Net investment income	80	82	(2)		246	238	3
Other revenues	1	-	n/m		1	1	-
Segment revenues	990	930	6		2,962	2,791	6
Benefits and expenses	910	801	14		2,626	2,523	4
Income before income taxes	80	129	(38)		336	268	25
Income taxes	25	37	(32)		104	74	41
Segment earnings	55	92	(40)		232	194	20
Less special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 16 to the Consolidated Financial Statements)	-	-	-		-	(51)	100
Adjusted income from operations	$55	$92	(40)%		$232	$245	(5)%
Realized investment gains, net of taxes	$2	$6	(67)%		$15	$36	(58)%
Effective tax rate	31.3%	28.7%	260	bps	31.0%	27.6%	340	bps

For the three months ended September 30, 2014, segment earnings and adjusted income from operations decreased compared with the same period in 2013 due to less favorable impacts of reserve reviews and higher life and disability claim costs, including the effect of discount rates. Results for the three months ended September 30, 2014 included the favorable after-tax effect of reserve reviews of $8 million as compared to $26 million in the same period in 2013.

For the nine months ended September 30, 2014, segment earnings increased compared with the same period in 2013 due primarily to the absence of the $51 million after-tax charge related to a disability claims regulatory matter.  For the same period, the decrease in adjusted income from operations was primarily driven by higher long-term disability claim costs and less favorable impacts of reserve reviews, partially offset by favorable life results. Long-term disability claim costs were lower in the prior period in part due to the $20 million favorable after-tax effect of a higher discount rate on claims incurred in 2013, resulting from the reallocation of higher yielding assets to the disability and life portfolio that had previously supported liabilities in the run-off reinsurance business.  The favorable after-tax effects of reserve reviews were $45 million for the nine months ended September 30, 2014 and $55 million for the same period in 2013.

Revenues

Premiums and fees increased for the three months and nine months ended September 30, 2014 compared with the same periods in 2013 reflecting disability and life sales growth and continued strong persistency.

Net investment income decreased for the three months ended September 30, 2014 compared with the same period in 2013 driven by lower yields, partially offset by higher invested assets. Net investment income increased for the nine months ended September 30, 2014 compared with the same period in 2013 due to higher invested assets, partially offset by lower yields.

Benefits and Expenses

Benefits and expenses increased for the three months ended September 30, 2014 compared with the same period in 2013 due primarily to business growth, the less favorable impact of reserve reviews and higher disability and life claim costs.  The increased disability claim costs include the effects of lower discount rates compared with the prior year.  Benefits and expenses for the three months ended September 30, 2014 included favorable before-tax impacts from reserve reviews of $13 million, compared with $36 million for the same period in 2013.

Benefits and expenses increased for the nine months ended September 30, 2014 compared with the same period in 2013 due primarily to business growth, less favorable impacts of reserve reviews and unfavorable disability results, partially offset by the absence of the $77 million before-tax charge for the disability claims regulatory matter and favorable life results. Less favorable disability results reflect both lower discount rates and lower case resolutions in 2014.  Benefits and expenses for the nine months ended September 30, 2014 included the before-tax favorable impact of reserve reviews of $65 million compared with $78 million for the same period in 2013.  Benefits and expenses for the nine months ended September 30, 2013 also included $28 million in before-tax favorable effects from higher discount rates for 2013 incurred claims, mainly driven by the reallocation of higher yielding assets to the disability and life portfolio that had previously supported liabilities in the run-off reinsurance business.

Effective Tax Rates

Group Disability and Life’s effective tax rate increased for the nine months ended September 30, 2014 compared with the same period in 2013 primarily as a result of a decline in the proportion of the segment’s income that was attributable to tax-exempt interest.

Other Operations

As discussed at the beginning of the segment reporting section of this MD&A, in the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations.  Prior year information has been conformed to the current year presentation.

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,				September 30,
(In millions)	2014	2013	% Change		2014	2013	% Change
Premiums and fees	$32	$25	28%		$85	$79	8%
Net investment income	95	98	(3)		290	308	(6)
Other revenues	3	4	(25)		10	(27)	n/m
Segment revenues	130	127	2		385	360	7
Benefits and expenses	103	96	7		314	1,019	(69)
Income (loss) before taxes	27	31	(13)		71	(659)	n/m
Income taxes (benefits)	8	(4)	n/m		22	(247)	n/m
Segment earnings (loss)	19	35	(46)		49	(412)	n/m
Less: results of GMIB business					-	25
Charge related to reinsurance transaction					-	(507)
Adjusted income from operations	$19	$35	(46)%		$49	$70	(30)%
Realized investment gains (losses), net of taxes	$1	$(2)	n/m	%	$9	$21	(57)%
Effective tax rate	29.6%	-12.9%	n/m	bps	31.0%	37.5%	n/m	bps

Segment earnings and adjusted income from operations decreased for the three months ended September 30, 2014 compared with the same period in 2013, primarily reflecting the absence of the $14 million favorable impact of the 2009-2010 IRS examinations completed during the third quarter of 2013.

Segment earnings improved significantly for the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to the absence of the $507 million after-tax charge associated with the 2013 Berkshire reinsurance transaction, partially offset by the absence of GMIB gains of $25 million after-tax in 2013. See Note 5 to the Consolidated Financial Statements for additional information.

Adjusted income from operations decreased for the nine months ended September 30, 2014 compared with the same period last year, primarily reflecting the absence of the $14 million favorable impact of the 2009-2010 IRS examinations completed during the third quarter of 2013 and higher COLI claims experience.

Revenues

Premiums and fees.  Premiums and fees reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums and fees increased for the time periods presented and primarily reflect strong persistency as well as the impact of higher mortality in 2014 on experience-rated business.

Net investment income.  Net investment income decreased for the three months ended September 30, 2014 compared with the same period in 2013, primarily due to lower average assets. For the nine months ended September 30, 2014, the decline primarily reflected the selling or reallocating of investment assets as a result of the reinsurance transaction with Berkshire.

Other revenues.   Other revenues were flat for the three months ended September 30, 2014 compared with the same period in 2013.  For the nine months ended September 30, 2013, other revenues included losses of $39 million associated with a dynamic hedge program for the run-off reinsurance business that was discontinued in 2013 with the effective exit from the GMDB and GMIB businesses.  Excluding this hedge activity, other revenues were slightly lower for the nine months ended September 30, 2014, compared with the same period in 2013 due to lower deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

Benefits and expenses

Benefits and expenses increased for the three months ended September 30, 2014 compared with the same period in 2013, primarily due to higher claims experience in the COLI business offset by lower operating expenses.  Benefits and expenses decreased for the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to the absence of GMDB and GMIB activity of $709 million resulting largely from the Berkshire transaction in 2013, partially offset by higher claims experience in the COLI business.

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

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2014	2013	% Change	2014	2013	% Change
Segment loss	$(72)	$(54)	(33)%	$(203)	$(167)	(22)%
Adjusted loss from operations	$(72)	$(54)	(33)%	$(203)	$(167)	(22)%
Realized investment gains, net of taxes	$1	$-	n/m %	$21	$-	n/m %

Corporate’s segment loss increased for the three and nine months ended September 30, 2014 primarily due to an increase in taxes related to certain employee stock compensation costs that are not deductible for income tax purposes under Health Care Reform.

INVESTMENT ASSETS

The following table presents our invested asset portfolio as of September 30, 2014 and December 31, 2013.  Overall invested assets have increased during 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  These investments do not include separate account assets.

(In millions)	September 30, 2014	December 31, 2013
Fixed maturities	$18,797	$16,486
Equity securities	190	141
Commercial mortgage loans	2,058	2,252
Policy loans	1,436	1,485
Real estate	62	97
Other long-term investments	1,365	1,273
Short-term investments	153	631
Total	$24,061	$22,365

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

The following table reflects our fixed maturity portfolio by type of issuer as of September 30, 2014 and December 31, 2013:

(In millions)	September 30, 2014	December 31, 2013
Federal government and agency	$1,242	$880
State and local government	1,948	2,144
Foreign government	1,857	1,444
Corporate	12,949	10,981
Federal agency mortgage-backed	12	76
Other mortgage-backed	74	77
Other asset-backed	715	884
Total	$18,797	$16,486

The fixed maturity portfolio increased approximately $2.3 billion during the nine months ended September 30, 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $36 million in aggregate as of September 30, 2014.  See Note 8 to the Consolidated Financial Statements for further information.

As of September 30, 2014, $17.0 billion, or 90%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.8 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2013.

Corporate fixed maturities include private placement investments of $5.0 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At September 30, 2014, corporate fixed maturities include $361 million of investments in companies that are domiciled or have significant business interests in European countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).  These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 2% invested in financial institutions.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of September 30, 2014.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $249 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns.

Our investments in state and local government securities are diversified by issuer and geography with no single exposure greater than $28 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.  As of September 30, 2014, 98% of our investments in these securities were rated A3 or better excluding guarantees by monoline bond insurers, consistent with the prior year.

As of September 30, 2014, we had no direct investments in monoline bond insurers.  Guarantees provided by various monoline bond insurers for certain investments in state and local governments and other asset-backed securities totaled $1.6 billion as of September 30, 2014.  More detailed information about guarantees provided by monoline bond insurers is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Form 10-K.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2014.  This review included an analysis of each property’s year-end 2013 financial statements, rent rolls, operating plans and budgets for 2014, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio’s average loan-to-value ratio improved to 62% at September 30, 2014 from 64% at December 31, 2013, reflecting a modest increase in values for high quality commercial real estate.  The portfolio’s average debt service coverage ratio also improved, increasing to 1.66 at September 30, 2014 from 1.62 at December 31, 2013.

Commercial real estate capital markets remain most active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  While commercial real estate fundamentals continued to improve, the improvement has varied across geographies and property types.

The commercial mortgage loan portfolio consists of approximately 110 loans, including six impaired loans with a carrying value totaling $166 million that are classified as problem or potential problem loans.  Three of these loans totaling $86 million, net of $4 million in reserves, are current based on restructured terms and three loans totaling $80 million, net of $8 million in reserves, are current.  All of the remaining loans continue to perform under their contractual terms.  We have $198 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Our other long-term investments include $1.2 billion in security partnership and real estate funds, as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 100 separate partnerships, and approximately 60 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 6% of our securities and real estate partnership portfolio.

Although the total fair values of these investments exceeded their carrying values as of September 30, 2014, the fair value of our ownership interest in certain funds that are carried at cost was less than carrying value by $17 million.  We expect to recover their carrying value over the average remaining life of these investments of approximately 5 years.  Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on our results of operations, financial condition or liquidity.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2014 or 2013.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2014			December 31, 2013
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$-	$-	$-	$2	$(2)	$-
Problem commercial mortgage loans (1)	90	(4)	86	41	(3)	38
Foreclosed real estate	24	-	24	29	-	29
Total problem investments	$114	$(4)	$110	$72	$(5)	$67
Potential problem bonds	$22	$(9)	$13	$30	$(9)	$21
Potential problem commercial mortgage loans	130	(8)	122	135	(8)	127
Total potential problem investments	$152	$(17)	$135	$165	$(17)	$148

(1) Other long-term investments included  $7 million at December 31, 2013 of restructured loans that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at September 30, 2014, increased by $30 million from December 31, 2013, primarily due to the addition of one commercial mortgage loan to problem investments.

Included in after-tax realized investment gains (losses) were asset write-downs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Credit-related (1)	$(1)	$-	$(11)	$(5)
Other	(5)	(2)	(6)	(7)
Total	$(6)	$(2)	$(17)	$(12)

(1) Credit-related losses include other-than-temporary declines in fair value of equity securities and changes in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Investment Outlook

Although financial markets in the United States continued to stabilize during the first half of 2014, they have more recently been impacted by continuing global uncertainty.  Fixed income asset values have appreciated modestly since the beginning of the year.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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

The loss in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments increased from approximately $585 million at December 31, 2013 to approximately $850 million at September 30, 2014.  The increased interest rate sensitivity results primarily from increased asset purchases, as well as valuation increases resulting from lower market yields of fixed maturities during the nine months ended September 30, 2014.  In addition, the interest rate sensitivity of our long-term debt decreased resulting from interest rate swap contracts used to convert a portion of the interest rate exposure on our long-term debt from fixed rates to variable rates.

Our foreign operations hold investment assets that are generally invested in the currency of the related liabilities.  Due to an increase in the amount of these investments during the nine months ended September 30, 2014 that are primarily denominated in the South Korean won, the loss in fair value of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies increased from approximately $285 million at December 31, 2013 to approximately $320 million at September 30, 2014.

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

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2014:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2014	1,001,372	$ 92.97	998,228	$ 661,597,725
August 1-31, 2014	1,159,233	$ 91.05	1,156,907	$ 556,255,558
September 1-30, 2014	1,132	$ 94.60	-	$ 556,255,558
Total	2,161,737	$ 91.94	2,155,135	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company’s equity compensation plans.  Employees tendered 3,144 shares in July, 2,326 shares in August and 1,132 shares in September 2014.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $556 million as of September 30, 2014.  Remaining authorization under the program was approximately $411 million as of October 30, 2014.

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

Cigna Corporation

Date:	October 30, 2014
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1*	Agreement with Herbert A. Fritch dated September 15, 2014	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed September 19, 2014 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

* Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1