Form 10-K
period 2014-12-31
CIGNA CORP
filed 2015-02-26
CIK 701221

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $24.3 billion.

As of January 31, 2015, 258,442,718 shares of the registrant's Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2015 annual meeting of shareholders.

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

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions or realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in Part I, Item 1A — Risk Factors and Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I
ITEM 1. Business

PART I

ITEM 1. Business

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's strategy is to "Go Deep", "Go Global" and "Go Individual" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. We:

•
GO DEEP by targeting key segments and geographies;

•
GO GLOBAL with solutions that leverage our capabilities in a borderless environment; and

•
GO INDIVIDUAL to better understand and satisfy the holistic needs of each person we serve.

In an increasingly retail oriented marketplace, we deliver affordable and personalized products and services to customers through employer-based, government-sponsored and individual coverage arrangements. We increasingly collaborate with health care providers to transition from volume-based fee for service arrangements toward a more value-based system designed to increase quality of care, lower costs and improve health outcomes. We operate a customer-centric organization enabled by keen insights regarding customer needs, localized decision-making and talented professionals committed to bringing our "Together All the Way" brand promise to life.

As of December 31, 2014, our consolidated shareholders' equity was $10.8 billion, assets were $55.9 billion and we reported revenues of $34.9 billion for 2014. Our revenues are derived principally from premiums on insured products, fees from self-insured products and services, mail-order pharmacy sales and investment income.

As explained in Note 22 to the Consolidated Financial Statements, effective with the first quarter of 2014, we began combining the results of our run-off reinsurance business with other immaterial operating segments in Other Operations for segment reporting purposes. Prior year segment information has been conformed to the current year presentation.

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
		Government
		• Offers Medicare Advantage, Medicare Part D and Medicaid plans.

Global Supplemental Benefits	9%	Offers supplemental health, life and accident insurance products in selected international markets and the U.S.

Group Disability and Life	11%	Provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

CIGNA CORPORATION - 2014 Form 10-K 1

Back to Contents

PART I
ITEM 1. Business

We present the remainder of our segment results in Other Operations, consisting of the corporate-owned life insurance business ("COLI"), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

Key Transactions

Over the past three years, we have entered into a number of transactions that are helping us to achieve our strategic goals by: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high growth markets with particular focus on individuals. Specifically:

•
In June 2013, we entered into a ten-year pharmacy benefit management services agreement with Catamaran Corporation ("Catamaran"). Under this agreement, we utilize Catamaran's technology and service platforms, retail network contracting and claims processing services.

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

•
We acquired Great American Supplemental Benefits to both strengthen our capabilities in the individual market and facilitate our expansion into the Medicare supplement business.

•
We entered into a joint venture with Finansbank to expand our global footprint in Turkey.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to throughout this Form 10-K as "Health Care Reform" or "PPACA") continues to have a significant impact on our business operations. The effects of Health Care Reform are discussed throughout this Form 10-K where appropriate, including in the Global Health Care business description, Regulation, Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Notes to the Consolidated Financial Statements.

Other Information

The financial information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("Form 10-K") is in conformity with accounting principles generally accepted in the United States of America ("GAAP"), unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2014 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally, based on publicly available information, unless otherwise noted.

Cigna Corporation was incorporated in Delaware in 1981. Our annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on our website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the "SEC"). We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 117 of this Form 10-K for additional available information.

Global Health Care

The Global Health Care segment constitutes approximately 80% of our revenues and aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment. We seek to differentiate ourselves through deep customer insights, resulting in personalized solutions and service, and high quality physician partnerships to optimize quality and affordability of care for our customers and clients. We expect to accomplish these goals, in part, by targeting selected geographies and market segments and by accelerating our engagement with employers and individuals. The health care delivery system is moving away from a volume-based reimbursement system to a value orientation. We are actively driving this "volume-to-value" transition through our continued partnership with preferred health care professionals and our internal investment in people, process and technology.

2 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Our Commercial operating segment encompasses both our U.S. commercial and certain international health care businesses serving employers and their employees, including globally mobile individuals, and other groups (e.g., governmental and non-governmental organizations, unions and associations). In addition, our U.S. commercial health care business also serves individuals through our product offerings both on and off the public health insurance exchanges. Through this segment, we offer our insured and self-insured customers medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services that may be integrated as part of a comprehensive global health care benefit program. Our Government operating segment offers Medicare Advantage, Medicare Part D and Medicaid plans.

Principal Products and Services

Commercial Medical Health Plans – U.S. and International

The Commercial operating segment, either directly or through its partners, offers some or all of its products in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. We offer a variety of medical plans including:

•
Managed Care Plans including Network, Network Open Access and Open Access Plus.  We offer a product line of Health Maintenance Organization ("HMO") and indemnity managed care benefit plans that use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers and provide the option to select a primary care physician. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line. Generally, customers may use non-participating health care professionals, but the customers' cost-sharing obligation is usually greater for out-of-network care.

•
PPO Plans.  Our PPO product line features a network with broader provider access than the Managed Care Plans. The preferred provider product line may be at a higher medical cost than our Managed Care Plans.

•
Choice Fund® Suite of Consumer-Driven Products.  Our medical plans are often integrated with the Cigna Choice Fund suite of products, including Health Reimbursement Accounts ("HRA"), Health Savings Accounts ("HSA") and Flexible Spending Accounts ("FSA") that are designed to encourage customers to play an active role in understanding and managing their health and associated expenses. Customers can use these accounts to finance eligible health care expenses and other approved services. In most cases, these products are combined with a high deductible medical plan. We continue to experience strong growth in these products and they represent a rapidly growing percentage of our overall medical customer base.

Approximately 90% of our commercial medical customers are in funding arrangements where lower medical costs directly benefit our corporate clients and employees who share in the cost of their coverage. The funding arrangements available for our commercial medical and dental health plans are as follows:

Funding Arrangement	% of Commercial Medical Customers	Description

Administrative Services Only ("ASO" or "self-insured")	82%

•

ASO plan sponsors are responsible for self-funding all claims, but may purchase stop loss insurance to limit exposure for claims in excess of a predetermined amount.

•

We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health; disease management; utilization management; cost containment; dental; and pharmacy benefit management.

•

In some cases, we provide performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics.

Insured – Experience Rated	6%

•

Premium charged during the policy period ("initial premium") may be adjusted following the policy period for actual claim, and in some cases, administrative cost experience of the policyholder.

•

When claims and expenses are less than the initial premium charged (an "experience surplus"), the policyholder may be retrospectively credited for a portion of this premium.

•

However, if claims and expenses exceed the initial premium (an "experience deficit"), we generally bear the risk. In certain cases, experience deficits may be recovered through future year experience surpluses if the policyholder renews.

Insured – Guaranteed Cost	12%

•

We establish the cost to the policyholder at the beginning of a policy period and generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal.

•

Employers and other groups with guaranteed cost policies are generally smaller than those with experience-rated group policies; accordingly, our claim and expense assumptions may be based in whole or in part on prior experience of the policyholder or on a pool of policyholders, depending on the policyholder's size and the statistical credibility of their experience.

•

HMO and individual plans (medical and dental) are offered on a guaranteed cost basis only.

CIGNA CORPORATION - 2014 Form 10-K 3

Back to Contents

PART I
ITEM 1. Business

We offer stop loss insurance coverage for ASO plans that provides reimbursement for claims in excess of a predetermined amount for individuals ("specific"), the entire group ("aggregate"), or both. Our experience rated group medical insurance policies include funding options similar to stop loss coverage.

In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review for reasonableness. In addition, Health Care Reform subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS") and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. In our individual business, premiums may also be adjusted as a result of the government risk mitigation programs. The MLR represents the percentage of premiums used to pay medical claims and expenses for activities that improve the quality of care. See the "Regulation" section of this Form 10-K for additional information on the commercial MLR requirements and the risk mitigation programs of Health Care Reform.

Government Health Plans

Medicare Advantage

We offer Medicare Advantage plans in 16 states and the District of Columbia through our Cigna-HealthSpring brand. Under a Medicare Advantage plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. A significant portion of our Medicare Advantage customers receive medical care from our innovative plan models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes, and using timely and transparent data sharing. We are focused on continuing to expand these models in the future.

We receive revenue from the Centers for Medicare and Medicaid Services ("CMS") for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as "Medicare Stars"). Additional premiums may be received from customers, representing the difference between CMS subsidy payments and the revenue determined as part of our annual Medicare Advantage bid submissions. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. If the MLR for a CMS contract is less than 85%, we are required to pay a rebate to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years.

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

Medicaid

We offer Medicaid coverage to low income individuals in selected markets in Texas and Illinois. Our Medicaid customers benefit from many of the coordinated care aspects of our Medicare Advantage programs. We expect to further expand our Medicaid operations during 2015 under existing contracts.

Specialty Products

Our specialty products and services described below are designed to improve the quality of and lower the cost of medical services and help customers achieve better health outcomes. The vast majority of these products can be sold on a standalone basis, but we believe they are most effective when integrated with a Cigna-administered health plan. Our specialty products are focused in the areas of medical, behavioral, pharmacy management, dental and vision.

Medical Specialty

  •
  Cost-Containment Service.  We administer cost-containment programs on behalf of our clients and customers for health care services and supplies that are covered under health benefit plans. These programs may involve vendors who perform activities designed to control health costs by reducing out-of-network utilization, including educating customers regarding the availability of lower cost, in-network services, reviewing provider bills, and recovering overpayments from other payers or health care providers. We charge fees for providing or arranging for these services.

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

Behavioral Health

We arrange for behavioral health care services for customers through our network of approximately 89,000 participating behavioral health care professionals and 11,400 facilities and clinics. We offer behavioral health care case management services, employee assistance programs ("EAP"), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

4 CIGNA CORPORATION - 2014 Form 10-K

PART I
ITEM 1. Business

Pharmacy Management

We offer prescription drug plans to our commercial and government (Medicare/Medicaid) customers both in conjunction with our medical products and on a stand-alone basis. With a network of over 74,000 pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager ("PBM") offering clinical integration programs and specialty pharmacy solutions. We also offer high quality, efficient, and cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through our home delivery operation.

Our medical and pharmacy coverage can meet the needs of customers with complex medical conditions requiring specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage benefit from continuity of care, integrated reporting, and aggressive unit cost discounts on all specialty drugs.

Dental

We offer a variety of dental care products including dental health maintenance organization plans ("Dental HMO") in 37 states, dental preferred provider organization ("Dental PPO") plans in 48 states and the District of Columbia, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products as stand-alone products or integrated with medical products. Additionally, individual customers can purchase Dental PPO plans in conjunction with individual medical policies.

As of December 31, 2014, our dental customers totaled approximately 12.9 million, most of whom are in self-insured plans. Our customers access care from one of the largest Dental PPO networks and Dental HMO networks in the U.S., with approximately 134,000 Dental PPO health care professionals and 20,000 Dental HMO health care professionals.

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network, consisting of approximately 69,700 health care providers in over 24,800 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Service and Quality

Customer Service

For U.S.-based customers, we operate 18 service centers that together processed approximately 158 million medical claims in 2014. As of December 31, 2014, we operated 15 call centers, and provide service to customers 24 hours a day, 365 days a year.

In our international health care business, we have a service model dedicated to the unique needs of our 1.3 million customers around the world. We service them from 8 service centers that are available 24 hours a day, 365 days a year.

Technology

Technology continues to play a significant role in the execution of our Go Deep, Go Global, Go Individual strategy. Our information technology (IT) investments and priorities are focused on building a retail-centric IT infrastructure and developing innovative business capabilities that support affordable health solutions and create a personalized customer experience. We continue to leverage technology, information and analytics globally to engage our customers in more meaningful, relevant and customized methods, guided by their needs, preferences, likes and interests. Our investments in digital, mobile, gamification, social media and big data enable us to create solutions that improve health and wellness. With increased engagement across the health care ecosystem, we believe that technology can significantly upgrade the customer experience and improve care delivery through collaboration with delivery systems, enabling the transition from a volume based fee-for-service system to a value based health care marketplace. While focusing on innovation, we will remain focused on the delivery of strong foundational IT capabilities including optimization and resilience of the core infrastructure; building appropriate business continuity and disaster recovery capabilities; and developing layered information protection and strengthened cybersecurity solutions. We will also continue to seek opportunities to expand the role technology plays in delivering value to our customers and partners.

Quality Medical Care

Our commitment to promoting quality medical care to the people we serve is reflected in a variety of activities.

Health Improvement through Delivery System
    Engagement

Cigna is committed to developing innovative solutions that span the delivery system. We are focused on executing our connected care strategy that engages providers and customers to achieve affordability and access at the local market level. We continue to increase our engagement with physicians and hospitals by rapidly developing the types of arrangements discussed below. More than one million medical customers are currently serviced by more than 48,000 health care providers in these types of arrangements.

•
Collaborative Accountable Care Organizations ("CACs").  We increasingly collaborate with physicians and other health care professionals and facilities to improve the quality of care and patient satisfaction while lowering medical costs, resulting in improved overall value. This collaboration is illustrated by our 114 CAC arrangements, spanning 28 states and reaching 1.2 million customers and by our commitment to continue increasing the number of CACs over the next several years. Our goal is to reach 135 of these programs in 2015.
CIGNA CORPORATION - 2014 Form 10-K 5

Back to Contents

PART I
ITEM 1. Business

  We continue to grow Cigna's National Hospital Quality Incentive Program with compensation to 195 hospitals tied to quality metrics and we expect to add an additional 100 hospitals over the next two years. Additionally, we continue to develop our arrangements with specialists through innovative programs such as National Ob/Gyn and our episode-of-care program focused on deliveries along with hip and knee replacements.

  Our Patient Care Collaboration program will put the small physician practice first by providing them with key actionable patient information to improve outcomes in a way that fits their practice needs. The program is newly developed and we anticipate piloting with select physicians in a few markets in 2015.

•
Delivery System Alliances.  We are now forming alliances with hospitals and hospital systems that will provide access to quality, value-based care in local communities.

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

Participating Provider Network

We provide our customers with an extensive network of participating health care professionals, hospitals, and other facilities, pharmacies and providers of health care services and supplies. In most instances, we contract with them directly; however, in some instances, we contract with third parties for access to their provider networks and care management services. In addition, we have entered into strategic alliances with several regional managed care organizations (e.g., Tufts Health Plan, HealthPartners, Inc., Health Alliance Plan, and MVP Health Plan) to gain access to their provider networks and discounts.

We credential physicians, hospitals and other health care professionals in our participating provider networks using quality criteria that meet or exceed the standards of external accreditation or state regulatory agencies, or both. Typically, most health care professionals are re-credentialed every three years.

The Cigna Care Network, a benefit design option available in 70 service areas across the U.S., is a subset of participating specialist physicians so designated based on specific clinical quality and cost-efficiency criteria. Customers pay reduced co-payments or co-insurance when they receive care from a specialist designated as a Cigna Care Network physician. Participating specialists are evaluated regularly for the Cigna Care Network designation.

LocalPlus® is a select network of local, quality doctors and hospitals designed to offer clients greater affordability, by limiting the network to a subset of quality, cost-efficient physicians and hospitals. We currently offer LocalPlus in 12 markets and will expand this approach in additional markets in 2015.

Onsite Medical Care

•
Cigna Medical Group is a multi-specialty medical group practice that delivers primary care and certain specialty care services through 23 medical facilities and approximately 150 employed clinicians in the Phoenix, Arizona metropolitan area. All of the these health care centers have received accreditation as a Patient Centered Medical Home from the National Committee for Quality Assurance ("NCQA") a private, nonprofit organization dedicated to improving health care quality. Cigna Medical Group holds the highest level of this accreditation (level 3). Cigna Medical Group has the greatest number of practices and physicians in the state of Arizona with this accreditation.

•
Cigna Onsite Health.  Our onsite services include more than 150 health centers at various employer sites that offer health coaching, wellness seminars and biometric screenings.

•
LivingWell Health Centers.  Our Medicare Advantage customers may receive care from a team of physicians, nurse practitioners and pharmacists. We operate seven free-standing clinics and six "embedded" clinics that incorporate the principles and resources of stand-alone clinics while allowing the customer to continue local office visits to his or her primary care physician.

External Validation

We continue to demonstrate our commitment to quality and have a broad scope of quality programs validated through nationally recognized external accreditation organizations. We retained Health Plan accreditation from the NCQA in 36 of our markets. Additional NCQA recognitions include Full Accreditation for Managed Behavioral Healthcare Organization for Cigna Behavioral Health, accreditation with Performance Reporting for Wellness & Health Promotion, accreditation for our wellness programs and Physician & Hospital Quality Certification for our provider transparency program. We have Full Accreditation for Health Utilization Management, Case Management and Pharmacy Benefit Management from URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation.

We participate in the NCQA's Health Plan Employer Data and Information Set ("HEDIS®") Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. Our national results compare favorably to industry averages.

6 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Markets and Distribution

We offer health care and related products and services in the following customer segments or markets:

		% of Medical Customers

National	Multi-state employers with 5,000 or more U.S.-based, full-time employees. We primarily offer ASO funding solutions in this market segment.	26%
Middle Market	Employers generally with 250 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees, Taft-Hartley plans and other third party payers. We offer ASO, experience-rated and guaranteed cost funding solutions in this market segment.	52%
Select	Employers generally with 51-249 eligible employees. We offer ASO and guaranteed cost funding solutions in this market segment.	8%
Individual
	Individuals in ten states: Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, South Carolina, Tennessee and Texas. In 2014 we offered coverage on the state-run public health insurance exchange in Colorado, as well as the federally facilitated exchanges in Arizona, Florida, Tennessee and Texas. In 2015 we will expand our public exchange participation to include the state-run exchange in Maryland and the federally facilitated exchanges in Georgia and Missouri. Consistent with the regulations for Individual PPACA compliant plans, we offer plans only on a guaranteed cost basis in this market segment.	2%
Government	Offers Medicare Advantage (both to individuals who are post-65 retirees, as well as employer group sponsored pre- and post-65 retirees), Prescription Drug programs, and Medicaid products.	3%
International	Focused on the needs of local and multinational companies and organizations and their local and globally mobile employees and dependents. We offer guaranteed cost, experience-rated and ASO funding solutions in this market segment.	9%

Cigna Guided SolutionsSM, is our proprietary retail health insurance exchange targeting clients that value fully integrated solutions, and focusing on engaging employees in their health and their health spending. It leverages Cigna's ability to provide a fully integrated solution with our broad spectrum of plans and services, and broad suite of funding options, focused on improving total cost, health, and improved productivity. Together with integrated robust decision-support tools, employees will be able to make appropriate trade-off decisions and select plans that best fit them and their families.

In addition, Cigna participates on many third party private exchanges. We actively evaluate private exchange participation opportunities as they emerge in the market, and target our participation to those models that best align with our mission and value proposition. To date, we have committed to participate with numerous private exchanges for both active employees and retirees.

We employ sales representatives to distribute our products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups or individuals. We also employ representatives to sell utilization review services, behavioral health care and pharmacy management, and employee assistance services directly to insurance companies, HMOs, third party administrators and employer groups. As of December 31, 2014, our field sales force consisted of over 1,250 sales representatives in more than 132 field locations. In our Cigna-HealthSpring business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees, as well as telephonic and group selling venues.

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

Competition in the health care market exists both for employers and other groups sponsoring plans and for the employees in those instances where the employer offers its employees a choice of products from more than one health care company. Most group policies are subject to annual review by the policyholder, who may seek competitive quotations prior to renewal. We expect competition to increase in the individual market as a result of the growth in the public health insurance exchanges under Health Care Reform. Given the relatively immature individual market and limited data around claim experience, we expect some uncertainty and competitive volatility through the initial years of the exchange roll out. Some of the risk is mitigated by the government risk mitigation programs.

The primary competitive factors affecting our business are quality and cost-effectiveness of service and provider networks; effectiveness of medical care management; products that meet the needs of employers and their employees; total cost management; technology; and effectiveness of marketing and sales. Financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor. We believe that our health advocacy capabilities, holistic approach to consumer engagement, breadth of product offerings, clinical care and medical management capabilities and array of product funding options are competitive advantages in meeting the diverse needs of our customer base. We also believe that our focus on helping to improve the health, well-being and sense of security of the customers we serve will allow us to differentiate ourselves from our competitors.

CIGNA CORPORATION - 2014 Form 10-K 7

PART I
ITEM 1. Business

Our principal competitors in the U.S.-based business are:

•
other large insurance companies that provide group health and life insurance products;

•
Blue Cross and Blue Shield organizations;

•
stand-alone HMOs and PPOs;

•
HMOs affiliated with major insurance companies and hospitals; and

•
national managed pharmacy, behavioral health and utilization review services companies.

The primary competitors of the international health care business include U.S. and European health insurance companies with global health benefits operations. The primary competitors for our international health care operations in the United Kingdom and Spain are regional and local insurers.

Competition also arises from smaller regional or specialty companies with strength in a particular geographic area or product line, administrative service firms and, indirectly, self-insurers. In addition to these traditional competitors, a new group of competitors has emerged. Some of these newer competitors, such as hospitals and companies that offer web-based tools for employers and employees, are focused on delivering employee benefits and services through internet-enabled technology that allows consumers to take a more active role in the management of their health. This can be accomplished through financial incentives, access to enhanced quality medical data and other information sharing. The effective use of our health advocacy, customer insight and physician engagement capabilities, along with decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and we believe our capabilities in these areas will be competitive differentiators.

The health insurance marketplace will continue to be shaped by Health Care Reform. In 2016, Health Care Reform expands the small group market definition to employers with 100 or less employees, subjecting insurers in this market to community rating. The results of the 2014 Congressional elections add additional uncertainty as to the effects that Health Care Reform may have going forward. See the "Regulation" section of this Form 10-K for additional information regarding Health Care Reform.

On February 20, 2015, CMS issued its Advance Notice of Methodological Changes for Calendar Year 2016 for Medicare Advantage Capitation Rates, Part C and Part D Payment Policies (the "Notice"). The final terms are expected to be published on April 6, 2015. While the terms contained within the Notice are within the range of our expectations, there remain numerous open issues and substantial uncertainties regarding the final terms of the Notice. We expect that CMS will receive a significant number of comments from interested parties (including Cigna) prior to issuing the final terms; however, there can be no assurance that CMS will amend its current positions. Given the uncertainty regarding the final terms of the Notice, we cannot reliably estimate the impact on our business, revenues or results of operations in 2016 and beyond; under certain circumstances, it is possible that the impact could be materially adverse. In addition, we expect to adjust our programs and services in response to the proposed 2016 terms.

Global Supplemental Benefits

Our Global Supplemental Benefits segment offers supplemental health, life and accident insurance products primarily in Asia, Europe and the United States. With local licenses and partnerships in approximately 15 countries and jurisdictions, we are able to offer products and services to local citizens and globally mobile individuals. In China, Turkey, and India, we offer products and services through joint ventures. This segment constituted 9% of our consolidated revenues for the year ended December 31, 2014.

We continue to distinguish ourselves in the global supplemental health, life and accident businesses through our differentiated direct-to-consumer distribution, customer insights and marketing capabilities. We enter new markets when the opportunity to bring our product and health solutions is attractive. Over the past several years, we have continued to extend our product offerings and geographic reach. For example, in 2014, we began offering products in India through our joint venture with TTK Group. In 2012, we extended our reach in Turkey through the joint venture with Finansbank and expanded into the U.S. Medigap and supplemental lines of business through the acquisition of Great American Supplemental Benefits.

Principal Products and Services

Supplemental Health, Life and Accident Insurance

Supplemental health, life and accident insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, cancer and other dread disease coverages. We also offer customers individual private medical insurance, term and variable universal life insurance, and certain savings products.

Medicare Supplement Plans

We offer individual Medicare Supplement plans that provide retirees with federally standardized Medigap-style plans. Retirees may select among the various plans with specific plan options to meet their unique needs and may visit, without the need for a referral, any health care professional or facility that accepts Medicare throughout the United States.

8 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Pricing and Reinsurance

Premium rates for our global supplemental benefits products are based on assumptions about mortality, morbidity, customer acquisition and retention, customer demographics, expenses and target profit margins, as well as interest rates. For variable universal life insurance products, fees consist of mortality, administrative, asset management and surrender charges assessed against the contractholder's fund balance. Mortality charges on variable universal life may be adjusted prospectively to reflect expected mortality experience. Most contracts permit premium rate changes at least annually.

A global approach to underwriting risk management allows for each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit our liability on per life, per risk, and per event (catastrophe) bases.

Markets and Distribution

Our supplemental health, life and accident insurance products sold in foreign countries are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing, and in-branch bancassurance (where we partner with a bank and use the bank's sales channels to sell our insurance products). Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners, including banks, credit card companies and other financial and non-financial institutions. We also market directly to consumers via direct response television and the Internet. In certain countries, we market our products through captive and third party brokers. Our Medicare supplement product line is distributed primarily through independent agents and telemarketing directly to the consumer.

South Korea represents our single largest geographic market for Global Supplemental Benefits. For information on this concentration of risk for the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of the MD&A beginning on page 52 of this Form 10-K.

For our supplemental health, life and accident insurance products sold in foreign markets we are increasingly exposed to geopolitical, currency and other risks inherent in foreign operations. Also, given that we bill and collect a significant portion of premiums through credit cards, a substantial contraction in consumer credit could impact our ability to retain existing policies and sell new policies. A decline in customer retention would result in both a reduction of revenue and an acceleration of the amortization of acquisition-related costs. Changes in regulation for permitted distribution channels also may impact our business or results.

Competition

We expect that the competitive environment for global supplemental benefits will continue to intensify as U.S., Europe and other regional-based insurance and financial services providers more aggressively pursue expansion opportunities across geographies, especially in Asia. We believe competitive factors will include branding, product and distribution innovation and differentiation, efficient management of marketing processes and costs, commission levels paid to distribution partners, the quality of claims, local network coverage, customer services and talent acquisition and retention. Additionally, in most overseas markets, perception of financial strength also will likely continue to be an important competitive factor.

Our competitors are primarily locally-based insurance companies, including insurance subsidiaries of banks primarily in Asia and Europe and multi-national companies. Insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being secondary channels. We estimate that we have less than 2% market share of the total insurance premiums in any given market in which we operate.

In the Medicare supplement business, the principal competitive factors are underwriting and pricing, relative operating efficiency, broker relations, and the quality of claims and customer service. Our primary competitors in this business include U.S.-based health insurance companies.

Industry Developments

Pressure on social health care systems, a rapidly aging population and increased wealth and education in developing insurance markets are leading to higher demand for products providing health insurance and financial security. In the supplemental health, life and accident business, direct marketing channels continue to grow and attract new competitors with industry consolidation among financial institutions and other affinity partners. Recent Asian affinity deals have involved multinational insurers making large upfront payments to financial institutions for long term (over 10 years) exclusive regional distribution rights throughout their retail operations.

Data privacy regulation has tightened in all markets, in the wake of data privacy news scandals, impacting affinity partner and customer attitudes toward direct marketing of insurance and other financial services.

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

CIGNA CORPORATION - 2014 Form 10-K 9

Back to Contents

PART I
ITEM 1. Business

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

Our disability products and services are offered on a fully insured, experience-rated and ASO basis, although most are fully insured. As measured by 2014 premiums and fees, disability constituted approximately 49% of this segment's business. Approximately 13,800 insured disability policies covering over 7.5 million lives were in force as of December 31, 2014.

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

As measured by 2014 premiums and fees, group life insurance constituted approximately 45% of this segment's business. Approximately 8,700 group life insurance policies covering over 6 million lives were in force as of December 31, 2014.

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

We also provide a number of voluntary products and services that are typically paid by the employee and offered at the employer's worksite. Our plans provide employers with administrative solutions designed to provide employers with a complete and simple way to manage their benefits program. Recently, we have brought to market two additional voluntary offerings – accidental injury insurance and critical illness coverage. Both products provide additional dollar payouts to employees for unexpected accidents or more serious illnesses.

Pricing and Reinsurance

Premiums charged for disability and term life insurance products are usually established in advance of the policy period and are generally guaranteed for one to three years and selectively guaranteed for up to five years; policies are generally subject to termination by the policyholder or by the insurance company annually. Premium rates reflect assumptions about future claims, expenses, credit risk, investment returns and profit margins. These assumptions may be based in whole or in part on prior experience of the account or on a pool of accounts, depending on the group size and the statistical credibility of the experience that varies by product.

Premiums for group universal life insurance products consist of mortality and administrative charges assessed against the policyholder's fund balance. Interest credited and mortality charges for group universal life may be adjusted prospectively to reflect expected interest and mortality experience. Mortality charges are subject to maximum guaranteed rates and interest credited on cash values is subject to minimum guaranteed rates as stated in the policy.

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

10 CIGNA CORPORATION - 2014 Form 10-K

PART I
ITEM 1. Business

To reduce our exposure to large individual and catastrophic losses under group life, disability and accidental death policies, we purchase reinsurance from a diverse group of unaffiliated reinsurers. Our comprehensive reinsurance program consists of excess of loss treaties and catastrophe coverage designed to mitigate earnings volatility and provide surplus protection.

Markets and Distribution

We market our group disability and life insurance products and services to employers, employees, professional and other associations and groups in the National, Middle Market and Select segments. In marketing these products, we primarily sell through insurance brokers and consultants and employ a direct sales force consisting of approximately 235 sales professionals in 27 office locations as of December 31, 2014.

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

The principal competitors of our group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products. As of December 31, 2014, we are one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

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

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We have been recently subject to such an examination. See Note 23 to the Consolidated Financial Statements for additional information.

Other Operations

As discussed in the "Overview" section on page 1 of this Form 10-K, beginning in 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations. Throughout this Form 10-K, prior year information has been conformed to the current year presentation. Other Operations includes the following four businesses:

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

In February 2013, we effectively exited the GMDB and GMIB businesses by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction, see Note 7 to the Consolidated Financial Statements.

CIGNA CORPORATION - 2014 Form 10-K 11

Back to Contents

PART I
ITEM 1. Business

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

Run-off Settlement Annuity Business

Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 23% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. For contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

Investments and Investment Income

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested Assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of segment earnings for each of our reporting segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from segment earnings. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 55 and Notes 10 to 14 of our Consolidated Financial Statements.

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

Separate Accounts

Our subsidiaries or external advisors manage Separate Account assets on behalf of contractholders. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders. As of December 31, 2014, our Separate Account assets consisted of:

•
$3.8 billion in separate account assets that constitute a portion of the assets of the Cigna Pension Plan;

•
$3.5 billion in separate account assets that support Variable Universal Life products sold as a part of our corporate-owned life insurance business, as well as through our Global Supplemental Benefits segment; and

•
$1.0 billion in separate account assets that support primarily health care and other disability and life products.

Regulation

The laws and regulations governing our business continue to increase each year and are subject to frequent change. We are regulated by state, federal and international regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically. Domestic and international governments continue to enact and consider various legislative and regulatory proposals that could materially impact the health care system. See "Regulatory and Legislative Developments" on page 13.

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
12 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

•
reinsurance arrangements;

•
solvency/financial reporting;

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

In addition, our international subsidiaries are subject to regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. The broader regulatory environment may include anti-corruption laws, economic sanctions laws, various insurance, tax, tariff and trade laws and regulations, corporate governance, employment, intellectual property and investment laws and regulation, discriminatory licensing procedures, compulsory cessions of reinsurance, required localization of records and funds, higher premium and income taxes, and requirements for local participation in an insurer's ownership. In addition, the expansion of our operations into foreign countries increases our exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 ("FCPA"). See page 15 for further discussion of international regulations.

The business of administering and insuring employee benefit programs in the United States, particularly health care programs, is heavily regulated by state and federal laws and administrative agencies, such as state departments of insurance, and federal agencies including HHS, CMS, the Internal Revenue Service ("IRS") and the Departments of Labor, Treasury and Justice, as well as the courts. Health savings accounts, health reimbursement accounts and flexible spending accounts also are regulated by the Department of the Treasury and the IRS.

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy and CMS to assess compliance with applicable laws and regulations. In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests of information from, various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General ("OIG"), the Department of Labor and other state and federal authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of our business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

Regulatory and Legislative Developments

The federal and state governments in the United States as well as governments in other countries where we do business continue to enact and consider many broad-based legislative and regulatory proposals that could materially impact various aspects of our business.

Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to as "Health Care Reform") mandates broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. Most of the key provisions of Health Care Reform are now effective. Health Care Reform left many details to be established through regulations. While federal agencies have published proposed and final regulations with respect to most provisions, many issues remain uncertain. In addition, certain provisions of Health Care Reform have been subject to legal challenge, including the case currently pending before the U.S. Supreme Court as to whether premium subsidies are available for eligible residents in states that have not established state-based exchanges. Other provisions of Health Care Reform have been amended or delayed, such as the employer mandate, which will be phased in during 2015 and 2016 based on employer size. The employer mandate requires employers with 50 or more full-time employees to offer health insurance that is affordable and provides minimum value (each as defined under Health Care Reform) to full-time employees and children up to age 26 or be subject to penalties.

Key Provisions of Health Care Reform in Effect

Various fees, including the health insurance industry tax and the reinsurance fee, were assessed beginning in 2014. The health insurance industry assessment, totaling $8.0 billion for the industry in 2014 and increasing to $13.9 billion by 2017, is not tax deductible. Our share of this industry tax is determined based on our proportion of premiums for both our commercial and government risk businesses to the industry total. The reinsurance fee is a temporary (2014-2016) fixed dollar per customer levy on all insurers, HMOs and self-insured group health plans and is tax deductible.

The health insurance exchange enrollment process began on October 1, 2013 with coverage first effective in 2014. Each state has a state-based, a state and federal partnership, or a federally-facilitated health insurance exchange for individuals and small employer groups to purchase insurance coverage.

Because individuals seeking to purchase health insurance coverage beginning in 2014 either on or off the exchanges are guaranteed to be issued a policy, Health Care Reform provides programs designed to reduce the risk for participating health insurance companies including: 1) a temporary (2014-2016) reinsurance program; and (2) a premium stabilization program comprised of two components: a temporary program (2014-2016) limiting insurer gains and losses, and a permanent program that adjusts premiums based on the relative health status of the customer base. See Note 2 to the Consolidated Financial Statements and the Introduction to the MD&A contained in this Form 10-K for additional information on these programs.

CIGNA CORPORATION - 2014 Form 10-K 13

PART I
ITEM 1. Business

Commercial minimum medical loss ratio requirements, as prescribed by HHS, became effective in January 2011 and require payment of premium rebates to group and individual policyholders if certain annual MLRs are not met in our commercial business. In December 2014, the federal government enacted legislation that provides permanent relief from certain Health Care Reform requirements for expatriate health coverage (including the MLR requirements). For the financial impact of the commercial MLR requirements on our results, see the "Overview" section of our MD&A in this Form 10-K.

Other provisions already in effect include reduced Medicare Advantage premium rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. Health Care Reform also changed certain tax laws that effectively limit tax deductions for certain employee compensation paid by health insurers.

Our Medicare Advantage and Medicare Part D prescription drug plan businesses also have been impacted by Health Care Reform in a variety of additional ways beginning in 2014, including mandated minimum reductions to risk scores, transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating for four or five stars from CMS and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the finalized regulations promulgated by HHS, if the MLR for a CMS contract is less than 85%, we are required to pay a penalty to CMS and could be subject to additional sanctions if the MLR continues to be less than 85% for successive years. Through Health Care Reform and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

We have substantially implemented the key provisions of Health Care Reform. Management continues to be actively engaged with regulators and policymakers with respect to rule-making. For the financial effects of certain Health Care Reform provisions, see the Overview section of our MD&A beginning on page 32 of this Form 10-K. In addition, accounting policies around the government's risk mitigation programs are further disclosed in Note 2 to the Consolidated Financial Statements.

Regulation of Insurance Companies

Financial Reporting, Internal Control and Corporate Governance

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. We expect states to expand regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of an amendment by the National Association of Insurance Commissioners ("NAIC") to its Annual Financial Reporting Model Regulation that has elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws. The NAIC formally adopted these requirements in late 2014, which apply to all U.S. insurers beginning in 2016.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. In the United States, to pay such claims, these associations levy assessments on member insurers licensed in a particular state. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 23 to our Consolidated Financial Statements.

Certain states continue to require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards, although some states have eliminated these requirements as a result of Health Care Reform.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. During 2014, our HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, were compliant with applicable RBC and non-U.S. surplus rules.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"). ORSA provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader approach to U.S. insurance regulation. ORSA, which includes a

14 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

requirement to file an annual ORSA Summary Report in the lead state of domicile, now must be adopted into law by each state. Our insurance business in the United States will be subject to these requirements that are expected to become effective in 2015. We will be prepared to file an ORSA Summary Report with our lead state regulator consistent with the requirements.

Holding Company Laws

Our domestic insurance companies and certain of our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance or an HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

Marketing, Advertising and Products

In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products.

Licensing Requirements

Certain of our subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by our HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements. Other laws and regulation affecting our pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances.

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

International Regulations

Our operations outside the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, labor and employment, consumer protection, direct-to-consumer communications activities, anti-corruption and anti-money laundering. Foreign laws and rules may include requirements that are different from or more stringent than similar requirements in the United States.

Our operations in countries outside the United States:

•
are subject to local regulations in the locations in which our subsidiaries conduct business,

•
in some cases, are subject to regulations in the locations of customers, and

•
in all cases, are subject to the FCPA.

The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. In many countries outside of the United States, health care professionals are employed by the government. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and Department of Justice have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 applies to all companies with a nexus to the United Kingdom. Under this act, any voluntary disclosures of FCPA violations may be shared with United Kingdom authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

If our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 18 for a discussion of risks related to operating globally.

Federal Regulations

Employee Retirement Income Security Act and the Public Health Service Act

Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of federal laws and regulations enforced by the IRS and the Department of Labor, as well as the courts. Our domestic subsidiaries are subject to requirements imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured dental, disability, life and accident plans we administer. Our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured dental, disability, life and accident plans they administer.

Many provisions of Health Care Reform impacting insured and self-insured group health plans were incorporated into ERISA. The health insurance reform provisions under ERISA were also incorporated into the Public Health Service Act and are directly applicable to health insurance issuers (i.e., health insurers and HMOs).

Plans subject to ERISA also can be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law has been, and will continue to be, subject to court interpretation.

CIGNA CORPORATION - 2014 Form 10-K 15

Back to Contents

PART I
ITEM 1. Business

Medicare Regulations

Several of our subsidiaries engage in businesses that are subject to federal Medicare regulations, such as:

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

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects us to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to our providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, with respect to our Medicare Advantage business, CMS and the Office of the Inspector General perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits") and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor ("RAC") audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. See "Business – Global Health Care" beginning on page 2 of this Form 10-K for additional information about our participation in government health-related programs.

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

Privacy, Security and Data Standards Regulations

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") imposes minimum standards on health insurers, HMOs, health plans, health care providers and clearinghouses for the privacy and security of protected health information. HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. ICD-9 is the current electronic code system for diagnosis and procedures for hospital claims. Entities subject to HIPAA are required to update their transaction formats for electronic data interchange standards and convert to new ICD-10 diagnosis and procedure codes. The effective date for ICD-10 conversion is October 1, 2015.

HIPAA's privacy and security requirements were expanded by the Health Information Technology for Economic and Clinical Health Act ("HITECH") through additional contracting requirements for covered entities, the extension of privacy and security provisions to business associates, the requirement to provide notification to various parties in the event of a data breach of protected health information, and enhanced financial penalties for HIPAA violations, including potential criminal penalties for individuals.

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

A number of states have adopted data security laws and regulations, regulating data security and requiring security breach notification that may apply to us in certain circumstances. Neither HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations.

Dodd-Frank Act and Investment-Related Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas. The Dodd-Frank Act established a Federal Insurance Office (the "FIO") to develop federal policy on insurance matters. While the FIO does not have authority over health insurance, it may have authority over other parts of our business, such as life insurance. Additional rulemaking by the SEC and other regulatory authorities continues. We are closely monitoring how these regulations might impact us; however, the full impact may not be known for several years until regulations become fully effective.

Depending upon their nature, our investment management activities are subject to U.S. federal securities laws, ERISA and other federal and state laws governing investment related activities. In many cases, the

16 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1. Business

investment management activities and investments of individual insurance companies are subject to regulation by multiple jurisdictions.

Office of Foreign Assets Control Sanctions and Anti-Money Laundering

We also are subject to regulation by the Office of Foreign Assets Control of the Department of the Treasury, which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes.

Certain of our products are subject to Department of the Treasury anti-money laundering regulations under the Bank Secrecy Act.

In addition, we may be subject to similar regulations in non-U.S. jurisdictions in which we operate.

Miscellaneous

Premiums and fees from CMS represented 21% of our total consolidated revenues for the year ended December 31, 2014 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2014. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to approval and acceptance.

We had approximately 37,200 employees as of December 31, 2014; 36,500 employees as of December 31, 2013; and 35,800 employees as of December 31, 2012.

CIGNA CORPORATION - 2014 Form 10-K 17

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

•
increasing operating costs through the imposition of new regulatory requirements, increased taxes and other financial assessments;

•
restricting our ability to increase premium rates to meet costs (including denial or delays in approval and implementation of those rates);

•
limiting the level of margin we can earn on premiums through mandated minimum medical loss ratios and required rebates in the event we do not meet mandated minimum ratios;

•
restricting our ability to participate in and derive revenue from government-sponsored programs; and

•
significantly reducing the level of Medicare program payments.

Specifically, in the United States, significant changes are occurring in the health care system as a result of Health Care Reform. Substantially all of the key provisions of Health Care Reform are now effective. While federal agencies have published interim and final regulations with respect to certain requirements, many issues remain uncertain. It is difficult to predict the impact of Health Care Reform on our business due to the law's complexity, the political environment, the continuing development of implementing regulations and interpretive guidance, legal challenges and possible future legislative changes. We are unable to predict how these events will develop and what impact they will have on Health Care Reform, and in turn, on our business including, but not limited to, our relationships with current and future customers, producers and health care providers, products, services, processes and technology. Further, if we fail to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model, in response to Health Care Reform and any other future legislative or regulatory changes, this failure may have a material adverse effect on our results of operations, financial condition and cash flows, including, but not limited to, our ability to maintain the value of our goodwill and other intangible assets.

Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, health maintenance organizations and insurance companies are regulated under state insurance holding company regulations and other health care-related regulations. State regulations mandate minimum capital or restricted cash reserve requirements and subject us to assessments under guaranty fund laws and related regulations for certain obligations to claimants of insolvent insurance companies, which would expose our business to the risk of insolvency of a competitor in these states. We also participate in the emerging private exchange marketplace and the extent to which states may issue regulations that apply to private exchanges remains uncertain.

In addition to the regulations discussed above, we are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

18 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

The health care industry also is regularly subject to negative media attention, including as a result of the political environment and the ongoing debate concerning Health Care Reform. Such publicity may adversely affect our stock price and reputation in certain markets.

For more information on regulation, see "Business – Regulation" in Part I, Item 1 of this Form 10-K. See also the description of Health Care Reform's minimum medical loss ratio and customer rebate requirements in the "Business – Global Health Care" section beginning on page 2 of this Form 10-K.

We face risks related to litigation, regulatory audits and investigations.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of business, including that of administering and insuring employee benefit programs. These could include benefit claims, breach of contract actions, tort claims, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, anti-trust claims, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and real estate disputes. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes, including disputes over compensation or contractual provisions, and claims related to self-funded business. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry or, absent a class action, individual plaintiffs may bring multiple claims regarding the same subject matter against us and other companies in our industry.

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

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, CMS and the OIG and comparable authorities in foreign jurisdictions. With respect to our Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health care and disability insurance industry and increased scrutiny by other state and federal governmental agencies (such as state attorney general offices) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings. These regulatory audits or reviews or actions by other governmental agencies could result in changes to or clarifications of our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including restrictions on our ability to operate, that could have a material adverse effect on our business, results of operation, financial condition and liquidity.

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

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives including: (1) driving growth in targeted geographies, product lines, customer buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets with particular focus on individuals. Successfully executing these initiatives depends on a number of factors, including our ability to:

•
differentiate our products and services from those of our competitors;

•
develop and introduce new products or programs, particularly in response to government regulation and the increased focus on consumer-directed products;

•
grow our commercial product portfolio, including expanded participation in the public health insurance exchanges;

•
identify and introduce the proper mix or integration of products that will be accepted by the marketplace;

•
attract and retain sufficient numbers of qualified employees;

•
attract, develop and maintain collaborative relationships with a sufficient number of qualified partners, including physicians and other health care providers in an environment of growing shortages of primary care professionals and consolidation within the provider industry;

•
transition health care providers from volume-based fee for service arrangements to a value-based system;

•
improve medical cost competitiveness in targeted markets;

•
manage our medical and administrative costs effectively;

•
manage our balance sheet exposures effectively, including our pension funding obligations; and
CIGNA CORPORATION - 2014 Form 10-K 19

Back to Contents

PART I
ITEM 1A. Risk Factors

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

As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks, which can vary substantially by market, include political, legal, operational, regulatory, economic and other risks, including government intervention that we do not face in our U.S. operations. The global nature of our business and operations may present challenges including, but not limited to, those arising from:

•
varying regional and geopolitical business conditions and demands;

•
regulation that may discriminate against U.S. companies, favor nationalization or expropriate assets;

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

•
the need to provide data protection on a global basis and sufficient levels of technical support in different locations;

•
political instability or acts of war, terrorism, natural disasters or pandemics in locations where we operate; and

•
general economic and political conditions.

These factors may increase in significance as we continue to expand globally, and any one of these challenges could negatively affect our operations or long-term growth. For example, due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results.

International operations also require us to devote significant resources to implement controls and systems in new markets to comply, and to ensure that our vendors and partners comply, with U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy and data protection. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties. Our failure to comply with laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.

There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, changes occurring as a result of Health Care Reform, compliance with government contracts and increased regulatory oversight.

Through our Cigna-HealthSpring business, we contract with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Revenues from Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS and/or applicable state or local

20 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

governments. Funding for these programs is dependent on many factors outside our control, including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. These entities generally have the right to not renew or cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments, could substantially reduce our revenues and profitability.

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

In addition, any failure to comply with various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs, could result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. This could subject us to fines, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies that could adversely impact our business, cash flows, financial condition and results of operations.

In addition, our Medicare Advantage and Medicare prescription drug businesses face a number of other risks including potential uncollectible receivables resulting from processing and/or verifying enrollment, inadequate underwriting assumptions, inability to receive and process correct information or increased medical or pharmaceutical costs. Actual results may be materially different than our assumptions and estimates regarding these complex and wide-ranging programs, which could have a material adverse effect on our business, financial condition and results of operations.

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

Out-of-network providers do not have an understanding with us about the amount of compensation due for their services. Some states define by law or regulation the amounts due, but in most instances it is not defined or is established by a standard that is not clearly translatable into dollar terms. In such instances, providers may believe that they were underpaid and may litigate or arbitrate their dispute with us or try to recover from our customers the difference between what we have paid them and the amount they charged us. The outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

CIGNA CORPORATION - 2014 Form 10-K 21

Back to Contents

PART I
ITEM 1A. Risk Factors

We are dependent on the success of our relationships with third parties for various services and functions, including, but not limited to, pharmacy benefit management services.

To improve operating costs, productivity and efficiencies, we outsource to, or enter into partnership arrangements with, third parties for selected services and functions, such as pharmacy benefit management, information technology, independent practice associations, medical management, call centers and claim services. Our operations may be vulnerable if these third parties fail to satisfy their obligations to us or if the arrangement is terminated in whole or in part for any reason or if there is a contractual dispute between us and these third parties. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations or any security breach involving one of our third-party vendors or a dispute between us and a third party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation. In addition, with respect to outsourced services or functions to third parties in foreign jurisdictions, we also are exposed to risks inherent in conducting business outside of the United States.

Outsourcing also may require us to change our existing operations, adopt new processes for managing these providers and/or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing business processes or our third party vendors do not perform as expected, we may not realize, or realize on a timely basis, the anticipated economic and other benefits of these relationships. This could result in substantial costs or regulatory compliance issues, divert management's attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning in whole or in part arrangements with key vendors could result in additional costs or penalties, risks of operational delays or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative vendor in a timely manner or on acceptable terms. If there is an interruption in business or loss of access to data resulting from a termination or transition, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be unfavorably impacted.

Acquisitions, joint ventures and other transactions involve risks and we may not realize the expected benefits because of integration difficulties, underperformance relative to our expectations and other challenges.

As part of our growth strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licenses and other relationships (collectively referred to as "transactions"), with the expectation that these transactions will result in various benefits. Our ability to achieve the anticipated benefits of these transactions is subject to numerous uncertainties and risks, including our ability to integrate operations, resources and systems in an efficient and effective manner. We could also face challenges in implementing business plans; changes in laws and regulations or conditions imposed by regulators applicable to the business; retaining key employees; and general competitive factors in the marketplace. These events could result in increased costs, decreases in expected revenues, earnings or cash flow, and goodwill or other intangible asset impairment charges. Further, we may finance transactions by issuing common stock for some or all of the purchase price, which could dilute the ownership interests of our shareholders, or by incurring additional debt that could impact our ability to access capital in the future.

In addition, effective internal controls are necessary to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of businesses is likely to result in our systems and internal controls becoming increasingly complex and more difficult to manage. Any difficulties in assimilating businesses into our control system could cause us to fail to meet our financial reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information, which could negatively impact the trading price of our stock and our access to capital.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.

Our business is highly dependent on maintaining both effective information systems and the integrity and timeliness of the data we use to serve our customers and health care professionals and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we or the third-party service providers were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our customers and health care professionals and hinder our ability to establish appropriate pricing for products and services, retain and attract customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. Increasing regulatory and legislative mandated changes will place additional demands on our information technology infrastructure that could have a direct impact on available resources for projects more directly tied to strategic initiatives. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. We also must develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may impede our ability to deliver

22 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

services at a competitive cost. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

In addition, our business is highly dependent upon our ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, and processing new and renewal business. Unavailability, cyber-attack or other failure of one or more of our information technology or other systems could cause slower response times, resulting in claims not being processed as quickly as clients or customers desire, decreased levels of client or customer service and satisfaction, and harm to our reputation. Because our information technology and other systems interface with and depend on third-party systems, we could experience service denials if demand for such service exceeds capacity or a third-party system fails or experiences an interruption. If sustained or repeated, such business interruptions, systems failures or service denials could have material adverse effects on our business, results of operations, financial condition and liquidity.

We may be subject to cyber-attacks. If we are unable to prevent or contain the effects of any such attacks, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.

Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information. Computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. As we increase the amount of personal information that we store and share digitally, our exposure to these data security and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized disclosure or access, and the cost of attempting to protect against these risks also increases. We have implemented security technologies, processes and procedures to protect consumer identity; however, there are no assurances that such measures will be effective against all types of breaches.

Events that negatively affect that trust, including failing to keep our information technology systems and our clients' and customers' sensitive information secure from attack, damage, loss or unauthorized disclosure or access, whether as a result of our action or inaction or that of our business associates or vendors, could adversely affect our reputation, membership and revenues and also expose us to mandatory disclosure to the media, litigation and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, our business and reputation could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers. In some cases, such laws, rules and regulations also apply to our vendors and require us to obtain written assurances of their compliance with such requirements or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction.

These laws, rules and requirements are subject to change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business. While we have prepared for the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance, which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims after the final implementation date, we will have to reject such claims, leading to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, potentially resulting in lost revenues under risk adjustment. During the transition to ICD-10, certain claims processing and payment information we have historically used to establish our reserves may not be reliable or available in a timely manner. If we do not adequately implement the new ICD-10 coding set, or if providers in our network do not adequately transition to the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act legislation and related regulations being adopted to enhance regulators' enforcement powers and whistleblower incentives and protections mean that our compliance efforts in this area will continue to require significant resources.

CIGNA CORPORATION - 2014 Form 10-K 23

Back to Contents

PART I
ITEM 1A. Risk Factors

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

Notwithstanding our pharmacy benefits management services arrangement with a third-party vendor, we remain responsible to regulators and members for the delivery of pharmacy benefits. This business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. In addition, certain of our subsidiaries are pharmacies subject to state licensing and U.S. Drug Enforcement Agency registration requirements and laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with such regulations by us or our third-party vendor could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

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

In addition to contracting with physicians and other health care providers for services, we employ physicians and other health care professionals at onsite low acuity and primary care clinics that we operate for our customers, as well as certain clinics for our employees. In addition, our Cigna-HealthSpring business operates LivingWell health centers and we own and operate multispecialty health care centers, low acuity clinics and other types of centers in the Phoenix, Arizona metropolitan area that employ physicians and other health care professionals. As a direct employer of health care professionals and as an owner or operator of medical facilities, we are subject to liability for negligent acts, omissions, or injuries occurring at one of these clinics or caused by one of our employees. Even if any claims brought against us are unsuccessful or without merit, we still have to defend against such claims. The defense of any actions may result in significant expenses that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

We face price competition and other pressures that could result in premiums that are insufficient to cover the cost of the health care services delivered to our members and inadequate medical claims reserves.

While health plans compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition. Our client and customer contracts are subject to negotiation as clients and customers seek to contain their costs, including by reducing benefits offered or elected. Alternatively, our clients and customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable premiums. Each of these events would likely negatively impact our financial results.

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, Health Care Reform includes an annual rate review requirement to prohibit unreasonable rate increases in the individual and small group health insurance markets. Fiscal concerns regarding the continued viability of programs such as Medicare may cause decreasing reimbursement rates, delays in premium payments or insufficient increases in reimbursement rates for government-sponsored programs in which we participate. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

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

Premiums in the health care business are generally set for one-year periods, based on our estimate of future health care costs over such period. Actual costs may exceed what we estimate and charge in premiums due to factors such as medical cost inflation, higher than expected utilization of medical services, new or costly treatments and technology, and membership mix. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, such as influenza-related health care costs, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in members' health care utilization patterns and provider billing practices. Our profitability depends, in part, on our ability to accurately predict and control future health care costs through

24 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

underwriting criteria, provider contracting, utilization management and product design.

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

We currently have unfunded obligations in our frozen pension plans. A significant decline in the value of the plans' equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We also are exposed to interest rate and equity risk associated with our pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 9 to our Consolidated Financial Statements for more information on our obligations under the pension plan.

Significant changes in market interest rates affect the value of our financial instruments that promise a fixed return or benefit and the value of particular assets and liabilities.

As an insurer, we have substantial investment assets that support insurance and contractholder deposit liabilities. Generally low levels of interest rates on investments, such as those experienced in U.S. and foreign financial markets during recent years, have negatively impacted our level of investment income earned in recent periods.

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

Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings, and accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth within our insurance subsidiaries.

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads that could impact our ability to raise or deploy capital and affect our overall liquidity.

If the equity and credit markets experience extreme volatility and disruption, there could be downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength. Extreme disruption in the credit markets could adversely impact our availability and cost of credit in the future. In addition, unpredictable or unstable market conditions or continued pressure in the global or U.S. economy could result in reduced opportunities to find suitable opportunities to raise capital.

As of December 31, 2014, our outstanding long-term debt totaled $5.0 billion. In the event of adverse economic and industry conditions, we may be required to dedicate a greater percentage of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may be available only on unfavorable terms.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

Global economic conditions continue to be challenging. Many factors, including geopolitical issues, confidence in any economic recoveries and any future economic downturns, availability and cost of credit and other capital and consumer spending, can negatively impact expectations for the U.S. and global economies. Our results of operations could be materially and adversely affected by the impact of unfavorable economic conditions on our customers (both employers and individuals), health care providers and third-party vendors. For example:

•
Employers may take action to reduce their operating costs by modifying, delaying or canceling plans to purchase our products or making changes in the mix of products purchased that are unfavorable to us.
CIGNA CORPORATION - 2014 Form 10-K 25

Back to Contents

PART I
ITEM 1A. Risk Factors

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

26 CIGNA CORPORATION - 2014 Form 10-K

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our global real estate portfolio consists of approximately 8.3 million square feet of owned and leased properties. Our domestic portfolio has approximately 6.2 million square feet in 37 states, the District of Columbia, Puerto Rico and the Virgin Islands. Our International properties contain approximately 2.1 million square feet located throughout the following countries: Belgium, Canada, China, France, Hong Kong, India, Indonesia, Kenya, Malaysia, Netherlands, New Zealand, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

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

ITEM 3. Legal Proceedings

The information contained under "Litigation Matters" in Note 23 to our Financial Statements beginning on page 114 of this Form 10-K, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

CIGNA CORPORATION - 2014 Form 10-K 27

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 50, Executive Vice President and Global Chief Marketing Officer of Cigna beginning May 2013; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 55, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 49, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

HERBERT A. FRITCH, 64, President, Cigna HealthSpring beginning January 2012; and Chairman of the Board and Chief Executive Officer of HealthSpring and its predecessor, NewQuest, LLC, from commencement of operations in September 2000 until HealthSpring was acquired by Cigna in January 2012.

NICOLE S. JONES, 44, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

THOMAS A. McCARTHY, 58, Executive Vice President and Chief Financial Officer of Cigna beginning July 2013; Vice President of Finance with responsibility for treasury, tax, strategy and corporate development, and management of run-off reinsurance from February 2003 until July 2013; Acting Chief Financial Officer from September 2010 until June 2011, and Treasurer from July 2008 until June 2011.

MATTHEW G. MANDERS, 53, President, U.S. Commercial Markets and Global Health Care Operations beginning June 2014; President, Regional and Operations from November 2011 until June 2014; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; and President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010.

JOHN M. MURABITO, 56, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

JASON D. SADLER, 46, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

28 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 115 and the number of shareholders of record as of December 31, 2014 appears under the caption "Highlights" on page 31 of this Form 10-K. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2014:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2014	1,619,626	$89.54	1,619,398	$411,255,576
November 1-30, 2014	1,014,804	$102.39	1,012,115	$307,618,626
December 1-31, 2014	1,208,630	$103.46	1,207,945	$682,648,486

Total	3,843,060	$97.31	3,839,458	N/A

(1)
Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock granted under the Company's equity compensation plans. Employees tendered 228 shares in October, 2,689 in November and 685 shares in December 2014.

(2)
Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. In 2014, the Company repurchased 18.5 million shares for approximately $1.6 billion. Remaining authorization under the program was approximately $683 million as of December 31, 2014. From January 1, 2015 through February 25, 2015, the Company repurchased 1.9 million shares for approximately $217 million. The Company's Board of Directors increased share repurchase authority by $500 million on February 25, 2015. Remaining authorization under the program was $966 million as of February 25, 2015.

(3)
Approximate dollar value of shares is as of the last date of the applicable month.
CIGNA CORPORATION - 2014 Form 10-K 29

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2009 – December 31, 2014

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14

Cigna	$100	$104	$119	$152	$249	$293

S&P 500 Index	$100	$115	$117	$136	$180	$205

S&P Managed Health Care, Life & Health Ins. Indexes**	$100	$113	$135	$145	$218	$277

*
Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2009 and that all dividends were reinvested.

**
Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.
30 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 6. Selected Financial Data

ITEM 6. Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2014	2013	2012	2011	2010

Revenues
Premiums and fees and other revenues	$31,355	$29,176	$26,308	$19,210	$18,528
Net investment income	1,166	1,164	1,144	1,146	1,105
Mail order pharmacy revenues	2,239	1,827	1,623	1,447	1,420
Realized investment gains	154	213	44	62	75

TOTAL REVENUES	$34,914	$32,380	$29,119	$21,865	$21,128

Results of Operations:
Global Health Care	$1,646	$1,517	$1,418	$1,105	$940
Global Supplemental Benefits	230	175	142	97	84
Group Disability and Life	317	259	279	295	305
Other Operations(1)	68	(394)	82	(94)	111
Corporate	(265)	(222)	(329)	(184)	(211)
Realized investment gains, net of taxes	106	141	31	41	50

Shareholders' net income	2,102	1,476	1,623	1,260	1,279
Income (loss) attributable to noncontrolling interests	(8)	2	1	1	4

NET INCOME	$2,094	$1,478	$1,624	$1,261	$1,283

Shareholders' net income per share:
Basic	$7.97	$5.28	$5.70	$4.65	$4.69
Diluted	$7.83	$5.18	$5.61	$4.59	$4.65
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Total assets	$55,896	$54,336	$53,734	$50,697	$45,393
Long-term debt	$5,005	$5,014	$4,986	$4,990	$2,288
Shareholders' equity	$10,774	$10,567	$9,769	$7,994	$6,356
Per share	$41.55	$38.35	$34.18	$28.00	$23.38
Common shares outstanding (in thousands)	259,276	275,526	285,829	285,533	271,880
Shareholders of record	7,129	7,535	7,885	8,178	8,568
Employees	37,200	36,500	35,800	31,400	30,600

(1)
Beginning in 2014, we combined the results of our run-off reinsurance segment with Other Operations. Prior year segment information has been conformed to the current year presentation.
CIGNA CORPORATION - 2014 Form 10-K 31

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and the "Risk Factors" contained in Part I Item 1A of this Annual Report on Form 10-K ("Form 10-K").

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's significant accounting policies. We measure the financial results of our segments using "segment earnings (loss)", defined as shareholders' net income (loss) before after-tax realized investment results. In this MD&A, we also present information using adjusted income from operations on both a consolidated and segment basis. Adjusted income (loss) from operations is another measure of profitability used by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and shareholders' net income. Adjusted income (loss) from operations is defined as segment earnings (loss) excluding special items (described in the table on page 36 of this Form 10-K) and results of the GMIB business. This measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measures, which are shareholders' net income on a consolidated basis and segment earnings (loss) on a segment basis. We exclude special items because management does not believe they are representative of our underlying results of operations. We also exclude the results of the GMIB business because, prior to February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful, and changes in percentages are expressed in basis points ("bps").

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's strategy is to "Go Deep", "Go Global" and "Go Individual" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.

For further information on our business and strategy, please see Item 1, "Business" in this Form 10-K.

Our Segments

As explained in Note 22 to the Consolidated Financial Statements, effective with the first quarter of 2014, we began combining the results of our run-off reinsurance business with other immaterial operating segments in Other Operations for segment reporting purposes. Prior year segment information has been conformed to the current year presentation.

32 CIGNA CORPORATION - 2014 Form 10-K

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
		Government
		• Offers Medicare Advantage, Medicare Part D and Medicaid plans.

Global Supplemental Benefits	9%	Offers supplemental health, life and accident insurance products in selected international markets and the U.S.

Group Disability and Life	11%	Offers group long-term and short-term disability, group life, accident and specialty insurance products and related services.

We present the remainder of our segment results in Other Operations, consisting of the corporate-owned life insurance business ("COLI"), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

Key Transactions and Other Significant Items

The following is a summary of key transactions and other significant items since January 1, 2012 affecting period-to-period comparisons of our results.

Run-off Reinsurance Transaction.    Prior to February 4, 2013, our run-off reinsurance business had significant exposures, primarily from our guaranteed minimum death benefits ("GMDB" also known as "VADBe") and guaranteed minimum income benefits ("GMIB") businesses. Effective February 4, 2013, we entered into an agreement with Berkshire to reinsure future exposures for this business, net of existing retrocessional arrangements, up to a specified limit, for a payment of $2.2 billion. The reinsurance transaction aligned with our strategy of increasing financial flexibility by accomplishing an effective exit from the GMDB and GMIB businesses. As a result of this transaction, we recorded an after-tax charge of $507 million in the first quarter of 2013 that was reported as a special item. See Note 7 to the Consolidated Financial Statements and the Other Operations section of this MD&A for additional information.

Pharmacy Benefit Management ("PBM") Services Agreement.    In June 2013, we entered into a 10-year pharmacy benefit management services agreement with Catamaran Corporation. Under this agreement, we utilize their technology and service platforms, retail network contracting and claims processing services. In the second quarter of 2013, we recorded one-time transaction costs of $37 million pre-tax ($24 million after-tax) that were reported as a special item. This arrangement has produced a positive contribution to earnings in 2014 through improved clinical management, purchasing and administrative efficiencies.

Organizational Efficiency Plans.    We regularly evaluate ways to deliver our products and services more efficiently and at a lower cost. During 2013 and 2012, we adopted specific plans to increase our organizational efficiency, resulting in a charge of $60 million pre-tax ($40 million after-tax) in 2013 and $77 million pre-tax ($50 million after-tax in 2012. See Note 6 to the Consolidated Financial Statements for additional information.

Disability Claims Regulatory Matter

During the second quarter of 2013, we finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the "monitoring states") related to our long-term disability claims handling practices. In connection with the terms of the agreement, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013. The charge was comprised of two elements: (1) $48 million of benefit costs and reserves from reassessed claims expected to be reopened, and (2) $29 million of additional costs for open claims as a result of the claims handling changes being implemented. This charge was reported in the Group Disability and Life segment. We are actively implementing the terms of the agreement and continue to communicate with the monitoring states on progress. If the monitoring states find material non-compliance

CIGNA CORPORATION - 2014 Form 10-K 33

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

with the terms of the agreement upon re-examination, we may be subject to additional fines or penalties. In addition to the monitoring states, most other jurisdictions have joined the agreement as participating, non-monitoring states.

Health Care Industry Developments

Health Care Reform and the implementing regulations have resulted in broad changes that are meaningfully impacting the industry, including relationships with customers and health care providers, the design of products and services, and pricing and delivery systems. In 2013, the industry saw government-prescribed reductions to Medicare reimbursement rates (i.e., sequestration), ongoing payment reductions for Medicare Advantage plans by the Centers for Medicare and Medicaid Services ("CMS") and changes in requirements associated with operational and performance metrics used to determine Medicare Advantage payments and benefits. For 2014, there have been further changes resulting from Health Care Reform and the implementing regulations including public exchanges, a non-deductible industry tax in addition to fees and assessments, and minimum medical loss ratio requirements for Medicare Advantage and Medicare Part D plans. Collectively, these changes have had a significant impact on our business and customers, requiring adjustments to our business model to mitigate their effects on our results of operations and cash flows.

The "Regulation" section of this Form 10-K provides a detailed and up-to-date description of Health Care Reform provisions and other legislative initiatives that impact our domestic health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services ("HHS"). The table presented below provides a summary of the financial impacts of key provisions of Health Care Reform in 2014 and beyond.

Item	Description

Medicare Advantage ("MA") and Part D Program Impacts – Sequestration – MA Rates – Medical Loss Ratio (MA and Part D)	Sequestration: As a result of sequestration, federal government reimbursement rates for MA and Part D were lowered by 2% beginning April 1, 2013. This program is expected to run through 2023. While these rate reductions significantly impact our Government operating segment, their overall effect on consolidated net income and cash flows was immaterial in 2013 and 2014 and is expected to continue to be immaterial.

MA Rates: In April 2014, CMS published its notice of final federal government reimbursement rates for calendar year 2015. Based on industry data, overall MA rates for 2015 are expected to be 2% lower than 2014 for MA carriers. Assuming a similar book of business to 2014, we would expect a 2% rate decrease to lower full-year 2015 MA premiums by approximately $100 million. We do not expect these lower rates to have a significant impact on our 2015 net income or cash flows based on our 2015 bid submissions that included adjustments to our programs and services to reflect the 2015 rates.

The 2014 federal government reimbursement rates established by CMS included a variety of payment reductions to Medicare plans. Overall, these rates were reduced by approximately 6% compared with 2013. Assuming a similar book of business to 2013, we estimated this rate decrease would lower full-year 2014 MA premiums by approximately $300 million. In 2014, premium decreases related to the CMS rate reductions have been partially mitigated through changes in member risk scores and customer enrollment mix (in total, and by county).

These rate reductions, together with the impact of the health insurance industry tax, have negatively impacted margins for the Government operating segment.

Medical Loss Ratio ("MLR"): Beginning in 2014, if our MLR for MA or Part D business is less than the required 85% minimum, we will be required to pay a rebate to CMS. The effect of these MLR rebates was not material to our results of operations or cash flows in 2014.

34 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item	Description

Health Care Reform Taxes and Fees – Industry Tax	Health Insurance Industry Tax: See Note 2 to the Consolidated Financial Statements for additional information. In 2014, we recognized $238 million in operating expenses for the industry tax. Because this tax is not deductible for federal income tax purposes, our effective tax rate increased in 2014, both on a consolidated basis and for the Global Health Care segment. Of the full-year tax, $134 million relates to our commercial business and the remaining $104 million relates to our Medicare business. For our commercial business, we incorporated the 2014 fees into our targeted pricing actions. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates in 2014 have contributed to lower margins in the Government operating segment in 2014. See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.
– Reinsurance Fee

Reinsurance Fee: This fee is a fixed dollar per customer levy that applies to insurers and self-insured major medical plans excluding Medicare Advantage and Medicare Part D products. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. For our insured business, the amount of the fee is approximately $110 million in 2014 and is tax deductible. We incorporated the 2014 fees into our targeted pricing actions. See the Global Health Care section of this MD&A for further discussion.

Public Health Exchanges	Public Health Exchanges: For 2014, we offered individual coverage on five public health insurance exchanges (Arizona, Colorado, Florida, Tennessee and Texas). Beginning in 2015, in addition to those five states, we began offering coverage on exchanges in Maryland, Georgia and Missouri. See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.
Risk Mitigation Programs

Risk Mitigation Programs: See Note 2 to the Consolidated Financial Statements for a description of these programs that commenced on January 1, 2014 along with our accounting policy. We recorded receivables of approximately $200 million after-tax in 2014 related to these programs.

Commercial MLR	Commercial MLR: The effect of the commercial MLR rebate accrual was not material to our results of operations or cash flows in 2014.

CIGNA CORPORATION - 2014 Form 10-K 35

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Summarized below are our results of operations on a GAAP basis.

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Premiums	$27,214	$25,575	$23,017	$1,639	6%	$2,558	11%
Fees and other revenues	4,141	3,601	3,291	540	15	310	9
Net investment income	1,166	1,164	1,144	2	–	20	2
Mail order pharmacy revenues	2,239	1,827	1,623	412	23	204	13
Realized investment gains	154	213	44	(59)	(28)	169	N/M

Total revenues	34,914	32,380	29,119	2,534	8	3,261	11

Global Health Care medical claims expense	16,694	15,867	14,228	827	5	1,639	12
Other benefit expenses	4,640	4,998	3,672	(358)	(7)	1,326	36
Mail order pharmacy costs	1,907	1,509	1,328	398	26	181	14
Other operating expenses	8,369	7,830	7,414	539	7	416	6

Benefits and expenses	31,610	30,204	26,642	1,406	5	3,562	13

Income before income taxes	3,304	2,176	2,477	1,128	52	(301)	(12)
Income taxes	1,210	698	853	512	73	(155)	(18)

Net income	2,094	1,478	1,624	616	42	(146)	(9)
Less: net income (loss) attributable to noncontrolling interests	(8)	2	1	(10)	N/M	1	100

Shareholders' net income	$2,102	$1,476	$1,623	$626	42%	$(147)	(9)%

A reconciliation of shareholders' net income to adjusted income from operations follows:

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Shareholders' net income	$2,102	$1,476	$1,623	$626	42%	$(147)	(9)%
Less: realized investment gains, net of taxes	106	141	31	(35)	(25)	110	N/M

Segment earnings	1,996	1,335	1,592	661	50	(257)	(16)
Less: GMIB and special items (after-tax):
Results of GMIB business	–	25	29	(25)		(4)
Costs associated with PBM services agreement	–	(24)	–	24		(24)
Charge related to reinsurance transaction (See Note 7 to the Consolidated Financial Statements)	–	(507)	–	507		(507)
Charge for disability claims regulatory matter (See Note 23 to the Consolidated Financial Statements)	–	(51)	–	51		(51)
Charges for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	–	(40)	(50)	40		10
Charges associated with litigation matters discussed in Note 23 to the Consolidated Financial Statements	–	–	(81)	–		81
Costs associated with acquisitions (See Note 3 to the Consolidated Financial Statements)	–	–	(40)	–		40

ADJUSTED INCOME FROM OPERATIONS	$1,996	$1,932	$1,734	$64	3%	$198	11%

Other Key Consolidated Financial Data
Global medical customers, excluding limited benefits (in thousands)	14,456	14,078	13,856	378	3%	222	2%
Effective tax rate	36.6%	32.1%	34.4%	450bps		(230)bps

36 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations: 2014 Compared to 2013 and 2013 Compared to 2012
•
Revenues: The components of revenue changes are discussed further below:

•
Premiums. The increase in 2014 compared with 2013 reflects premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life. These results are primarily attributable to rate increases to recover both medical cost trend and new taxes and fees assessed under Health Care Reform. Business growth in certain of our market segments and products, including U.S. commercial individual, stop loss and Medicaid also contributed to the increase. The increase in 2013 compared with 2012 was driven primarily by continued customer growth in targeted markets of all of the ongoing segments, and, to a lesser extent, acquisitions in late 2012 in the Global Supplemental Benefits segment.

•
Fees and other revenues. The increase in 2014 compared with 2013 largely resulted from growth in specialty contributions, including pharmacy and cost containment. For 2013, the growth in fees and other revenues over 2012 was due to customer growth as well as increased specialty contributions. Fees and other revenues also included pre-tax losses of $39 million in 2013 and $119 million in 2012 attributable to the hedge program associated with the GMDB and GMIB businesses prior to the reinsurance transaction with Berkshire in 2013.

•
Net investment income. In 2014, net investment income was flat compared with 2013, reflecting higher average investment assets offset by lower yields. The slight increase in 2013, compared with 2012, was primarily due to higher yields driven in part by higher partnership income, partially offset by lower average investment assets primarily due to sales of assets to fund the reinsurance transaction with Berkshire.

•
Mail order pharmacy revenues. Increases in each of 2014 and 2013 compared with the prior year, primarily reflected higher prescription volume for specialty medications (injectibles) and price increases to recover pharmacy cost trend.

•
Realized investment results. In 2014, realized investment results decreased compared with 2013, primarily due to significantly lower gains on sales of fixed maturities that were partially offset by a gain on the sale of an equity interest in 2014. The significant increase in 2013, compared with 2012, primarily resulted from gains on the sales of real estate joint ventures and higher gains on sales of fixed maturities. In the first quarter of 2013, we realized large gains on sales of fixed maturities primarily to fund the reinsurance transaction with Berkshire. See Note 14 to the Consolidated Financial Statements for additional information.

•
Global Health Care medical claims expense. See the Global Health Care section of this MD&A for further discussion.

•
Other benefit expenses. The decrease in other benefit expenses in 2014 compared with 2013 resulted from the absence of the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire ($727 million pre-tax), partially offset by continued business growth in the Global Supplemental and Group Disability and Life segments. In 2013, the increase compared with 2012 reflected the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire and, to a lesser extent, continued business growth in the Global Supplemental and Group Disability and Life segments.

•
Mail order pharmacy costs. The increases in both 2014 and 2013 are due to volume increases for specialty medications (injectibles) and higher unit costs.

•
Other operating expenses. In 2014, the increase in other operating expenses over 2013 was largely driven by new taxes and fees assessed under Health Care Reform and business growth in all of our ongoing segments. The increase in 2013 compared with 2012 was due primarily to business growth in all of our ongoing segments. See the segment reporting section of this MD&A for additional discussion of operating expenses.

•
Shareholders' net income. For 2014, the significant increase in shareholders' net income compared with 2013 is largely due to the absence of the $507 million after-tax charge associated with the reinsurance agreement with Berkshire recorded in the first quarter of 2013. The decrease in shareholders' net income in 2013, compared with 2012 was also driven by this after-tax charge, partially offset by an increase in adjusted income from operations.

•
Adjusted income from operations. In 2014, the increase in adjusted income from operations compared with 2013 was largely driven by higher earnings in our ongoing business segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life), partially offset by higher taxes in Corporate related to Health Care Reform and the absence of favorable tax benefits recorded in the third quarter of 2013. The increase in adjusted income from operations in 2013 compared with 2012 was largely attributable to earnings growth in all of our ongoing business segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life). See the segment discussions later in this MD&A for further information.

•
Consolidated effective tax rate. The increase in the consolidated effective tax rate in 2014, compared with 2013, was primarily driven by the non-deductible health insurance industry tax first assessed under Health Care Reform in 2014. The consolidated effective tax rate decreased in 2013, compared with 2012, primarily driven by favorable tax benefits reported in the third quarter of 2013. See Note 19 to the Consolidated Financial Statements for additional information.

•
Global medical customers (excluding limited benefits). We exited the limited benefits business in 2014 as required by Health Care Reform. Excluding limited benefits customers, our medical customer base increased in both 2014 and 2013 compared with comparable prior years, primarily driven by continued growth in our targeted market segments.
CIGNA CORPORATION - 2014 Form 10-K 37

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Financial Summary (In millions)	2014	2013	2012

Short-term investments	$163	$631	$154
Cash and cash equivalents	$1,420	$2,795	$2,978
Short-term debt	$147	$233	$201
Long-term debt	$5,005	$5,014	$4,986
Shareholders' equity	$10,774	$10,567	$9,769

Consolidated short-term investments decreased in 2014 compared with 2013 as a result of the Company reinvesting proceeds from maturities of short-term investments in longer-term holdings. The increase in short-term investments in 2013 compared with 2012 was driven by purchases of liquid commercial paper and United States Government obligations.

Liquidity

We maintain liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•
claim and benefit payments to policyholders; and

•
operating expense requirements, primarily for employee compensation and benefits, information technology and real estate.

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

•
using proceeds from issuance of debt (including commercial paper) and equity securities; and

•
borrowing from its subsidiaries.

Cash flows for the years ended December 31, were as follows:

(In millions)	2014	2013	2012

Net cash provided by operating activities	$1,994	$719	$2,350
Net cash provided by (used in) investing activities	$(1,755)	$15	$(3,857)
Net cash used in financing activities	$(1,582)	$(930)	$(228)

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

Cash flows from financing activities are generally comprised of issuances and re-payment of debt at the parent company level, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases. In addition, the subsidiaries report deposits to and withdrawals from investment contract liabilities (including universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

Operating activities

Cash flows from operating activities increased substantially in 2014 compared with 2013, primarily due to the absence of the 2013 reinsurance payments totaling $2.2 billion to Berkshire. Excluding those payments and tax benefits realized in connection with the Berkshire transaction, cash flows from operating activities in 2014 decreased by $0.6 billion, compared with 2013. This decrease was primarily related to the volume and timing of reimbursements prescribed by government programs.

38 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash provided by operating activities declined by $1.6 billion in 2013 compared with 2012 primarily due to reinsurance payments totaling $2.2 billion made in 2013 to Berkshire.

Investing activities

Cash flows from investing activities decreased by $1.8 billion in 2014 compared with 2013, primarily due to higher net purchases of fixed maturities. In 2013, net purchases of fixed maturities were lower than 2014 primarily due to funding the Berkshire transaction. Cash flows from investing activities increased by $3.9 billion in 2013 compared with 2012 primarily driven by the absence of 2012 payments to acquire HealthSpring.

Financing activities

Cash used in financing activities increased in 2014 compared with the same period in 2013, primarily reflecting $0.6 billion in higher repurchases of common stock. Cash used in financing activities in 2013 increased by $0.7 billion compared with 2012 primarily due to higher repurchases of common stock.

Share repurchase

We maintain a share repurchase program that was authorized by our Board of Directors. The decision to repurchase shares depends on market conditions and alternate uses of capital. We have repurchased, and may continue to repurchase, shares on the open market through a Rule 10b5-1 plan that permits a company to repurchase its shares at times when it otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading blackout periods. We suspend activity under this program from time to time and also remove such suspensions, generally without public announcement.

In 2014, we repurchased 18.5 million shares for $1.6 billion. From January 1, 2015 through February 25, 2015 we repurchased 1.9 million shares for $217 million. On February 25, 2015, the Company's Board of Directors increased share repurchase authority by $500 million. Accordingly, the total remaining share repurchase authorization as of February 25, 2015 was $966 million. In 2013, the Company repurchased 13.6 million shares for $1.0 billion and, in 2012, we repurchased 4.4 million shares for $208 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2014	2013	2012

Interest expense	$265	$270	$268

The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 0.27% at December 31, 2014 and 0.41% at December 31, 2013.

Capital Resources

Our capital resources (primarily retained earnings and proceeds from the issuance of debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

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

Liquidity and Capital Resources Outlook

At December 31, 2014, there was approximately $400 million in cash and short-term investments available at the parent company level. In 2015, the parent company's combined cash obligations are expected to be approximately $380 million to pay for commercial paper maturities, interest, dividends and required pension contributions.

We expect, based on the parent company's current cash position, current projections for subsidiary dividends, and the ability to refinance its commercial paper borrowing, to have sufficient liquidity to meet the obligations discussed above.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of December 31, 2014, the parent company had approximately $165 million of net intercompany loans receivable from its insurance subsidiaries. Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2014, $1.5 billion of short-term borrowing capacity under the credit

CIGNA CORPORATION - 2014 Form 10-K 39

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

agreement was available to us. Within the maximum debt leverage covenant in the line of credit agreement, we have $6.5 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations. These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations. As of December 31, 2014 undistributed earnings were approximately $1.8 billion. Approximately $15 million of cash and cash equivalents held overseas would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates. This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States. Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Unfunded Pension Plan Liability.    As of December 31, 2014, our unfunded pension liability was $1.1 billion, reflecting an increase of approximately $0.5 billion from December 31, 2013. The year over year increase in the unfunded liability reflected $0.6 billion in higher projected benefit obligations primarily as a result of a decrease of 75 basis points in the assumed discount rate, and changes to our mortality assumptions based on an updated pension mortality table. These impacts were partially offset by $0.1 billion in asset growth driven by pension contributions and strong asset returns. In 2015, we do not expect to make pension contributions in excess of the $5 million minimum required under the Pension Protection Act of 2006. See Note 9 for additional information regarding our pension plans.

Solvency II.    Our businesses in the European Union will be subject to the directive on insurance regulation, solvency and governance requirements known as Solvency II. This directive will impose economic risk-based solvency and governance requirements and supervisory rules and becomes effective in 2016, although certain EU country regulators are requiring companies to demonstrate technical capability and comply with increased capital levels in advance of this effective date. Our European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated governance and technical capability requirements.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of our primary contractual cash obligations, as of December 31, 2014, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$6,693	$744	$966	$777	$4,206
Future policy benefits	11,665	459	1,114	1,091	9,001
Global Health Care medical claims payable	2,193	2,125	24	11	33
Unpaid claims and claims expenses	4,776	1,463	927	624	1,762
Short-term debt	147	147	–	–	–
Long-term debt	8,435	263	1,383	828	5,961
Other long-term liabilities	695	154	121	87	333
Off-Balance Sheet:
Purchase obligations	945	462	284	139	60
Operating leases	604	139	207	130	128

TOTAL	$36,153	$5,956	$5,026	$3,687	$21,484

The expected future cash flows for GMDB and GMIB contracts included in the table above (within future policy benefits and other long-term liabilities) do not consider any of the related reinsurance arrangements.

On-Balance Sheet:
•
Insurance liabilities.  Contractual cash obligations for insurance liabilities, excluding unearned premiums, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $20 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded
40 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

contractholder liabilities exclude future interest crediting, charges and fees. We manage our investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses, are excluded from the table above as net cash flows associated with them are not expected to impact us. The total amount of these reinsured reserves excluded is approximately $5 billion.

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

Estimated payments of $76 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. Our best estimate is that contributions to the qualified domestic pension plans during 2015 will be approximately $5 million. We expect to make payments subsequent to 2015 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 9 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

The above table also does not contain $26 million of liabilities for uncertain tax positions because we cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 19 to the Consolidated Financial Statements for the year ended December 31, 2014 for further information.

Off-Balance Sheet:

Purchase obligations.    As of December 31, 2014, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$74
Commercial mortgage loans	65
Real estate	–
Limited liability entities (other long-term investments)	682

Total investment commitments	821
Future service commitments	124

TOTAL PURCHASE OBLIGATIONS	$945

We had commitments to invest in limited liability entities that hold real estate, loans to real estate entities or securities. See Note 11(C) to the Consolidated Financial Statements for additional information.

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

CIGNA CORPORATION - 2014 Form 10-K 41

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

42 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill

At the acquisition date, goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.

We completed our annual evaluations of goodwill for impairment during the third quarter of 2014. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses. The evaluations indicated that no impairment was required.

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

Our Cigna-HealthSpring business (reported in the Government operating segment that is also the reporting unit) contracts with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this business incorporated the potential effects of sequestration and Medicare Advantage reimbursement rates for 2015 and beyond as discussed in the "Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.

Goodwill as of December 31 was as follows (in millions):

•

2014 – $5,989

•

2013 – $6,029

See Notes 2(H) and 8 to the Consolidated Financial Statements for additional discussion of our goodwill.

If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results. Future reductions in the funding for our Medicare programs by the federal government would reduce Cigna-HealthSpring's revenues and profitability and adversely impact the fair value of the Government operating segment.

The estimated fair value of each reporting unit exceeded its carrying value by a substantial margin based on our annual evaluations of goodwill for impairment during the third quarter of 2014.

CIGNA CORPORATION - 2014 Form 10-K 43

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

2014 – $1,099

•

2013 – $611

See Note 9 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

The discount rate is typically the most significant assumption in measuring the pension liability. We develop the discount rate by applying actual annualized yields at various durations from a discount rate curve constructed from high quality corporate bonds.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points, the accrued pension benefit liability would increase by approximately $240 million as of December 31, 2014 resulting in an after-tax decrease to shareholders' equity of approximately $155 million.

If the December 31, 2014 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $415 million as of December 31, 2014 resulting in an after-tax decrease to shareholders' equity of approximately $270 million.

The impacts of these hypothetical changes on pension expense or minimum funding requirements would not be material to our results of operations, financial condition or liquidity in 2015.

An increase in these key assumptions would result in impacts to, the accrued pension liability and shareholders' equity in an opposite direction, but similar amounts.

Global Health Care medical claims payable

Medical claims payable for the Global Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical claims payable as of December 31 were as follows (in millions):

•

2014 – gross $2,180; net $1,928

•

2013 – gross $2,050; net $1,856

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Notes 2 and 5 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

In 2014, actual experience differed from our key assumptions as of December 31, 2013, resulting in $159 million of favorable incurred claims related to prior years' medical claims payable or 1.0% of the current year incurred claims as reported in 2013. In 2013, actual experience differed from our key assumptions as of December 31, 2012, resulting in $182 million of favorable incurred claims related to prior years' medical claims, or 1.3% of the current year incurred claims reported in 2012. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The impact of this favorable prior year development was an increase to shareholders' net income of $53 million in 2014. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in shareholders' net income as explained in Note 5 to the Consolidated Financial Statements.

44 CIGNA CORPORATION - 2014 Form 10-K

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

If the interest rates used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $19.0 billion would decrease by approximately $1.2 billion.

Assessment of "other-than-temporary" impairments of fixed maturities

To determine whether a fixed maturity's decline in fair value below its amortized cost is other than temporary, we must evaluate the expected recovery in value and our intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. To make this determination, we consider a number of general and specific factors including the regulatory, economic and market environments, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.

See Notes 2 (C) and 11 to the Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for fixed maturities.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders' net income for the year ended December 31, 2014 would have decreased by approximately $28 million after-tax.

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

CIGNA CORPORATION - 2014 Form 10-K 45

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

the results of the GMIB business because, prior to the reinsurance transaction with Berkshire on February 4, 2013, the changes in the fair value of GMIB assets and liabilities were volatile and unpredictable.

The tables presented below summarize results from operations by segment.

Shareholders' Net Income	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Segment earnings (loss)
Global Health Care	$1,646	$1,517	$1,418	$129	9%	$99	7%
Global Supplemental Benefits	230	175	142	55	31	33	23
Group Disability and Life	317	259	279	58	22	(20)	(7)
Other Operations	68	(394)	82	462	117	(476)	N/M
Corporate	(265)	(222)	(329)	(43)	(19)	107	33

Total	1,996	1,335	1,592	661	50	(257)	(16)
Net realized investment gains, net of taxes	106	141	31	(35)	(25)	110	N/M

Shareholders' net income	$2,102	$1,476	$1,623	$626	42%	$(147)	(9)%

Adjusted Income (Loss) From Operations	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Global Health Care	$1,646	$1,572	$1,480	$74	5%	$92	6%
Global Supplemental Benefits	230	183	148	47	26	35	24
Group Disability and Life	317	311	281	6	2	30	11
Other Operations	68	88	53	(20)	(23)	35	66
Corporate	(265)	(222)	(228)	(43)	(19)	6	3

Total	$1,996	$1,932	$1,734	$64	3%	$198	11%

Global Health Care Segment

We measure the operating effectiveness of the Global Health Care segment using the following key factors:

•
segment earnings and adjusted income from operations;

•
customer growth;

•
sales of specialty products;

•
operating expense as a percentage of segment revenues (operating expense ratio); and

•
medical expense as a percentage of premiums (medical care ratio or "MCR").
46 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Premiums	$20,709	$19,626	$17,877	$1,083	6%	$1,749	10%
Fees and other revenues	4,005	3,518	3,321	487	14	197	6
Net investment income	337	325	259	12	4	66	25
Mail order pharmacy revenues	2,239	1,827	1,623	412	23	204	13

Segment revenues	27,290	25,296	23,080	1,994	8	2,216	10

Medical claims expense	16,694	15,867	14,228	827	5	1,639	12
Mail order pharmacy costs	1,907	1,509	1,328	398	26	181	14
Operating expenses	6,009	5,581	5,313	428	8	268	5

Benefits and expenses	24,610	22,957	20,869	1,653	7	2,088	10

Income before taxes	2,680	2,339	2,211	341	15	128	6
Income taxes	1,035	822	793	213	26	29	4
Loss attributable to noncontrolling interest	(1)	–	–	(1)	(100)	–	–

SEGMENT EARNINGS	1,646	1,517	1,418	129	9	99	7

Less: special items (after-tax) included in segment earnings:
Charge for organizational efficiency plan (See Note 6 to the Consolidated Financial Statements)	–	(31)	(42)	31		11
Costs associated with PBM services agreement	–	(24)	–	24		(24)
Costs associated with acquisitions	–	–	(7)	–		7
Charge related to litigation matter	–	–	(13)	–		13

ADJUSTED INCOME FROM OPERATIONS	$1,646	$1,572	$1,480	$74	5%	$92	6%

Realized investment gains, net of taxes	$54	$73	$9	$(19)	(26)%	$64	N/M

Effective tax rate	38.6%	35.1%	35.9%	350bps		(80)bps

Earnings Discussion: 2014 compared to 2013

Excluding the special items reported in 2013, segment earnings and adjusted income from operations increased in 2014, compared with 2013. This growth was primarily driven by increased specialty contributions, including strong pharmacy results, partially offset by lower earnings in our government segment primarily due to taxes and fees mandated by Health Care Reform and a higher medical care ratio in our Medicare Part D business. In addition, results include the impact of higher operating expenses reflecting investment spending to enhance our capabilities, and lower margins in our U.S. Commercial group risk business, including our exit from the limited benefits business. Results in the U.S. commercial individual business (after considering receivables from the government risk mitigation programs) were flat.

Earnings Discussion: 2013 compared to 2012

The increase in Global Health Care's segment earnings and adjusted income from operations in 2013, compared with 2012, reflected revenue growth from a higher customer base and rate increases consistent with underlying medical cost trends. Results in 2013 also benefited from increased specialty contributions and higher net investment income.

These favorable effects were partially offset by a higher MCR in Medicare Advantage in 2013 driven by lower per member government reimbursements and higher inpatient and outpatient medical costs. In 2013, results also included higher operating expenses associated with customer growth and enhancements to our capabilities, partially offset by operating cost efficiencies.

CIGNA CORPORATION - 2014 Form 10-K 47

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenues

The table below shows premiums by product line for the Global Health Care segment:

	For the years ended December 31,

(In millions)	2014	2013	2012

Guaranteed cost	$4,600	$4,463	$4,256
Experience-rated	2,322	2,292	2,022
Stop loss	2,318	1,907	1,672
International health care	1,827	1,752	1,648
Dental	1,257	1,139	1,005
Medicare	5,660	5,639	4,969
Medicaid	515	317	207
Medicare Part D	1,405	1,387	1,421
Other	805	730	677

TOTAL PREMIUMS	$20,709	$19,626	$17,877

Premiums. The increase in 2014 compared with 2013 was primarily driven by rate increases on most products in the Commercial segment to recover underlying medical cost trends and taxes and fees mandated by Health Care Reform. In addition, premiums reflect customer growth in our U.S. commercial individual business, as well as in targeted markets for stop loss and Medicaid products. These increases were partially offset by a decline in group commercial risk customers including a shift from our insured to self-insured products and our exit from the limited benefits business.

Premiums increased in 2013, compared with 2012, in the U.S. Commercial segment due to customer growth and rate increases consistent with underlying medical cost trends. In addition, Medicare Advantage premiums were higher due to timing of the HealthSpring acquisition and customer growth.

Fees and other revenues. The increase in 2014, compared with 2013, largely resulted from growth in specialty contributions, including pharmacy and cost containment. In 2013, the growth in fees and other revenues compared to 2012 was due to customer growth as well as increased cost containment revenues.

Net investment income. The increases in both 2014 and 2013, compared with each prior year, were due to higher assets and higher income from partnership investments, with the 2014 increase partially offset by lower yields.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

(In millions)	2014	2013	2012

Mail order pharmacy costs	$1,907	$1,509	$1,328
Medical claims expense	16,694	15,867	14,228
Operating expenses, excluding special items	6,009	5,497	5,217
Special items	–	84	96

TOTAL BENEFITS AND EXPENSES	$24,610	$22,957	$20,869

Selected ratios

Guaranteed cost medical care ratio	81.8%	81.5%	80.2%
Medicare Advantage medical care ratio	83.5%	84.8%	80.9%
Medicare Part D medical care ratio	86.3%	82.3%	81.2%
Operating expense ratio – including special items	22.0%	22.1%	23.0%
Operating expense ratio – excluding special items	22.0%	21.7%	22.6%

48 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical claims expense. The 5% increase in 2014 compared with 2013 primarily reflects medical cost inflation and customer growth, partially offset by our exit from the limited benefits business.

Medical claims expense increased 12% in 2013 compared with 2012, primarily due to medical cost inflation, the timing of the HealthSpring acquisition, and customer growth. Higher Medicare Advantage inpatient and outpatient medical costs also contributed to the increase.

The guaranteed cost medical care ratio increased slightly in 2014, compared with 2013, due to a higher medical care ratio in the U.S. individual business and the exit from the limited benefits business, offset by rate increases to cover new taxes and fees mandated by Health Care Reform.

The Medicare Advantage medical care ratio decreased in 2014, compared to 2013, reflecting improved per-customer revenues. The ratio increased in 2013, compared with 2012, driven by lower government reimbursement rates as well as higher medical costs.

The Medicare Part D medical care ratio increased in 2014, compared with 2013, primarily due to higher pharmacy costs including some impact from the mix and channel of customer drug purchases as well as increased specialty medication costs.

Operating expenses. Operating expenses increased 8% in 2014 compared with 2013. Excluding the 2013 special items and the Health Care Reform taxes and fees that became effective in 2014, operating expenses increased 3% in 2014 compared with 2013. The increase primarily reflects higher volume-related expenses and greater spending to enhance our capabilities, partially offset by cost efficiencies.

Operating expenses increased 5% in 2013 compared with 2012, primarily reflecting customer growth, increased spending to enhance our capabilities, including costs associated with our new PBM arrangement, and the timing of the HealthSpring acquisition, partially offset by cost efficiencies.

The operating expense ratios, both including and excluding special items, are essentially flat in 2014, compared with 2013. Excluding the Health Care Reform taxes and fees that became effective in 2014, the operating expense ratios decreased in 2014 compared with 2013, reflecting cost efficiencies and higher revenue, partially offset by higher spending to enhance our capabilities.

The operating expense ratios including and excluding special items decreased in 2013, compared with 2012, primarily driven by revenue growth and cost efficiencies partially offset by higher spending to enhance our capabilities, including 2013 costs associated with our new PBM arrangement.

Effective Tax Rates. The increase in the segment's effective tax rate in 2014 compared with 2013 was attributable to the 2014 health insurance industry tax that is not tax deductible. The slight decline in the effective tax rate in 2013 compared with 2012 primarily reflected the recognition of tax benefits in certain of the segment's foreign operations.

Other Items Affecting Health Care Results

Global Health Care Medical Claims Payable

Medical claims payable increased 6% in 2014 compared with 2013, primarily driven by growth in the individual and stop loss books of business. Medical claims payable increased 10% in 2013 compared with 2012, primarily reflecting growth in the stop loss and HealthSpring books of business.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•
is covered under an insurance policy or service agreement issued by the Company;

•
has access to the Company's provider network for covered services under their medical plan; or

•
has medical claims that are administered by the Company.
CIGNA CORPORATION - 2014 Form 10-K 49

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, estimated medical customers were as follows:

(In thousands)	2014	2013	2012

Commercial Risk:
U.S. Guaranteed cost(1)	930	960	946
U.S. Experience-rated	840	794	786
International health care – Risk	764	742	744

Total commercial risk(1)	2,534	2,496	2,476

Medicare	459	467	426
Medicaid	59	25	23

Total government	518	492	449

Total risk(1)	3,052	2,988	2,925
Service, including international health care	11,404	11,090	10,931

TOTAL MEDICAL CUSTOMERS (excluding limited benefits)	14,456	14,078	13,856
Limited benefits	–	139	189

TOTAL MEDICAL CUSTOMERS	14,456	14,217	14,045

(1)
2013 and 2012 exclude limited benefits customers.

As required by Health Care Reform, we exited the limited benefits business effective December 31, 2013. Excluding this impact, our medical customer base increased 3% in 2014, primarily driven by continued growth in the middle market, select, individual, and government market segments, partially offset by a decline in the national market segment.

Excluding limited benefits customers, medical customers increased 2% in 2013 compared to 2012, primarily reflecting continued ASO customer growth due to strong retention and sales in targeted market segments.

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

•
the impact of movements in foreign currency; and

•
the effective tax rate.

Throughout this discussion, prior period currency adjusted income from operations, revenues, and benefits and expenses are being calculated by applying the current period's exchange rates to reported results in the prior period. A strengthening U.S. Dollar against foreign currencies will decrease segment earnings, while a weakening U.S. Dollar produces the opposite effect.

As described in Note 3 to the Consolidated Financial Statements, the Global Supplemental Benefits segment acquired two businesses during the second half of 2012: Great American Supplemental Benefits and Finans Emeklilik (also referred to as the "Turkey JV"). Collectively, throughout this discussion these two transactions are referred to as "the acquisitions."

50 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Premiums	$2,844	$2,496	$1,975	$348	14%	$521	26%
Fees and other revenues	52	43	30	9	21	13	43
Net investment income	109	100	90	9	9	10	11

Segment revenues	3,005	2,639	2,095	366	14	544	26

Benefit expenses	1,544	1,310	1,005	234	18	305	30
Operating expenses	1,190	1,102	911	88	8	191	21

Total benefits and expenses	2,734	2,412	1,916	322	13	496	26

Income before taxes	271	227	179	44	19	48	27
Income taxes	48	50	36	(2)	(4)	14	39
Income (loss) attributable to redeemable noncontrolling interest	(7)	2	–	(9)	N/M	2	N/M
Income attributable to other noncontrolling interest	–	–	1	–	–	(1)	(100)

SEGMENT EARNINGS	230	175	142	55	31	33	23

Less: special items (after-tax) included in segment earnings:
Charges for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	–	(8)	(6)	8		(2)

ADJUSTED INCOME FROM OPERATIONS	$230	$183	$148	$47	26%	$35	24%

Adjusted income from operations, using actual 2014 currency exchange rates	$230	$190	$152	$40	21%	$38	25%

Realized investment gains, net of taxes	$3	$5	$1	$(2)	(40)%	$4	N/M

Effective tax rate	17.7%	22.0%	20.1%	(430) bps		190 bps

Loss ratio	54.3%	52.5%	50.9%	180 bps		160 bps

Acquisition cost ratio	21.4%	23.6%	25.1%	(220) bps		(150) bps

Expense ratio (excluding acquisition costs)	18.2%	18.2%	18.4%	– bps		(20) bps

Earnings Discussion: 2014 compared to 2013

The increase in segment earnings and adjusted income from operations was driven in part by a lower acquisition cost ratio and continuing business growth, primarily in South Korea, partially offset by a higher loss ratio driven by a business mix shift and higher incurred claims. 2014 results also included favorable tax-related items of $21 million recorded in the third quarter of 2014 (see effective tax rate discussion below).

Earnings Discussion: 2013 compared to 2012

The increase in segment earnings and adjusted income from operations was primarily driven by business growth, primarily in South Korea, lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets, and earnings of the acquisitions during the second half of 2013, partially offset by higher acquisition and benefits expenses.

Revenues

Premiums increased in both 2014 and 2013 compared with each prior year. When applying 2014 exchange rates to 2013 and 2012 results, premiums increased by 13% in 2014 and 25% in 2013. These increases were primarily attributable to new sales, particularly in South Korea and the U.S. reflecting both customer growth and sales of higher premium products. In 2013, the increase was also due to the impact of the acquisitions in the second half of 2012.

Net investment income. In 2014, net investment income increased compared with 2013, primarily due to asset growth in South Korea. Net investment income increased in 2013 compared with 2012, primarily due to the impact of the acquisitions in the second half of 2012.

Benefits and Expenses

Benefit expenses increased in both 2014 and 2013, compared with each prior year. Applying actual 2014 currency exchange rates to 2013 results, benefit expenses increased by 16%. These increases were primarily due to business growth and higher claims primarily in South Korea and the U.S. Applying actual 2014 currency exchange rates to prior year results, benefit expenses increased 28% in 2013, compared with 2012, primarily due to the acquisitions in the second half of 2012 and business growth.

Loss ratios increased in 2014 and 2013 compared with each prior year. In 2014, the increase is due primarily to a business mix shift toward products with higher loss ratios and higher incurred claims. For 2013, the increase primarily results from the inherently higher loss ratios of the acquisitions in the second half of 2012.

CIGNA CORPORATION - 2014 Form 10-K 51

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses. Included in operating expenses for the Global Supplemental Benefits segment are both policy acquisition costs and other operating expenses. Overall operating expenses were higher in 2014 and 2013 compared with each prior year, reflecting increases in both policy acquisition costs and other operating expenses. For 2014, the increase in policy acquisition costs reflects higher commissions in Hong Kong, the U.K. and the U.S., primarily driven by higher sales. For 2013, the increase in policy acquisition costs was largely attributable to the acquisitions and business growth, partially offset by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets during 2012. The increases in other operating expenses in both 2014 and 2013 compared with each prior year were largely driven by strategic business investments.

Acquisition cost ratios decreased in both 2014 and 2013 compared with each prior year. For 2014, the decline in the ratio largely represents a shift toward higher premium products and more disciplined acquisition cost spending. The decrease in the ratio in 2013 was primarily driven by lower acquisition costs in Europe reflecting a decision to cease selling activities in certain markets during 2012 and, to a lesser extent, the impact of the lower acquisition cost ratios associated with our supplemental benefits business in the U.S.

The expense ratio (excluding acquisition costs) was flat in 2014 compared with 2013 reflecting strategic business investments largely offset by operating efficiencies. In 2013, the expense ratio decreased compared with 2012 primarily due to the lower expense ratios associated with our supplemental benefits business in the U.S., partially offset by strategic business investments.

Effective tax rates. The effective tax rate for the Global Supplemental Benefits segment decreased in 2014 compared with 2013, due to favorable tax related items reported in the third quarter of 2014, primarily the favorable effect of expanding our capital management strategy to retain a significant portion of our foreign operations' earnings overseas. Effective tax rates in 2013 and 2012 largely reflect the continuing favorable impact of this capital management strategy.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market. South Korea generated 52% of the segment's revenues and 76% of the segment's earnings in 2014. Due to the concentration of business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean won, that could have a significant impact on the segment's results and our consolidated financial results. In South Korea and certain other geographic markets, we continue to innovate and broaden our product and channel distribution capabilities to support business growth and mitigate potential adverse effects of increased data privacy regulatory requirements and other risks to telemarketing distribution. In 2014, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 8% of shareholders' net income.

Group Disability and Life Segment

Key factors for this segment are:

•
premium growth, including new business and customer retention;

•
net investment income;

•
benefit expenses as a percentage of earned premium (loss ratio); and

•
other operating expense as a percentage of earned premiums and fees (expense ratio).
52 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Premiums	$3,549	$3,348	$3,044	$201	6%	$304	10%
Fees and other revenues	86	78	65	8	10	13	20
Net investment income	335	321	300	14	4	21	7

Segment revenues	3,970	3,747	3,409	223	6	338	10

Benefit expenses	2,716	2,621	2,290	95	4	331	14
Operating expenses	797	766	724	31	4	42	6

Total benefits and expenses	3,513	3,387	3,014	126	4	373	12

Income before taxes	457	360	395	97	27	(35)	(9)
Income taxes	140	101	116	39	39	(15)	(13)

SEGMENT EARNINGS	317	259	279	58	22	(20)	(7)
Less: special items (after-tax) included in segment earnings:
Charge for disability claims regulatory matter (See Note 23 to the Consolidated Financial Statements)	–	(51)	–	51		(51)
Charge for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	–	(1)	(2)	1		1

ADJUSTED INCOME FROM OPERATIONS	$317	$311	$281	$6	2%	$30	11%

Realized investment gains, net of taxes	$14	$40	$18	$(26)	(65)%	$22	122%

Effective tax rate	30.6%	28.1%	29.4%	250bps		(130)bps

Loss ratio	76.5%	78.3%	75.2%	(180)bps		310bps

Loss ratio, excluding special items	76.5%	76.0%	75.2%	50bps		80bps

Operating expense ratio	21.9%	22.4%	23.3%	(50)bps		(90)bps

Earnings Discussion: 2014 compared to 2013

Segment earnings increased in 2014 compared with 2013 due primarily to the absence of the $51 million after-tax charge related to a disability claims regulatory matter. See the Overview section of this MD&A for further information. The increase in adjusted income from operations reflected favorable life results, higher net investment income and a lower expense ratio partially offset by higher disability claim costs largely due to a lower discount rate. Disability claim costs were lower in 2013 in part due to the $29 million favorable after-tax effect of a higher discount rate on claims incurred in 2013, resulting from the reallocation of higher yielding assets to the disability and life portfolio that had previously supported liabilities in the run-off reinsurance business. The favorable after-tax effects of reserve reviews were $52 million in 2014 and $60 million in 2013.

Earnings Discussion: 2013 compared to 2012

Segment earnings decreased in 2013 compared with 2012 primarily due to the charge associated with the disability claims regulatory matter. Adjusted income from operations increased reflecting lower disability claim costs, a lower expense ratio and higher net investment income partially offset by unfavorable life claims experience. Lower disability claim costs included the $29 million favorable after-tax effect of a higher discount rate on claims incurred during 2013 as discussed above. Results included the favorable after-tax effect of reserve reviews of $60 million in 2013 and $43 million in 2012.

Revenues

Premiums.    The increases in both 2014 and in 2013 reflected new business growth due to disability and life sales and continued strong customer retention.

Net investment income.    The increases in both 2014 and in 2013 were primarily due to higher assets partially offset by lower yields.

Benefits and Expenses

Benefit expenses.    The increase in 2014 compared with 2013 was due primarily to premium growth and higher disability claims costs including the effect of a lower discount rate, partially offset by the absence of the $77 million before-tax charge for the disability claims regulatory matter and favorable life results. Disability claim costs in 2013 benefited from the $40 million before-tax impact of higher discount rates driven by the reallocation of higher yielding assets to the disability and life portfolio as noted above. The favorable life results reflected lower new claim incidence. Benefit expenses included the before-tax favorable impact of reserve reviews of $75 million in 2014 compared with $84 million in 2013.

The increase in benefit expenses in 2013 compared with 2012 was primarily due to the $77 million before-tax impact of the disability claims regulatory matter, premium growth and unfavorable life claims experience partially offset by lower disability claim costs. The unfavorable life claims experience was driven by higher new claim sizes and the lower disability claim costs were driven by discount rate changes in 2013 as discussed above and the favorable impact of reserve reviews. Benefit expenses in 2013 included the before-tax favorable impact of reserve reviews of $84 million compared with $60 million in 2012.

CIGNA CORPORATION - 2014 Form 10-K 53

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating expense ratio.    The decrease in the operating expense ratio in both 2014 and 2013 reflected continued expense discipline.

Effective tax rate.    The segment's effective tax rate is generally lower than the federal tax rate of 35%, primarily due to tax-exempt interest income on bonds. The increase in the effective tax rate in 2014 compared with 2013 resulted from a decline in the proportion of the segment's income that was attributable to tax-exempt interest and, to a lesser extent, the absence of the tax benefit reported in 2013 related to the completion of IRS tax audits. The decline in the effective tax rate in 2013 compared with 2012 was due to the tax benefit reported in 2013 related to the completion of IRS tax audits.

Other Operations

Description

Cigna's COLI business contributes the majority of earnings in Other Operations. In the first quarter of 2014, we combined the results of the Run-off Reinsurance segment with other immaterial segments in Other Operations, because the results are expected to be immaterial subsequent to the reinsurance transaction with Berkshire in 2013. Cigna's Other Operations segment also includes the results from the run-off settlement annuity business, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses. Prior year information has been conformed to the current year presentation.

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Premiums	$112	$105	$121	$7	7%	$(16)	(13)%
Fees and other revenues	14	(24)	(101)	38	158	77	76
Net investment income	384	408	490	(24)	(6)	(82)	(17)

Segment revenues	510	489	510	21	4	(21)	(4)

Benefit expenses	380	1,067	377	(687)	(64)	690	183
Operating expenses	33	53	8	(20)	(38)	45	N/M

Benefits and expenses	413	1,120	385	(707)	(63)	735	191

Income (loss) before taxes	97	(631)	125	728	115	(756)	N/M
Income taxes (benefits)	29	(237)	43	266	112	(280)	N/M

SEGMENT EARNINGS (LOSS)	68	(394)	82	462	117	(476)	N/M
Less: results of GMIB business	–	25	29	(25)		(4)
Less: special items (after-tax) included in segment earnings:
Charge related to reinsurance transaction	–	(507)	–	507		(507)

ADJUSTED INCOME FROM OPERATIONS	$68	$88	$53	$(20)	(23)%	$35	66%

Realized investment gains, net of taxes	$11	$23	$3	$(12)	(52)%	$20	N/M

Effective tax rate	29.9%	37.6%	34.4%	(770)bps		320bps

Earnings Discussion: 2014 compared to 2013

Segment earnings increased significantly in 2014 compared with 2013, due primarily to the absence of the 2013 charge related to the reinsurance transaction with Berkshire. Adjusted income from operations decreased in 2014 compared with 2013, primarily reflecting the absence of the $14 million favorable impact of the 2009-2010 IRS examinations completed during the third quarter of 2013 and higher COLI claims experience in 2014.

Earnings Discussion: 2013 compared to 2012

The decrease in segment results in 2013 compared with 2012 was driven largely by the 2013 charge related to the reinsurance transaction with Berkshire. The increase in adjusted income from operations in 2013, compared with 2012, primarily resulted from the absence of the 2012 reserve strengthening in the GMDB business of $27 million and the $14 million favorable impact of completing the 2009-2010 IRS examinations during the third quarter of 2013. See Note 19 to the Consolidated Financial Statements for additional information on the IRS examinations.

Revenues

Premiums reflect revenue primarily on universal and whole life insurance policies in the COLI business. Premiums increased in 2014 compared with 2013 driven primarily by strong persistency as well as the impact of higher mortality in 2014 on experience-rated business. In 2013, premiums decreased compared with 2012, due to the absence of VADBe premium in 2013 because of the reinsurance transaction, partially offset by higher COLI premium.

Fees and other revenues included losses of $39 million in 2013 and $119 million in 2012 associated with a dynamic hedge program for the run-off reinsurance business that was discontinued in 2013 with

54 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

the effective exit from the GMDB and GMIB businesses. Excluding this hedge activity, other revenues were slightly lower in both 2014 and 2013 compared with each prior year, primarily due to the continued decline in deferred gain amortization related to the sold retirement benefits and individual life insurance and annuity businesses.

Net investment income decreased in 2014 and, to a much more significant degree, in 2013 compared with each prior year. These decreases were primarily due to lower average yields and the selling or reallocating of investment assets in 2013 as a result of the reinsurance transaction with Berkshire.

Benefits and expenses

Benefit expenses decreased in 2014 compared with 2013 primarily due to the absence of the $727 million charge resulting from the Berkshire transaction as well as GMDB activity prior to the transaction, partially offset by higher claims experience in the COLI business. Excluding the $727 million charge resulting from the Berkshire transaction, benefit expenses decreased in 2013 compared with 2012 largely due to the GMDB activity prior to the Berkshire transaction, that was favorable in early 2013 and unfavorable in 2012.

Operating expenses decreased in 2014 compared with 2013 primarily due to the absence of expenses associated with the Berkshire transaction and lower ongoing expenses subsequent to the transaction. Operating expenses in 2012 included GMIB fair value gains of $(41) million. Excluding this GMIB activity, operating expenses increased in 2013 compared with 2012 primarily due to expenses associated with the Berkshire transaction.

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

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2014	2013	2012	2014 vs. 2013		2013 vs. 2012

Segment loss	$(265)	$(222)	$(329)	$(43)	(19)%	$107	33%
Less: special items (after-tax) included in segment loss:
Cost associated with HealthSpring acquisition (See Note 3 to the Consolidated Financial Statements)	–	–	(33)	–		33
Charge related to a litigation matter discussed in Note 23 to the Consolidated Financial Statements	–	–	(68)	–		68

ADJUSTED LOSS FROM OPERATIONS	$(265)	$(222)	$(228)	$(43)	(19)%	$6	3%

Realized investment gains, net of taxes	$24	$–	$–	$24	N/M	$–	–%

Corporate's segment loss and adjusted loss from operations increased in 2014 compared with 2013, primarily due to an increase in taxes related to certain employee stock compensation costs that are not deductible for income tax purposes under Health Care Reform.

The decrease in Corporate's segment loss in 2013 compared with 2012 is primarily attributable to the absence of special item costs associated with both litigation matters and the HealthSpring acquisition in 2012.

Investment Assets

The following table presents our invested asset portfolio, excluding separate account assets, as of December 31, 2014 and 2013. Additional information regarding our investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, 14 and 17 to the Consolidated Financial Statements.

(In millions)	2014	2013

Fixed maturities	$18,983	$16,486
Equity securities	189	141
Commercial mortgage loans	2,081	2,252
Policy loans	1,438	1,485
Other long-term investments	1,488	1,370
Short-term investments	163	631

TOTAL	$24,342	$22,365

CIGNA CORPORATION - 2014 Form 10-K 55

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities, and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value on our balance sheet. Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 of the Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2014 and 2013.

(In millions)	2014	2013

Federal government and agency	$954	$880
State and local government	1,856	2,144
Foreign government	1,940	1,444
Corporate	13,498	10,981
Mortgage-backed	85	153
Other asset-backed	650	884

TOTAL	$18,983	$16,486

The fixed maturity portfolio increased approximately $2.5 billion during 2014, reflecting increased investment in fixed maturities and the impact of decreased market yields on asset valuations. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $42 million in aggregate as of December 31, 2014. See Note 11 to the Consolidated Financial Statements for further information.

As of December 31, 2014, $17.1 billion, or 90%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed during the year.

Our investment in state and local government securities, with an average quality rating of Aa2 is diversified by issuer and geography with no single exposure greater than $28 million. We assess each issuer's credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of December 31, 2014. These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations. Foreign government obligations also include $218 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece, and Spain).

Corporate fixed maturities include private placement investments of $5.2 billion that are generally less marketable than publicly-traded bonds. However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted. Corporate fixed maturities include $343 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, and Spain. These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 2% invested in financial institutions. Corporate fixed maturities also include investments in the energy and natural gas sector of $1.4 billion that have an average quality rating of Baa and are diversified by issuer with no single exposure greater than $45 million.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2014. This review included an analysis of each property's year-end 2013 financial statements, rent rolls, operating plans and budgets for 2014, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio's average loan-to-value ratio improved to 63% at December 31, 2014, from 64% as of December 31, 2013, reflecting a modest increase in values for high quality commercial real estate. The portfolio's average debt service coverage ratio also improved, increasing to 1.66 at December 31, 2014 from 1.62 as of December 31, 2013. See Note 11 to the Consolidated Financial Statements for further information.

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

The commercial mortgage loan portfolio contains approximately 80 loans, including five impaired loans with a carrying value totaling $166 million that are classified as problem or potential problem loans. Two of these loans totaling $86 million, net of $4 million in reserves, are current based on restructured terms and three loans totaling

56 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

$80 million, net of $8 million in reserves, are current. All of the remaining loans continue to perform under their contractual terms. We have $247 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under the contract terms.

Other Long-term Investments

Other long-term investments of $1.5 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, investments are diversified across approximately 110 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 6% of our securities and real estate partnership portfolio.

Although the total fair values of investments exceeded their carrying values as of December 31, 2014, the fair value of our ownership interest in certain funds that are carried at cost was less than carrying value by $17 million. We expect to recover our carrying value over the average remaining life of these investments of approximately 5 years. Given the current economic environment, future impairments are possible; however, management does not expect those losses to have a material effect on our results of operations, financial condition or liquidity. See Note 11 to the Consolidated Financial Statements for further information regarding Other Long-term Investments.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2014 or 2013.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2014			December 31, 2013

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$–	$–	$–	$2	$(2)	$–
Problem commercial mortgage loans(1)	90	(4)	86	41	(3)	38
Foreclosed real estate	24	–	24	29	–	29

TOTAL PROBLEM INVESTMENTS	$114	$(4)	$110	$72	$(5)	$67

Potential problem bonds	$22	$(9)	$13	$30	$(9)	$21
Potential problem commercial mortgage loans	130	(8)	122	135	(8)	127

TOTAL POTENTIAL PROBLEM INVESTMENTS	$152	$(17)	$135	$165	$(17)	$148

(1)
Other long-term investments included $7 million at December 31, 2013 of restructured loans that were previously reported in commercial mortgage loans.

Net problem and potential problem investments representing approximately 1% of total investments, excluding policy loans at December 31, 2014, increased by approximately $30 million from December 31, 2013, primarily due to the addition of one commercial mortgage loan to problem investments.

Included in realized investment gains (losses) were increases in valuation reserves related to commercial mortgage loans and other-than-temporary impairments on fixed maturities and partnership investments of $52 million. See Note 11 to the Consolidated Financial Statements for further information.

Investment Outlook

Although financial markets in the United States continued to stabilize during 2014, they have more recently been impacted by continuing global uncertainty. Fixed income asset values have appreciated broadly since the beginning of the year, however the changes in valuation have varied amongst investment sectors depending on perceived risk in the global markets. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

CIGNA CORPORATION - 2014 Form 10-K 57

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

•
Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, British pound, Chinese yuan renminbi and Taiwan dollar. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

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

•
Use of derivatives.  We generally use derivative financial instruments to minimize certain market risks. In 2014, we entered into interest rate swap contracts to convert a portion of our interest rate exposure on long-term debt from fixed rates to variable rates to more closely align interest expense with interest income received on our cash equivalent and short-term investment balances.

See Notes 2(C) and 12 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

Effect of Market Fluctuations

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•
a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term, fixed-rate debt; and

•
a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency.

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of our financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

	Loss in fair value

Market scenario for certain non-insurance financial instruments (in millions)	2014	2013

100 basis point increase in interest rates	$850	$585
10% strengthening in U.S. dollar to foreign currencies	$320	$285

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2014 was greater than that at December 31, 2013 reflecting increased asset purchases as well as valuation increases resulting from lower market yields of fixed maturities during 2014.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. Due to the increase in 2014 of the amount of these investments that are primarily denominated in the South Korean won, the effect of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies at December 31, 2014 was greater than that effect at December 31, 2013.

58 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION - 2014 Form 10-K 59

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 26, 2015
60 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31,	2014	2013	2012

Revenues
Premiums	$27,214	$25,575	$23,017
Fees and other revenues	4,141	3,601	3,291
Net investment income	1,166	1,164	1,144
Mail order pharmacy revenues	2,239	1,827	1,623
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(36)	(11)	(11)
Other realized investment gains	190	224	55

Total realized investment gains	154	213	44

TOTAL REVENUES	34,914	32,380	29,119

Benefits and Expenses
Global Health Care medical claims expense	16,694	15,867	14,228
Other benefit expenses	4,640	4,998	3,672
Mail order pharmacy costs	1,907	1,509	1,328
Other operating expenses	8,369	7,830	7,414

TOTAL BENEFITS AND EXPENSES	31,610	30,204	26,642

Income before Income Taxes	3,304	2,176	2,477

Income taxes:
Current	1,232	501	719
Deferred	(22)	197	134

TOTAL TAXES	1,210	698	853

Net Income	2,094	1,478	1,624
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(8)	2	1

SHAREHOLDERS' NET INCOME	$2,102	$1,476	$1,623

Shareholders' Net Income Per Share:

Basic	$7.97	$5.28	$5.70

Diluted	$7.83	$5.18	$5.61

Dividends Declared Per Share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2014 Form 10-K 61

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2014	2013	2012

Shareholders' net income	$2,102	$1,476	$1,623

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities	143	(410)	147
Net unrealized appreciation (depreciation), derivatives	11	9	(5)
Net translation of foreign currencies	(144)	13	66
Postretirement benefits liability adjustment	(426)	539	(92)

Shareholders' other comprehensive income (loss)	(416)	151	116

Shareholders' comprehensive income	1,686	1,627	1,739

Comprehensive income attributable to noncontrolling interests:
Net income attributable to redeemable noncontrolling interests	1	2	1
Net loss attributable to other noncontrolling interest	(9)	–	–
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(7)	(19)	2
Other comprehensive income attributable to other noncontrolling interest	1	–	–

TOTAL COMPREHENSIVE INCOME	$1,672	$1,610	$1,742

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

62 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Balance Sheets

(In millions, except per share amounts) As of December 31,	2014	2013

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $17,278; $15,273)	$18,983	$16,486
Equity securities, at fair value (cost, $199; $146)	189	141
Commercial mortgage loans	2,081	2,252
Policy loans	1,438	1,485
Other long-term investments	1,488	1,370
Short-term investments	163	631

Total investments	24,342	22,365
Cash and cash equivalents	1,420	2,795
Premiums, accounts and notes receivable, net	2,757	1,991
Reinsurance recoverables	7,080	7,299
Deferred policy acquisition costs	1,502	1,395
Property and equipment	1,502	1,464
Deferred income taxes, net	293	92
Goodwill	5,989	6,029
Other assets, including other intangibles	2,683	2,654
Separate account assets	8,328	8,252

TOTAL ASSETS	$55,896	$54,336

LIABILITIES
Contractholder deposit funds	$8,430	$8,470
Future policy benefits	9,642	9,306
Unpaid claims and claim expenses	4,400	4,298
Global Health Care medical claims payable	2,180	2,050
Unearned premiums	621	580

Total insurance and contractholder liabilities	25,273	24,704
Accounts payable, accrued expenses and other liabilities	6,264	5,456
Short-term debt	147	233
Long-term debt	5,005	5,014
Separate account liabilities	8,328	8,252

TOTAL LIABILITIES	45,017	43,659

Contingencies – Note 23
Redeemable noncontrolling interests	90	96
SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 296, 366; authorized, 600)	74	92
Additional paid-in capital	2,769	3,356
Accumulated other comprehensive loss	(936)	(520)
Retained earnings	10,289	13,676
Less: treasury stock, at cost	(1,422)	(6,037)

TOTAL SHAREHOLDERS' EQUITY	10,774	10,567
Noncontrolling interest	15	14

Total equity	10,789	10,581

Total liabilities and equity	$55,896	$54,336

SHAREHOLDERS' EQUITY PER SHARE	$41.55	$38.35

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2014 Form 10-K 63

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Changes in Total Equity

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interest

Balance at January 1, 2012	$92	$3,188	$(787)	$10,787	$(5,286)	$7,994	$–	$7,994	$–
2012 Activity:
Effect of issuing stock for employee benefit plans		107		(69)	217	255		255
Effects of acquisition of joint venture									111
Other comprehensive income			116			116		116	2
Net income				1,623		1,623		1,623	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(208)	(208)		(208)

BALANCE AT DECEMBER 31, 2012	92	3,295	(671)	12,330	(5,277)	9,769	–	9,769	114

2013 Activity:
Effect of issuing stock for employee benefit plans		61		(119)	243	185		185
Effects of acquisition of joint venture							14	14	6
Other comprehensive income (loss)			151			151		151	(19)
Net income				1,476		1,476		1,476	2
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,003)	(1,003)		(1,003)
Distribution to noncontrolling interest									(7)

BALANCE AT DECEMBER 31, 2013	92	3,356	(520)	13,676	(6,037)	10,567	14	10,581	96

2014 Activity:
Effect of issuing stock for employee benefit plans		69		(124)	220	165		165
Other comprehensive income (loss)			(416)			(416)	1	(415)	(7)
Net income (loss)				2,102		2,102	(9)	2,093	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,629)	(1,629)		(1,629)
Retirement of treasury stock	(18)	(652)		(5,354)	6,024	–		–
Capital contribution by noncontrolling interest		(4)				(4)	9	5	4
Distribution to noncontrolling interest									(4)

BALANCE AT DECEMBER 31, 2014	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

64 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2014	2013	2012

Cash Flows from Operating Activities
Net income	$2,094	$1,478	$1,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	588	597	560
Realized investment gains	(154)	(213)	(44)
Deferred income taxes	(22)	197	134
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(780)	(110)	(71)
Reinsurance recoverables	22	369	62
Deferred policy acquisition costs	(176)	(227)	(159)
Other assets	(265)	405	31
Insurance liabilities	457	1,040	245
Accounts payable, accrued expenses and other liabilities	202	(483)	(132)
Current income taxes	111	(56)	29
Cash used to exit the Run-off Reinsurance Business	–	(2,196)	–
Proceeds from sales of mortgage loans held for sale	–	–	61
Other, net	(83)	(82)	10

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,994	719	2,350

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,769	1,775	591
Investment maturities and repayments:
Fixed maturities and equity securities	1,640	1,621	1,507
Commercial mortgage loans	453	653	722
Other sales, maturities and repayments (primarily short-term and other long-term investments)	2,706	1,661	831
Investments purchased or originated:
Fixed maturities and equity securities	(5,424)	(3,062)	(2,334)
Commercial mortgage loans	(287)	(58)	(364)
Other (primarily short-term and other long-term investments)	(2,115)	(1,930)	(821)
Property and equipment purchases	(473)	(527)	(408)
Acquisitions, net of cash acquired	–	(76)	(3,581)
Other, net	(24)	(42)	–

NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(1,755)	15	(3,857)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,482	1,399	1,337
Withdrawals and benefit payments from contractholder deposit funds	(1,456)	(1,358)	(1,264)
Net change in short-term debt	(112)	(101)	98
Repayment of long-term debt	–	(15)	(326)
Repurchase of common stock	(1,612)	(1,003)	(208)
Issuance of common stock	110	150	121
Common dividends paid	(11)	(11)	(11)
Other, net	17	9	25

NET CASH USED IN FINANCING ACTIVITIES	(1,582)	(930)	(228)

Effect of foreign currency rate changes on cash and cash equivalents	(32)	13	23

Net decrease in cash and cash equivalents	(1,375)	(183)	(1,712)
Cash and cash equivalents, January 1,	2,795	2,978	4,690

Cash and cash equivalents, December 31,	$1,420	$2,795	$2,978

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,085	$519	$655
Interest paid	$259	$265	$248

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2014 Form 10-K 65

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

NOTE 1 Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's strategy is to "Go Deep", "Go Global" and "Go Individual" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. The majority of these products are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations). Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the U.S. and selected international markets. In addition to its ongoing operations described above, Cigna also has certain run-off operations.

NOTE 2 Summary of Significant Accounting Policies

A. Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its subsidiaries. Intercompany transactions and accounts have been eliminated in consolidation. These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Amounts recorded in the Consolidated Financial Statements necessarily reflect management's estimates and assumptions about medical costs, investment valuation, interest rates and other factors. Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates. The impact of a change in estimate is generally included in earnings in the period of adjustment. Certain reclassifications have been made to prior year amounts to conform to the current presentation. Beginning in the first quarter of 2014, the Company combined the results of its run-off reinsurance business with Other Operations for segment reporting purposes. See Note 22 for additional information.

Variable interest entities. As of December 31, 2014 and 2013, the Company determined it was not a primary beneficiary in any material variable interest entities.

B. Recent Accounting Changes

Accounting for Health Care Reform's Risk Mitigation Programs.    Beginning in 2014, as prescribed by the Patient Protection and Affordable Care Act (referred to as "Health Care Reform"), programs went into effect to reduce the risk for participating health insurance companies selling coverage on the public exchanges.

•
A three-year (2014-2016) reinsurance program  is designed to provide reimbursement to insurers for high cost individual business sold on or off the public exchanges. The reinsurance entity established by the U.S. Department of Health and Human Services ("HHS") is funded by a per-customer reinsurance fee assessed on all insurers, HMOs and self-insured group health plans, excluding certain products such as Medicare Advantage and Medicare Part D. Only non-grandfathered individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with non-grandfathered individual plans are reported as a reduction in premium revenue, and estimated reinsurance recoveries are established with an offsetting reduction in Global Health Care medical claims expense. Reinsurance fee contributions for other insured business are reported in other operating expenses. Final recoverable amounts are determined and settled with HHS in the year following the policy year.

•
A premium stabilization program  is comprised of two components: 1) a permanent component that reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges. We estimate our receivable or payable based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies; and 2) a temporary (2014-2016) component designed to limit insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to individual and small group qualified health plans, operating on and off the exchanges. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS.

  For the premium stabilization program, the Company records receivables or payables as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.

Revenue from Contracts with Customers (Accounting Standards Update ("ASU") 2014-09). In May 2014, the Financial Accounting Standards Board ("FASB") issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services, including the Company's non-insurance, administrative services contracts. It will not apply to certain contracts within the

66 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

scope of other GAAP, such as insurance contracts. This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices. Revenue is recognized as goods or services are delivered. This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms. In addition, extensive new disclosures will be required including the presentation of additional categories of revenues and information about related contract assets and liabilities. This new guidance must be implemented on January 1, 2017; early adoption is not permitted. The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption. The Company continues to monitor developing implementation guidance and evaluate these new requirements for its non-insurance customer contracts to determine the method of implementation and any resulting estimated effects on the financial statements.

Amendments to the Consolidation Analysis (ASU 2015-2). In February 2015, the FASB issued guidance to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures. In addition to reducing the number of consolidation models, the new standard aims to simplify and improve U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. This new standard is effective beginning on January 1, 2016, with early adoption permitted. The Company is evaluating this guidance for applicable legal entities to determine any resulting estimated effects on the financial statements.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06). Effective January 1, 2014, the Company adopted the FASB's accounting guidance for the health insurance industry assessment (the "tax") mandated by Health Care Reform. This non-deductible tax is being levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. As required by the guidance, the Company reports a liability at the beginning of each year in accounts payable, accrued expenses and other liabilities and a corresponding deferred cost in other assets, including other intangibles based on a preliminary assessment of the full year. The Company recognizes the tax in operating expenses on a straight line basis and reduces the deferred cost correspondingly. For full-year 2014, the Company recognized $238 million in operating expenses for the tax. As of December 31, 2014, there were no such remaining balances in deferred costs or accounts payable, accrued expenses and other liabilities. This accounting will be reflected for the 2015 tax beginning in the first quarter of 2015.

Investment Company Accounting (ASU 2013-08). Effective January 1, 2014, the Company adopted the FASB's amended accounting guidance to change the criteria for reporting as an investment company, clarify the fair value measurement used by an investment company and require additional disclosures. This guidance also confirms that parent company accounting for an investment company should reflect fair value accounting. While this guidance applies to certain of the Company's security and real estate partnership investments, its adoption did not have a material impact on the Company's financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("AOCI") (ASU 2013-02). Effective January 1, 2013, the Company adopted new requirements to disclose the effect of items reclassified out of AOCI into net income for each individual line item impacted in the statement of income. See Note 17 for the Company's disclosures.

Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The FASB's new requirements to disclose information related to certain investments on both a gross and net basis became effective January 1, 2013. The Company had no transactions or arrangements subject to these new disclosure requirements.

C. Investments

Fixed maturities and equity securities. Fixed maturities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) and most equity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. The Company records impairment losses in net income for fixed maturities with fair value below amortized cost that meet either of the following conditions:

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

Commercial mortgage loans. These loans are made exclusively to commercial borrowers at a fixed rate of interest. Commercial mortgage loans are carried at unpaid principal balances or, if impaired, the lower of unpaid principal or fair value of the underlying real estate. If the fair value of the underlying real estate is less than unpaid principal of an impaired loan, a valuation reserve is recorded. Commercial mortgage loans are considered impaired when it is probable that the Company will not collect amounts due according to the terms of the original loan agreement. The Company monitors credit risk and assesses the impairment of loans individually and on a consistent basis for all loans in the portfolio. The Company estimates the fair value of the underlying real estate using internal valuations generally based on discounted cash flow analyses. Certain commercial mortgage loans without valuation reserves are considered impaired because the Company will not collect all interest due according to the terms of the original agreements; however, the Company expects to recover the unpaid principal because it is less than the fair value of the underlying real estate.

CIGNA CORPORATION - 2014 Form 10-K 67

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

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2014 and 2013 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company's accounting policies for these derivative financial instruments.

Short-term investments. Security investments with maturities of greater than 90 days but less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, which approximates cost.

Derivative financial instruments. The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders' net income.

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

Investment gains and losses. Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair values of certain derivatives and changes in valuation reserves on commercial mortgage loans.

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

E. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable and reinsurance recoverables are reported net of allowances for doubtful accounts and unrecoverable reinsurance of $105 million as of December 31, 2014 and $47 million as of December 31, 2013. The Company estimates these allowances for doubtful accounts and unrecoverable reinsurance using management's best estimates of collectability, taking into consideration the age of the outstanding amounts, historical collection patterns and other economic factors.

F. Deferred Policy Acquisition Costs

Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs and premium

68 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

taxes. The Company records acquisition costs differently depending on the product line. Acquisition costs for:

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

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $289 million in 2014, $255 million in 2013 and $218 million in 2012 in other operating expenses.

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

The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased software, one to five years; internally developed software, three to seven years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the lesser of the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. If the Company determines the carrying value of any of these assets is not recoverable, an impairment charge is recorded. See Note 8 for additional information.

H. Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values and reported in the Global Health Care segment ($5.7 billion) and the Global Supplemental Benefits segment ($331 million). The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level and writes it down through results of operations if impaired. Fair value of a reporting unit is generally estimated based on a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates is used that corresponds with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. Projections of future cash flows for the reporting units were consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. Cash flows for the Cigna-HealthSpring business incorporate the effects of sequestration and 2015 government reimbursement rates. In 2014, the resulting discounted cash flow analyses indicated that estimated fair values for the reporting units significantly exceeded their carrying values, including goodwill and other intangibles. See Note 8 for additional information.

I. Other Assets, including Other Intangibles

Other assets primarily consist of guaranteed minimum income benefits ("GMIB") assets and various insurance-related assets. The Company's other intangible assets include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from 3 to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Notes 8 and 10 for additional information.

J. Separate Account Assets and Liabilities

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts for related separate account liabilities. The investment income, gains and losses of these accounts generally accrue to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services and are reported in either premiums or fees and other revenues.

CIGNA CORPORATION - 2014 Form 10-K 69

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

K. Contractholder Deposit Funds

Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These liabilities are adjusted to reflect administrative charges and, for universal life fund balances, mortality charges. In addition, this caption includes: 1) premium stabilization reserves under group insurance contracts representing experience refunds left with the Company to pay future premiums; 2) deposit administration funds used to fund non-pension retiree insurance programs; 3) retained asset accounts; and 4) annuities or supplementary contracts without significant life contingencies. Interest credited on these funds is accrued ratably over the contract period.

L. Future Policy Benefits

Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and primarily consist of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit ("GMDB") contracts (see Note 7 for additional information) and certain health, life and accident insurance products of our Global Supplemental Benefits segment.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and/or published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 0.1% to 10.0%. Obligations for the run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with requirements of GAAP when a premium deficiency exists.

M. Unpaid Claims and Claims Expenses

Liabilities for unpaid claims and claim expenses are estimates of future payments under insurance coverages (primarily long-term disability, life and health) for reported claims and for losses incurred but not yet reported. When estimates of these liabilities change, the Company immediately records the adjustment in benefits and expenses.

The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

The Company's liability for disability claims reported but not yet paid is the present value of estimated future benefit payments over the expected disability period. The Company projects the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Using the Company's experience, expected claim resolution rates may vary based upon the anticipated disability period, the covered benefit period, cause of disability, benefit design and the policyholder's age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, such as Social Security Disability Income, workers' compensation, statutory disability or other group benefit plans. For offsets not yet finalized, the Company estimates the probability and amount of the offset based on the Company's experience over the past three to five years.

The Company discounts certain unpaid claim liabilities because benefit payments are made over extended periods. Substantially all of these liabilities are associated with the group long-term disability business. Discount rate assumptions for that business are based on projected investment returns for the asset portfolios that support these liabilities and range from 4.1% to 5.5%. Discounted liabilities were $3.9 billion at December 31, 2014 and $3.5 billion at December 31, 2013.

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

70 CIGNA CORPORATION - 2014 Form 10-K

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

O. Redeemable Noncontrolling Interest

The Company offers products and services in Turkey and India through joint venture entities. The redeemable noncontrolling interest on our consolidated balance sheet represents our joint venture partners' preferred and common stock interests in these entities. Our joint venture partners may, at their election, require the Company to purchase their redeemable noncontrolling interests. We also have the right to require our joint venture partners to sell their redeemable noncontrolling interests to us. The redeemable noncontrolling interests were recorded at fair value on the dates of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded and its effect is included in shareholders' net income per share.

P. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities consist principally of liabilities for pension, other postretirement and postemployment benefits (see Note 9), GMIB contracts (see Note 10), self-insured exposures, management compensation, cash overdraft positions and various insurance-related liabilities, including experience-rated refunds, the minimum medical loss ratio rebate accrual under Health Care Reform and reinsurance contracts. Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. In cases where the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

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

R. Premiums and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred, and for our Global Health Care business, medical claims expense is presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds which is calculated according to contract terms and using the customer's experience (including estimates of incurred but not reported claims).

Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of Health Care Reform. These rebates are settled in the year following the policy year.

Premiums received for the Company's Medicare Advantage Plans and Medicare Part D products from customers and the Centers for Medicare and Medicaid Services ("CMS") are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products, based on the demographics and health severity of enrollees. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D includes payments from CMS for risk sharing adjustments. The risk sharing adjustments that are estimated quarterly based on claim experience, compare actual incurred drug benefit costs to estimated costs submitted in original contracts and may result in more or less revenue from CMS. Final revenue adjustments are determined and settled with CMS in the year following the contract year. Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to CMS under the Medicare Advantage and Medicare Part D minimum medical loss ratio provisions of Health Care Reform.

Premiums for individual life, accident and supplemental health insurance and annuity products, excluding universal life and investment-related products, are recognized as revenue when due. Benefits and expenses are matched with premiums.

Revenue for universal life products is recognized as follows:

•
Net investment income on assets supporting universal life products is recognized as earned.

•
Charges for mortality, administration and policy surrender are recognized in premiums as earned. Administrative fees are considered earned when services are provided.

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances. Expenses are recognized when claims are submitted, and income is credited to policyholders in accordance with contract provisions.

The unrecognized portion of premiums received is recorded as unearned premiums.

CIGNA CORPORATION - 2014 Form 10-K 71

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

S. Fees, Related Expenses and Mail Order Pharmacy Revenues and Costs

Contract fees for administrative services only ("ASO") programs and pharmacy programs and services are recognized in fees and other revenues as services are provided, net of pharmaceutical manufacturer rebates payable to clients and estimated refunds under performance guarantees. In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes deferred revenues for estimated payouts associated with these performance guarantees. Approximately 12% of ASO fees reported for the year ended December 31, 2014 were at risk, with reimbursements estimated to be approximately 1%. Expenses associated with these programs and services are recognized in other operating expenses as incurred, net of pharmaceutical rebates from manufacturers.

Revenue for investment-related products is recognized as follows:

•
Net investment income on assets supporting investment-related products is recognized as earned.

•
Contract fees based upon related administrative expenses are recognized in fees and other revenues as they are earned ratably over the contract period.

Benefits and expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions.

Mail order pharmacy revenues and the cost of prescriptions are recognized as each prescription is shipped.

T. Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods primarily based on the estimated fair value at the grant date. For stock options, fair value is estimated using an option-pricing model, whereas for restricted stock grants and units, fair value is equal to the market price of the Company's common stock on the date of grant. Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on a market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date).

U. Participating Business

The Company's participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company's life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company's total life insurance in force at the end of 2014, 2013 and 2012.

V. Income Taxes

Deferred income tax assets and liabilities are recognized for differences between the financial and income tax reporting bases of the underlying assets and liabilities and established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the year, exclusive of amounts reported as adjustments to accumulated other comprehensive income or amounts initially recorded due to business combinations. The current income tax provision generally represents the estimated amounts due on the various income tax returns for the year reported plus the effect of any uncertain tax positions. Uncertain tax positions are evaluated in accordance with the model set forth in FASB guidance.

Income tax provisions related to the Company's foreign operations are generally determined based upon the local country income tax rate.

Note 19 contains detailed information about the Company's income taxes.

W. Earnings Per Share

The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and unvested restricted stock granted after 2009 using the treasury stock method and the effect of strategic performance shares.

72 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 3 Acquisitions and Dispositions

The Company may from time to time acquire or dispose of assets, subsidiaries or lines of business. The three significant transactions described below were completed in 2012. The combined pro forma effect of these transactions was not material to the Company's 2012 consolidated revenue and net income.

A. Joint Venture Agreement with Finansbank

On November 9, 2012, the Company acquired 51% of the total shares of Finans Emeklilik ve Hayat A.S. ("Finans Emeklilik"), a Turkish insurance company for a cash purchase price of approximately $116 million. Finans Emeklilik operates in life insurance, accident insurance and pension product markets. Results of this business and the related goodwill and intangible assets (see Note 8 for additional information) are reported in the Global Supplemental Benefits segment. The redeemable noncontrolling interest is classified as temporary equity in the Company's Consolidated Balance Sheet because Finansbank has the right to require the Company to purchase its 49% interest for the value of its net assets and the inforce business in 15 years.

B. Acquisition of Great American Supplemental Benefits Group

On August 31, 2012, the Company acquired Great American Supplemental Benefits Group, one of the largest providers of supplemental health insurance products in the U.S. for a cash purchase price of $326 million. Results of this business and the related goodwill and intangible assets (see Note 8 for additional information) are reported in the Global Supplemental Benefits segment.

C. Acquisition of HealthSpring, Inc.

On January 31, 2012 the Company acquired the outstanding shares of HealthSpring, Inc. ("HealthSpring") for $55 per share in cash and Cigna stock awards, representing a cost of approximately $3.8 billion. At the time of the acquisition, HealthSpring provided Medicare Advantage coverage in 15 states and the District of Columbia, as well as a large, national stand-alone Medicare prescription drug business. Results of this business and the related goodwill and intangible assets (see Note 8 for additional information) are reported in the Global Health Care segment. During 2012, the Company recorded $53 million pre-tax ($40 million after-tax: $7 million in Global Health Care and $33 million in Corporate) of acquisition-related costs in other operating expenses.

During the three years ended December 31, 2014, the Company entered into other acquisition and divestiture transactions, the results of which were not material to the Company's results of operations, liquidity or financial condition.

CIGNA CORPORATION - 2014 Form 10-K 73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 4 Earnings Per Share

Basic and diluted earnings per share were computed as follows:

(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

2014

Shareholders' net income	$2,102	$–	$2,102

Shares
Weighted average	263,889	–	263,889
Common stock equivalents		4,714	4,714

Total shares	263,889	4,714	268,603

EPS	$7.97	$(0.14)	$7.83

2013

Shareholders' net income	$1,476	$–	$1,476

Shares
Weighted average	279,296	–	279,296
Common stock equivalents		5,389	5,389

Total shares	279,296	5,389	284,685

EPS	$5.28	$(0.10)	$5.18

2012

Shareholders' net income	$1,623	$–	$1,623

Shares
Weighted average	284,819	–	284,819
Common stock equivalents		4,711	4,711

Total shares	284,819	4,711	289,530

EPS	$5.70	$(0.09)	$5.61

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2014	2013	2012

Anti-dilutive options	1.0	0.9	2.5

74 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

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

(In millions)	2014	2013

Incurred but not yet reported	$1,777	$1,615
Reported claims in process	288	355
Physician incentives and other medical expense payable	115	80

MEDICAL CLAIMS PAYABLE	$2,180	$2,050

Activity in medical claims payable was as follows:

(In millions)	2014	2013	2012

Balance at January 1,	$2,050	$1,856	$1,305
Less: Reinsurance and other amounts recoverable	194	242	249

Balance at January 1, net	1,856	1,614	1,056
Acquired net:	–	–	504
Incurred claims related to:
Current year	16,853	16,049	14,428
Prior years	(159)	(182)	(200)

Total incurred	16,694	15,867	14,228
Paid claims related to:
Current year	14,966	14,267	12,854
Prior years	1,656	1,358	1,320

Total paid	16,622	15,625	14,174
Balance at December 31, net	1,928	1,856	1,614
Add: Reinsurance and other amounts recoverable	252	194	242

Balance at December 31,	$2,180	$2,050	$1,856

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain ASO business where the right of offset does not exist. See Note 7 for additional information on reinsurance. For the year ended December 31, 2014, actual experience differed from the Company's key assumptions resulting in favorable incurred claims related to prior years' medical claims payable of $159 million, or 1.0% of the current year incurred claims as reported for the year ended December 31, 2013. Actual completion factors accounted for $61 million, or 0.4%, while actual medical cost trend resulted in the remaining $98 million, or 0.6%.

For the year ended December 31, 2013, actual experience differed from the Company's key assumptions, resulting in favorable incurred claims related to prior years' medical claims payable of $182 million, or 1.3% of the current year incurred claims as reported for the year ended December 31, 2012. Actual completion factors accounted for $74 million of favorability, or 0.5%, while actual medical cost trend resulted in the remaining $108 million, or 0.8%.

The impact of prior year development on shareholders' net income was $53 million for the year ended December 31, 2014 compared with $77 million for the year ended December 31, 2013. The favorable effect of prior year development for both years primarily reflects low utilization of medical services. The change in the amount of the incurred claims related to prior years in the medical claims payable liability does not directly correspond to an increase or decrease in the Company's shareholders' net income recognized for the following reasons:

First, the Company consistently recognizes the actuarial best estimate of the ultimate liability within a level of confidence, as required by actuarial standards of practice that require the liabilities be adequate under moderately adverse conditions. As the Company establishes the liability for each incurral year, the Company ensures that its assumptions appropriately consider moderately adverse conditions. When a portion of the development relates to a release of the prior year's provision for moderately adverse conditions, the Company does not consider that amount as impacting shareholders' net income to the extent that it is offset by an increase determined appropriate to address moderately adverse conditions for the current year incurred claims.

Second, as a result of the medical loss ratio ("MLR") provisions of Health Care Reform, changes in medical claim estimates due to prior year development may be offset by a change in the MLR rebate accrual.

CIGNA CORPORATION - 2014 Form 10-K 75

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

The determination of liabilities for Global Health Care medical claims payable requires the Company to make critical accounting estimates. See Note 2(N) for further information about the assumptions and estimates used to establish this liability.

NOTE 6 Organizational Efficiency Plans

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost. During 2013 and 2012, the Company adopted specific plans to increase its organizational efficiency as follows:

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

Summarized below is the activity for the 2013 plan described above.

(In millions)	Severance	Real estate	Total

Fourth quarter 2013 charge	$47	$13	$60
Less: 2013 payments	1	1	2

Balance, December 31, 2013	46	12	58
Less: 2014 payments	26	2	28

Balance, December 31, 2014	$20	$10	$30

NOTE 7 Reinsurance

The Company's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses. Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

Effective Exit of GMDB and GMIB Business

On February 4, 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to effectively exit the GMDB and GMIB businesses via a reinsurance transaction. Berkshire reinsured 100% of the Company's future claim payments in these businesses, net of retrocessional arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.7 billion remaining.

This transaction resulted in an after-tax charge to shareholders' net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows: $727 million in other benefit expenses; $45 million in GMIB fair value loss; and $9 million in other operating expenses). The payment to Berkshire under the agreement was $2.2 billion and was funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

Because this effective exit was accomplished via a reinsurance contract, the amounts related to the reinsured GMDB and GMIB contracts cannot be netted, so the gross assets and liabilities must continue to be measured and reported. The following disclosures provide further context to the methods and assumptions used to determine these assets and liabilities.

GMDB

The Company estimates this liability with an internal model based on the Company's experience and future expectations over an extended period, consistent with the long-term nature of this product. Because the product is premium deficient, the Company records increases to the reserve if it is inadequate based on the model. Prior to the reinsurance transaction with Berkshire, any such reserve increases were recorded as a charge to shareholders' net income. Reserve increases after the reinsurance transaction are expected to have a corresponding

76 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

increase in the recorded reinsurance recoverable, provided the increased recoverable is not capped due to the overall Berkshire limit (including the GMIB assets).

The Company's dynamic hedge programs were discontinued at the time of the Berkshire reinsurance transaction in 2013. These hedge programs generated losses (included in Other Revenues) of $32 million in 2013, and $105 million in 2012.

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	2014	2013	2012

Balance at January 1,	$1,396	$1,090	$1,170
Add: Unpaid claims	18	24	40
Less: Reinsurance and other amounts recoverable	1,317	42	53

Balance at January 1, net	97	1,072	1,157
Add: Incurred benefits	3	699	17
Less: Paid benefits (including the $1,647 payment for Berkshire reinsurance transaction)	–	1,674	102

Ending balance, net	100	97	1,072
Less: Unpaid claims	16	18	24
Add: Reinsurance and other amounts recoverable	1,186	1,317	42

Balance at December 31,	$1,270	$1,396	$1,090

Benefits paid and incurred are net of ceded amounts, including the impact of the 2013 reinsurance transaction with Berkshire. The ending net retained reserve as of December 31, 2014 and December 31, 2013 covers ongoing administrative expenses, as well as the few claims retained by the Company. Prior to 2013, incurred benefits reflected the favorable or unfavorable impact of a rising or falling equity market on the liability, and included reserve strengthening of $43 million in 2012.

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

The table below presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. Unless the Berkshire reinsurance limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	2014	2013

Account value	$13,078	$14,062
Net amount at risk	$2,763	$3,023
Average attained age of contractholders (weighted by exposure)	73	73
Number of contractholders	354,000	390,000

CIGNA CORPORATION - 2014 Form 10-K 77

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Effects of Reinsurance

The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against direct benefits and expenses in the Company's Consolidated Statements of Income.

(In millions)	2014	2013	2012

Premiums
Short-duration contracts:
Direct	$24,294	$23,056	$20,792
Assumed	429	394	385
Ceded	(226)	(252)	(216)

	24,497	23,198	20,961

Long-duration contracts:
Direct	2,921	2,485	2,222
Assumed	173	183	86
Ceded:
Individual life insurance and annuity business sold	(254)	(176)	(186)
Other	(123)	(115)	(66)

	2,717	2,377	2,056

TOTAL	$27,214	$25,575	$23,017

Reinsurance recoveries
Individual life insurance and annuity business sold	$366	$335	$316
Other	292	(18)	201

TOTAL	$658	$317	$517

Recoveries were higher in 2014 primarily due to the absence of the 2013 activity related to the Berkshire transaction, including the initial payment. The increase in long-duration assumed premiums in 2013 largely results from the acquisition of Great American Supplemental Benefits in 2012.

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

78 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company's reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	December 31, 2014	December 31, 2013	Collateral and Other Terms at December 31, 2014

GMDB	Berkshire	$1,147	$1,276	100% were secured by assets in a trust.
	Other	39	41	96% were secured by assets in a trust or letter of credit.
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,817	3,905	Both companies' ratings were sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	1,092	1,200	100% were secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	336	363	99% were secured by assets in a trust.
Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	561	407
				Recoverables were from more than 80 reinsurers used in the ordinary course of business. Balances ranged from less than $1 million up to $167 million, with 9% secured by assets in trusts or letters of credit.
Other run-off reinsurance	Various	88	107	100% of this balance was secured by assets in a trust, and other deposits.

Total reinsurance recoverables		$7,080	$7,299

Over 90% of the Company's reinsurance recoverables were from companies that are rated A or higher by Standard & Poor's at December 31, 2014. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2014, the Company's recoverables were net of a reserve of $4 million.

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

NOTE 8 Goodwill, Other Intangibles, and Property and Equipment

Goodwill is primarily reported in the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($331 million).

Activity in Goodwill during 2014 and 2013 was as follows:

(In millions)	2014	2013

Balance at January 1,	$6,029	$6,001
Goodwill acquired:
Finans Emeklilik	–	3
Other	3	33
Impact of foreign currency translation	(43)	(8)

Balance at December 31,	$5,989	$6,029

CIGNA CORPORATION - 2014 Form 10-K 79

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Other intangible assets were comprised of the following at December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value

2014
Customer relationships	$1,266	$779	$487
Other	313	91	222

Total reported in other assets, including other intangibles	1,579	870	709
Value of business acquired (reported in deferred policy acquisition costs)	165	30	135
Internal-use software (reported in property and equipment)	2,191	1,467	724

TOTAL OTHER INTANGIBLE ASSETS	$3,935	$2,367	$1,568

2013
Customer relationships	$1,289	$635	$654
Other	324	76	248

Total reported in other assets, including other intangibles	1,613	711	902
Value of business acquired (reported in deferred policy acquisition costs)	168	20	148
Internal-use software (reported in property and equipment)	1,942	1,307	635

TOTAL OTHER INTANGIBLE ASSETS	$3,723	$2,038	$1,685

Property and equipment was comprised of the following as of December 31:

(Dollars in millions)	Cost	Accumulated Amortization	Net Carrying Value

2014
Internal-use software	$2,191	$1,467	$724
Other property and equipment	1,740	962	778

TOTAL PROPERTY AND EQUIPMENT	$3,931	$2,429	$1,502

2013
Internal-use software	$1,942	$1,307	$635
Other property and equipment	1,747	918	829

TOTAL PROPERTY AND EQUIPMENT	$3,689	$2,225	$1,464

Other property and equipment includes assets recorded under capital leases with a cost of $84 million, accumulated amortization of $36 million, and a net carrying value of $48 million as of December 31, 2014. Other property and equipment includes assets recorded under capital leases with a cost of $306 million, accumulated amortization of $16 million, and a net carrying value of $290 million as of December 31, 2013. The reduction in assets recorded under capital leases in 2014, compared with the prior year, was primarily related to the Company's purchase of a building in South Korea that it had previously leased. Current capital lease agreements are for equipment and generally have a term of 48 months with the equipment returned to the lessor at the end of the term.

Depreciation and amortization was comprised of the following for the years ended December 31:

(Dollars in millions)	2014	2013	2012

Internal-use software	$260	$225	$209
Other property and equipment	153	160	144
Value of business acquired (reported in deferred policy acquisition costs)	12	19	2
Other intangibles	163	193	205

TOTAL DEPRECIATION AND AMORTIZATION	$588	$597	$560

Other property and equipment includes amortization on assets recorded under capital leases of $20 million in 2014 and $16 million in 2013.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $425 million in 2015, $348 million in 2016, $237 million in 2017, $154 million in 2018, and $129 million in 2019.

80 CIGNA CORPORATION - 2014 Form 10-K

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

As further discussed in Note 23, the Company and the Cigna Pension Plan are defendants in a class action lawsuit that has yet to be resolved. When the parties agree on a final plan amendment, the pension benefit obligation will be updated to reflect additional benefits resulting from this litigation.

In the first quarter of 2013, the Company also announced a change in the cost sharing arrangement with retirees for pharmacy subsidy payments received from the U.S. Government effective January 1, 2014, resulting in a reduced other postretirement benefit obligation of $57 million. This reduction was recorded in accumulated other comprehensive income, net of deferred taxes, resulting in an after-tax increase to shareholders' equity of $37 million.

The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company's domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2014	2013	2014	2013

Change in benefit obligation
Benefit obligation, January 1	$4,700	$5,267	$323	$442
Service cost	2	3	–	1
Interest cost	206	181	12	12
(Gain) loss from past experience	679	(464)	31	(37)
Effect of plan amendment	2	–	–	(57)
Benefits paid from plan assets	(291)	(262)	(5)	(3)
Benefits paid – other	(29)	(25)	(26)	(28)
Curtailment	–	–	–	(7)

Benefit obligation, December 31	5,269	4,700	335	323

Change in plan assets
Fair value of plan assets, January 1	4,089	3,665	16	20
Actual return on plan assets	257	488	1	(1)
Benefits paid	(291)	(262)	(5)	(3)
Contributions	115	198	–	–

Fair value of plan assets, December 31	4,170	4,089	12	16

Funded Status	$(1,099)	$(611)	$(323)	$(307)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2014	2013	2014	2013

Unrecognized net gain (loss)	$(2,317)	$(1,696)	$(16)	$14
Unrecognized prior service cost	(7)	(5)	54	57

POSTRETIREMENT BENEFITS LIABILITY ADJUSTMENT	$(2,324)	$(1,701)	$38	$71

During 2014, the Company's postretirement benefits liability adjustment increased by $656 million pre-tax ($426 million after-tax) resulting in a decrease to shareholders' equity. The increase in the liability was primarily due to a change in the mortality assumption (as discussed further in the assumptions section of this note) and a decrease in the discount rate.

CIGNA CORPORATION - 2014 Form 10-K 81

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Pension benefits. The Company's pension plans were underfunded by $1.1 billion in 2014 and $0.6 billion in 2013 and had related accumulated benefit obligations of $5.3 billion as of December 31, 2014 and $4.7 billion as of December 31, 2013.

The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2015, the Company expects to make minimum required contributions totaling approximately $5 million. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.

Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Service cost	$2	$3	$3
Interest cost	206	181	198
Expected long-term return on plan assets	(264)	(272)	(270)
Amortization of:
Net loss from past experience	57	74	58
Settlement loss	6	–	6

NET PENSION COST	$7	$(14)	$(5)

The Company expects to recognize pre-tax losses of $70 million in 2015 from amortization of past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans that is based on the average expected remaining life of plan participants of approximately 29 years.

Other postretirement benefits. Unfunded retiree health benefit plans had accumulated benefit obligations of $206 million at December 31, 2014 and $190 million at December 31, 2013. Retiree life insurance plans had accumulated benefit obligations of $129 million as of December 31, 2014 and $133 million as of December 31, 2013.

Components of net other postretirement benefit cost for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Service cost	$–	$1	$2
Interest cost	12	12	16
Expected long-term return on plan assets	–	(1)	(1)
Amortization of:
Prior service cost	(3)	(4)	(12)
Curtailment gain	–	(19)	–

NET OTHER POSTRETIREMENT BENEFIT COST	$9	$(11)	$5

The Company expects to recognize $3 million pre-tax gains related to amortization of prior service cost and no pre-tax gains from amortization of past experience in 2015. The amortization period is based on an average expected remaining life of plan participants of 29 years.

The estimated rate of future increases in the per capita cost of health care benefits is 6.75% in 2015, decreasing by 0.25% per year to 4.75% in 2023 and beyond. This estimate reflects the Company's current claim experience and management's estimate that rates of growth will decline in the future. A 1% increase or decrease in the estimated rate in 2014 would have no impact on postretirement benefit costs, and $1 million on the postretirement benefit obligation.

Plan assets. The Company's current target investment allocation percentages (50% fixed income, 25% public equity securities, and 25% in other investments, including securities partnerships, hedge funds and real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company would expect to further reduce the allocation to equity securities and move further into fixed income investments as funding levels improve.

As of December 31, 2014, pension plan assets included $3.8 billion invested in the separate accounts of Connecticut General Life Insurance Company ("CGLIC") and Life Insurance Company of North America, that are subsidiaries of the Company, as well as an additional $361 million invested directly in funds offered by the buyer of the retirement benefits business.

82 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The fair values of plan assets by category and by the fair value hierarchy as defined by GAAP are as follows. See Note 10 for further details regarding how the Company determines fair value, including the level within the fair value hierarchy and the procedures the Company uses to validate fair value measurements.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$1	$1	$–	$2
Corporate	–	1,025	35	1,060
Mortgage and other asset-backed	–	21	3	24
Fund investments and pooled separate accounts(1)	–	744	3	747

TOTAL FIXED MATURITIES	1	1,791	41	1,833

Equity securities:
Domestic	640	5	73	718
International, including funds and pooled separate accounts(1)	131	241	7	379

TOTAL EQUITY SECURITIES	771	246	80	1,097

Real estate, including pooled separate accounts(1)	–	–	331	331
Commercial mortgage loans	–	–	110	110
Securities partnerships	–	–	357	357
Hedge funds	–	–	283	283
Guaranteed deposit account contract	–	–	44	44
Cash equivalents	–	115	–	115

TOTAL PLAN ASSETS AT FAIR VALUE	$772	$2,152	$1,246	$4,170

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$–	$2	$–	$2
Corporate	–	725	24	749
Mortgage and other asset-backed	–	18	5	23
Fund investments and pooled separate accounts(1)	–	1,019	3	1,022

TOTAL FIXED MATURITIES	–	1,764	32	1,796

Equity securities:
Domestic	824	–	35	859
International, including funds and pooled separate accounts(1)	187	124	7	318

TOTAL EQUITY SECURITIES	1,011	124	42	1,177

Real estate, including pooled separate accounts(1)	–	–	251	251
Commercial mortgage loans	–	–	88	88
Securities partnerships	–	–	304	304
Hedge funds	–	–	360	360
Guaranteed deposit account contract	–	–	44	44
Cash equivalents	–	69	–	69

TOTAL PLAN ASSETS AT FAIR VALUE	$1,011	$1,957	$1,121	$4,089

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
CIGNA CORPORATION - 2014 Form 10-K 83

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

The following table summarizes the changes in pension plan assets classified in Level 3 for the years ended December 31, 2014 and December 31, 2013. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2014	$74	$339	$304	$360	$44	$1,121

Actual return on plan assets:
Assets still held at the reporting date	1	41	40	17	2	101
Assets sold during the period	–	–	–	–	–	–

TOTAL ACTUAL RETURN ON PLAN ASSETS	1	41	40	17	2	101

Purchases, sales, settlements, net	44	61	13	(94)	(2)	22
Transfers into/out of Level 3	2	–	–	–	–	2

Balance at December 31, 2014	$121	$441	$357	$283	$44	$1,246

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2013	$44	$352	$328	$327	$47	$1,098

Actual return on plan assets:
Assets still held at the reporting date	–	29	16	38	1	84
Assets sold during the period	7	–	–	–	–	7

TOTAL ACTUAL RETURN ON PLAN ASSETS	7	29	16	38	1	91

Purchases, sales, settlements, net	25	(42)	(40)	(5)	(4)	(66)
Transfers into/out of Level 3	(2)	–	–	–	–	(2)

Balance at December 31, 2013	$74	$339	$304	$360	$44	$1,121

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2014	2013

Discount rate:
Pension benefit obligation	3.75%	4.50%
Other postretirement benefit obligation	3.50%	4.00%
Pension benefit cost	4.50%	3.50%
Other postretirement benefit cost	4.00%	3.25%
Expected long-term return on plan assets:
Pension benefit cost	7.25%	8.00%
Other postretirement benefit cost	5.00%	5.00%

Based on a 2014 study of the Company's mortality experience over the past several years, it was determined that the new Society of Actuaries mortality table and projection scale published in the fourth quarter of 2014 should be adopted for the Company's defined benefit pension and other postretirement plans as of December 31, 2014.

84 CIGNA CORPORATION - 2014 Form 10-K

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

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy, that continues a significant allocation to domestic and foreign equity securities as well as real estate, securities partnerships and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation. The expected return assumption was considered reasonable for 2014. The Company will reconsider its expected return assumption for 2015 given some changes in asset mix and re-evaluation of future return expectations among various asset classes.

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of these pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2014, the market-related asset value was approximately $3.9 billion compared with a market value of approximately $4.2 billion.

Benefit payments.    The following benefit payments, including expected future services, are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2015	$399	$31
2016	$334	$30
2017	$336	$29
2018	$337	$28
2019	$338	$27
2020-2024	$1,631	$115

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

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's expense for these plans was $98 million for 2014, $91 million for 2013 and $78 million for 2012.

CIGNA CORPORATION - 2014 Form 10-K 85

PART II
ITEM 8. Financial Statements and Supplementary Data

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

86 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2014 and 2013 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately under the heading "Separate account assets" as gains and losses related to these assets generally accrue directly to policyholders.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$290	$664	$–	$954
State and local government	–	1,856	–	1,856
Foreign government	–	1,936	4	1,940
Corporate	–	13,105	393	13,498
Mortgage-backed	–	84	1	85
Other asset-backed	–	234	416	650

Total fixed maturities(1)	290	17,879	814	18,983
Equity securities	61	85	43	189

Subtotal	351	17,964	857	19,172
Short-term investments	–	163	–	163
GMIB assets(2)	–	–	953	953
Other derivative assets(3)	–	6	–	6

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$351	$18,133	$1,810	$20,294

Financial liabilities at fair value:
GMIB liabilities	$–	$–	$929	$929
Other derivative liabilities(3)	–	1	–	1

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$1	$929	$930

(1)
Fixed maturities included $756 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $65 million of appreciation for securities classified in Level 3.

(2)
The GMIB assets represented retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.

(3)
Other derivative assets included $5 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million of interest rate swaps qualifying as fair value hedges. Other derivative liabilities reflected interest rate and foreign currency swaps qualifying as cash flow hedges. See Note 12 for additional information.
CIGNA CORPORATION - 2014 Form 10-K 87

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

December 31, 2013 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$297	$583	$–	$880
State and local government	–	2,144	–	2,144
Foreign government	–	1,421	23	1,444
Corporate	–	10,476	505	10,981
Mortgage-backed	–	152	1	153
Other asset-backed	–	282	602	884

Total fixed maturities(1)	297	15,058	1,131	16,486
Equity securities	8	74	59	141

Subtotal	305	15,132	1,190	16,627
Short-term investments	–	631	–	631
GMIB assets(2)	–	–	751	751
Other derivative assets(3)	–	3	–	3

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$305	$15,766	$1,941	$18,012

Financial liabilities at fair value:
GMIB liabilities	$–	$–	$741	$741
Other derivative liabilities(3)	–	16	–	16

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$16	$741	$757

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

Fixed maturities and equity securities.    Approximately 94% of the Company's investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

88 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of December 31, 2014 or December 31, 2013. Level 2 also includes exchange-traded interest rate swap contracts. Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements. The nature and use of these other derivatives are described in Note 12.

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

The Company classifies certain newly issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3. Approximately 5% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of December 31, 2014 and 2013. The range and weighted average basis point amounts for fixed maturity spreads (adjustment to discount rates) and price to earnings multiples for equity investments reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate the fair values.

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

Equity securities.    The significant unobservable input used to value the following equity securities is a multiple of earnings before interest, taxes, depreciation and amortization (EBITDA). These securities are comprised of private equity investments with limited trading activity and therefore a ratio of EBITDA is used to estimate value based on company circumstances and relative risk characteristics.

As of December 31, 2014 (Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average)

Fixed maturities:
Other asset and mortgage-backed securities	$417	Liquidity	60 - 370 (140)
		Weighting of credit spreads	160 - 2,560 (290)
Corporate and government fixed maturities	344	Liquidity	80 - 930 (262)

Total fixed maturities	761
Equity securities	43	Price-to-earnings multiples	4.2 - 9.8 (8.1)

Subtotal	804
Pricing exemption securities(1)	53

Total Level 3 securities	$857

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.
CIGNA CORPORATION - 2014 Form 10-K 89

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As of December 31, 2013 (Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment to Discount Rates Range (Weighted Average)

Fixed maturities:
Other asset and mortgage-backed securities	$593	Liquidity	60 - 620 (170)
		Weighting of credit spreads	120 - 2,090 (290)
Corporate and government fixed maturities	416	Liquidity	80 - 930 (310)

Total fixed maturities	1,009
Equity securities	59	Price-to-earnings multiples	4.2 - 9.8 (8.1)

Subtotal	1,068
Pricing exemption securities(1)	122

Total Level 3 securities	$1,190

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

Significant increases in fixed maturity spreads would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement. Significant decreases in equity price to earnings multiples would result in a lower fair value measurement while increases in these inputs would result in a higher fair value measurement. Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input. See the preceding discussion regarding the Company's valuation processes and controls.

Guaranteed minimum income benefit contracts.    As discussed in Note 7, the Company effectively exited the GMIB business in 2013. Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders' net income is the risk of non-performance. This assumption reflects a market participant's view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets). As of December 31, 2014, there were three reinsurers for GMIB, with collateral securing 70% of the balance.

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

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to reflect a market participant's view of the risk of the Company not fulfilling its GMIB obligations, and (b) the GMIB assets to reflect a market participant's view of the credit risk of the reinsurers, after considering collateral.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2014 and 2013. Separate account asset changes are reported separately under the heading "Separate account assets" as the changes in fair values of these

90 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

assets accrue directly to the policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2014	$1,190	$751	$(741)	$10

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	251	(251)	–
Other	15	(1)	15	14

Total gains (losses) included in shareholders' net income	15	250	(236)	14

Gains included in other comprehensive income	14	–	–	–
Gains required to adjust future policy benefits for settlement annuities(1)	55	–	–	–
Purchases, sales, settlements:
Purchases	101	–	–	–
Sales	(202)	–	–	–
Settlements	(156)	(48)	48	–

Total purchases, sales and settlements	(257)	(48)	48	–

Transfers into/(out of) Level 3:
Transfers into Level 3	165	–	–	–
Transfers out of Level 3	(325)	–	–	–

Total transfers into/(out of) Level 3	(160)	–	–	–

Balance at December 31, 2014	$857	$953	$(929)	$24

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$2	$250	$(236)	$14

(1)
Amounts do not accrue to shareholders.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2013	$1,351	$622	$(1,170)	$(548)

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(380)	380	–
Other	16	17	(23)	(6)

Total gains (losses) included in shareholders' net income	16	(363)	357	(6)

Losses included in other comprehensive income	(19)	–	–	–
Losses required to adjust future policy benefits for settlement annuities(1)	(50)	–	–	–
Purchases, sales, settlements:
Purchases	110	–	–	–
Sales	(64)	–	–	–
Settlements	(121)	492	72	564

Total purchases, sales, and settlements	(75)	492	72	564

Transfers into/(out of) Level 3:
Transfers into Level 3	115	–	–	–
Transfers out of Level 3	(148)	–	–	–

Total transfers into/(out of) Level 3	(33)	–	–	–

Balance at December 31, 2013	$1,190	$751	$(741)	$10

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$7	$(363)	$357	$(6)

(1)
Amounts do not accrue to shareholders.
CIGNA CORPORATION - 2014 Form 10-K 91

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As noted in the tables above, total gains and losses included in shareholders' net income are reflected in the following captions in the Consolidated Statements of Income:

•
Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities and realized investment gains (losses) for the impact of changes in non-performance risk related to GMIB assets and liabilities beginning February 4, 2013, similar to hedge ineffectiveness; and

•
Other operating expenses for amounts related to GMIB assets and liabilities (GMIB fair value gain/loss), except for the impact of changes in non-performance risk subsequent to February 4, 2013.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the years ended December 31, 2014 and 2013, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company's revenues and expenses. At December 31, separate account assets were as follows:

2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 23)	$242	$288	$–	$530
Non-guaranteed separate accounts(1)	1,609	5,031	1,158	7,798

TOTAL SEPARATE ACCOUNT ASSETS	$1,851	$5,319	$1,158	$8,328

(1)
As of December 31, 2014, non-guaranteed separate accounts included $3.8 billion in assets supporting the Company's pension plans, including $1.1 billion classified in Level 3.

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

92 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes the change in separate account assets reported in Level 3 for the years ended December 31, 2014 and 2013.

(In millions)	2014	2013

Balance at January 1	$1,035	$1,005
Policyholder gains (1)	85	82
Purchases, issuances, settlements:
Purchases	266	173
Sales	(2)	(14)
Settlements	(226)	(209)

Total purchases, sales and settlements	38	(50)

Transfers into/(out of) Level 3:
Transfers into Level 3	20	5
Transfers out of Level 3	(20)	(7)

Total transfers into/(out of) Level 3:	–	(2)

Balance at December 31	$1,158	$1,035

(1)
Included in this amount were gains of $85 million attributable to instruments still held at December 31, 2014 and gains of $76 million attributable to instruments still held at December 31, 2013.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $10 million, after-tax in 2014 and $12 million, after-tax in 2013.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2014 and 2013. Financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	December 31, 2014		December 31, 2013

(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$2,168	$2,081	$2,338	$2,252
Contractholder deposit funds, excluding universal life products	Level 3	$1,136	$1,124	$1,081	$1,072
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,740	$4,993	$5,550	$4,997

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

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities. Approximately 60% of these balances can be withdrawn by the customer at any time without prior notice or penalty. The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value. Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses. The fair value for these contracts is determined using the fair value of these buyers' assets supporting these reinsured contracts. The Company had reinsurance recoverables equal to the carrying value of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

Long-term debt, including current maturities, excluding capital leases. The fair value of long-term debt is based on quoted market prices for recent trades. When quoted market prices are not available, fair value is estimated using a discounted cash flow analysis and the Company's estimated current borrowing rate for debt of similar terms

CIGNA CORPORATION - 2014 Form 10-K 93

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

and remaining maturities. These measurements were classified in Level 2 because the fair values are based on quoted market prices or other inputs that are market observable or can be corroborated by market data.

Fair values of off-balance-sheet financial instruments were not material as of December 31, 2014 and 2013.

NOTE 11 Investments

A. Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2014:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,152	$1,166
Due after one year through five years	5,681	6,051
Due after five years through ten years	6,531	6,891
Due after ten years	3,267	4,140
Mortgage and other asset-backed securities	647	735

TOTAL	$17,278	$18,983

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

	December 31, 2014
(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$608	$346	$–	$954
State and local government	1,682	176	(2)	1,856
Foreign government	1,824	121	(5)	1,940
Corporate	12,517	1,014	(33)	13,498
Mortgage-backed	83	3	(1)	85
Other asset-backed	564	87	(1)	650

TOTAL	$17,278	$1,747	$(42)	$18,983

(In millions)	December 31, 2013

Federal government and agency	$640	$242	$(2)	$880
State and local government	1,983	167	(6)	2,144
Foreign government	1,392	64	(12)	1,444
Corporate	10,306	749	(74)	10,981
Mortgage-backed	153	3	(3)	153
Other asset-backed	799	87	(2)	884

TOTAL	$15,273	$1,312	$(99)	$16,486

The above table includes investments with a fair value of $3.1 billion supporting liabilities of the Company's run-off settlement annuity business, with gross unrealized appreciation of $758 million and gross unrealized depreciation of $2 million at December 31, 2014. Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income. At December 31, 2013, investments supporting this business had a fair value of $2.6 billion, gross unrealized appreciation of $478 million and gross unrealized depreciation of $20 million.

As of December 31, 2014, the Company had commitments to purchase $74 million of fixed maturities, all of which bear interest at a fixed market rate.

Review of declines in fair value. Management reviews fixed maturities with a decline in fair value from cost for impairment based on criteria that include:

•
length of time and severity of decline;

•
financial health and specific near term prospects of the issuer;
94 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

•
changes in the regulatory, economic or general market environment of the issuer's industry or geographic region; and

•
the Company's intent to sell or the likelihood of a required sale prior to recovery.

The table below summarizes fixed maturities with a decline in fair value from amortized cost as of December 31, 2014. These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	December 31, 2014
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$999	$1,010	$(11)	251
Below investment grade	$293	$307	$(14)	236
More than one year:
Investment grade	$256	$264	$(8)	93
Below investment grade	$78	$87	$(9)	22

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at December 31, 2014. Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of December 31, 2014, fair values of these securities were $57 million and amortized cost was $69 million. As of December 31, 2013, fair values of these securities were $56 million and amortized cost was $68 million.

B. Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2014	2013

Property type
Office buildings	$700	$761
Apartment buildings	264	321
Industrial	466	450
Hotels	351	407
Retail facilities	272	285
Other	28	28

TOTAL	$2,081	$2,252

Geographic region
Pacific	$637	$805
South Atlantic	572	564
New England	277	379
Central	214	260
Middle Atlantic	287	201
Mountain	94	43

TOTAL	$2,081	$2,252

At December 31, 2014, scheduled commercial mortgage loan maturities were as follows (in millions): $247 in 2015, $533 in 2016, $229 in 2017, $179 in 2018 and $893 thereafter. Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2014, the Company had commitments to extend credit under commercial mortgage loan agreements of $65 million.

Credit quality. The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at origination that is then updated each year as part of the annual

CIGNA CORPORATION - 2014 Form 10-K 95

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

portfolio loan review. The Company evaluates and monitors credit quality on an ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

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

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of December 31, 2014 and 2013:

	December 31, 2014

(In millions)	Debt Service Coverage Ratio

Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$340	$17	$–	$6	$–	$363
50% to 59%	681	38	–	–	–	719
60% to 69%	394	–	15	–	60	469
70% to 79%	68	36	33	–	80	217
80% to 89%	6	41	–	–	58	105
90% to 100%	–	–	55	–	153	208

TOTAL	$1,489	$132	$103	$6	$351	$2,081

	December 31, 2013

(In millions)	Debt Service Coverage Ratio

Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$314	$–	$–	$6	$–	$320
50% to 59%	581	131	–	18	–	730
60% to 69%	438	16	29	–	24	507
70% to 79%	79	113	–	–	–	192
80% to 89%	65	42	34	28	143	312
90% to 100%	–	–	58	50	83	191

TOTAL	$1,477	$302	$121	$102	$250	$2,252

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2014 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio's average loan-to-value ratio improved slightly to 63% at December 31, 2014 from 64% at December 31, 2013. The portfolio's average debt service coverage ratio was estimated to be 1.66 at December 31, 2014, a modest improvement from 1.62 at December 31, 2013.

The Company will reevaluate a loan's credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower's request for restructure causes management to believe that the Company's estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

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

Certain other loans were modified during 2014 and 2013. However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company's results of operations, financial condition or liquidity.

96 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Potential problem mortgage loans are considered current (no payment more than 59 days past due), but exhibit certain characteristics that increase the likelihood of future default such as the deterioration of debt service coverage below 1.0, estimated loan-to-value ratios increasing to 100% or more, downgrade in quality rating and requests from the borrower for restructuring. In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days. Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms, which could include concessions on interest rate, principal payment or maturity date. The Company monitors each problem and potential problem mortgage loan on an ongoing basis, and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $208 million at December 31, 2014 and $158 million at December 31, 2013. At December 31, 2014 and December 31, 2013, industrial loans located in the South Atlantic region represented the most significant component of problem and potential problem mortgage loans.

Impaired commercial mortgage loans. The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	2014			2013

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$147	$(12)	$135	$89	$(8)	$81
Impaired commercial mortgage loans with no valuation reserves	31	–	31	31	–	31

TOTAL	$178	$(12)	$166	$120	$(8)	$112

The average recorded investment in impaired loans was $155 million during 2014 and $127 million during 2013. Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for 2014 or 2013. Interest income on impaired commercial mortgage loans was not significant for 2014 or 2013. See Note 2 for further information on impaired commercial mortgage loans.

The following table summarizes the changes in valuation reserves for commercial mortgage loans:

(In millions)	2014	2013

Reserve balance, January 1,	$8	$7
Increase in valuation reserves	4	4
Charge-offs upon sales and repayments, net of recoveries	–	(3)

RESERVE BALANCE, DECEMBER 31,	$12	$8

C. Other Long-Term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2014	2013

Real estate investments	$916	$909
Securities partnerships	456	357
Other	116	104

TOTAL	$1,488	$1,370

Real estate investments and securities partnerships with a carrying value of $264 million at December 31, 2014 and $217 million at December 31, 2013 were non-income producing during the preceding twelve months.

As of December 31, 2014, the Company had commitments to contribute:

•
$207 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•
$476 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 40% of the committed amounts in 2015.

D. Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $509 million, federal government securities of $274 million and money market funds of $33 million as of

CIGNA CORPORATION - 2014 Form 10-K 97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

December 31, 2014. The Company's short-term investments and cash equivalents as of December 31, 2013 included corporate securities of $2.2 billion, federal government securities of $323 million and money market funds of $35 million.

E. Concentration of Risk

As of December 31, 2014 and 2013, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

NOTE 12 Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt. The Company has written and purchased Guaranteed Minimum Income Benefit (GMIB) reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives. The Company also used derivative financial instruments to manage the equity, foreign currency, and certain interest rate risk exposures of its run-off reinsurance business until the time of the Berkshire reinsurance transaction in 2013. For information on the Company's accounting policy for derivative financial instruments, see Note 2. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. As of December 31, 2014, the Company had $21 million in cash on deposit representing the upfront margin required for the Company's centrally-cleared derivative instruments. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net liability positions of these derivatives were not material as of December 31, 2014 or 2013.

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

Volume of activity. The following table provides the notional values of these derivative instruments as of December 31:

	Notional Amount (In millions)

Instrument	2014	2013

Interest rate swaps	$14	$45
Foreign currency swaps	91	118
Combination interest rate and foreign currency swaps	40	40

TOTAL	$145	$203

The following table provides the effect of these derivative instruments on the financial statements for the indicated periods:

Fair Value Effect on the Financial Statements (In millions)

	Other Long-Term Investments (2)		Accounts Payable, Accrued Expenses and Other Liabilities (2)		Gain (Loss) Recognized in Other Comprehensive Income (1)

	As of December 31,		As of December 31,		For the years ended December 31,

Instrument	2014	2013	2014	2013	2014	2013

Interest rate swaps	$–	$2	$–	$–	$(2)	$(2)
Foreign currency swaps	5	1	1	13	13	1
Combination interest rate and foreign currency swaps	–	–	–	2	3	10

TOTAL	$5	$3	$1	$15	$14	$9

(1)
Other comprehensive income for foreign currency swaps excludes amounts required to adjust future policy benefits for the run-off settlement annuity business.

(2)
There were no amounts offset in the Consolidated Balance Sheets at December 31, 2014 or 2013.
98 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

For the years ended December 31, 2014 and 2013, the amounts of gains (losses) reclassified from accumulated other comprehensive income into shareholders' net income were not material. No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges.

Purpose. Beginning in 2014, the Company entered into centrally-cleared interest rate swap contracts to convert a portion of the interest rate exposure on its long-term debt from fixed to variable rates to more closely align interest expense with interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to LIBOR.

Accounting Policy. Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets or other liabilities. As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR. The effects of those adjustments on other operating expenses are offset by the effects of corresponding changes in the swaps' fair value, including interest expense for the difference between the variable and fixed interest rates.

Cash flows. Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with the clearinghouse. Net interest cash flows are reported in operating activities.

Volume of activity. As of December 31, 2014, the notional value of these derivative instruments was $750 million. As of December 31, 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

Guaranteed Minimum Income Benefits (GMIB).

Purpose. The Company's run-off reinsurance business has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount ("GMIB liabilities"). According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments.

The fair value effects of GMIB contracts on the financial statements are included in Note 10 and their volume of activity is included in Note 23. Further information on these contracts is also presented in Note 7. Cash flows on these contracts are reported in operating activities.

NOTE 13 Variable Interest Entities

When the Company becomes involved with a variable interest entity and when the nature of the Company's involvement with the entity changes, to determine if the Company is the primary beneficiary and must consolidate the entity, it evaluates:

•
the structure and purpose of the entity;

•
the risks and rewards created by and shared through the entity; and

•
the entity's participants' ability to direct its activities, receive its benefits and absorb its losses. Participants include the entity's sponsors, equity holders, guarantors, creditors and servicers.

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager. These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations or mortgage-backed securities. The asset-backed securities are largely fixed-rate debt securities issued by trusts that hold perpetual floating-rate subordinated notes issued by foreign banks. The mortgage-backed securities are senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets. The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools.

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

The Company is not the primary beneficiary and does not consolidate these entities because either:

•
it has no power to direct the activities that most significantly impact the entities' economic performance; or

•
it has neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

The Company has not provided, and does not intend to provide, financial support to these entities that is not contractually required. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required. The Company's maximum potential exposure to loss related to the investment entities is limited to the aggregate carrying amount of its investments of $762 million as of December 31, 2014 reported in fixed maturities and equity securities; the Company's combined ownership interests are insignificant relative to the total principal amounts issued by these entities. The Company's maximum exposure to loss related to the IPA arrangements is limited to the liability for incurred but not reported claims for the Company's Medicare Advantage customers. These liabilities are not material and are generally secured by deposits maintained by the IPAs.

CIGNA CORPORATION - 2014 Form 10-K 99

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 14 Investment Income and Gains and Losses

A. Net Investment Income

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Fixed maturities	$876	$823	$843
Equity securities	3	6	4
Commercial mortgage loans	133	174	192
Policy loans	72	74	74
Other long-term investments	105	101	57
Short-term investments and cash	17	22	14

Total investment income	1,206	1,200	1,184
Less investment expenses	40	36	40

NET INVESTMENT INCOME	$1,166	$1,164	$1,144

Net investment income for separate accounts that is excluded from the Company's revenues was $225 million for 2014, $232 million for 2013, and $181 million for 2012.

B. Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2014	2013	2012

Fixed maturities	$14	$113	$48
Equity securities	13	8	4
Commercial mortgage loans	(6)	(3)	(9)
Other investments, including derivatives	133	95	1

Realized investment gains, before income taxes	154	213	44
Less income taxes	48	72	13

NET REALIZED INVESTMENT GAINS	$106	$141	$31

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

(In millions)	2014	2013	2012

Credit related (1)	$(16)	$(8)	$(20)
Other	(36)	(21)	(2)

TOTAL	$(52)	$(29)	$(22)

(1)
Credit-related losses include other-than-temporary declines in fair value of equity securities, increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

In 2014 and 2013, realized investment gains in other investments, including derivatives, primarily represented gains on sale of real estate properties held in joint ventures.

Realized investment gains that are excluded from the Company's revenues for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Separate accounts	$376	$417	$206
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$86	$9	$21

100 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Sales information for available-for-sale fixed maturities and equity securities for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Proceeds from sales	$1,769	$1,775	$591
Gross gains on sales	$62	$102	$37
Gross losses on sales	$6	$4	$2

NOTE 15 Debt

(In millions)	2014	2013

Short-term:
Commercial paper	$100	$100
Other, including capital leases	47	133

TOTAL SHORT-TERM DEBT	$147	$233

Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$600	$600
$250 million, 5.375% Notes due 2017	250	250
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	251	251
$250 million, 4.375% Notes due 2020(1)	254	249
$300 million, 5.125% Notes due 2020(1)	303	299
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021(1)	303	299
$750 million, 4% Notes due 2022	745	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$300 million, 7.875% Debentures due 2027	300	300
$83 million, 8.3% Step Down Notes due 2033	83	83
$500 million, 6.15% Notes due 2036	500	500
$300 million, 5.875% Notes due 2041	298	298
$750 million, 5.375% Notes due 2042	750	750
Other, including capital leases	42	65

TOTAL LONG-TERM DEBT	$5,005	$5,014

(1)
In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 12 for further information about the Company's interest rate risk management and these derivative instruments.

In December 2014, the Company entered into an updated revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options, subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2019. The credit agreement is available for general corporate purposes, including for the issuance of letters of credit. This agreement has certain covenants, including a financial covenant requiring the Company to maintain a leverage ratio of total consolidated debt-to-consolidated capitalization (each as defined in the credit agreement) at or below 0.50. As of December 31, 2014, the Company had $6.5 billion of borrowing capacity within the maximum debt coverage covenant in the agreement, in addition to the $5.2 billion of debt outstanding. Letters of credit outstanding as of December 31, 2014 totaled $23 million. The Company was in compliance with its debt covenants as of December 31, 2014.

Maturities of long-term debt, excluding capital leases, are as follows (in millions): $25 in 2015, $600 in 2016, $250 in 2017, $131 in 2018, $251 in 2019 and the remainder in years after 2019. Maturities of debt under capital lease arrangements are as follows (in millions): $22 in 2015, $22 in 2016, $11 in 2017, $4 in 2018, none in 2019 and the remainder in years after 2019. Interest expense on long-term and short-term debt was $265 million in 2014, $270 million in 2013, and $268 million in 2012.

CIGNA CORPORATION - 2014 Form 10-K 101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 16 Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2014	2013	2012

Common: Par value $0.25 600,000 shares authorized
Outstanding – January 1,	275,526	285,829	285,533
Issued for stock option and other benefit plans	2,284	3,319	4,695
Repurchase of common stock	(18,534)	(13,622)	(4,399)

Outstanding – December 31,	259,276	275,526	285,829
Treasury stock	36,869	90,619	80,316

ISSUED – DECEMBER 31,	296,145	366,145	366,145

The Company maintains a share repurchase program, authorized by its Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement. We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by using a Rule 10b5-1 trading plan.

In 2014, the Company repurchased 18.5 million shares for $1.6 billion. The Company repurchased 13.6 million shares for $1.0 billion during 2013 and 4.4 million shares for $208 million during 2012.

In 2014, the Company retired 70 million shares of treasury stock. This transaction had no effect on total shareholders' equity.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2014, 2013 or 2012.

102 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

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

(In millions) 2014	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation securities, January 1,	$733	$(256)	$477
Net unrealized appreciation on securities arising during the year	249	(89)	160
Reclassification adjustment for (gains) included in shareholders' net income (realized investment gains)	(27)	10	(17)

Net unrealized appreciation, securities arising during the year	222	(79)	143

Net unrealized appreciation, securities, December 31,	$955	$(335)	$620

Net unrealized depreciation, derivatives, January 1,	$(29)	$10	$(19)
Net unrealized appreciation, derivatives arising during the year	17	(6)	11

Net unrealized depreciation, derivatives, December 31,	$(12)	$4	$(8)

Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies arising during the year	(162)	18	(144)

Net translation of foreign currencies, December 31,	$(71)	$9	$(62)

Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	54	(18)	36
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4

Total reclassification adjustment to shareholders' net income (other operating expenses)	60	(20)	40
Net change due to valuation update	(716)	250	(466)

Net postretirement benefits liability adjustment arising during the year	(656)	230	(426)

Postretirement benefits liability adjustment, December 31,	$(2,286)	$800	$(1,486)

CIGNA CORPORATION - 2014 Form 10-K 103

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions) 2013	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation, securities, January 1,	$1,352	$(465)	$887
Net unrealized depreciation on securities arising during the year	(498)	166	(332)
Reclassification adjustment for (gains) included in shareholders' net income (realized investment gains)	(121)	43	(78)

Net unrealized depreciation, securities arising during the year	(619)	209	(410)

Net unrealized appreciation, securities, December 31,	$733	$(256)	$477

Net unrealized depreciation, derivatives, January 1,	$(43)	$15	$(28)
Net unrealized appreciation, derivatives, arising during the year	14	(5)	9

Net unrealized depreciation, derivatives, December 31,	$(29)	$10	$(19)

Net translation of foreign currencies, January 1,	$91	$(22)	$69
Net translation of foreign currencies, arising during the year	–	13	13

Net translation of foreign currencies, December 31,	$91	$(9)	$82

Postretirement benefits liability adjustment, January 1,	$(2,460)	$861	$(1,599)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	70	(25)	45
Reclassification adjustment for curtailment gain (other operating expenses)	(19)	7	(12)

Total reclassification adjustment to shareholders' net income (other operating expenses)	51	(18)	33
Net change due to valuation update and plan amendments	779	(273)	506

Net postretirement benefits liability adjustment arising during the year	830	(291)	539

Postretirement benefits liability adjustment, December 31,	$(1,630)	$570	$(1,060)

(In millions) 2012	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation, securities, January 1,	$1,133	$(393)	$740
Net unrealized appreciation on securities arising during the year	271	(90)	181
Reclassification adjustment for (gains) included in net income (realized investment gains)	(52)	18	(34)

Net unrealized appreciation, securities arising during the year	219	(72)	147

Net unrealized appreciation, securities, December 31,	$1,352	$(465)	$887

Net unrealized depreciation, derivatives, January 1,	$(36)	$13	$(23)
Net unrealized depreciation, derivatives arising during the year	(7)	2	(5)

Net unrealized depreciation, derivatives, December 31,	$(43)	$15	$(28)

Net translation of foreign currencies, January 1,	$13	$(10)	$3
Net translation of foreign currencies arising during the year	78	(12)	66

Net translation of foreign currencies, December 31,	$91	$(22)	$69

Postretirement benefits liability adjustment, January 1,	$(2,331)	$824	$(1,507)
Reclassification adjustment for amortization of net losses from past experience and prior service costs and settlement charges (other operating expenses)	52	(18)	34
Net change due to valuation update and plan amendments	(181)	55	(126)

Net postretirement benefits liability adjustment arising during the year	(129)	37	(92)

Postretirement benefits liability adjustment, December 31,	$(2,460)	$861	$(1,599)

NOTE 18 Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life insurance and HMO company subsidiaries are

104 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

regulated by such statutory requirements. The statutory net income of the Company's life insurance and HMO subsidiaries for the years ended, and their statutory surplus as of December 31, were as follows:

(In millions)	2014	2013	2012

Net income	$2,002	$1,631	$1,520
Surplus	$7,487	$6,316	$6,109

The minimum statutory surplus required by regulators for the Company's life insurance and HMO company subsidiaries was approximately $2.5 billion as of December 31, 2014. As of December 31, 2014, statutory surplus for each of the Company's life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. For one of the Company's foreign insurance subsidiaries, the regulatory authority has permitted deferral of certain policy acquisition costs that increased statutory capital and surplus by approximately $0.2 billion as of December 31, 2014. There were no other permitted practices for the Company's insurance subsidiaries that significantly differed from prescribed regulatory accounting practices. As of December 31, 2014, the Company's life insurance and HMO subsidiaries had investments on deposit with state departments of insurance and other regulatory bodies with statutory carrying values of approximately $0.4 billion. The Company's life insurance and HMO subsidiaries are also subject to regulatory restrictions that limit the amount of annual dividends or other distributions (such as loans or cash advances) insurance companies may extend to the parent company without prior approval of regulatory authorities. The maximum dividend distribution that the Company's life insurance and HMO subsidiaries may make during 2015 without prior approval is approximately $1.0 billion. Restricted net assets of the Company as of December 31, 2014, were approximately $8.8 billion. Certain life insurance subsidiaries of the Company are permitted to loan up to approximately $1.0 billion to the parent company without prior approval.

NOTE 19 Income Taxes

A. Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2014	2013	2012

Current taxes
U.S. income taxes	$1,068	$382	$604
Foreign income taxes	115	77	72
State income taxes	49	42	43

	1,232	501	719

Deferred taxes (benefits)
U.S. income taxes	10	152	131
Foreign income taxes	(22)	46	4
State income taxes	(10)	(1)	(1)

	(22)	197	134

TOTAL INCOME TAXES	$1,210	$698	$853

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2014	2013	2012

Tax expense at nominal rate	$1,156	$761	$867
Effect of undistributed foreign earnings	(74)	(42)	(37)
Health insurance industry tax	83	–	–
State income tax (net of federal income tax benefit)	25	27	28
Other	20	(48)	(5)

TOTAL INCOME TAXES	$1,210	$698	$853

Consolidated pre-tax income from the Company's foreign operations was approximately 10% in 2014, 12% in 2013 and 8% in 2012.

Effective Tax Rates

The consolidated effective tax rate of 36.6% in 2014 has increased from historical levels due to the health insurance industry tax that took effect in 2014 and that is not deductible for federal income tax

CIGNA CORPORATION - 2014 Form 10-K 105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

purposes. Other matters having a significant impact on the effective tax rate included:

•
Undistributed foreign earnings.  As part of its global capital management strategy, the Company's foreign operations retain a significant portion of their earnings overseas. These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations. The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions' tax rate. The Company has accumulated undistributed foreign earnings of $1.8 billion as of December 31, 2014. If the Company intended to repatriate these foreign earnings to the U.S., the Company's consolidated balance sheet would have included an additional $218 million of deferred tax liabilities as of December 31, 2014.

•
Completion of IRS examinations/other 2013 impacts.  In 2013, the Internal Revenue Service ("IRS") completed its examination of the Company's 2009 and 2010 tax years, resulting in an increase to shareholders' net income of $18 million. In addition, income tax expense was reduced in 2013 due to certain other tax benefits related to the Company's foreign operations.

B. Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 are as follows:

(In millions)	2014	2013

Deferred tax assets
Employee and retiree benefit plans	$594	$422
Other insurance and contractholder liabilities	415	407
Policy acquisition expenses	141	142
Other accrued liabilities	204	157
Other	98	128

Deferred tax assets before valuation allowance	1,452	1,256
Valuation allowance for deferred tax assets	(49)	(49)

Deferred tax assets, net of valuation allowance	1,403	1,207

Deferred tax liabilities
Depreciation and amortization	688	700
Foreign operations, net	120	162
Unrealized appreciation on investments and foreign currency translation	302	253

Total deferred tax liabilities	1,110	1,115

NET DEFERRED INCOME TAX ASSETS	$293	$92

Management believes that future results will be sufficient to realize the Company's deferred tax assets. Substantially all of the Company's deferred tax benefits may be carried forward indefinitely. As of December 31, 2014, net operating loss related benefits were $71 million, the majority of which relate to foreign jurisdictions and do not expire. The Company establishes a valuation allowance when it determines that realization of a deferred tax asset does not meet the more likely than not standard. Valuation allowances have been established against certain federal, foreign and state deferred tax assets, generally due to the requirement to assess them on a separate entity basis.

C. Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 is as follows:

(In millions)	2014	2013	2012

Balance at January 1,	$17	$51	$52
Decrease due to prior year positions	–	(35)	(5)
Increase due to current year positions	12	6	7
Reduction related to lapse of applicable statute of limitations	(3)	(5)	(3)

BALANCE AT DECEMBER 31,	$26	$17	$51

Unrecognized tax benefits increased $9 million in 2014 of which $6 million impacted shareholders' net income. The prior year decrease was primarily attributable to completion of an IRS examination.

The Company classifies net interest expense on uncertain tax positions as a component of income tax expense, but excludes this amount from the liability for uncertain tax positions. The Company's liability for net interest was immaterial at December 31, 2014, 2013 and 2012.

106 CIGNA CORPORATION - 2014 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

D. Other Tax Matters

In 2013, the IRS completed its examination of the Company's 2009 and 2010 tax years, resulting in two issues that could not be resolved at the examination level. The Company subsequently filed a formal protest challenging the IRS positions on the two disputed matters. The IRS previously withdrew its challenge relating to the first of these matters, and the parties have since agreed on a resolution of the second matter. The resolution of these matters did not materially impact shareholders' net income.

The IRS began its examination of the Company's 2011 and 2012 tax years in the third quarter of 2014 that is expected to continue through 2015.

The Company conducts business in numerous state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state audit activity is expected for tax years prior to 2010, and prior to 2008 for foreign audit activity.

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

Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2014	2013	2012

Compensation cost	$101	$88	$98
Tax benefits	$12	$25	$26

The Company had the following number of common stock shares available for award at December 31: 10.3 million in 2014, 13.2 million in 2013 and 8.4 million in 2012.

Stock options. The Company awards options to purchase the Company's common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date.

The table below shows the status of, and changes in, common stock options during the last three years:

	2014		2013		2012

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	7,350	$42.24	8,951	$36.29	9,581	$33.92
Granted	2,012	$78.11	1,890	$58.84	3,446	$28.29
Exercised	(1,869)	$41.29	(3,107)	$34.99	(3,740)	$22.72
Expired or canceled	(162)	$64.27	(384)	$43.86	(336)	$37.85

OUTSTANDING – DECEMBER 31	7,331	$51.84	7,350	$42.24	8,951	$36.29

Options exercisable at year-end	3,919	$38.11	4,217	$35.84	5,731	$34.93

Compensation expense of $32 million related to unvested stock options at December 31, 2014 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2014	2013	2012

Intrinsic value of options exercised	$84	$105	$95
Cash received for options exercised	$76	$109	$85
Excess tax benefits realized from options exercised	$19	$23	$15

CIGNA CORPORATION - 2014 Form 10-K 107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes information for outstanding common stock options at December 31, 2014:

	Options Outstanding	Options Exercisable

Number (in thousands)	7,331	3,919
Total intrinsic value (in millions)	$374	$254
Weighted average exercise price	$51.84	$38.11
Weighted average remaining contractual life	6.8	5.2

The weighted average fair value of options granted under employee incentive plans was $23.56 for 2014, $19.84 for 2013 and $14.99 for 2012 (excluding the HealthSpring rollover options issued in 2012) using the Black-Scholes option-pricing model and the assumptions presented in the following table.

	2014	2013	2012

Dividend yield	0.1%	0.1%	0.1%
Expected volatility	35.0%	40.0%	40.0%
Risk-free interest rate	1.3%	0.7%	0.8%
Expected option life	4.3 years	4.5 years	4.5 years

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

The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

	2014		2013		2012

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	2,844	$41.56	4,064	$35.00	4,246	$28.88
Awarded	454	$78.99	525	$59.36	1,563	$44.37
Vested	(1,065)	$32.34	(1,480)	$30.24	(1,485)	$27.60
Forfeited	(112)	$52.95	(265)	$39.46	(260)	$33.61

OUTSTANDING – DECEMBER 31	2,121	$53.59	2,844	$41.56	4,064	$35.00

The fair value of vested restricted stock was: $85 million in 2014, $94 million in 2013 and $66 million in 2012.

At the end of 2014, approximately 3,400 employees held 2.1 million restricted stock grants and units with $54 million of related compensation expense to be recognized over the next three years (weighted average period).

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

108 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The table below shows the status of, and changes in, strategic performance shares during the last three years:

	2014		2013		2012

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,572	$49.67	1,600	$41.92	834	$39.45
Awarded	450	$78.50	616	$59.84	842	$44.49
Vested	(397)	$43.53	(448)	$36.88	–	$–
Forfeited	(78)	$58.41	(196)	$47.52	(76)	$43.39

OUTSTANDING – DECEMBER 31	1,547	$59.20	1,572	$49.67	1,600	$41.92

The fair value of vested strategic performance shares was $57 million in 2014 and $42 million in 2013. No strategic performance shares vested in 2012.

At the end of 2014, approximately 1,200 employees held 1.5 million strategic performance shares and $32 million of related compensation expense is expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2015 and 2016.

NOTE 21 Leases and Rentals

The Company's operating leases are primarily for office space. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Office space leases active in 2014 had terms ranging from 1 month to 18 years. Rental expenses for operating leases amounted to $150 million in 2014, $137 million in 2013 and $144 million in 2012. As of December 31, 2014, future net minimum rental payments under non-cancelable operating leases were approximately $605 million, payable as follows (in millions): $140 in 2015, $120 in 2016, $87 in 2017, $71 in 2018, $59 in 2019 and $128 thereafter.

The Company also has capital lease arrangements. See Note 8 and Note 15 for further information on assets recorded under capital leases and the related obligations.

NOTE 22 Segment Information

Beginning in the first quarter of 2014, the Company combined the results of its run-off reinsurance business with other immaterial operating segments in Other Operations. Prior year segment information has been conformed to the current presentation.

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

Other Operations  consist of:

•
corporate-owned life insurance ("COLI");

•
run-off reinsurance business that is predominantly comprised of GMDB and GMIB business that was effectively exited through reinsurance with Berkshire in 2013;

•
deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•
run-off settlement annuity business.

Corporate  reflects amounts not allocated to other segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with its frozen pension plans, and certain corporate project and overhead costs.

The Company measures the financial results of its segments using "segment earnings (loss)", defined as shareholders' net income (loss) before after-tax realized investment results. The Company determines segment earnings (loss) consistent with accounting policies used in preparing the consolidated financial statements, except that amounts included in Corporate are not allocated to segments. The Company allocates certain other operating expenses, such as systems and other key corporate overhead expenses, on systematic bases. Income taxes are generally computed as if each segment were filing a separate income tax return. The Company does not report total assets by segment because this is not a metric used to allocate resources or evaluate segment performance.

CIGNA CORPORATION - 2014 Form 10-K 109

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31, was as follows:

(In millions)	2014	2013	2012

Global Health Care
Premiums:
Guaranteed cost	$4,600	$4,463	$4,256
Experience-rated	2,322	2,292	2,022
Stop loss	2,318	1,907	1,672
International health care	1,827	1,752	1,648
Dental	1,257	1,139	1,005
Medicare	5,660	5,639	4,969
Medicaid	515	317	207
Medicare Part D	1,405	1,387	1,421
Other	805	730	677

Total premiums	20,709	19,626	17,877
Fees and other revenues	4,005	3,518	3,321
Mail order pharmacy revenues	2,239	1,827	1,623
Net investment income	337	325	259

Segment revenues	$27,290	$25,296	$23,080
Depreciation and amortization	$513	$529	$516
Income taxes	$1,035	$822	$793
Segment earnings	$1,646	$1,517	$1,418

Global Supplemental Benefits
Premiums	$2,844	$2,496	$1,975
Fees and other revenues	52	43	30
Net investment income	109	100	90

Segment revenues	$3,005	$2,639	$2,095
Depreciation and amortization	$50	$50	$29
Income taxes	$48	$50	$36
Equity in income of investees	$18	$17	$10
Segment earnings	$230	$175	$142

Group Disability and Life
Premiums:
Life	$1,629	$1,552	$1,426
Disability	1,681	1,539	1,348
Other	239	257	270

Total	3,549	3,348	3,044
Fees and other revenues	86	78	65
Net investment income	335	321	300

Segment revenues	$3,970	$3,747	$3,409
Depreciation and amortization	$22	$14	$11
Income taxes	$140	$101	$116
Segment earnings	$317	$259	$279

Other Operations
Premiums	$112	$105	$121
Fees and other revenues	14	(24)	(101)
Net investment income	384	408	490

Segment revenues	$510	$489	$510
Depreciation and amortization	$2	$1	$2
Income taxes (benefits)	$29	$(237)	$43
Segment earnings (loss)	$68	$(394)	$82

110 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	2014	2013	2012

Corporate
Other revenues and eliminations	$(16)	$(14)	$(24)
Net investment income	1	10	5

Segment revenues	$(15)	$(4)	$(19)
Depreciation and amortization	$1	$3	$3
Income tax benefits	$(90)	$(110)	$(148)
Segment loss	$(265)	$(222)	$(329)

Realized investment gains
Realized investment gains	$154	$213	$44
Income taxes	48	72	13

Realized investment gains, net of taxes	$106	$141	$31

Total
Premiums	$27,214	$25,575	$23,017
Fees and other revenues	4,141	3,601	3,291
Mail order pharmacy revenues	2,239	1,827	1,623
Net investment income	1,166	1,164	1,144
Realized investment gains	154	213	44

Total revenues	$34,914	$32,380	$29,119
Depreciation and amortization	$588	$597	$560
Income taxes	$1,210	$698	$853
Segment earnings	$1,996	$1,335	$1,592
Realized investment gains, net of taxes	$106	$141	$31

Shareholders' net income	$2,102	$1,476	$1,623

Revenue from external customers includes premiums, fees and other revenues, and mail order pharmacy revenues. The following table presents these revenues by product type for the years ended December 31:

(In millions)	2014	2013	2012

Medical	$24,476	$22,933	$20,973
Disability	1,767	1,616	1,413
Supplemental Health, Life, and Accident	4,739	4,322	3,680
Mail order pharmacy	2,239	1,827	1,623
Other	373	305	242

TOTAL	$33,594	$31,003	$27,931

Foreign and U.S. revenues from external customers for the 3 years ended December 31 are shown below. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2014	2013	2012

U.S.	$30,070	$27,868	$25,217
Foreign	3,524	3,135	2,714

TOTAL	$33,594	$31,003	$27,931

As a percentage of consolidated revenues, premiums from CMS were 21% in 2014 and 22% in both 2013 and 2012. These amounts were reported in the Global Health Care segment.

CIGNA CORPORATION - 2014 Form 10-K 111

PART II
ITEM 8. Financial Statements and Supplementary Data

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (see Note 7 for additional information) has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2014, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $496 million as of December 31, 2014 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2014. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 10 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

Under these guarantees, the future payment amounts are dependent on underlying mutual fund investment values and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of these contracts. Accordingly, the Company calculated exposure, without considering retrocessional coverage, using the following hypothetical assumptions as a proxy for maximum potential undiscounted future payments.

•
no annuitants surrendered their accounts;

•
all annuitants lived to elect their benefit;

•
all annuitants elected to receive their benefit on the next available date (2015 through 2020); and

•
all underlying mutual fund investment values remained at the December 31, 2014 value of $1.1 billion with no future returns.

Using these hypothetical assumptions, GMIB exposure is $754 million. The recorded liability for GMIB is calculated using fair value assumptions. The Company has retrocessional coverage in place that covers the exposures on these contracts. See Notes 7, 10 and 12 for further information on GMIB contracts.

C. Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $208 million as of December 31, 2014, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2015 through 2021. The Company's indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2014.

As of December 31, 2014, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease. Guarantees of $16 million expire in 2016 and $25 million expire in 2025. The Company had liabilities for these guarantees of $7 million as of December 31, 2014.

The Company had indemnification obligations as of December 31, 2014 in connection with acquisition, disposition and reinsurance transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential

112 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2014.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the year ended December 31, 2014 and 2013, charges related to guaranty fund assessments were immaterial to the Company's results of operations.

The Company is aware of an insurer that is in rehabilitation. In 2012, the state court denied the regulator's amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer. The regulator has appealed the court's decision. If the actions taken in the rehabilitation plan fail to improve this insurer's financial condition, or if the state court's ruling is overturned on appeal, this insurer may be forced into insolvency. In that event, the Company would be required to pay guaranty fund assessments related to this insurer. Due to the uncertainties surrounding this matter, the Company is unable to estimate the amount of any potential guaranty fund assessments and is monitoring the situation.

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business. These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, intellectual property claims and real estate related disputes. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry. The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities. Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under the FASB's guidance for uncertain tax positions. Further information on income tax matters can be found in Note 19.

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

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices. Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, the CMS and the Office of Inspector General ("OIG"). With respect to Cigna's Medicare Advantage business, the CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation audits or RADV audits), that may result in retrospective adjustments to payments made to health plans. Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participating in government programs.

As a global company, Cigna is also subject to the laws, regulations and rules of the foreign jurisdictions in which it conducts business. Foreign laws and rules, and regulatory audit and investigation practices, may differ from or be more stringent than, similar requirements in the United States.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously. Except as otherwise noted, the Company believes

CIGNA CORPORATION - 2014 Form 10-K 113

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operation, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. The Company had pre-tax reserves as of December 31, 2014 of $189 million ($123 million after-tax) for the matters discussed below. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.    In December 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the "Plan") on behalf of herself and other similarly situated participants in the Plan affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various ERISA violations, including, that the Plan's cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) found for plaintiffs on the disclosure claim only; (2) affirmed the Company's right to convert to a cash balance plan prospectively beginning in 1998; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula. The Second Circuit upheld this decision. In 2011, the Supreme Court reversed the lower court decisions in this matter and returned the case to the District Court, which ordered the Company to pay substantially the same benefits as had been ordered in 2008 and denied the Company's motion to decertify the class. The parties again appealed, with the plaintiffs challenging the District Court's denial of their request to return to the prior annuity benefit plan formula, and Cigna and the Plan appealing the District Court's order and the denial of a motion to decertify the class. In December 2014, the Second Circuit upheld the District Court ruling. In January 2015, the plaintiffs filed a petition for re-hearing with the Second Circuit. The Company will continue to vigorously defend its position.

Ingenix.    In April 2004, the Company was sued in a number of putative nationwide class actions alleging that the Company improperly underpaid claims for out-of-network providers through the use of data provided by Ingenix, Inc., a subsidiary of one of the Company's competitors. These actions were consolidated into Franco v. Connecticut General Life Insurance Company, et al., pending in the U.S. District Court for the District of New Jersey. The consolidated amended complaint, filed in 2009 on behalf of subscribers, health care providers and various medical associations, asserted claims related to benefits and disclosure under ERISA, the Racketeer Influenced and Corrupt Organizations ("RICO") Act, the Sherman Antitrust Act and New Jersey state law and seeks recovery for alleged underpayments from 1998 through the present. Other major health insurers have been the subject of, or have settled, similar litigation.

In September 2011, the District Court (1) dismissed all claims by the health care provider and medical association plaintiffs for lack of standing; and (2) dismissed the antitrust claims, the New Jersey state law claims and the ERISA disclosure claim. In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs. The Third Circuit denied plaintiff's request for an immediate appeal of the January 2013 ruling. As a result, the case is proceeding on behalf of the named plaintiffs only. In June 2014, the District Court granted the Company's motion for summary judgment to terminate all claims, and denied the plaintiffs' partial motion for summary judgment. In July 2014, the plaintiffs appealed all of the District Court's decisions in favor of the Company, including the class certification decision, to the Third Circuit. The Company will continue to vigorously defend its position.

Regulatory Matters

Disability claims regulatory matter.    During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the "monitoring states") related to an examination of the Company's long-term disability claims handling practices. The agreement requires, among other things: (1) enhanced claims handling procedures related to documentation and disposition; (2) monitoring the Company's implementation of these procedures during a two-year period following the execution date of the agreement; and (3) a reassessment of claims denied or closed during a two-year prior period, except California for which the reassessment period is three years.

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

114 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2014 and December 31, 2013. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended

(In millions, except per share amounts)	March 31		June 30		Sept. 30	Dec. 31

Consolidated Results
2014
Total revenues	$8,496		$8,733		$8,757	$8,928
Income before income taxes	853		901		818	732
Shareholders' net income	528		573		534	467
Shareholders' net income per share:
Basic	1.96		2.16		2.04	1.80
Diluted	1.92		2.12		2.01	1.77
2013
Total revenues	$8,183		$7,980		$8,066	$8,151
Income before income taxes	74		767		799	536
Shareholders' net income	57	(1)	505	(2)	553	361(3)
Shareholders' net income per share:
Basic	0.20		1.79		1.99	1.32
Diluted	0.20		1.76		1.95	1.29
Stock and Dividend Data
2014
Price range of common stock – high	$90.63		$93.20		$97.28	$105.73
– low	$75.37		$73.47		$87.33	$85.75
Dividends declared per common share	$0.04		$–		$–	$–
2013
Price range of common stock – high	$63.19		$73.13		$84.68	$88.57
– low	$53.91		$61.88		$71.12	$72.64
Dividends declared per common share	$0.04		$–		$–	$–

(1)
The first quarter of 2013 includes an after-tax gain of $25 million for the GMIB business, an after-tax charge of $507 million for the reinsurance transaction with Berkshire to effectively exit the Run-off Reinsurance business, and an after-tax charge of $51 million related to the disability claims regulatory matter in the Group Disability and Life segment.
(2)
The second quarter of 2013 includes an after-tax charge of $24 million for the Pharmacy Benefits Manager ("PBM") partnering agreement with Catamaran.
(3)
The fourth quarter of 2013 includes an after-tax charge of $40 million for an organizational efficiency plan.
CIGNA CORPORATION - 2014 Form 10-K 115

PART II
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

B. Internal Control Over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management of Cigna Corporation is responsible for establishing and maintaining adequate internal controls over financial reporting. The Company's internal controls were designed to provide reasonable assurance to the Company's management and Board of Directors that the Company's consolidated published financial statements for external purposes were prepared in accordance with accounting principles generally accepted in the United States. The Company's internal control over financial reporting includes those policies and procedures that:

(i)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets and liabilities of the Company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2014.

The Company's independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 60 in this Form 10-K.

ITEM 9B. Other Information

None.

116 CIGNA CORPORATION - 2014 Form 10-K

PART III

ITEM 10. Directors and Executive Officers of the Registrant

A. Directors of the Registrant

The information under the captions "Corporate Governance Matters – Process for Director Elections," "– Board of Directors' Nominees," "– Directors Who Will Continue in Office" and "– Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

B. Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 28 in this Form 10-K.

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

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

ITEM 11. Executive Compensation

The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Compensation Matters – Report of the People Resources Committee," "– Compensation Discussion and Analysis" and "– Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2014 Form 10-K 117

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2014:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	10,692,086	$51.84	10,616,584
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	10,692,086	$51.84	10,616,584

(1)
Includes, in addition to outstanding stock options, 169,963 restricted stock units, 97,745 deferred shares and 3,093,054 strategic performance shares, which are reported at the maximum 200% payout rate. Also includes 724,329 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan and 18,776 shares of common stock underlying stock option awards granted under the NewQuest Holdings, Inc. 2005 Stock Option Plan, each of which was approved by the applicable company's shareholders before Cigna's acquisition of HealthSpring in January 2012.

(2)
The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $17.74. Excluding these assumed options results in a weighted-average exercise price of $55.69.

(3)
Includes 285,176 shares of common stock available as of the close of business December 31, 2014 for future issuance under the Cigna Directors Equity Plan and 10,331,408 shares of common stock available as of the close of business on December 31, 2014 for future issuance under the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of Cigna Common Stock – Stock held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Largest Security Holders" in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

ITEM 14. Principal Accounting Fees and Services

The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "– Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2015 annual meeting of shareholders is incorporated by reference.

118 CIGNA CORPORATION - 2014 Form 10-K

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)
(1) The following Financial Statements appear on pages 60 through 114:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012.

    Consolidated Balance Sheets as of December 31, 2014 and 2013.

  Consolidated Statements of Changes in Total Equity for the years ended December 31, 2014, 2013 and 2012.

  Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

  Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

CIGNA CORPORATION - 2014 Form 10-K 119

PART IV
ITEM 15. Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 26, 2015
By:	/s/ Thomas A. McCarthy
Thomas A. McCarthy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2015.

Signature	Title

/s/ David M. Cordani	Chief Executive Officer and Director (Principal Executive Officer)

David M. Cordani
/s/ Thomas A. McCarthy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Thomas A. McCarthy
/s/ Mary T. Hoeltzel	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Mary T. Hoeltzel
/s/ Eric J. Foss	Director

Eric J. Foss
/s/ Michelle D. Gass	Director

Michelle D. Gass
/s/ Isaiah Harris, Jr.	Chairman of the Board

Isaiah Harris, Jr.
/s/ Jane E. Henney, M.D.	Director

Jane E. Henney, M.D.
/s/ Roman Martinez IV	Director

Roman Martinez IV
/s/ John M. Partridge	Director

John M. Partridge
/s/ James E. Rogers	Director

James E. Rogers
/s/ Eric C. Wiseman	Director

Eric C. Wiseman
/s/ Donna F. Zarcone	Director

Donna F. Zarcone
/s/ William D. Zollars	Director

William D. Zollars

120 CIGNA CORPORATION - 2014 Form 10-K

INDEX TO FINANCIAL STATEMENT SCHEDULES
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2014 Form 10-K FS-1

PART IV
ITEM 15. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2015 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2015

FS-2 CIGNA CORPORATION - 2014 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Summary of Investments – Other Than Investments in Related Parties December 31, 2014

Type of Investment (In millions)	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$608	$954	$954
States, municipalities and political subdivisions	1,682	1,856	1,856
Foreign governments	1,824	1,940	1,940
Public utilities	437	447	447
All other corporate bonds	12,042	13,012	13,012
Asset backed securities:
Mortgage-backed	83	85	85
Other asset-backed	564	650	650
Redeemable preferred stocks	38	39	39

TOTAL FIXED MATURITIES	17,278	18,983	18,983

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	111	113	113
Non-redeemable preferred stocks	88	76	76

TOTAL EQUITY SECURITIES	199	189	189

Commercial mortgage loans on real estate	2,081		2,081
Policy loans	1,438		1,438
Other long-term investments	1,494		1,488
Short-term investments	163		163

TOTAL INVESTMENTS	$22,653		$24,342

CIGNA CORPORATION - 2014 Form 10-K FS-3

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation – (Registrant)

Statements of Income

	For the years ended December 31,

(In millions)	2014	2013	2012

Operating expenses:
Interest	$258	$264	$262
Intercompany interest	5	2	–
Other	82	69	190

TOTAL OPERATING EXPENSES	345	335	452

Loss before income taxes	(345)	(335)	(452)
Income tax benefit	(89)	(109)	(143)

Loss of parent company	(256)	(226)	(309)
Equity in income of subsidiaries	2,358	1,702	1,932

SHAREHOLDERS' NET INCOME	2,102	1,476	1,623

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities	143	(410)	147
Net unrealized appreciation (depreciation), derivatives	11	9	(5)
Net translation of foreign currencies	(144)	13	66
Postretirement benefits liability adjustment	(426)	539	(92)

Shareholders' other comprehensive income (loss)	(416)	151	116

SHAREHOLDERS' COMPREHENSIVE INCOME	$1,686	$1,627	$1,739

See Notes to Financial Statements on the following pages.

FS-4 CIGNA CORPORATION - 2014 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,

(In millions)	2014	2013

ASSETS:
Cash and cash equivalents	$51	$–
Investments in subsidiaries	17,645	16,932
Intercompany	74	40
Other assets	553	435

TOTAL ASSETS	$18,323	$17,407

LIABILITIES:
Intercompany	$1,138	$1,043
Short-term debt	100	100
Long-term debt	4,885	4,871
Other liabilities	1,426	826

TOTAL LIABILITIES	7,549	6,840

SHAREHOLDERS' EQUITY:
Common stock (shares issued, 296; authorized, 600)	74	92
Additional paid-in capital	2,769	3,356
Accumulated other comprehensive loss	(936)	(520)
Retained earnings	10,289	13,676
Less treasury stock, at cost	(1,422)	(6,037)

TOTAL SHAREHOLDERS' EQUITY	10,774	10,567

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,323	$17,407

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2014 Form 10-K FS-5

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

	For the years ended December 31,

(In millions)	2014	2013	2012

Cash Flows from Operating Activities:
Shareholders' Net Income	$2,102	$1,476	$1,623
Adjustments to reconcile shareholders' net income to net cash provided by operating activities:
Equity in income of subsidiaries	(2,358)	(1,702)	(1,932)
Dividends received from subsidiaries	1,648	506	671
Other liabilities	(73)	(245)	(213)
Other, net	173	63	191

Net cash provided by operating activities	1,492	98	340

Cash Flows from Investing Activities:
Other, net	11	–	(19)

Net cash provided by / (used in) investing activities	11	–	(19)
Cash Flows from Financing Activities:
Net change in amounts due to / from affiliates	61	751	(208)
Net change in short-term debt	–	(100)	100
Issuance of common stock	110	150	121
Common dividends paid	(11)	(11)	(11)
Repurchase of common stock	(1,612)	(1,003)	(208)

Net cash used in financing activities	(1,452)	(213)	(206)
Net increase (decrease) in cash and cash equivalents	51	(115)	115
Cash and cash equivalents, beginning of year	–	115	–

Cash and cash equivalents, end of year	$51	$–	$115

See Notes to Financial Statements on the following pages.

FS-6 CIGNA CORPORATION - 2014 Form 10-K

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

Note 1 – For purposes of these condensed financial statements, Cigna Corporation's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity basis of accounting.

Note 2 – Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2014	December 31, 2013

Short-term:
Commercial Paper	$100	$100

TOTAL SHORT-TERM DEBT	$100	$100

Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$600	$600
$250 million, 5.375% Notes due 2017	250	250
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	251	251
$250 million, 4.375% Notes due 2020(1)	254	249
$300 million, 5.125% Notes due 2020(1)	303	299
$300 million, 4.5% Notes due 2021(1)	303	299
$750 million, 4% Notes due 2022	745	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$300 million, 7.875% Debentures due 2027	300	300
$83 million, 8.3% Step Down Notes due 2033	83	83
$500 million, 6.15% Notes due 2036	500	500
$300 million, 5.875% Notes due 2041	298	298
$750 million, 5.375% Notes due 2042	750	750

TOTAL LONG-TERM DEBT	$4,885	$4,871

(1)
In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.

In December, 2014, the Company entered into an updated revolving credit and letter of credit agreement for $1.5 billion, that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options, subject to consent by the administrative agent and the committing banks, to increase the commitment amount to $2 billion and to extend the term past December 2019. The credit agreement is available for general corporate purposes, including for the issuance of letters of credit. This agreement has certain covenants, including a financial covenant requiring the Company to maintain a leverage ratio of total consolidated debt-to-consolidated capitalization (each as defined in the credit agreement) at or below 0.50. As of December 31, 2014, the Company had $6.5 billion of borrowing capacity within the maximum debt coverage covenant in the agreement, in addition to the $5.2 billion of debt outstanding. Letters of credit outstanding as of December 31, 2014 totaled $23 million. The Company was in compliance with its debt covenants as of December 31, 2014.

Maturities of debt are as follows (in millions): none in 2015, $600 in 2016, $250 in 2017, $131 in 2018, $251 in 2019 and the remainder in years after 2019. Interest expense on long-term and short-term debt was $258 million in 2014, $264 million in 2013, and $262 million in 2012. Interest paid on long-term and short-term debt was $252 million in 2014, $259 million in 2013, and $242 million in 2012.

CIGNA CORPORATION - 2014 Form 10-K FS-7

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Note 3 – Intercompany liabilities consist primarily of loans payable to Cigna Holdings, Inc. of $877 million as of December 31, 2014 and $1,043 million as of December 31, 2013. Interest was accrued at an average monthly rate of 0.52% for 2014 and 0.59% for 2013.

Note 4 – As of December 31, 2014, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly-owned subsidiaries as follows:

•
The Company has arranged for bank letters of credit in the amount of $4 million to provide collateral in support of its indirect wholly-owned subsidiaries.

•
Various indirect, wholly-owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2014 was $79 million.

•
The Company is obligated under a $6 million letter of credit required by the insurer of its high-deductible self-insurance programs to indemnify the insurer for claim liabilities that fall within deductible amounts for policy years dating back to 1994.

•
The Company also provides solvency guarantees aggregating $34 million under state and federal regulations in support of its indirect wholly-owned medical HMOs in several states.

•
The Company has arranged a $13 million letter of credit in support of Cigna Europe Insurance Company, an indirect wholly-owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. Cigna Europe Insurance Company is the holder of the letters of credit.

•
The Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company's reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2014, the reserve was $22 million.

In 2014, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company's results of operations, liquidity or financial condition.

FS-8 CIGNA CORPORATION - 2014 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule III – Supplementary Insurance Information

(In millions) Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims	Unearned premiums

Year Ended December 31, 2014:
Global Health Care	$17	$182	$2,180	$155
Global Supplemental Benefits	1,437	2,785	339	431
Group Disability and Life	1	1,662	3,844	15
Other Operations	47	13,443	222	20
Corporate	–	–	(5)	–

TOTAL	$1,502	$18,072	$6,580	$621

Year Ended December 31, 2013:
Global Health Care	$20	$197	$2,050	$116
Global Supplemental Benefits	1,323	2,525	305	419
Group Disability and Life	1	1,615	3,739	23
Other Operations	51	13,439	260	22
Corporate	–	–	(6)	–

TOTAL	$1,395	$17,776	$6,348	$580

Year Ended December 31, 2012:
Global Health Care	$19	$175	$1,856	$111
Global Supplemental Benefits	1,113	2,227	306	388
Group Disability and Life	1	1,599	3,482	26
Other Operations	65	13,772	295	24
Corporate	–	–	(21)	–

TOTAL	$1,198	$17,773	$5,918	$549

CIGNA CORPORATION - 2014 Form 10-K FS-9

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

	Premiums (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

Year Ended December 31, 2014
Global Health Care	$20,709	$337	$16,694	$73	$7,843
Global Supplemental Benefits	2,844	109	1,544	209	981
Group Disability and Life	3,549	335	2,716	1	796
Other Operations	112	384	380	6	27
Corporate	–	1	–	–	340

TOTAL	$27,214	$1,166	$21,334	$289	$9,987

Year Ended December 31, 2013:
Global Health Care	$19,626	$325	$15,867	$69	$7,021
Global Supplemental Benefits	2,496	100	1,310	178	924
Group Disability and Life	3,348	321	2,621	1	765
Other Operations	105	408	1,067	7	46
Corporate	–	10	–	–	328

TOTAL	$25,575	$1,164	$20,865	$255	$9,084

Year Ended December 31, 2012:
Global Health Care	$17,877	$259	$14,228	$68	$6,573
Global Supplemental Benefits	1,975	90	1,005	141	770
Group Disability and Life	3,044	300	2,290	3	721
Other Operations	121	490	377	6	2
Corporate	–	5	–	–	458

TOTAL	$23,017	$1,144	$17,900	$218	$8,524

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

(4)
Other operating expenses include mail order pharmacy costs and other operating expenses, and excludes amortization of deferred policy acquisition expenses.
FS-10 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule IV – Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2014:
Life insurance in force	$879,508	$58,133	$3,180	$824,555	0.4%

Premiums:
Life insurance and annuities	$2,302	$320	$32	$2,014	1.6%
Accident and health insurance	24,913	283	570	25,200	2.3%

TOTAL	$27,215	$603	$602	$27,214	2.2%

Year Ended December 31, 2013:
Life insurance in force	$781,053	$59,003	$3,459	$725,509	0.5%

Premiums:
Life insurance and annuities	$2,140	$279	$28	$1,889	1.5%
Accident and health insurance	23,401	264	549	23,686	2.3%

TOTAL	$25,541	$543	$577	$25,575	2.3%

Year Ended December 31, 2012:
Life insurance in force	$710,140	$48,702	$4,435	$665,873	0.7%

Premiums:
Life insurance and annuities	$2,013	$268	$29	$1,774	1.6%
Accident and health insurance	21,001	200	442	21,243	2.1%

TOTAL	$23,014	$468	$471	$23,017	2.1%

CIGNA CORPORATION - 2014 Form 10-K FS-11

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule V – Valuation and Qualifying Accounts and Reserves

(In millions) Description	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions(1)	Balance at end of year

2014:
Investment asset valuation reserves: Commercial mortgage loans	$8	$4	$–	$–	$12
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$43	$53	$5	$–	$101
Deferred tax asset valuation allowance	$49	$21	$(21)	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4
2013:
Investment asset valuation reserves: Commercial mortgage loans	$7	$4	$–	$(3)	$8
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$51	$–	$(2)	$(6)	$43
Deferred tax asset valuation allowance	$42	$7	$–	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4
2012:
Investment asset valuation reserves: Commercial mortgage loans	$19	$10	$–	$(22)	$7
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$45	$4	$1	$1	$51
Deferred tax asset valuation allowance	$45	$4	$(7)	$–	$42
Reinsurance recoverables	$5	$(1)	$–	$–	$4

(1)
Amounts for commercial mortgage loans primarily reflect charge-offs upon sales and repayments, as well as transfers to foreclosed real estate. 2012 amount also includes restructures reclassified to Other Long-term Investments.
FS-12 CIGNA CORPORATION - 2014 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number		Description	Method of Filing

3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b)	Supplemental Indenture No. 1 dated November 11, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c)	Supplemental Indenture No. 2 dated March 15, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(e)	Supplemental Indenture No. 4 dated May 7, 2009 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 12, 2009 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2011 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.31 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, amended and restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.5		Cigna Corporation Director Equity Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.7	(a)	Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.8		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.9		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10		Cigna Executive Incentive Plan amended and restated as of January 12, 2012	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.11	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
10.12		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

CIGNA CORPORATION - 2014 Form 10-K E-1

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.14	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.16		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.17		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.18		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.19		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.20		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2014 and incorporated herein by reference.
10.22		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.23		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.24		Matthew Manders' Promotion Letter dated June 2, 2014	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on June 4, 2014 and incorporated herein by reference.
10.25		Thomas A. McCarthy's Offer Letter dated May 9, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 13, 2013 and incorporated herein by reference.
10.26	(a)	Retention Agreement with Herbert Fritch dated October 24, 2011	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(b)	Agreement dated December 7, 2011 with Herbert Fritch	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(c)	Retention Agreement with Herbert Fritch dated September 15, 2014.	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on September 19, 2014 and incorporated herein by reference.
10.27		HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.28		HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.29		HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.30		Ralph Nicoletti's Offer of Employment dated April 27, 2011	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 31, 2011 and incorporated herein by reference.
10.31		Agreement and Release with Ralph J. Nicoletti dated July 10, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on July 17, 2013 and incorporated herein by reference.
10.32		Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed as Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.

E-2 CIGNA CORPORATION - 2014 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedules I, II, III, IV and V.	Filed herewith.

The registrant will furnish to the Commission upon request of any other instruments defining the rights of holders of long-term debt.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

CIGNA CORPORATION - 2014 Form 10-K E-3