Form 10-Q
period 2015-03-31
CIGNA CORP
filed 2015-04-30
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 15, 2015, 257,367,068 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited
	Three Months Ended March 31,
(In millions, except per share amounts)	2015	2014
Revenues
Premiums	$7,402	$6,676
Fees and other revenues	1,138	1,006
Net investment income	276	277
Mail order pharmacy revenues	578	495
Net realized investment gains	73	42
Total revenues	9,467	8,496

Benefits and Expenses
Global Health Care medical costs	4,604	4,031
Other benefit expenses	1,269	1,166
Mail order pharmacy costs	492	414
Other operating expenses	2,204	1,980
Amortization of other acquired intangible assets	44	52
Total benefits and expenses	8,613	7,643
Income before Income Taxes	854	853
Income taxes:
Current	308	310
Deferred	15	14
Total income taxes	323	324
Net Income	531	529
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(2)	1
Shareholders’ Net Income	$533	$528
Shareholders’ Net Income Per Share:
Basic	$2.08	$1.96
Diluted	$2.04	$1.92
Dividends Declared Per Share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended March 31,
(In millions)	2015	2014
Shareholders’ net income	$533	$528
Shareholders’ other comprehensive income:
Net unrealized appreciation, securities	88	86
Net unrealized appreciation, derivatives	7	-
Net translation of foreign currencies	(104)	(11)
Postretirement benefits liability adjustment	11	12
Shareholders’ other comprehensive income	2	87
Shareholders’ comprehensive income	535	615
Comprehensive income attributable to noncontrolling interests:
Net income attributable to redeemable noncontrolling interests	-	3
Net (loss) attributable to other noncontrolling interest	(2)	(2)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(9)	(3)
Other comprehensive income attributable to other noncontrolling interest	-	1
Total comprehensive income	$524	$614

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	March 31,	December 31,
(In millions, except per share amounts)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $17,252; $17,278)	$19,141	$18,983
Equity securities, at fair value (cost, $187; $199)	182	189
Commercial mortgage loans	2,010	2,081
Policy loans	1,430	1,438
Other long-term investments	1,473	1,488
Short-term investments	172	163
Total investments	24,408	24,342
Cash and cash equivalents	2,620	1,420
Premiums, accounts and notes receivable, net	3,309	2,757
Reinsurance recoverables	7,098	7,080
Deferred policy acquisition costs	1,554	1,502
Property and equipment	1,486	1,502
Deferred tax assets, net	241	293
Goodwill	6,029	5,989
Other assets, including other intangibles	2,985	2,683
Separate account assets	8,392	8,328
Total assets	$58,122	$55,896
Liabilities
Contractholder deposit funds	$8,452	$8,430
Future policy benefits	9,702	9,642
Unpaid claims and claim expenses	4,581	4,400
Global Health Care medical costs payable	2,408	2,180
Unearned premiums	634	621
Total insurance and contractholder liabilities	25,777	25,273
Accounts payable, accrued expenses and other liabilities	6,851	6,264
Short-term debt	999	147
Long-term debt	5,062	5,005
Separate account liabilities	8,392	8,328
Total liabilities	47,081	45,017
Contingencies — Note 16
Redeemable noncontrolling interests	83	90
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,823	2,769
Accumulated other comprehensive loss	(934)	(936)
Retained earnings	10,635	10,289
Less treasury stock, at cost	(1,656)	(1,422)
Total shareholders’ equity	10,942	10,774
Noncontrolling interest	16	15
Total equity	10,958	10,789
Total liabilities and equity	$58,122	$55,896
Shareholders’ Equity Per Share	$42.46	$41.55

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended March 31, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		55		(177)	184	62		62
Other comprehensive income (loss)			2			2		2	(9)
Net income (loss)				533		533	(2)	531
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(418)	(418)		(418)
Capital contribution by noncontrolling interest		(1)				(1)	3	2	2
Balance at March 31, 2015	$74	$2,823	$(934)	$10,635	$(1,656)	$10,942	$16	$10,958	$83

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended March 31, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interest	Equity	Interest

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		36		(57)	49	28		28
Other comprehensive income (loss)			87			87	1	88	(3)
Net income (loss)				528		528	(2)	526	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(643)	(643)		(643)
Balance at March 31, 2014	$92	$3,392	$(433)	$14,136	$(6,631)	$10,556	$13	$10,569	$96

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$531	$529
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	151	150
Realized investment gains	(73)	(42)
Deferred income taxes	15	14
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(549)	(431)
Reinsurance recoverables	(11)	42
Deferred policy acquisition costs	(76)	(67)
Other assets	(101)	(63)
Insurance liabilities	455	262
Accounts payable, accrued expenses and other liabilities	157	(107)
Current income taxes	221	250
Other, net	(56)	(47)
Net cash provided by operating activities	664	490
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	393	194
Investment maturities and repayments:
Fixed maturities and equity securities	284	396
Commercial mortgage loans	166	127
Other sales, maturities and repayments (primarily short-term and other long-term investments)	488	879
Investments purchased or originated:
Fixed maturities and equity securities	(648)	(1,445)
Commercial mortgage loans	(90)	-
Other (primarily short-term and other long-term investments)	(420)	(572)
Property and equipment purchases	(115)	(97)
Acquisitions, net of cash acquired	(107)	-
Other, net	-	12
Net cash used in investing activities	(49)	(506)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	386	411
Withdrawals and benefit payments from contractholder deposit funds	(361)	(351)
Net change in short-term debt	(5)	(6)
Net proceeds on issuance of long-term debt	894	-
Repurchase of common stock	(413)	(615)
Issuance of common stock	99	43
Other, net	3	19
Net cash provided by / (used in) financing activities	603	(499)
Effect of foreign currency rate changes on cash and cash equivalents	(18)	(4)
Net increase / (decrease) in cash and cash equivalents	1,200	(519)
Cash and cash equivalents, January 1,	1,420	2,795
Cash and cash equivalents, March 31,	$2,620	$2,276
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$49	$43
Interest paid	$69	$70

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s strategy is to “Go Deep”, “Go Global” and “Go Individual” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.  The majority of these products are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations).  Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2014 Form 10-K.  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Note 2 — Recent Accounting Changes

Simplifying the Presentation of Debt Issuance Costs (Accounting Standards Update (“ASU”) 2015-03).  In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the presentation of debt issuance costs in financial statements.  The amendment requires debt issuance costs to be presented as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount.  In addition, amortization of discount or premium is reported as interest expense.  This amendment is effective beginning January 1, 2016, with early adoption permitted, and shall be applied retrospectively.  The Company is evaluating this guidance to determine any resulting estimated effects on its financial statements.

Amendments to the Consolidation Analysis (ASU 2015-02).  In February 2015, the FASB issued guidance to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures.  In addition to reducing the number of consolidation models, the new standard aims to simplify and improve GAAP by placing more emphasis on risk of loss when determining a controlling financial interest.  This new standard is effective beginning January 1, 2016, with early adoption permitted.  The Company is evaluating this guidance to determine any resulting estimated effects on its financial statements.

Revenue from Contracts with Customers (ASU 2014-09).   In May 2014, the FASB issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services, including the Company’s non-insurance, administrative services contracts.  This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative stand-alone selling prices.  Revenue is recognized as goods or services are delivered.  This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms.  In addition, extensive new disclosures will be required.  The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption.  As issued, the new revenue recognition standard would take effect beginning on January 1, 2017; however, in April 2015, the FASB proposed a one-year deferral to January 1, 2018.  The Company continues to monitor developing guidance and to evaluate any resulting estimated effects on its financial statements.

Accounting for Health Care Reform’s Risk Mitigation Programs.  Beginning in 2014, as prescribed by the Patient Protection and Affordable Care Act (referred to as “Health Care Reform”), programs went into effect to reduce the risk for participating health insurance companies selling coverage on the public exchanges.

•                  A three-year (2014-2016) reinsurance program is designed to provide reimbursement to insurers for high cost individual business sold on or off the public exchanges.  The reinsurance entity established by the U.S. Department of Health and Human Services (“HHS”) is funded by a per-customer reinsurance fee assessed on all insurers, HMOs and self-insured group health plans, excluding certain products such as Medicare Advantage and Medicare Part D.  Only non-grandfathered individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap.  Reinsurance contributions associated with non-grandfathered individual plans are reported as a reduction in premium revenue, and estimated reinsurance recoveries are established with an offsetting reduction in Global Health Care medical costs.  Reinsurance fee contributions for other insured business are reported in other operating expenses. Final recoverable amounts are determined and settled with HHS in the year following the policy year.

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

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06).  Effective January 1, 2014, the Company adopted the FASB’s accounting guidance for the health insurance industry assessment (the “tax”) mandated by Health Care Reform.  This non-deductible tax is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  As required by the guidance, the Company reports a liability at the beginning of each year in accounts payable, accrued expenses and other liabilities and a corresponding deferred cost in other assets, including other intangibles based on a preliminary assessment of the full year.  The Company recognizes the tax in operating expenses on a straight line basis and reduces the deferred cost correspondingly.  Based on industry studies, the Company recorded a liability in accounts payable, accrued expenses and other liabilities in the first quarter of 2015 of approximately $310 million representing an estimate of the fee for 2015. This is compared to a full-year 2014 tax of $238 million.  The Company will update this estimate for any adjustment in subsequent quarters. During the first quarter of 2015, approximately $80 million of the deferred cost was recognized in other operating expenses compared with $60 million for the same period in 2014.

Note 3 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2015
Shareholders’ net income	$533		$533
Shares:
Weighted average	256,707		256,707
Common stock equivalents		4,539	4,539
Total shares	256,707	4,539	261,246
EPS	$2.08	$(0.04)	$2.04

2014
Shareholders’ net income	$528		$528
Shares:
Weighted average	269,979		269,979
Common stock equivalents		4,488	4,488
Total shares	269,979	4,488	274,467
EPS	$1.96	$(0.04)	$1.92

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 and 2014 because their effect was anti-dilutive.

	Three Months Ended
	March 31,
(In millions)	2015	2014
Anti-dilutive options	1.4	-

The Company held 38,421,636 shares of common stock in Treasury as of March 31, 2015, and 97,428,469 shares as of March 31, 2014.  In the fourth quarter of 2014, the Company retired 70 million shares of treasury stock.

Note 4 — Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities, as follows:

	March 31,	December 31,
(In millions)	2015	2014
Incurred but not yet reported	$1,830	$1,777
Reported claims in process	439	288
Physician incentives and other medical care expenses and services payable	139	115
Medical costs payable	$2,408	$2,180

Activity in medical costs payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2015	2014
Balance at January 1,	$2,180	$2,050
Less: Reinsurance and other amounts recoverable	252	194
Balance at January 1, net	1,928	1,856
Incurred costs related to:
Current year	4,713	16,853
Prior years	(109)	(159)
Total incurred	4,604	16,694
Paid costs related to:
Current year	3,025	14,966
Prior years	1,343	1,656
Total paid	4,368	16,622
Ending Balance, net	2,164	1,928
Add: Reinsurance and other amounts recoverable	244	252
Ending Balance	$2,408	$2,180

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 5 for additional information on reinsurance.  For the three months ended March 31, 2015, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $109 million, or 0.6% of the current year incurred costs as reported for the year ended December 31, 2014. Actual completion factors accounted for $36 million, or 0.2% of the favorability, while actual medical cost trend resulted in the remaining $73 million, or 0.4%.

For the year ended December 31, 2014, actual experience differed from the Company’s key assumptions, resulting in favorable incurred costs related to prior years’ medical costs payable of $159 million, or 1.0% of the current year incurred costs as reported for the year ended December 31, 2013. Actual completion factors accounted for $61 million, or 0.4% of favorability, while actual medical cost trend resulted in the remaining $98 million, or 0.6%.

The impact of prior year development on shareholders’ net income was $25 million for the three months ended March 31, 2015 compared with $30 million for the three months ended March 31, 2014.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services.  The change in the amount of the incurred costs related to prior years in the medical costs payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Second, as a result of the medical loss ratio (“MLR”) provisions of Health Care Reform, changes in medical cost estimates due to prior year development may be offset by a change in the MLR rebate accrual.

Third, changes in reserves for the Company’s retrospectively experience-rated business for accounts in surplus do not usually impact shareholders’ net income because such amounts are generally offset by a change in the liability to the policyholder.  An account is in surplus when the accumulated premium received exceeds the accumulated medical costs and administrative charges, including profit charges.  For additional information regarding the Company’s retrospectively experience-rated business, see page 3 of the Company’s 2014 Form 10-K.

The determination of liabilities for the Global Health Care medical costs payable requires the Company to make critical accounting estimates.  See Note 2(N) to the Consolidated Financial Statements in the Company’s 2014 Form 10-K.

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

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in these businesses, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.7 billion remaining.

Because this effective exit was accomplished via a reinsurance contract, the amounts related to the reinsured GMDB and GMIB contracts cannot be netted, so the gross assets and liabilities must continue to be measured and reported.  The following disclosures provide further context to the methods and assumptions used to determine GMDB assets and liabilities.

GMDB

The Company estimates this liability with an internal model based on the Company’s experience and future expectations over an extended period, consistent with the long-term nature of this product.  Because the product is premium deficient, the Company records increases to the reserve if it is inadequate based on the model.  As a result of the reinsurance transaction, reserve increases have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB assets).

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2015	2014
Balance at January 1	$1,270	$1,396
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,186	1,317
Balance at January 1, net	100	97
Add: Incurred benefits	-	3
Less: Paid benefits	-	-
Ending balance, net	100	100
Less: Unpaid claims	19	16
Add: Reinsurance and other amounts recoverable	1,163	1,186
Ending balance	$1,244	$1,270

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as the few claims retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $2.7 billion as of March 31, 2015 and $2.8 billion as of December 31, 2014 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contract holders (approximately 346,000 as of March 31, 2015 and 354,000 as of December 31, 2014) died as of the specified date.  The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $12.9 billion as of March 31, 2015 and $13.1 billion as of December 31, 2014.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Ceded premiums
Individual life insurance and annuity business sold	$41	$45
Other	89	96
Total	$130	$141
Reinsurance recoveries
Individual life insurance and annuity business sold	$86	$99
Other	73	82
Total	$159	$181

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2015	December 31, 2014	Collateral and Other Terms at March 31, 2015

GMDB	Berkshire	$1,125	$1,147	100% secured by assets in a trust.

	Other	38	39	99% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life &Annuity of New York	3,846	3,817	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	1,070	1,092	100% secured by assets in a trust.

Supplemental Benefits business (2012 acquisition)	Great American Life	331	336	99% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	600	561

Recoverables from more than 80 reinsurers used in the ordinary course of business. Balances range from less than $1 million up to $191 million, with 9% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	88	88	100% of this balance is secured by assets in a trust.

Total reinsurance recoverables		$7,098	$7,080

Over 90% of the Company’s reinsurance recoverables were from companies that are rated A or higher by Standard & Poor’s at March 31, 2015.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of March 31, 2015, the Company’s recoverables were net of a reserve of $4 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 6 — Organizational Efficiency Plan

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost.  During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.   As of March 31, 2015, the remaining balance is $21 million, primarily related to severance, most of which will be paid by the end of 2015.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2015 and December 31, 2014 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

March 31, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$258	$665	$-	$923
State and local government	-	1,832	-	1,832
Foreign government	-	1,953	3	1,956
Corporate	-	13,371	350	13,721
Mortgage-backed	-	63	1	64
Other asset-backed	-	226	419	645
Total fixed maturities (1)	258	18,110	773	19,141
Equity securities	34	103	45	182
Subtotal	292	18,213	818	19,323
Short-term investments	-	172	-	172
GMIB assets (2)	-	-	970	970
Other derivative assets (3)	-	16	-	16
Total financial assets at fair value, excluding separate accounts	$292	$18,401	$1,788	$20,481
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$948	$948
Total financial liabilities at fair value	$-	$-	$948	$948

(1)

Fixed maturities included $817 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $71 million of appreciation for securities classified in Level 3.  See Note 8 for additional information.

(2)	The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.
(3)

Other derivative assets included $15 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million of interest rate swaps qualifying as fair value hedges.  See Note 9 for additional information.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$290	$664	$-	$954
State and local government	-	1,856	-	1,856
Foreign government	-	1,936	4	1,940
Corporate	-	13,105	393	13,498
Mortgage-backed	-	84	1	85
Other asset-backed	-	234	416	650
Total fixed maturities (1)	290	17,879	814	18,983
Equity securities	61	85	43	189
Subtotal	351	17,964	857	19,172
Short-term investments	-	163	-	163
GMIB assets (2)	-	-	953	953
Other derivative assets (3)	-	6	-	6
Total financial assets at fair value, excluding separate accounts	$351	$18,133	$1,810	$20,294
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$929	$929
Other derivative liabilities (3)	-	1	-	1
Total financial liabilities at fair value	$-	$1	$929	$930

(1)

Fixed maturities included $756 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $65 million of appreciation for securities classified in Level 3.  See Note 8 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of March 31, 2015 or December 31, 2014.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

The Company classifies certain newly issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.  Approximately 4% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of March 31, 2015 and December 31, 2014.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price to earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate the fair values.

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

Equity securities.  The significant unobservable input used to value the following equity securities is a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These securities are comprised of private equity investments with limited trading activity and therefore a ratio of EBITDA is used to estimate value based on company circumstances and relative risk characteristics.

As of March 31, 2015 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$419	Liquidity	60 - 390 (150) bps
		Weighting of credit spreads	170 - 2,630 (290) bps
Corporate and government fixed maturities	301	Liquidity	80 -930 (280) bps
Total fixed maturities	720
Equity securities	45	Price-to-earnings multiples	4.2 - 9.8 (8.0)
Subtotal	765
Pricing exemption securities(1)	53
Total Level 3 securities	$818

(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

As of December 31, 2014 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$417	Liquidity	60 - 370 (140) bps
		Weighting of credit spreads	160 - 2,560 (290) bps
Corporate and government fixed maturities	344	Liquidity	80 - 930 (262) bps
Total fixed maturities	761
Equity securities	43	Price-to-earnings multiples	4.2 - 9.8 (8.1)
Subtotal	804
Pricing exemption securities(1)	53
Total Level 3 securities	$857

(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

Significant increases in fixed maturity spreads would result in a lower fair value measurement while decreases in these inputs would result in a higher fair value measurement.  Significant decreases in equity price-to-earnings multiples would result in a lower fair value measurement while increases in these inputs would result in a higher fair value measurement.  Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.  See the preceding discussion regarding the Company’s valuation processes and controls.

GMIB contracts.  As discussed in Note 5, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of March 31, 2015, there were three reinsurers for GMIB, with collateral securing 70% of the balance.

The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments.  Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders’ account values or deposits increased at a contractual rate.  The Company will also pay and receive cash depending on account values and interest rates when a contractholder elects to begin to receive minimum income payments.  The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions that include non-performance risk, among other things.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2015 and 2014.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	27	(27)	-
Other	13	(1)	(1)	(2)
Total gains (losses) included in shareholders’ net income	13	26	(28)	(2)
Gains included in other comprehensive income	2	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	6	-	-	-
Purchases, sales and settlements:
Purchases	11	-	-	-
Sales	(18)	-	-	-
Settlements	(3)	(9)	9	-
Total purchases, sales and settlements	(10)	(9)	9	-
Transfers into/(out of) Level 3:
Transfers into Level 3	1	-	-	-
Transfers out of Level 3	(51)	-	-	-
Total transfers into/(out of) Level 3	(50)	-	-	-
Balance at March 31, 2015	$818	$970	$(948)	$22
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$26	$(28)	$(2)

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended March 31, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	77	(77)	-
Other	12	(1)	12	11
Total gains (losses) included in shareholders’ net income	12	76	(65)	11
Gains included in other comprehensive income	8	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	22	-	-	-
Purchases, sales and settlements:
Purchases	24	-	-	-
Sales	(24)	-	-	-
Settlements	(61)	(12)	12	-
Total purchases, sales and settlements	(61)	(12)	12	-
Transfers into/(out of) Level 3:
Transfers into Level 3	124	-	-	-
Transfers out of Level 3	(97)	-	-	-
Total transfers into/(out of) Level 3	27	-	-	-
Balance at March 31, 2014	$1,198	$815	$(794)	$21
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$76	$(65)	$11

(1)  Amounts do not accrue to shareholders.

As noted in the tables above, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:

•

Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities and realized investment gains (losses) for the impact of changes in non-performance risk related to GMIB assets and liabilities, similar to hedge ineffectiveness; and

•	Other operating expenses for amounts related to GMIB assets and liabilities (GMIB fair value gain/loss), except for the impact of changes in non-performance risk.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended March 31, 2015 and March 31, 2014, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of March 31, 2015 and December 31, 2014 separate account assets were as follows:

March 31, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$238	$302	$-	$540
Non-guaranteed separate accounts (1)	1,659	5,098	1,095	7,852
Total separate account assets	$1,897	$5,400	$1,095	$8,392

(1)  As of March 31, 2015, non-guaranteed separate accounts included $3.7 billion in assets supporting the Company’s pension plans, including $1.1 billion classified in Level 3.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$242	$288	$-	$530
Non-guaranteed separate accounts (1)	1,609	5,031	1,158	7,798
Total separate account assets	$1,851	$5,319	$1,158	$8,328

(1)  As of December 31, 2014, non-guaranteed separate accounts included $3.8 billion in assets supporting the Company’s pension plans, including $1.1 billion classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In millions)	2015	2014
Balance at January 1,	$1,158	$1,035
Policyholder gains (1)	33	32
Purchases, sales and settlements:
Purchases	37	44
Sales	-	-
Settlements	(129)	(47)
Total purchases, sales and settlements	(92)	(3)
Transfers into/(out of) Level 3:
Transfers into Level 3	-	7
Transfers out of Level 3	(4)	(2)
Total transfers into/(out of) Level 3	(4)	5
Balance at March 31,	$1,095	$1,069

(1)  Included in this amount are gains of $32 million attributable to instruments still held at March 31, 2015 and 2014.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $4 million, after-tax for the three months ended March 31, 2015 and 2014.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2015 and December 31, 2014.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2015		December 31, 2014
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,106	$2,010	$2,168	$2,081
Contractholder deposit funds, excluding universal life products	Level 3	$1,157	$1,144	$1,136	$1,124
Long-term debt, including current maturities, excluding capital leases	Level 2	$6,823	$5,904	$5,740	$4,993

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

Fair values of off-balance-sheet financial instruments were not material as of March 31, 2015 and December 31, 2014.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Fixed maturities	$7	$8
Equity securities	13	17
Commercial mortgage loans	5	-
Other investments, including derivatives	48	17
Realized investment gains before income taxes	73	42
Less income taxes	25	15
Net realized investment gains	$48	$27

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Credit-related (1)	$(6)	$(6)
Other	(5)	-
Total	$(11)	$(6)

(1) Credit-related losses are due to asset write-downs related to investments in real estate entities.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Proceeds from sales	$393	$194
Gross gains on sales	$27	$22
Gross losses on sales	$2	$-

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2015:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,065	$1,081
Due after one year through five years	5,736	6,123
Due after five years through ten years	6,537	6,981
Due after ten years	3,299	4,247
Mortgage and other asset-backed securities	615	709
Total	$17,252	$19,141

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	March 31, 2015
Federal government and agency	$568	$355	$-	$923
State and local government	1,662	172	(2)	1,832
Foreign government	1,807	153	(4)	1,956
Corporate	12,600	1,159	(38)	13,721
Mortgage-backed	62	3	(1)	64
Other asset-backed	553	94	(2)	645
Total	$17,252	$1,936	$(47)	$19,141

(In millions)	December 31, 2014
Federal government and agency	$608	$346	$-	$954
State and local government	1,682	176	(2)	1,856
Foreign government	1,824	121	(5)	1,940
Corporate	12,517	1,014	(33)	13,498
Mortgage-backed	83	3	(1)	85
Other asset-backed	564	87	(1)	650
Total	$17,278	$1,747	$(42)	$18,983

The above table includes investments with a fair value of $3.2 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $820 million and gross unrealized depreciation of $3 million at March 31, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.  At December 31, 2014, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $758 million and gross unrealized depreciation of $2 million.

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

The table below summarizes fixed maturities with a decline in fair value from amortized cost as of March 31, 2015.  These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	March 31, 2015
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$695	$712	$(17)	139
Below investment grade	$245	$262	$(17)	143
More than one year:
Investment grade	$146	$151	$(5)	64
Below investment grade	$76	$84	$(8)	24

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at March 31, 2015.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of March 31, 2015, fair values of these securities were $61 million and amortized cost was $72 million.  As of December 31, 2014, fair values of these securities were $57 million and amortized cost was $69 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$338	$18	$-	$6	$-	$362
50% to 59%	638	37	-	-	-	675
60% to 69%	457	-	15	-	60	532
70% to 79%	68	36	32	-	79	215
80% to 89%	6	41	-	-	62	109
90% to 100%	-	-	55	-	62	117
Total	$1,507	$132	$102	$6	$263	$2,010

	December 31, 2014
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$340	$17	$-	$6	$-	$363
50% to 59%	681	38	-	-	-	719
60% to 69%	394	-	15	-	60	469
70% to 79%	68	36	33	-	80	217
80% to 89%	6	41	-	-	58	105
90% to 100%	-	-	55	-	153	208
Total	$1,489	$132	$103	$6	$351	$2,081

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2014 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 61% at March 31, 2015 from 63% at December 31, 2014.  The portfolio’s average debt service coverage ratio was estimated to be 1.70 at March 31, 2015, an improvement from 1.66 at December 31, 2014.

The Company reevaluates a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been affected.

Potential problem mortgage loans are considered current (no payment is more than 59 days past due), but exhibit certain characteristics that increase the likelihood of future default.  The characteristics management considers include, but are not limited to, the deterioration of debt service coverage below 1.0, estimated loan-to-value ratios increasing to 100% or more, downgrade in quality rating and requests from the borrower for restructuring.  In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days.  Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms, which could include concessions on interest rate, principal payment or maturity date.  The Company monitors each problem and potential problem mortgage loan on an ongoing basis, and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $134 million at March 31, 2015 and $208 million at December 31, 2014.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	March 31, 2015			December 31, 2014
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$83	$(8)	$75	$147	$(12)	$135
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$114	$(8)	$106	$178	$(12)	$166

The average recorded investment in impaired loans was $146 million during the three months ended March 31, 2015 and $120 million during the three months ended March 31, 2014.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the three months ended March 31, 2015 or 2014.  Interest income on impaired commercial mortgage loans was not significant for the three months ended March 31, 2015 or 2014.

Changes in valuation reserves for commercial mortgage loans were not material for the three months ended March 31, 2015 and 2014.

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $1.6 billion, federal government securities of $151 million and money market funds of $41 million as of March 31, 2015.  The Company’s short-term investments and cash equivalents as of December 31, 2014 included corporate securities of $509 million, federal government securities of $274 million and money market funds of $33 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives. For information on the Company’s accounting policy for derivative financial instruments, see Note 2(C) to the Financial Statements contained in the Company’s 2014 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of March 31, 2015, the Company had $22 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of March 31, 2015 or December 31, 2014.

Investment Cash Flow Hedges

Purpose.  The Company uses interest rate, foreign currency, and combination (interest rate and foreign currency) swap contracts to hedge the interest and foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Accounting policy.  Using cash flow hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses and other liabilities. Changes in fair value are reported in accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

Cash flows.  Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates and/or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen and British pounds and have terms for periods of up to six years.  Net interest cash flows are reported in operating activities.

Volume of activity.  As of March 31, 2015 and December 31, 2014, the notional values of these cash flow swaps was $145 million.

As of March 31, 2015 and December 31, 2014 and for the periods ended March 31, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements, including the amounts of gains (losses) reclassified from accumulated other comprehensive income into shareholders’ net income were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

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

Accounting policy.  Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets, including other intangibles or accounts payable, accrued expenses and other liabilities.  As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR.  The effects of those adjustments on other operating expenses are offset by the effects of corresponding changes in the swaps’ fair value, including interest expense for the difference between the variable and fixed interest rates.

Cash flows.  Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with the clearinghouse.  Net interest cash flows are reported in operating activities.

Volume of activity.  As of March 31, 2015 and December 31, 2014, the notional values of these derivative instruments was $750 million.

As of March 31, 2015 and December 31, 2014 and for the periods ended March 31, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

GMIB

Purpose.  The Company’s run-off reinsurance business has written reinsurance contracts with issuers of variable annuity contracts that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”).  According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments.

The fair value effects of GMIB contracts on the financial statements are included in Note 7 and their volume of activity is included in Note 16.  Cash flows on these contracts are reported in operating activities.

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

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.  The Company’s maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investments of $752 million as of March 31, 2015 reported in fixed maturities and equity securities; the Company’s combined ownership interests are insignificant relative to the total principal amount issued by these entities.  The Company’s maximum exposure to loss related to the IPA arrangements is limited to their liability for incurred but not reported medical costs for the Company’s Medicare Advantage customers.  These liabilities are not material and are generally secured by deposits maintained by the IPAs.

Note 11 — Pension and Other Postretirement Benefit Plans

The Company and certain of its subsidiaries provide pension, health care and life insurance defined benefits to eligible retired employees, spouses and other eligible dependents through various domestic and foreign plans. The effect of its foreign pension and other postretirement benefit plans is immaterial to the Company’s results of operations, liquidity and financial position.  The Company froze its defined benefit postretirement medical plan in 2013 and its primary domestic pension plans in 2009.

As further discussed in Note 16, the Company and the Cigna Pension Plan are defendants in a class action lawsuit that has yet to be resolved.  When the parties agree on a final plan amendment, the pension benefit obligation will be updated to reflect additional benefits resulting from this litigation.

For the three months ended March 31, 2015, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $16 million pre-tax in the aggregate ($11 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2015	2014	2015	2014
Service cost	$1	$-	$-	$-
Interest cost	48	51	3	3
Expected long-term return on plan assets	(66)	(66)	-	-
Amortization of:
Net loss from past experience	17	14	-	-
Prior service cost	-	-	(1)	(1)
Settlement loss	-	6	-	-
Net cost	$-	$5	$2	$2

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the three months ended March 31, 2015, the Company did not make any pension contributions.  For the remainder of 2015, the Company is expected to make required contributions of $5 million.

Note 12 — Debt

Short-term and long-term debt were as follows:

	March 31,	December 31,
(In millions)	2015	2014
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	851	-
Other, including capital leases	48	47
Total short-term debt	$999	$147
Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$-	$600
$250 million, 5.375% Notes due 2017	250	250
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	-	251
$250 million, 4.375% Notes due 2020 (1)	257	254
$300 million, 5.125% Notes due 2020 (1)	306	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	307	303
$750 million, 4% Notes due 2022	745	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	899	-
$300 million, 7.875% Debentures due 2027	300	300
$83 million, 8.3% Step Down Notes due 2033	83	83
$500 million, 6.15% Notes due 2036	500	500
$300 million, 5.875% Notes due 2041	298	298
$750 million, 5.375% Notes due 2042	750	750
Other, including capital leases	41	42
Total long-term debt	$5,062	$5,005

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 9 for further information about the Company’s interest rate risk management and these derivative instruments.

On March 11, 2015, the Company issued $900 million of 10-Year Notes due April 15, 2025 at a stated interest rate of 3.25% ($899 million, net of discount, with an effective annual interest rate of 3.36%).  Interest is payable on April 15 and October 15 of each year beginning October 15, 2015. The proceeds of this debt were used to repay debt maturing in 2016 and in 2019 as described below.

The Company may redeem the newly issued Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•                  100% of the principal amount of the Notes to be redeemed; or

•                  the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury rate plus 17.5 basis points.

In March 2015, the Company issued a notice of redemption for its 2.75% Notes due 2016, including accrued interest from November 15, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 30 basis points.  The Company paid $626 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $14 million that will be recognized in the second quarter of 2015.

In March 2015, the Company issued a notice of redemption for its 8.50% Notes due 2019, including accrued interest from November 1, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 50  basis points. The Company paid $329 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $51 million that will be recognized in the second quarter of 2015.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – which is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 0.50. The leverage ratio calculation excludes net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension as included in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

In addition to the $6.1 billion of debt outstanding as of March 31, 2015, the Company had $5.7 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of March 31, 2015 totaled $19 million.

The Company was in compliance with its debt covenants as of March 31, 2015.

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

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended March 31,
2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Net unrealized appreciation on securities arising during the period	148	(47)	101
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(20)	7	(13)
Net unrealized appreciation, securities arising during the period	128	(40)	88
Net unrealized appreciation, securities, March 31,	$1,083	$(375)	$708
Net unrealized depreciation, derivatives, January 1,	$(12)	$4	$(8)
Net unrealized appreciation, derivatives arising during the period	10	(3)	7
Net unrealized depreciation, derivatives, March 31,	$(2)	$1	$(1)
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(109)	5	(104)
Net translation of foreign currencies, March 31,	$(180)	$14	$(166)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, March 31,	$(2,270)	$795	$(1,475)

2014
Net unrealized appreciation, securities, January 1,	$733	$(256)	$477
Net unrealized appreciation on securities arising during the period	156	(54)	102
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(25)	9	(16)
Net unrealized appreciation, securities arising during the period	131	(45)	86
Net unrealized appreciation, securities, March 31,	$864	$(301)	$563
Net unrealized depreciation, derivatives, January 1,	$(29)	$10	$(19)
Net unrealized depreciation, derivatives arising during the period	-	-	-
Net unrealized depreciation, derivatives, March 31,	$(29)	$10	$(19)
Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies arising during the period	(13)	2	(11)
Net translation of foreign currencies, March 31,	$78	$(7)	$71
Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	13	(5)	8
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	19	(7)	12
Postretirement benefits liability adjustment, March 31,	$(1,611)	$563	$(1,048)

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 37.8% for the three months ended March 31, 2015 and 38.0% for the three months ended March 31, 2014 reflect the health insurance industry tax that is not deductible for federal income tax purposes.

As part of its global capital management strategy, the Company’s foreign operations retain most of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  The Company has accumulated undistributed foreign earnings of $1.9 billion as of March 31, 2015.  If the Company intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included an additional $218 million of deferred tax liabilities as of March 31, 2015.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the three months ended March 31, 2015.

C.  Other Tax Matters

The Internal Revenue Service’s (“IRS”) examination of the Company’s 2011 and 2012 tax years began in the third quarter of 2014 and is expected to continue through 2015.

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

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with frozen pension plans and certain corporate project and overhead costs.

Beginning on January 1, 2015, the Company measures the financial results of its segments using “adjusted income from operations”, defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. The Company previously reported “segment earnings” as its measure of segment profitability, defined as shareholders’ net income excluding realized investment results. Prior period segment information has been restated to reflect this new performance metric.  The Company changed to adjusted income (loss) from operations as its principal measure of segment performance because we believe it better presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability.  Amortization of other intangible assets relates to our acquisition activities, such as Great West, HealthSpring, and Vanbreda, and includes amortization of internal-use software acquired through acquisitions.  The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations. For the three months ended March 31, 2015 and 2014, there were no special items.

Summarized segment financial information was as follows:

	Three Months Ended
	March 31,
(In millions)	2015	2014
Premiums, Fees and other revenues and Mail order pharmacy revenues
Global Health Care	$7,371	$6,546
Global Supplemental Benefits	743	690
Group Disability and Life	976	915
Other Operations	32	30
Corporate	(4)	(4)
Total	$9,118	$8,177
Shareholders’ net income
Adjusted income from operations:
Global Health Care	$444	$467
Global Supplemental Benefits	69	57
Group Disability and Life	51	67
Other Operations	20	17
Segment results	584	608
Corporate	(71)	(75)
Realized investment gains, net of taxes	48	27
Amortization of other acquired intangible assets, net of taxes	(28)	(32)
Shareholders’ net income	$533	$528

The Company had net receivables from the Centers for Medicare and Medicaid Services (“CMS”) of $1.1 billion as of March 31, 2015 and $0.8 billion as of December 31, 2014. These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables. Premiums from CMS were 22% of consolidated revenues for the three months ended March 31, 2015 and 2014.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of  March 31, 2015, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $502 million as of  March 31, 2015 and approximately 14% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of  March 31, 2015.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

Under these guarantees, the future payment amounts are dependent on underlying mutual fund investment values and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of these contracts.  Accordingly, the Company calculated exposure, without considering any reinsurance coverage, using the following hypothetical assumptions:

•      no annuitants surrendered their accounts;

•      all annuitants lived to elect their benefit;

•      all annuitants elected to receive their benefit on the next available date (2015 through 2020); and

•      all underlying mutual fund investment values remained at the March 31, 2015 value of $1.1 billion with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $754 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 5, 7 and 9 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $203 million as of March 31, 2015, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2015 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of March 31, 2015.

As of March 31, 2015, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2025.  The Company had liabilities for these guarantees of $8 million as of March 31, 2015.

The Company had indemnification obligations as of March 31, 2015 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of March 31, 2015.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the three months ended March 31, 2015 and 2014, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

As a global company, Cigna is also subject to the laws, regulations and rules of the foreign jurisdictions in which it conducts business.  Foreign laws and rules, and regulatory audit and investigation practices, may differ from or be more stringent than, similar requirements in the U.S.

Regulation, legislation and judicial decisions have resulted in changes to industry and the Company’s business practices, financial liability or other sanctions and will continue to do so in the future.

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed.  In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to net income.  The amount accrued represents the Company’s best estimate of the probable loss at the time.  If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range.  In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss.  In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of March 31, 2015 of $189 million ($123 million after-tax) for the matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.  In December, 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the “Plan”) on behalf of herself and other similarly situated participants in the Plan affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), including, that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  The Second Circuit upheld this decision.  In 2011, the Supreme Court reversed the lower court decisions in this matter and returned the case to the District Court, which ordered the Company to pay substantially the same benefits as had been ordered in 2008 and denied the Company’s motion to decertify the class.  The parties again appealed, with the plaintiffs challenging the District Court’s denial of their request to return to the prior annuity benefit plan formula, and Cigna and the Plan appealing the District Court’s order and the denial of a motion to decertify the class.  In December 2014, the Second Circuit upheld the District Court ruling.  In January 2015, the plaintiffs filed a petition for re-hearing with the Second Circuit that was subsequently denied in March 2015.  The Company will continue to vigorously defend its position.

Ingenix. In April 2004, the Company was sued in a number of putative nationwide class actions alleging that the Company improperly underpaid claims for out-of-network providers through the use of data provided by Ingenix, Inc., a subsidiary of one of the Company’s competitors.  These actions were consolidated into Franco v. Connecticut General Life Insurance Company, et al., pending in the U.S. District Court for the District of New Jersey.  The consolidated amended complaint, filed in 2009 on behalf of subscribers, health care providers and various medical associations, asserted claims related to benefits and disclosure under ERISA, the Racketeer Influenced and Corrupt Organizations (“RICO”) Act, the Sherman Antitrust Act and New Jersey state law and seeks recovery for alleged underpayments from 1998 through the present.  Other major health insurers have been the subject of, or have settled, similar litigation.

In September 2011, the District Court (1) dismissed all claims by the health care provider and medical association plaintiffs for lack of standing; and (2) dismissed the antitrust claims, the New Jersey state law claims and the ERISA disclosure claim.  In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs.  The Third Circuit denied plaintiff’s request for an immediate appeal of the January 2013 ruling.  As a result, the case is proceeding on behalf of the named plaintiffs only.  In June 2014, the District Court granted the Company’s motion for summary judgment to terminate all claims, and denied the plaintiffs’ partial motion for summary judgment.  In July 2014, the plaintiffs appealed all of the District Court’s decisions in favor of the Company, including the class certification decision, to the Third Circuit.  The Company will continue to vigorously defend its position.

Regulatory Matters

Disability claims regulatory matter.  During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices.  Most other jurisdictions have joined the agreement as participating, non-monitoring states.  The agreement requires, among other things: (1) enhanced procedures related to documentation and disposition; (2) a two-year monitoring period; and (3) reassessment of claims denied or closed during a two-year prior period, except California which has a three-year reassessment period.  As previously disclosed, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013 related to this matter.  The Company is actively addressing the requirements of the agreement.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2015 compared with December 31, 2014 and our results of operations for the three months ended March 31, 2015 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in the 2014 Form 10-K for additional information regarding our significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful, and changes in percentages are expressed in basis points (“bps”).

In this MD&A, we present financial results on both a consolidated and segment basis using “adjusted income from operations”. Beginning on January 1, 2015, adjusted income from operations is newly defined as shareholders’ net income (loss) excluding after-tax realized investment results, amortization of other acquired intangible assets and special items.  Prior period information has been restated to reflect this new performance metric.  Adjusted income (loss) from operations is used as a measure of performance by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability. This consolidated measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income.  Amortization of other intangible assets relates to our acquisition activities, such as Great West, HealthSpring, and Vanbreda, and includes amortization of internal-use software acquired through acquisitions.  The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations. For the three months ended March 31, 2015 and 2014 there were no special items.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning our business strategy, strategic or operational initiatives, including our ability to deliver personalized and innovative solutions for customers and clients and future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; and our projected cash position, future pension funding and financing or capital deployment plans.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions or realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; and unfavorable industry, economic or political conditions, as well as more specific risks and uncertainties discussed in Part I, Item 1A of our 2014 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission.  You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.  Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s strategy is to “Go Deep,” “Go Global” and “Go Individual” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.

For further information on our business and strategy, please see Item 1, “Business” in our 2014 Form 10-K.

Our Segments

We present the financial results of our businesses in the following three reportable segments:

Segment	% of Revenues	Description
Global Health Care	79%

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

Government

•                  Offers Medicare Advantage, Medicare Part D and Medicaid plans.

Global Supplemental Benefits	8%	Offers supplemental health, life and accident insurance products in selected international markets and the U.S.

Group Disability and Life	11%	Offers group long-term and short-term disability, group life, accident and specialty insurance products and related services.

We present the remainder of our segment results in Other Operations, consisting of the corporate-owned life insurance business (“COLI”), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

Health Care Industry Developments

Our 2014 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare and Medicaid Services (“CMS”), the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of March 31, 2015.

Item	Description
Medicare Advantage (“MA”) Rates

2016: Final MA reimbursement rates for 2016 were published by CMS in April 2015. While somewhat improved over the preliminary notice published in February, the final MA rates for 2016 have decreased funding for MA participants with the highest clinical needs, including those with multiple chronic conditions. We currently expect that the 2016 final MA reimbursement rates will decrease funding for our Medicare Advantage business by approximately 2% in 2016 compared to 2015. We expect to reflect these 2016 rates in our bids to CMS to be submitted during the second quarter of 2015. Our bids could include adjustments to our programs, services and market participation. Due to the actions we will be taking in our bid process, we do not expect the 2016 MA rates to have a material impact on our consolidated results of operations or cash flows in 2016 and beyond.

2015: Based on industry data, overall MA rates for 2015 are 2% lower than 2014. Assuming a similar book of business to 2014, we would have expected a 2% rate decrease to lower full-year 2015 MA premiums by approximately $100 million. Based on our results for the first quarter of 2015, the effect of the lower rates has been mitigated largely through the 2015 adjustments to our programs and services submitted in the bid process. For the remainder of 2015, we do not expect these lower rates to have a material impact on our 2015 consolidated revenues, results of operations or cash flows.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax: See Note 2 to the Consolidated Financial Statements for additional information. We recognized approximately $80 million in operating expenses for the three months ended March 31, 2015 compared with $60 million for the same period in 2014. The full-year fee for 2015 is expected to approximate $310 million compared with $238 million in 2014. The increase reflects growth in the overall industry assessment from $8 billion in 2014 to $11.3 billion in 2015. Because this tax is not deductible for federal income tax purposes, our effective tax rate increased from historical levels in 2014 and 2015, both on a consolidated basis and for the Global Health Care segment. Of the full year 2015 tax, $170 million relates to our commercial business and $140 million to our Medicare business. For our commercial business, we incorporated the industry tax into target pricing actions. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates have contributed to lower margins in the Government operating segment in both 2015 and 2014. See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee: This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. For our insured business, the amount of the fee is expected to approximate $70 million in 2015 compared with $110 million in 2014 and is tax deductible. We recorded $19 million for the reinsurance fee for the three months ended March 31, 2015 compared with $27 million for the three months ended March 31, 2014. We incorporate these fees into target pricing actions. See the Global Health Care section of this MD&A.

Public Health Exchanges

Public Health Exchanges: For 2015, we are offering individual coverage on eight public health insurance exchanges (Arizona, Colorado, Florida, Georgia, Maryland, Missouri, Tennessee and Texas). See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Risk Mitigation Programs

Risk Mitigation Programs: See Note 2 to the Consolidated Financial Statements for a description of and our accounting policy for the programs that commenced in 2014. We recorded receivables of approximately $30 million after-tax for the three months ended March 31, 2015 compared with $10 million for the three months ended March 31, 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2015	2014	% Change
Premiums	$7,402	$6,676	11%
Fees and other revenues	1,138	1,006	13
Net investment income	276	277	-
Mail order pharmacy revenues	578	495	17
Total realized investment gains	73	42	74
Total revenues	9,467	8,496	11
Global Health Care medical costs	4,604	4,031	14
Other benefit expenses	1,269	1,166	9
Mail order pharmacy costs	492	414	19
Other operating expenses	2,204	1,980	11
Amortization of other acquired intangible assets	44	52	(15)
Benefits and expenses	8,613	7,643	13
Income before taxes	854	853	-
Income taxes	323	324	-
Net income	531	529	-
Less: net income (loss) attributable to noncontrolling interests	(2)	1	(300)
Shareholders’ net income	$533	$528	1%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2015	2014	% Change
Shareholders’ net income	$533	$528	1%
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(48)	(27)
Amortization of other acquired intangible assets	28	32
Adjusted income from operations	$513	$533	(4)%

Other Key Consolidated Financial Data
Global medical customers (in thousands)	14,654	14,168	3%
Effective tax rate	37.8%	38.0%	(20)bps

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues.  Components of the revenue increase for the three months ended March 31, 2015 compared with the same period in 2014 are discussed further below:

•                Premiums.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, reflects premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These results are primarily attributable to customer growth in our targeted market segments and, to a lesser extent, rate actions consistent with medical cost trend.  See the Segment Reporting section of this MD&A for further discussion.

•                Fees and other revenues.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, reflects growth from specialty products offered through our Global Health Care segment including pharmacy and cost containment.  See the Segment Reporting section of this MD&A for further discussion.

•                Net investment income.  For the three months ended March 31, 2015, net investment income decreased slightly compared with the same period in 2014, due to lower reinvestment yields partially offset by higher average invested assets.

•                Mail order pharmacy revenues.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was largely driven by increased volume due to our higher customer base and home delivery utilization as well as higher prices to recover pharmacy cost trend.

•                Realized investment results.  For the three months ended March 31, 2015, realized investment results increased compared with the same period in 2014, primarily due to gains on real estate joint venture sales in 2015.

•                  Global Health Care medical costs.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to customer growth across government products and, to lesser extent, medical cost inflation.

•                  Other benefit expenses.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to business growth and unfavorable life experience partially offset by favorable disability experience in our Group Disability and Life segment along with customer growth and a business mix shift in our Global Supplemental Benefits segment.

•                  Mail order pharmacy costs.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to increased volume from our higher customer base and home delivery utilization as well as higher unit costs.

•                  Other operating expenses.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to business growth and strategic investments across our segments.

•                  Shareholders’ net income was flat for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to higher realized investment results offset by a decrease in adjusted income from operations as discussed below.

•                  Adjusted income from operations.  For the three months ended March 31, 2015, adjusted income from operations decreased slightly compared with the same period in 2014.  This result was primarily due to lower Global Health Care and Group Disability and Life segment results, offset by higher results from Global Supplemental Benefits.  See the Segment Reporting section of this MD&A for additional information.

•                  Global medical customers.  Our medical customer base increased in 2015, primarily driven by the acquisition of QualCare Alliance Networks, Inc. and growth in our targeted market segments.  See additional discussion in the Global Health Care segment results.

•                  Effective tax rate.  The consolidated effective tax rate was essentially flat for the three months ended March 31, 2015, compared to the same period in 2014.  The rates for these periods were elevated from historical levels, primarily due to the health insurance industry tax that is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We maintain liquidity at two levels:  the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•                  medical costs and benefit payments to policyholders; and

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

Liquidity requirements at the parent company level generally consist of:

•                  debt service and dividend payments;

•                  pension plan funding; and

•                  repurchases of common stock.

The parent company normally meets its liquidity requirements by:

•                  maintaining appropriate levels of cash, cash equivalents and short-term investments;

•                  collecting dividends from its subsidiaries;

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2015	2014
Operating activities	$664	$490
Investing activities	$(49)	$(506)
Financing activities	$603	$(499)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes and benefits and expenses.  Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can significantly differ from shareholders’ net income.

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized internal-use software, as well as cash used to acquire businesses.

Cash flows from financing activities are generally comprised of issuances and re-payment of debt, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits and withdrawals to and from contractholder deposit fund liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

Operating activities

Cash flows from operating activities increased for the three months ended March 31, 2015 compared with the same period in 2014, primarily due to the absence of pension contributions of approximately $115 million made in the first quarter of 2014.

Investing activities

Cash used in investing activities decreased for the three months ended March 31, 2015 compared with the same period in 2014, primarily due to lower net purchases of fixed maturities.

Financing activities

Cash provided by financing activities increased for the three months ended March 31, 2015 compared with the same period in 2014, primarily reflecting $0.9 billion in proceeds from issuance of long-term debt in March 2015.  See Note 12 for further details.

We maintain a share repurchase program, authorized by the Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement.  We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by use of a Rule 10b5-1 trading plan.  Through April 30, 2015, we repurchased 4.3 million shares for $518 million.  The remaining share repurchase authority as of April 30, 2015 was $665 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended March 31,
(In millions)	2015	2014

Interest expense	$66	$67

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

At March 31, 2015, there was approximately $1.3 billion in cash and short-term investments available at the parent company level.   As further discussed in Note 12 to the Consolidated Financial Statements, in April 2015, $955 million was used for the early redemption of the Notes due in 2016 and 2019.  For the remainder of 2015, the parent company’s combined cash obligations are expected to be approximately $290 million to pay commercial paper maturities, interest, dividends and required pension contributions.

We expect, based on the parent company’s current cash position, current projections for subsidiary dividends, and the ability to refinance commercial paper borrowing, to have sufficient liquidity to meet the obligations discussed above.   In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2014 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of March 31, 2015, the parent company had approximately $365 million of net intercompany loans receivable from its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of March 31, 2015, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have a borrowing capacity of $5.7 billion, in addition to the $6.1 billion of debt outstanding, within the maximum debt leverage covenant in the line of credit agreement.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of March 31, 2015, undistributed earnings were approximately $1.9 billion.  Approximately $130 million of cash and cash equivalents held overseas would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations. The Company has updated its contractual obligations previously provided on page 40 of the Company’s 2014 Form 10-K for Long-term debt, due to the issuance of new debt on March 11, 2015 and the redemption of existing debt in April 2015.  See Note 12 to the Consolidated Financial Statements for additional information.  There were no other material changes to the contractual obligations reported in the Company’s 2014 Form 10-K.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Short-term debt	$998	$998	$-	$-	$-
Long-term debt	8,665	258	783	603	7,021

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

We have discussed the development and selection of our critical accounting estimates and reviewed our disclosures presented in our 2014 Form 10-K with the Audit Committee of our Board of Directors.

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2014 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  As of March 31, 2015, there are no significant changes to the critical accounting estimates from what was reported in our 2014 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  Beginning on January 1, 2015, we measure the financial results of our segments using “adjusted income (loss) from operations,” newly defined as shareholders’ net income (loss) excluding after-tax realized investment results, amortization of other acquired intangibles assets and special items.  Prior period segment information has been restated to reflect this new performance metric.  Adjusted income (loss) from operations is used as a measure of performance by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability.  This consolidated measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income.  Amortization of other intangible assets relates to our acquisition activities, such as Great West, HealthSpring, and Vanbreda, and includes amortization of internal-use software acquired through acquisitions. The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations.   For the three months ended March 31, 2015 and 2014, there were no special items.

Shareholders’ net income	Three Months Ended March 31,
(In millions)	2015	2014	% Change
Adjusted income from operations
Global Health Care	$444	$467	(5)%
Global Supplemental Benefits	69	57	21
Group Disability and Life	51	67	(24)
Other Operations	20	17	18
Corporate	(71)	(75)	5
Adjusted income from operations	513	533	(4)
Realized investment gains, net of taxes	48	27
Amortization of other acquired intangible assets, net of taxes	(28)	(32)
Shareholders’ net income	$533	$528	1%

Global Health Care Segment

As described in the Segment Reporting introduction on page 45, the performance of the Global Health Care segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  customer growth;

•                  sales of specialty products;

•                  operating expenses as a percentage of operating revenues (operating expense ratio); and

•                  medical costs as a percentage of premiums (medical care ratio or “MCR”).

Results of Operations

FINANCIAL SUMMARY	Three Months Ended March 31,
(In millions)	2015	2014	% Change
Premiums	$5,691	$5,082	12%
Fees and other revenues	1,102	969	14
Net investment income	75	73	3
Mail order pharmacy revenues	578	495	17
Operating revenues	7,446	6,619	12
Realized investment gains	49	17	188
Total revenues	7,495	6,636	13
Medical costs	4,604	4,031	14
Mail order pharmacy costs	492	414	19
Operating expenses	1,615	1,404	15
Amortization of other acquired intangible assets	36	44	(18)
Benefits and expenses	6,747	5,893	14
Income before taxes	748	743	1
Income taxes	295	293	1
Shareholders’ net income from Global Health Care	453	450	1
After-tax adjustments to reconcile to adjusted income from operations:
Realized investment (gains)	(32)	(11)
Amortization of other acquired intangible assets	23	28
Adjusted income from operations(1)	$444	$467	(5)%
Effective tax rate on adjusted income from operations	39.6%	39.4%	20bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The decrease for the three months ended March 31, 2015, compared with the same period in 2014, is attributable to a higher medical care ratio in our government segment, primarily reflecting higher seasonal medical costs in our Medicare Part D business, and increased operating expenses in the commercial and government segments to support growth and enhance our capabilities.  These effects were partially offset by increased specialty contributions, including higher pharmacy results, and improved margins in our U.S. individual business.

Revenues

The table below shows premiums for the Global Health Care segment:

	Three Months Ended March 31,
(In millions)	2015	2014
Guaranteed cost	$1,157	$1,068
Experience-rated	564	563
Stop loss	655	550
International health care	470	456
Dental	340	298
Medicare	1,561	1,429
Medicaid	246	81
Medicare Part D	483	436
Other	215	201
Total premiums	$5,691	$5,082

Premiums. The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to customer growth in all government products, as well as stop loss and dental. In addition, the premium increase reflects rate actions on most products in the U.S. Commercial segment primarily to recover underlying medical cost trends.

Fees and other revenues. The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily attributed to growth from specialty products, including pharmacy and cost containment.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended March 31,
(In millions)	2015	2014
Medical costs	$4,604	$4,031
Mail order pharmacy costs	492	414
Operating expenses	1,615	1,404
Amortization of other acquired intangible assets	36	44
Total benefits and expenses	$6,747	$5,893

	Three Months Ended March 31,
Selected ratios	2015	2014
Medical Care Ratios:
Commercial	75.2%	74.8%
Government	89.4%	86.5%
Consolidated Global Health Care	80.9%	79.3%
Operating expense ratio	21.7%	21.2%

Medical costs.   The increase for the three months ended March 31, 2015, compared with the same period in 2014, reflects customer growth in all government products and, to a lesser extent, medical cost inflation.

The consolidated Global Health Care medical care ratio increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily driven by a higher government medical care ratio.

The government medical care ratio increased for the three months ended March 31, 2015, compared with the same period in 2014, reflecting both a higher seasonal impact and increased specialty medication costs in our Medicare Part D business.

Operating expenses.  Operating expenses increased for the three months ended March 31, 2015, compared with the same period in 2014.  The increase primarily reflects increased volume-related expenses and higher spending to support growth initiatives and enhance our capabilities.

The operating expense ratio increased slightly for the three months ended March 31, 2015, compared with the same period in 2014, primarily reflecting higher spending to enhance our capabilities.

Effective tax rate.  The segment’s effective tax rate was essentially flat for the three months ended March 31, 2015, compared to the same period in 2014.  The rates for these periods were elevated from historical levels, primarily due to the health insurance industry tax that is not deductible for federal income tax purposes.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable is higher at March 31, 2015 compared to December 31, 2014, primarily reflecting the seasonal buildup of stop loss reserves, as well as customer growth in the Government segment.  (See Note 4 to the Consolidated Financial Statements for additional information.)

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy, managed care arrangement, or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

As of March 31, 2015, estimated total medical customers were as follows:

(In thousands)	2015	2014
U.S. Guaranteed cost	880	911
U.S. Experience-rated	838	803
International health care - risk	787	746
Total commercial risk	2,505	2,460
Medicare	489	458
Medicaid	66	25
Total government	555	483
Total risk	3,060	2,943
Service, including international health care	11,594	11,225
Total medical customers	14,654	14,168

Our medical customer base as of March 31, 2015 was higher than the same period in 2014, primarily driven by the acquisition of QualCare Alliance Networks, Inc. on February 28, 2015, as well as strong retention and sales in our targeted market segments.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 45, the performance of the Global Supplemental Benefits segment is measured using adjusted income (loss) from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  benefit expenses as a percentage of premiums (loss ratio);

•                  operating expenses and acquisition expenses as a percentage of operating revenues (expense ratio and acquisition cost ratio);

•                  the impact of foreign currency movements; and

•                  the effective tax rate.

Throughout this discussion, prior period currency adjusted income from operations, revenues, and benefits and expenses are calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies decreases adjusted income from operations, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2015	2014	% Change
Premiums	$729	$674	8%
Fees and other revenues	14	16	(13)
Net investment income	26	26	-
Operating revenues	769	716	7
Realized investment gains	3	-	N/M
Total revenues	772	716	8
Benefit expenses	409	360	14
Operating expenses	275	280	(2)
Amortization of other acquired intangible assets	8	8	-
Benefits and expenses	692	648	7
Income before taxes	80	68	18
Income taxes	15	14	7
Income (loss) attributable to noncontrolling interests	(2)	1	(300)
Shareholders’ net income from Global Supplemental Benefits	67	53	26
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(3)	-
Amortization of other acquired intangible assets	5	4
Adjusted income from operations(1)	$69	$57	21%
Premiums, using actual 2015 currency exchange rates	$729	$649	12%
Adjusted income from operations, using actual 2015 currency exchange rates	$69	$55	25%
Effective tax rate on adjusted income from operations	20.7%	24.0%	(330)	bps
Loss ratio	56.1%	53.4%	270	bps
Acquisition cost ratio	18.7%	22.3%	(360)	bps
Expense ratio (excluding acquisition costs)	17.0%	16.8%	20	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The increase for the three months ended March 31, 2015, compared with the same period in 2014, was primarily driven by a lower acquisition cost ratio and business growth, partially offset by a higher loss ratio resulting from a business mix shift.

Revenues

Premiums increased for the three months ended March 31, 2015, compared with the same period in 2014,  primarily due to new sales, particularly in South Korea and the U.S., reflecting both customer growth and sales of higher premium products.

Net investment income was flat for the three months ended March 31, 2015 compared with the same period in 2014.

Benefits and Expenses

Benefit expenses increased for the three months ended March 31, 2015, compared with the same period in 2014.  Applying actual 2015 currency exchange rates to 2014 results, benefits and expenses increased by 17% for the three months ended March 31, 2015, compared with the same period in 2014.  The increase primarily reflects business growth and higher claims, primarily in the U.S.

Loss ratios increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily reflecting a shift in business mix toward products with higher loss ratios, particularly in the U.S.

Operating expenses.  Included in operating expenses for the Global Supplemental Benefits segment are both policy acquisition costs and other operating expenses.  Overall, operating expenses decreased for the three months ended March 31, 2015, compared with the same period in 2014.  The decrease reflected lower acquisition costs, particularly in South Korea, largely offset by higher operating costs.

The acquisition cost ratio decreased for the three months ended March 31, 2015, compared with the same period in 2014, reflecting a shift toward higher premium products with lower acquisition costs.

The operating expense ratio (excluding acquisition costs) increased slightly for the three months ended March 31, 2015, compared to the same period in 2014, reflecting strategic investments, largely offset by efficiencies.

Effective tax rate.  The segment’s effective tax rate decreased for the three months ended March 31, 2015, compared with the same period in 2014, reflecting the favorable effect of expanding our capital management strategy to retain most of our foreign operations’ earnings overseas.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s revenues and 71% of the segment’s earnings for the three months ended March 31, 2015.  For the three months ended March 31, 2015, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 9%  of shareholders’ net income.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 45, the performance of the Group Disability and Life segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                 premium growth, including new business and customer retention;

•                  net investment income;

•                  benefit expenses as a percentage of earned premiums (loss ratio); and

•                  other operating expenses as a percentage of earned premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2015	2014	% Change
Premiums	$954	$894	7%
Fees and other revenues	22	21	5
Net investment income	83	81	2
Operating revenues	1,059	996	6
Realized investment gains	22	11	100
Total revenues	1,081	1,007	7
Benefit expenses	772	710	9
Operating expenses	213	190	12
Benefits and expenses	985	900	9
Income before income taxes	96	107	(10)
Income taxes	31	33	(6)
Shareholders’ net income from Group Disability and Life	65	74	(12)
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(14)	(7)
Adjusted income from operations(1)	$51	$67	(24)%
Effective tax rate on adjusted income from operations	31.1%	30.2%	90	bps
Loss ratio	80.9%	79.4%	150	bps
Operating expense ratio	21.8%	20.8%	100	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The decrease for the three months ended March 31, 2015,  compared with the same period in 2014, was due to unfavorable life results and a higher operating expense ratio partially offset by favorable disability claims experience.

Revenues

Premiums increased for the three months ended March 31, 2015, compared with the same period in 2014, reflecting new business growth due to disability and life sales and continued strong customer retention.

Net investment income increased slightly for the three months ended March 31, 2015, compared with the same period in 2014, driven by higher assets partially offset by lower yields.

Benefits and Expenses

Benefit expenses increased for the three months ended March 31, 2015, compared with the same period in 2014, due to business growth and unfavorable life results driven primarily by higher claim sizes partially offset by favorable disability claims experience due to improved claim resolutions and lower incidence.

Operating expense ratio.  The increase in the operating expense ratio for the three months ended March 31, 2015, compared with the same period in 2014, reflected higher technology costs and broker commissions.

Effective tax rate.  The segment’s effective tax rate increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to a decline in the proportion of the segment’s income that was attributable to tax-exempt interest.

Other Operations

Description

Cigna’s COLI business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity business, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2015	2014	% Change
Premiums	$28	$26	8%
Fees and other revenues	4	4	-
Net investment income	92	97	(5)
Operating revenues	124	127	(2)
Realized investment gains (losses)	(1)	14	(107)
Total revenues	123	141	(13)
Benefit expenses	88	96	(8)
Operating expenses	8	6	33
Benefits and expenses	96	102	(6)
Income before taxes	27	39	(31)
Income taxes	8	13	(38)
Shareholders’ net income from Other Operations	19	26	(27)
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains) losses	1	(9)
Adjusted income from operations(1)	$20	$17	18%
Effective tax rate on adjusted income from operations	28.6%	32.0%	(340)	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to favorable mortality experience in COLI.

Premiums reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums increased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to strong persistency.

Net investment income decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to lower average yields.

Benefits and expenses decreased for the three months ended March 31, 2015, compared with the same period in 2014, primarily due to lower mortality claims experience in COLI.

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

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2015	2014	% Change
Shareholders’ net loss from Corporate	$(71)	$(75)	5%
Adjusted loss from operations	$(71)	$(75)	5%

Corporate’s adjusted loss from operations decreased for the three months ended March 31, 2015, compared with the same period in 2014, due to modestly lower operating expenses.

INVESTMENT ASSETS

The following table presents our invested asset portfolio, excluding separate account assets, as of March 31, 2015 and December 31, 2014.  Additional information regarding our investment assets and related accounting policies is included in Notes 2, 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.

	March 31,	December 31,
(In millions)	2015	2014
Fixed maturities	$19,141	$18,983
Equity securities	182	189
Commercial mortgage loans	2,010	2,081
Policy loans	1,430	1,438
Other long-term investments	1,473	1,488
Short-term investments	172	163
Total	$24,408	$24,342

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 7 of the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Notes 10 and 11 to the Consolidated Financial Statements in our 2014 Form 10-K.

The following table reflects our fixed maturity portfolio by type of issuer as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(In millions)	2015	2014
Federal government and agency	$923	$954
State and local government	1,832	1,856
Foreign government	1,956	1,940
Corporate	13,721	13,498
Mortgage-backed	64	85
Other asset-backed	645	650
Total	$19,141	$18,983

The fixed maturity portfolio increased approximately $0.2 billion during the three months ended March 31, 2015, reflecting the impact of decreased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $47 million in aggregate as of March 31, 2015.  See Note 8 to the Consolidated Financial Statements for further information.

As of March 31, 2015, $17.2 billion, or 90%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2014.

Our investment in state and local government securities, with an average quality rating of Aa2 as of March 31, 2015, is diversified by issuer and geography with no single exposure greater than $28 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of March 31, 2015.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $222 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).

Corporate fixed maturities include private placement investments of $5.3 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At March 31, 2015, corporate fixed maturities include $339 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, and Spain. These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 1% invested in financial institutions.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.5 billion that have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $45 million.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2014.  This review included an analysis of each property’s year-end 2013 financial statements, rent rolls, operating plans and budgets for 2014, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio’s average loan-to-value ratio improved to 61% at March 31, 2015 as compared to 63% at December 31, 2014.  The portfolio’s average debt service coverage ratio was estimated to be 1.70 at March 31, 2015, an improvement from 1.66 at December 31, 2014.  See Note 8 to the Consolidated Financial Statements for further information.

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

The commercial mortgage loan portfolio consists of approximately 75 loans, including three impaired loans with a carrying value totaling $106 million, net of $8 million in reserves, that are classified as problem or potential problem loans.  Two of these loans totaling $86 million, are current based on restructured terms and all remaining loans continue to perform under their contractual terms.  We have $342 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment averaging 30%, we remain confident that the vast majority of borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.5 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 105 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 6% of our securities and real estate partnership portfolio.

Although the aggregate fair value of these investments exceeded their carrying value as of March 31, 2015, the fair value of our ownership interest in certain funds that are carried at cost was less than our carrying value by $15 million.  We expect to recover our carrying value over the average remaining life of these investments of approximately 5 years.

Problem and Potential Problem Investments

“Problem” bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us to modify the interest rate, principal payment or maturity date.  “Potential problem” bonds and commercial mortgage loans are considered current (no payment is more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems.  The characteristics management considers include, but are not limited to, the following:

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2015 or 2014.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2015			December 31, 2014
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem commercial mortgage loans	$90	$(4)	$86	$90	$(4)	$86
Foreclosed real estate	24	(6)	18	24	-	24
Total problem investments	$114	$(10)	$104	$114	$(4)	$110
Potential problem bonds	$22	$(9)	$13	$22	$(9)	$13
Potential problem commercial mortgage loans	52	(4)	48	130	(8)	122
Total potential problem investments	$74	$(13)	$61	$152	$(17)	$135

Net problem and potential problem investments representing less than 1% of total investments, excluding policy loans at March 31, 2015, decreased by $80 million from December 31, 2014, primarily due to the payoffs of two potential problem mortgage loans.

Investment Outlook

Although financial markets in the United States remained stable during the first quarter, including modest appreciation of fixed income asset values, there continues to be global uncertainty.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  After considering our March 2015 debt issuance and early debt redemption in April 2015, there has been no material change in our risk exposures.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk — Financial Instruments” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

 Part II.  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

The information contained under “Litigation Matters” and “Regulatory Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A.           RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed description of its risk factors.

Item 2.                              UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2015	981,051	$ 106.68	976,887	$ 578,429,924
February 1-28, 2015	1,667,532	$ 118.19	1,142,823	$ 945,326,268
March 1-31, 2015	1,526,510	$ 124.41	1,454,455	$ 764,166,004
Total	4,175,093	$ 117.76	3,574,165	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the exercise of stock options and the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 4,164 shares in January, 524,709 shares in February and 72,055 shares in March 2015.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $764 million as of March 31, 2015 and approximately $665 million as of April 30, 2015.

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

Cigna Corporation

Date:	April 30, 2015
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	Supplemental Indenture No. 9, dated as of March 20, 2015, between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed on March 26, 2015 and incorporated herein by reference.
10.1(a)*	Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed herewith.
10.1(b)*	Promotion letter for Jason Sadler dated June 2, 2014	Filed herewith.
10.2*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.3*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option and Grant Agreement	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.5*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

*  Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1