Form 10-Q
period 2015-06-30
CIGNA CORP
filed 2015-07-30
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 15, 2015,  257,495,372 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

(In millions, except per share amounts)	2015	2014	2015	2014
Revenues
Premiums	$7,432	$6,800	$14,834	$13,476
Fees and other revenues	1,117	1,027	2,255	2,033
Net investment income	297	294	573	571
Mail order pharmacy revenues	625	547	1,203	1,042
Net realized investment gains	21	65	94	107
Total revenues	9,492	8,733	18,959	17,229

Benefits and Expenses
Global Health Care medical costs	4,577	4,219	9,181	8,250
Other benefit expenses	1,199	1,100	2,468	2,266
Mail order pharmacy costs	529	469	1,021	883
Other operating expenses	2,212	1,996	4,416	3,976
Amortization of other acquired intangible assets	39	48	83	100
Total benefits and expenses	8,556	7,832	17,169	15,475
Income before Income Taxes	936	901	1,790	1,754
Income taxes:
Current	375	329	683	639
Deferred	(23)	-	(8)	14
Total income taxes	352	329	675	653
Net Income	584	572	1,115	1,101
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(4)	(1)	(6)	-
Shareholders’ Net Income	$588	$573	$1,121	$1,101
Shareholders’ Net Income Per Share:
Basic	$2.30	$2.16	$4.38	$4.11
Diluted	$2.26	$2.12	$4.30	$4.05
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,

(In millions)	2015	2014	2015	2014
Shareholders’ net income	$588	$573	$1,121	$1,101
Shareholders’ other comprehensive income:
Net unrealized appreciation (depreciation), securities	(234)	103	(146)	189
Net unrealized appreciation, derivatives	5	-	12	-
Net translation of foreign currencies	18	46	(86)	35
Postretirement benefits liability adjustment	20	11	31	23
Shareholders’ other comprehensive income (loss)	(191)	160	(189)	247
Shareholders’ comprehensive income	397	733	932	1,348
Comprehensive income attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	(1)	2	(1)	5
Net (loss) attributable to other noncontrolling interests	(3)	(3)	(5)	(5)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(3)	3	(12)	-
Other comprehensive income attributable to other noncontrolling interests	-	-	-	1
Total comprehensive income	$390	$735	$914	$1,349

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	June 30,	December 31,
(In millions, except per share amounts)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $17,307; $17,278)	$18,569	$18,983
Equity securities, at fair value (cost, $196; $199)	189	189
Commercial mortgage loans	2,054	2,081
Policy loans	1,439	1,438
Other long-term investments	1,471	1,488
Short-term investments	97	163
Total investments	23,819	24,342
Cash and cash equivalents	1,969	1,420
Premiums, accounts and notes receivable, net	3,790	2,757
Reinsurance recoverables	7,021	7,080
Deferred policy acquisition costs	1,588	1,502
Property and equipment	1,502	1,502
Deferred tax assets, net	369	293
Goodwill	6,041	5,989
Other assets, including other intangibles	2,722	2,683
Separate account assets	8,311	8,328
Total assets	$57,132	$55,896
Liabilities
Contractholder deposit funds	$8,433	$8,430
Future policy benefits	9,495	9,642
Unpaid claims and claim expenses	4,573	4,400
Global Health Care medical costs payable	2,432	2,180
Unearned premiums	627	621
Total insurance and contractholder liabilities	25,560	25,273
Accounts payable, accrued expenses and other liabilities	6,686	6,264
Short-term debt	150	147
Long-term debt	5,046	5,005
Separate account liabilities	8,311	8,328
Total liabilities	45,753	45,017
Contingencies — Note 16
Redeemable noncontrolling interests	76	90
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,835	2,769
Accumulated other comprehensive loss	(1,125)	(936)
Retained earnings	11,178	10,289
Less treasury stock, at cost	(1,672)	(1,422)
Total shareholders’ equity	11,290	10,774
Noncontrolling interests	13	15
Total equity	11,303	10,789
Total liabilities and equity	$57,132	$55,896
Shareholders’ Equity Per Share	$43.85	$41.55

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended June 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at April 1, 2015	$74	$2,823	$(934)	$10,635	$(1,656)	$10,942	$16	$10,958	$83
Effect of issuing stock for employee benefit plans		14		(45)	84	53		53
Other comprehensive (loss)			(191)			(191)		(191)	(3)
Net income (loss)				588		588	(3)	585	(1)
Repurchase of common stock					(100)	(100)		(100)
Other transactions impacting noncontrolling interests		(2)				(2)	-	(2)	(3)
Balance at June 30, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended June 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at April 1, 2014	$92	$3,392	$(433)	$14,136	$(6,631)	$10,556	$13	$10,569	$96
Effect of issuing stock for employee benefit plans		13		(32)	81	62		62
Other comprehensive income			160			160		160	3
Net income (loss)				573		573	(3)	570	2
Repurchase of common stock					(414)	(414)		(414)
Capital contribution by noncontrolling interests							5	5	2
Distribution to redeemable noncontrolling interests									(4)
Balance at June 30, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the six months ended June 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		69		(222)	268	115		115
Other comprehensive income (loss)			(189)			(189)		(189)	(12)
Net income (loss)				1,121		1,121	(5)	1,116	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(518)	(518)		(518)
Other transactions impacting noncontrolling interests		(3)				(3)	3	-	(1)
Balance at June 30, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the six months ended June 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interest

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		49		(89)	130	90		90
Other comprehensive income			247			247	1	248
Net income (loss)				1,101		1,101	(5)	1,096	5
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,057)	(1,057)		(1,057)
Capital contribution by noncontrolling interests							5	5	2
Distribution to redeemable noncontrolling interests									(4)
Balance at June 30, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$1,115	$1,101
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	302	289
Realized investment gains	(94)	(107)
Deferred income taxes	(8)	14
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(1,007)	(660)
Reinsurance recoverables	(53)	67
Deferred policy acquisition costs	(112)	(100)
Other assets	41	(98)
Insurance liabilities	542	359
Accounts payable, accrued expenses and other liabilities	216	78
Current income taxes	117	100
Loss on extinguishment of debt	100	-
Other, net	(50)	(41)
Net cash provided by operating activities	1,109	1,002
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,177	510
Investment maturities and repayments:
Fixed maturities and equity securities	691	898
Commercial mortgage loans	341	214
Other sales, maturities and repayments (primarily short-term and other long-term investments)	714	1,404
Investments purchased or originated:
Fixed maturities and equity securities	(1,813)	(2,583)
Commercial mortgage loans	(312)	(183)
Other (primarily short-term and other long-term investments)	(541)	(868)
Property and equipment purchases	(246)	(236)
Acquisitions, net of cash acquired	(107)	-
Other, net	-	12
Net cash used in investing activities	(96)	(832)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	769	790
Withdrawals and benefit payments from contractholder deposit funds	(733)	(758)
Net change in short-term debt	(10)	(96)
Net proceeds on issuance of long-term debt	894	-
Repayment of long-term debt	(938)	-
Repurchase of common stock	(536)	(1,029)
Issuance of common stock	128	80
Other, net	(20)	6
Net cash used in financing activities	(446)	(1,007)
Effect of foreign currency rate changes on cash and cash equivalents	(18)	9
Net increase / (decrease) in cash and cash equivalents	549	(828)
Cash and cash equivalents, January 1,	1,420	2,795
Cash and cash equivalents, June 30,	$1,969	$1,967
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$519	$514
Interest paid	$122	$132

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”).  Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Amounts recorded in the Consolidated Financial Statements necessarily reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors.  Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.  The impact of a change in estimate is generally included in earnings in the period of adjustment.  Certain reclassifications have been made to prior year amounts to conform to the current presentation.

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2014 Form 10-K (including the Description of Business on page 66).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Note 2 — Recent Accounting Changes

The Company’s 2014 Form 10-K includes discussion of significant recent accounting changes that either have impacted or may impact our financial statements in the future.  The following issuances of, and changes in, accounting pronouncements have occurred since the Company filed its 2014 Form 10-K.

Disclosures about Short-Duration Insurance Contracts (Accounting Standards Update (“ASU”) 2015-09). In May 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance to enhance disclosure requirements for short-duration insurance contracts. The disclosures are aimed at providing more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims.  The impact of adoption on the Company is limited to increased disclosures about short-duration insurance liabilities, primarily including most liabilities of the Global Health Care and Group Disability and Life segments.  The Company plans to adopt the new disclosures, as required, in its 2016 annual financial statements.

Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03).  In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs in financial statements.  The amendment requires debt issuance costs to be presented as a direct deduction from the associated debt liability, consistent with the presentation of a debt discount.  In addition, amortization of discount or premium is reported as interest expense.  This amendment is effective beginning January 1, 2016, with early adoption permitted, and shall be applied retrospectively.  The Company will reclassify debt issuance costs from other assets, including other intangibles, to long-term debt in the fourth quarter of 2015.  This reclassification is not expected to result in a material change to either of these balance sheet line items.

Revenue from Contracts with Customers (ASU 2014-09).   In July 2015, the FASB deferred the effective date of this new guidance to January 1, 2018.

Note 3 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2015
Shareholders’ net income	$588		$588
Shares:
Weighted average	255,730		255,730
Common stock equivalents		4,367	4,367
Total shares	255,730	4,367	260,097
EPS	$2.30	$(0.04)	$2.26

2014
Shareholders’ net income	$573		$573
Shares:
Weighted average	265,377		265,377
Common stock equivalents		4,544	4,544
Total shares	265,377	4,544	269,921
EPS	$2.16	$(0.04)	$2.12

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Six Months Ended June 30,
2015
Shareholders’ net income	$1,121		$1,121
Shares:
Weighted average	256,215		256,215
Common stock equivalents		4,453	4,453
Total shares	256,215	4,453	260,668
EPS	$4.38	$(0.08)	$4.30

2014
Shareholders’ net income	$1,101		$1,101
Shares:
Weighted average	267,665		267,665
Common stock equivalents		4,516	4,516
Total shares	267,665	4,516	272,181
EPS	$4.11	$(0.06)	$4.05

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2015 and 2014 because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Anti-dilutive options	-	2.0	0.7	2.0

The Company held 38,694,585 shares of common stock in Treasury as of June 30, 2015, and 101,424,330 shares as of June 30, 2014.  In the fourth quarter of 2014, the Company retired 70 million shares of treasury stock.

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

	June 30,	December 31,
(In millions)	2015	2014
Incurred but not yet reported	$1,862	$1,777
Reported claims in process	431	288
Physician incentives and other medical care expenses and services payable	139	115
Medical costs payable	$2,432	$2,180

Activity in medical costs payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2015	2014
Balance at January 1,	$2,180	$2,050
Less: Reinsurance and other amounts recoverable	252	194
Balance at January 1, net	1,928	1,856
Incurred costs related to:
Current year	9,363	16,853
Prior years	(182)	(159)
Total incurred	9,181	16,694
Paid costs related to:
Current year	7,394	14,966
Prior years	1,513	1,656
Total paid	8,907	16,622
Ending Balance, net	2,202	1,928
Add: Reinsurance and other amounts recoverable	230	252
Ending Balance	$2,432	$2,180

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 5 for additional information on reinsurance.  For the six months ended June 30, 2015, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $182 million, or 1.1% of the current year incurred costs as reported for the year ended December 31, 2014.  Actual completion factors accounted for $49 million, or 0.3% of the favorability, actual medical cost trend resulted in $100 million, or 0.6%, and the remaining $33 million, or 0.2%, was primarily related to a change in 2014 reinsurance reimbursements under Health Care Reform.

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

The impact of prior year development on shareholders’ net income was $44 million for the six months ended June 30, 2015 compared with $46 million for the six months ended June 30, 2014.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services.  The change in the amount of the incurred costs related to prior years in the medical costs payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Second, as a result of the medical loss ratio (“MLR”) and risk mitigation provisions of Health Care Reform, changes in medical cost estimates due to prior year development may be offset by a change in accruals related to Health Care Reform.

Third, changes in reserves for the Company’s retrospectively experience-rated business for accounts in surplus are generally offset by a change in the payment due to the policyholder (see page 3 of the Company’s 2014 Form 10-K).

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

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) businesses via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in these businesses, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.6 billion remaining.

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

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2015	2014
Balance at January 1	$1,270	$1,396
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,186	1,317
Balance at January 1, net	100	97
Add: Incurred benefits	1	3
Less: Paid benefits	(1)	-
Ending balance, net	102	100
Less: Unpaid claims	16	16
Add: Reinsurance and other amounts recoverable	1,143	1,186
Ending balance	$1,229	$1,270

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as the few claims retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $2.7 billion as of June 30, 2015 and $2.8 billion as of December 31, 2014 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contract holders (approximately  338,000 as of June 30, 2015 and  354,000 as of December 31, 2014) died as of the specified date.  The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $12.4 billion as of June 30, 2015 and $13.1 billion as of December 31, 2014.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Ceded premiums
Individual life insurance and annuity business sold	$42	$44	$83	$89
Other	104	84	193	180
Total	$146	$128	$276	$269
Reinsurance recoveries
Individual life insurance and annuity business sold	$61	$69	$147	$168
Other	127	88	200	170
Total	$188	$157	$347	$338

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	June 30, 2015	December 31, 2014	Collateral and Other Terms at June 30, 2015

GMDB	Berkshire	$1,105	$1,147	100% secured by assets in a trust.

	Other	38	39	99% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life &Annuity of New York	3,748	3,817	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	1,050	1,092	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	326	336	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	667	561

Recoverables from approximately 80 reinsurers, including the U.S. Government, used in the ordinary course of business.  Balances range from less than $1 million up to $277 million, with 9% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	87	88	99% of this balance is secured by assets in trusts.

Total reinsurance recoverables		$7,021	$7,080

Over 90% of the Company’s reinsurance recoverables were from companies that are rated A or higher by Standard & Poor’s at June 30, 2015.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of June 30, 2015, the Company’s recoverables were net of a reserve of $4 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 6 — Organizational Efficiency Plan

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost.  During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.   As of June 30, 2015, the remaining balance is $15 million.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2015 and December 31, 2014 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

June 30, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$249	$580	$-	$829
State and local government	-	1,771	-	1,771
Foreign government	-	1,953	4	1,957
Corporate	-	13,144	292	13,436
Mortgage-backed	-	56	1	57
Other asset-backed	-	204	315	519
Total fixed maturities (1)	249	17,708	612	18,569
Equity securities	33	102	54	189
Subtotal	282	17,810	666	18,758
Short-term investments	-	97	-	97
GMIB assets (2)	-	-	867	867
Other derivative assets (3)	-	12	-	12
Total financial assets at fair value, excluding separate accounts	$282	$17,919	$1,533	$19,734
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$841	$841
Total financial liabilities at fair value	$-	$-	$841	$841

(1)

Fixed maturities included $558 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $32 million of appreciation for securities classified in Level 3.   See Note 8 for additional information.

(2)	The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.
(3)	Other derivative assets included $12 million of interest rate and foreign currency swaps qualifying as cash flow hedges. See Note 9 for additional information.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$290	$664	$-	$954
State and local government	-	1,856	-	1,856
Foreign government	-	1,936	4	1,940
Corporate	-	13,105	393	13,498
Mortgage-backed	-	84	1	85
Other asset-backed	-	234	416	650
Total fixed maturities (1)	290	17,879	814	18,983
Equity securities	61	85	43	189
Subtotal	351	17,964	857	19,172
Short-term investments	-	163	-	163
GMIB assets (2)	-	-	953	953
Other derivative assets (3)	-	6	-	6
Total financial assets at fair value, excluding separate accounts	$351	$18,133	$1,810	$20,294
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$929	$929
Other derivative liabilities (3)	-	1	-	1
Total financial liabilities at fair value	$-	$1	$929	$930

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

Fixed maturities and equity securities.  Approximately 95% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics.  When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of June 30, 2015 or December 31, 2014.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of June 30, 2015 and December 31, 2014.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate the fair values.

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

As of June 30, 2015 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$315	Liquidity	60 - 390 (170) bps
		Weighting of credit spreads	160 - 1,910 (280) bps
Corporate and government fixed maturities	250	Liquidity	70 -930 (260) bps
Total fixed maturities	565
Equity securities	54	Price-to-earnings multiples	4.2 - 9.8 (7.9)
Subtotal	619
Pricing exemption securities(1)	47
Total Level 3 securities	$666

(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

As of December 31, 2014 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$417	Liquidity	60 - 370 (140) bps
		Weighting of credit spreads	160 - 2,560 (290) bps
Corporate and government fixed maturities	344	Liquidity	80 - 930 (262) bps
Total fixed maturities	761
Equity securities	43	Price-to-earnings multiples	4.2 - 9.8 (8.1)
Subtotal	804
Pricing exemption securities(1)	53
Total Level 3 securities	$857

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

GMIB contracts.  As discussed in Note 5, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of June 30, 2015, there were three reinsurers for GMIB, with collateral securing 67% of the balance.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2015 and 2014.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2015	$818	$970	$(948)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(94)	94	-
Other	15	1	3	4
Total gains (losses) included in shareholders’ net income	15	(93)	97	4
Losses included in other comprehensive income	(19)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(4)	-	-	-
Purchases, sales and settlements:
Purchases	100	-	-	-
Sales	(210)	-	-	-
Settlements	(4)	(10)	10	-
Total purchases, sales and settlements	(114)	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(30)	-	-	-
Total transfers into/(out of) Level 3	(30)	-	-	-
Balance at June 30, 2015	$666	$867	$(841)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(93)	$97	$4

(1) Amounts do not accrue to shareholders.

For the Three Months Ended June 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2014	$1,198	$815	$(794)	$21
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	53	(53)	-
Other	2	3	(2)	1
Total gains (losses) included in shareholders’ net income	2	56	(55)	1
Gains included in other comprehensive income	9	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	20	-	-	-
Purchases, sales and settlements:
Purchases	53	-	-	-
Sales	(91)	-	-	-
Settlements	(46)	(8)	10	2
Total purchases, sales and settlements	(84)	(8)	10	2
Transfers into/(out of) Level 3:
Transfers into Level 3	30	-	-	-
Transfers out of Level 3	(53)	-	-	-
Total transfers into/(out of) Level 3	(23)	-	-	-
Balance at June 30, 2014	$1,122	$863	$(839)	$24
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$56	$(55)	$1

(1) Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(67)	67	-
Other	28	-	2	2
Total gains (losses) included in shareholders’ net income	28	(67)	69	2
Losses included in other comprehensive income	(17)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	2	-	-	-
Purchases, sales and settlements:
Purchases	111	-	-	-
Sales	(228)	-	-	-
Settlements	(7)	(19)	19	-
Total purchases, sales and settlements	(124)	(19)	19	-
Transfers into/(out of) Level 3:
Transfers into Level 3	1	-	-	-
Transfers out of Level 3	(81)	-	-	-
Total transfers into/(out of) Level 3	(80)	-	-	-
Balance at June 30, 2015	$666	$867	$(841)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(67)	$69	$2

(1) Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	130	(130)	-
Other	14	2	10	12
Total gains (losses) included in shareholders’ net income	14	132	(120)	12
Gains included in other comprehensive income	17	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	42	-	-	-
Purchases, sales and settlements:
Purchases	77	-	-	-
Sales	(115)	-	-	-
Settlements	(107)	(20)	22	2
Total purchases, sales and settlements	(145)	(20)	22	2
Transfers into/(out of) Level 3:
Transfers into Level 3	154	-	-	-
Transfers out of Level 3	(150)	-	-	-
Total transfers into/(out of) Level 3	4	-	-	-
Balance at June 30, 2014	$1,122	$863	$(839)	$24
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$2	$132	$(120)	$12

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months and six months ended June 30, 2015 and June 30, 2014, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of June 30, 2015 and December 31, 2014, separate account assets were as follows:

June 30, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$239	$313	$-	$552
Non-guaranteed separate accounts (1)	1,656	4,941	1,162	7,759
Total separate account assets	$1,895	$5,254	$1,162	$8,311

(1) As of June 30, 2015, non-guaranteed separate accounts included $3.7 billion in assets supporting the Company’s pension plans, including $1.1 billion classified in Level 3.

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Balance, beginning of period	$1,095	$1,069	$1,158	$1,035
Policyholder gains (1)	53	23	86	55
Purchases, sales and settlements:
Purchases	60	80	97	124
Sales	-	(2)	-	(2)
Settlements	(47)	(97)	(176)	(144)
Total purchases, sales and settlements	13	(19)	(79)	(22)
Transfers into/(out of) Level 3:
Transfers into Level 3	1	6	1	13
Transfers out of Level 3	-	(5)	(4)	(7)
Total transfers into/(out of) Level 3	1	1	(3)	6
Balance, end of period	$1,162	$1,074	$1,162	$1,074

(1)  Included in this amount are gains of $52 million and $84 million for the three months ended and six months ended June 30, 2015 attributable to instruments still held at June 30, 2015 and gains of $23 million and $55 million for the three months ended and six months ended June 30, 2014 attributable to instruments still held at June 30, 2014.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $7 million, after-tax for the six months ended June 30, 2015 and $10 million, after tax for the six months ended 2014.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2015 and December 31, 2014.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	June 30, 2015		December 31, 2014
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,128	$2,054	$2,168	$2,081
Contractholder deposit funds, excluding universal life products	Level 3	$1,166	$1,154	$1,136	$1,124
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,532	$5,044	$5,740	$4,993

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

Contractholder deposit funds, excluding universal life products. Generally, these funds do not have stated maturities.  Approximately 65% of these balances can be withdrawn by the customer at any time without prior notice or penalty.  The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.  Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses.  The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts.  The Company had reinsurance recoverables equal to the carrying value of these reinsured contracts. These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

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

Fair values of off-balance-sheet financial instruments were not material as of June 30, 2015 and December 31, 2014.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Fixed maturities	$12	$4	$19	$12
Equity securities	1	-	14	17
Commercial mortgage loans	(3)	(4)	2	(4)
Other investments, including derivatives	11	65	59	82
Realized investment gains before income taxes	21	65	94	107
Less income taxes	8	22	33	37
Net realized investment gains	$13	$43	$61	$70

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Credit-related (1)	$(6)	$(9)	$(12)	$(15)
Other	(9)	(1)	(14)	(1)
Total	$(15)	$(10)	$(26)	$(16)

(1) Credit-related losses include other-than-temporary declines in the fair values of fixed maturities, increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Proceeds from sales	$784	$316	$1,177	$510
Gross gains on sales	$24	$3	$51	$25
Gross losses on sales	$2	$1	$4	$1

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2015:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,126	$1,136
Due after one year through five years	5,670	6,015
Due after five years through ten years	6,650	6,904
Due after ten years	3,327	3,938
Mortgage and other asset-backed securities	534	576
Total	$17,307	$18,569

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	June 30, 2015
Federal government and agency	$545	$284	$-	$829
State and local government	1,629	145	(3)	1,771
Foreign government	1,842	120	(5)	1,957
Corporate	12,757	773	(94)	13,436
Mortgage-backed	56	2	(1)	57
Other asset-backed	478	44	(3)	519
Total	$17,307	$1,368	$(106)	$18,569

(In millions)	December 31, 2014
Federal government and agency	$608	$346	$-	$954
State and local government	1,682	176	(2)	1,856
Foreign government	1,824	121	(5)	1,940
Corporate	12,517	1,014	(33)	13,498
Mortgage-backed	83	3	(1)	85
Other asset-backed	564	87	(1)	650
Total	$17,278	$1,747	$(42)	$18,983

The above table includes investments with a fair value of $2.8 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $576 million and gross unrealized depreciation of $18 million at June 30, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.  At December 31, 2014, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $758 million and gross unrealized depreciation of $2 million.

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

The table below summarizes fixed maturities with a decline in fair value from amortized cost as of June 30, 2015.  These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	June 30, 2015
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$2,722	$2,786	$(64)	515
Below investment grade	$400	$420	$(20)	207
More than one year:
Investment grade	$158	$166	$(8)	70
Below investment grade	$90	$104	$(14)	28

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at June 30, 2015.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of June 30, 2015, fair values of these securities were $60 million and amortized cost was $71 million.  As of December 31, 2014, fair values of these securities were $57 million and amortized cost was $69 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$522	$3	$-	$67	$-	$592
50% to 59%	677	-	-	24	-	701
60% to 69%	484	15	-	19	-	518
70% to 79%	-	32	-	30	36	98
80% to 89%	-	-	-	-	-	-
90% to 100%	41	-	-	-	104	145
Total	$1,724	$50	$-	$140	$140	$2,054

	December 31, 2014
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$340	$17	$-	$6	$-	$363
50% to 59%	681	38	-	-	-	719
60% to 69%	394	-	15	-	60	469
70% to 79%	68	36	33	-	80	217
80% to 89%	6	41	-	-	58	105
90% to 100%	-	-	55	-	153	208
Total	$1,489	$132	$103	$6	$351	$2,081

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2015 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio improved to 56% at June 30, 2015 from 63% at December 31, 2014.  The portfolio’s average debt service coverage ratio was estimated to be 1.85 at June 30, 2015, an improvement from 1.66 at December 31, 2014.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $104 million at June 30, 2015 and $208 million at December 31, 2014.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2015			December 31, 2014
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$83	$(10)	$73	$147	$(12)	$135
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$114	$(10)	$104	$178	$(12)	$166

The average recorded investment in impaired loans was $135 million during the six months ended June 30, 2015 and $139 million during the six months ended June 30, 2014.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the six months ended June 30, 2015 or 2014.  Interest income on impaired commercial mortgage loans was not significant for the six months ended June 30, 2015 or 2014.

Changes in valuation reserves for commercial mortgage loans were not material for the six months ended June 30, 2015 and 2014.

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $761 million, federal government securities of $149 million and money market funds of $45 million as of June 30, 2015.  The Company’s short-term investments and cash equivalents as of December 31, 2014 included corporate securities of $509 million, federal government securities of $274 million and money market funds of $33 million.

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

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of June 30, 2015, the Company had $18 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of June 30, 2015 or December 31, 2014.

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

Volume of activity.  The notional values of these cash flow swaps was $131 million as of June 30, 2015 and $145 million as of December 31, 2014.

As of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

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

Volume of activity.  As of June 30, 2015 and December 31, 2014, the notional values of these derivative instruments was $750 million.

As of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

GMIB

Purpose.  The Company’s run-off reinsurance business has written reinsurance contracts with issuers of variable annuities that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”).  According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments.

The fair value effects of GMIB contracts on the financial statements are included in Note 7 and their volume of activity is included in Note 16.  Cash flows on these contracts are reported in operating activities.

Note 10 — Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when the nature of the Company’s involvement with the entity changes, the Company evaluates the following to determine if it is the primary beneficiary and must consolidate the entity:

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

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.  The Company’s maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investments of $642 million as of June 30, 2015, that are reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amount issued by these entities.  The Company’s maximum exposure to loss related to the IPA arrangements is limited to their liability for incurred but not reported medical costs for the Company’s Medicare Advantage customers.  These liabilities are not material and are generally secured by deposits maintained by the IPAs.

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

For the six months ended June 30, 2015, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $46 million pre-tax in the aggregate ($31 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of amortization and, to a lesser extent, the annual valuation update completed during the second quarter of 2015.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$-	$1	$1	$1	$-	$-	$-	$-
Interest cost	49	52	97	103	2	3	5	6
Expected long-term return on plan assets	(67)	(66)	(133)	(132)	-	-	-	-
Amortization of:
Net loss from past experience	18	15	35	29	-	-	-	-
Prior service cost	-	-	-	-	-	-	(1)	(1)
Settlement loss	-	-	-	6	-	-	-	-
Net cost	$-	$2	$-	$7	$2	$3	$4	$5

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the six months ended June 30, 2015, the Company made pension contributions of less than $1 million.  For the remainder of 2015, the Company is expected to make required contributions of $5 million.

Note 12 — Debt

Short-term and long-term debt were as follows:

	June 30,	December 31,
(In millions)	2015	2014
Short-term:
Commercial paper	$100	$100
Other, including capital leases	50	47
Total short-term debt	$150	$147
Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$-	$600
$250 million, 5.375% Notes due 2017	250	250
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	-	251
$250 million, 4.375% Notes due 2020 (1)	254	254
$300 million, 5.125% Notes due 2020 (1)	303	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	303	303
$750 million, 4% Notes due 2022	745	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	899	-
$300 million, 7.875% Debentures due 2027	300	300
$83 million, 8.3% Step Down Notes due 2033	83	83
$500 million, 6.15% Notes due 2036	500	500
$300 million, 5.875% Notes due 2041	298	298
$750 million, 5.375% Notes due 2042	750	750
Other, including capital leases	35	42
Total long-term debt	$5,046	$5,005

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

In April 2015, the Company redeemed its 2.75% Notes due 2016, including accrued interest from November 15, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 30 basis points.  The Company paid $626 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $14 million that was recognized in the second quarter of 2015.

In April 2015, the Company redeemed its 8.50% Notes due 2019, including accrued interest from November 1, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 50  basis points. The Company paid $329 million, including accrued interest and expenses, to settle the Notes, resulting in an after-tax loss on early debt extinguishment of $51 million that was recognized in the second quarter of 2015.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio — which is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) — to be greater than 0.50. The leverage ratio calculation excludes net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension as included in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

In addition to the $5.2 billion of debt outstanding as of June 30, 2015, the Company had $7.1 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of June 30, 2015 totaled $19 million.

The Company was in compliance with its debt covenants as of June 30, 2015.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  As required by GAAP, the Company parenthetically identifies the income statement line item affected by reclassification adjustments in the table below.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30,
2015
Net unrealized appreciation, securities, April 1,	$1,083	$(375)	$708
Unrealized (depreciation) on securities arising during the period	(337)	112	(225)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(13)	4	(9)
Net unrealized (depreciation), securities arising during the period	(350)	116	(234)
Net unrealized appreciation, securities, June 30,	$733	$(259)	$474
Net unrealized (depreciation), derivatives, April 1,	$(2)	$1	$(1)
Unrealized (depreciation) on derivatives arising during the period	(3)	-	(3)
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation on derivatives arising during the period	9	(4)	5
Net unrealized appreciation, derivatives, June 30,	$7	$(3)	$4
Net translation of foreign currencies, April 1,	$(180)	$14	$(166)
Net translation of foreign currencies arising during the period	15	3	18
Net translation of foreign currencies, June 30,	$(165)	$17	$(148)
Postretirement benefits liability adjustment, April 1,	$(2,270)	$795	$(1,475)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	18	(7)	11
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	30	(10)	20
Postretirement benefits liability adjustment, June 30,	$(2,240)	$785	$(1,455)

2014
Net unrealized appreciation, securities, April 1,	$864	$(301)	$563
Unrealized appreciation on securities arising during the period	157	(51)	106
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(4)	1	(3)
Net unrealized appreciation, securities arising during the period	153	(50)	103
Net unrealized appreciation, securities, June 30,	$1,017	$(351)	$666
Net unrealized (depreciation), derivatives, April 1,	$(29)	$10	$(19)
Net unrealized appreciation on derivatives arising during the period	-	-	-
Net unrealized (depreciation), derivatives, June 30,	$(29)	$10	$(19)
Net translation of foreign currencies, April 1,	$78	$(7)	$71
Net translation of foreign currencies arising during the period	51	(5)	46
Net translation of foreign currencies, June 30,	$129	$(12)	$117
Postretirement benefits liability adjustment, April 1,	$(1,611)	$563	$(1,048)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	15	(5)	10
Net change due to valuation update	2	(1)	1
Net postretirement benefits liability adjustment arising during the period	17	(6)	11
Postretirement benefits liability adjustment, June 30,	$(1,594)	$557	$(1,037)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30,
2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Unrealized (depreciation) on securities arising during the period	(189)	64	(125)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(33)	12	(21)
Net unrealized (depreciation), securities arising during the period	(222)	76	(146)
Net unrealized appreciation, securities, June 30,	$733	$(259)	$474
Net unrealized (depreciation), derivatives, January 1,	$(12)	$4	$(8)
Unrealized appreciation, derivatives arising during the period	7	(3)	4
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation, derivatives arising during the period	19	(7)	12
Net unrealized appreciation, derivatives, June 30,	$7	$(3)	$4
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(94)	8	(86)
Net translation of foreign currencies June 30,	$(165)	$17	$(148)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	34	(12)	22
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	46	(15)	31
Postretirement benefits liability adjustment, June 30,	$(2,240)	$785	$(1,455)

2014
Net unrealized appreciation, securities, January 1,	$733	$(256)	$477
Unrealized appreciation on securities arising during the period	313	(105)	208
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(29)	10	(19)
Net unrealized appreciation, securities arising during the period	284	$(95)	$189
Net unrealized appreciation, securities, June 30,	$1,017	$(351)	$666
Net unrealized (depreciation), derivatives, January 1,	$(29)	$10	$(19)
Net unrealized appreciation, derivatives arising during the period	-	-	-
Net unrealized appreciation, derivatives, June 30,	$(29)	$10	$(19)
Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies arising during the period	38	(3)	35
Net translation of foreign currencies June 30,	$129	$(12)	$117
Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	28	(10)	18
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	34	(12)	22
Net change due to valuation update	2	(1)	1
Net postretirement benefits liability adjustment arising during the period	36	(13)	23
Postretirement benefits liability adjustment, June 30,	$(1,594)	$557	$(1,037)

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 37.7% for the six months ended June 30, 2015 and 37.2% for the six months ended June 30, 2014 reflect the health insurance industry tax that is not deductible for federal income tax purposes.

As part of its global capital management strategy, the Company’s foreign operations retain most of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate. The Company has accumulated undistributed foreign earnings of $2.0 billion as of June 30, 2015.   If the Company intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included additional deferred tax liabilities of approximately $250 million as of June 30, 2015.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the six months ended June 30, 2015.

C.  Other Tax Matters

The Internal Revenue Service’s (“IRS”) examination of the Company’s 2011 and 2012 tax years began in the third quarter of 2014 and will continue through 2015.

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

•                  run-off reinsurance business that is predominantly comprised of GMDB and GMIB businesses effectively exited through reinsurance with Berkshire in 2013;

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

Beginning on January 1, 2015, the Company measures the financial results of its segments using “adjusted income from operations”, defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items, if any, that neither relate to the ordinary course of our business nor reflect our underlying business performance. The Company previously reported “segment earnings” as its measure of segment profitability, defined as shareholders’ net income excluding realized investment results. Prior period segment information has been restated to reflect this new performance metric.  The Company changed to adjusted income (loss) from operations as its principal measure of segment performance because we believe it better presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability.  Amortization of other intangible assets relates to our acquisition activities, such as HealthSpring, and includes amortization of internal-use software acquired through acquisitions.  The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations.

For the three months and six months ended June 30, 2015, the Company reported a special item charge consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt resulting from the Company’s redemption of its 2.75% Notes due 2016 and 8.5% Notes due 2019.  See Note 12 to the Consolidated Financial Statements for additional information.  There were no special items for the three months and the six months ended June 30, 2014.

Summarized segment financial information was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Premiums, Fees and other revenues and Mail order pharmacy revenues
Global Health Care	$7,416	$6,726	$14,787	$13,272
Global Supplemental Benefits	756	729	1,499	1,419
Group Disability and Life	978	891	1,954	1,806
Other Operations	30	30	62	60
Corporate	(6)	(2)	(10)	(6)
Total	$9,174	$8,374	$18,292	$16,551
Shareholders’ net income
Adjusted income from operations:
Global Health Care	$528	$428	$972	$895
Global Supplemental Benefits	77	64	146	121
Group Disability and Life	106	110	157	177
Other Operations	18	13	38	30
Segment results	729	615	1,313	1,223
Corporate	(65)	(56)	(136)	(131)
Realized investment gains, net of taxes	13	43	61	70
Amortization of other acquired intangible assets, net of taxes	(24)	(29)	(52)	(61)
Special Item, net of taxes (see Note 12 to the Consolidated Financial Statements)	(65)	-	(65)	-
Shareholders’ net income	$588	$573	$1,121	$1,101

The Company had net receivables from the Centers for Medicare and Medicaid Services (“CMS”) of $1.6 billion as of June 30, 2015 and $0.8 billion as of December 31, 2014.  These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 22% of consolidated revenues for the six months ended June 30, 2015 and 2014.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2015, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $496 million as of June 30, 2015 and approximately 14% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of June 30, 2015.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

•                  all annuitants elected to receive their benefit on the next available date (2015 through 2020); and

•                  all underlying mutual fund investment values remained at the June 30, 2015 value of $1.0 billion with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $740 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 5, 7 and 9 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $204 million as of  June 30, 2015, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2016 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of  June 30, 2015.

As of June 30, 2015, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $10 million as of June 30, 2015.

The Company had indemnification obligations as of June 30, 2015 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of June 30, 2015.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the six months ended June 30, 2015 and 2014, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of June 30, 2015 of $189 million ($123 million after-tax) for the litigation matters discussed below.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In 2008, the District Court (1) affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  The Second Circuit upheld this decision.  In 2011, the Supreme Court reversed the lower court decisions in this matter and returned the case to the District Court, which ordered the Company to pay substantially the same benefits as had been ordered in 2008 and denied the Company’s motion to decertify the class.  The parties again appealed, with the plaintiffs challenging the District Court’s denial of their request to return to the prior annuity benefit plan formula, and Cigna and the Plan appealing the District Court’s order and the denial of a motion to decertify the class.  In December 2014, the Second Circuit upheld the District Court ruling.  In January 2015, the plaintiffs filed a petition for re-hearing with the Second Circuit that was subsequently denied in March 2015.  Neither the Company nor the plaintiffs have chosen to appeal further. The Company has submitted to the District Court its proposed method for calculating the additional pension benefits due to class members, and plaintiffs are expected to respond by August 3, 2015.  Timing of completion of this phase remains uncertain.

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

Note 17 — Subsequent Event

Proposed Merger

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “ Agreement”) among the Company, Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly owned subsidiary of Anthem. The Agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions relating to the qualification of the transaction under Section 368(a) of the Internal Revenue Code of 1986, as amended, are delivered, immediately following the consummation of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem as the surviving corporation (collectively, the “Merger”).  Subject to the terms, conditions and carve outs contained in the Agreement, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the Merger will be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.

Consummation of the Merger is subject to certain customary conditions, including approval by both Cigna and Anthem shareholders, the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the Merger. Consummation of the Merger is not subject to a financing condition.

The Agreement further provides that, upon termination under certain circumstances, including one party entering into a binding agreement for a superior proposal or due to a change in the board of director’s recommendation, such party may be required to pay to the other party a termination fee of $1.85 billion.  In the event that the Agreement is terminated by either Anthem or Cigna if (a) a regulatory restraint preventing the Merger has become final or non-appealable or (b) the Merger has not been consummated on or prior to January 31, 2017 (subject to extension to April 30, 2017 under certain circumstances) and at the time of such termination, the conditions to Anthem’s obligation to consummate the Merger have been satisfied other than those that relate to a regulatory restraint or a regulatory approval, Cigna will be entitled to receive from Anthem a reverse termination fee of $1.85 billion. If the Merger Agreement is terminated because the shareholders of either company fail to approve the transaction, that company must pay $600 million to the other party.

The transaction is expected to close in the latter half of 2016.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2015 compared with December 31, 2014 and our results of operations for the three months and six months ended June 30, 2015 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), including in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

In this MD&A, we present financial results on both a consolidated and segment basis using “adjusted income from operations”. Beginning on January 1, 2015, adjusted income from operations is newly defined as shareholders’ net income excluding after-tax realized investment results, amortization of other acquired intangible assets and special items.  Prior period information has been restated to reflect this new performance metric.  Adjusted income from operations is used as a measure of performance by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability. This consolidated measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income.  Amortization of other intangible assets relates to our acquisition activities, such as HealthSpring, and includes amortization of internal-use software acquired through acquisitions.  The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations. For the three months and six months ended June 30, 2015, we reported a special item charge consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt.  See Note 12 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and six months ended June 30, 2014.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning our business strategy, strategic or operational initiatives, including our ability to deliver personalized and innovative solutions for customers and clients; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; and our projected cash position, future pension funding and financing or capital deployment plans.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,”

“predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; and unfavorable industry, economic or political conditions, the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; the possibility that Cigna or Anthem shareholders may not approve the proposed merger; the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including due to the failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A of our 2014 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (SEC) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

On July 23, 2015, we entered into a definitive agreement with Anthem, Inc. (“Anthem”) whereby, subject to certain terms and conditions, we will merge with Anthem, with Anthem continuing as the surviving company.  Upon closing, our shareholders will receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  Consummation of the merger is subject to certain customary conditions, including approval by both Cigna and Anthem shareholders, the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.  See Note 17 to the Consolidated Financial Statements for additional details.

For further information on our business and strategy, please see Item 1, “Business” in our 2014 Form 10-K.

Our Segments

We present the financial results of our businesses in the following three reporting segments:

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

Health Care Industry Developments

Our 2014 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare and Medicaid Services (“CMS”), the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of June 30, 2015.

Item	Description
Medicare Advantage (“MA”) Rates

2016:  Final MA reimbursement rates for 2016 were published by CMS in April 2015.  While somewhat improved over the preliminary notice published in February, the final MA rates for 2016 have decreased funding for MA participants with the highest clinical needs, including those with multiple chronic conditions.  We currently expect that the 2016 final MA reimbursement rates will decrease funding for our Medicare Advantage business by approximately 2% in 2016 compared to 2015.  We reflected these 2016 rates in our bids to CMS submitted during the second quarter of 2015.  Also, we do not expect the 2016 MA rates to have a material impact on our consolidated results of operations or cash flows in 2016 and beyond.

2015:  Based on industry data, overall MA rates for 2015 are 2% lower than 2014.  Assuming a similar book of business to 2014, we would have expected a 2% rate decrease to lower full-year 2015 MA premiums by approximately $100 million.  Based on our results for six months ended June 30, 2015, the effect of the lower rates has been mitigated largely through the 2015 adjustments to our programs and services submitted in the bid process.  For the remainder of 2015, we do not expect these lower rates to have a material impact on our 2015 consolidated revenues, results of operations or cash flows.

Item	Description
Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax:  See Note 2(B) to the Consolidated Financial Statements in our 2014 Form 10-K for a description of this tax.  We recognized approximately $156 million in operating expenses for the six months ended June 30, 2015 compared with $122 million for the same period in 2014.  The full-year fee for 2015 is expected to approximate $310 million compared with $238 million in 2014, largely reflecting an increase in the industry assessment from $8 billion in 2014 to $11.3 billion in 2015.  Because this tax is not deductible for federal income tax purposes, our effective tax rate increased from historical levels in 2014 and 2015. Of the full year 2015 tax, $170 million relates to our commercial business and $140 million to our Medicare business.  For our commercial business, we incorporated the industry tax into target pricing actions. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates have contributed to lower margins in the Government operating segment in both 2015 and 2014.  See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee:  This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D. Proceeds from the fee will be used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014.  For our insured business, the amount of the fee is expected to approximate $70 million in 2015 compared with $110 million in 2014 and is tax deductible. We recorded approximately $35 million for the reinsurance fee for the six months ended June 30, 2015 compared with approximately $55 million for the six months ended June 30, 2014.  We incorporate these fees into target pricing actions.  See the Global Health Care section of this MD&A.

Public Health Exchanges

Public Health Exchanges: For 2015, we are offering individual coverage on eight public health insurance exchanges (Arizona, Colorado, Florida, Georgia, Maryland, Missouri, Tennessee and Texas).  See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Risk Mitigation Programs

Risk Mitigation Programs:  See Note 2(B) to the Consolidated Financial Statements in our 2014 Form 10-K for a description of our accounting policy for the programs that commenced in 2014.  We recorded after-tax receivables of approximately $110 million for the three months and $140 million for the six months ended June 30, 2015, compared with approximately $50 million for the three months and $60 million for the six months ended June 30, 2014.  The amounts reported in 2015 included an increase for the 2014 coverage-year of approximately $20 million after-tax based on the CMS data received in June 2015.  As of June 30, 2015, our total receivables for risk mitigation programs, as reported in either Premiums, accounts and notes receivable or Reinsurance recoverables, were approximately $525 million pre-tax ($340 million after-tax).

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

FINANCIAL SUMMARY	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$7,432	$6,800	9%	$14,834	$13,476	10%
Fees and other revenues	1,117	1,027	9	2,255	2,033	11
Net investment income	297	294	1	573	571	-
Mail order pharmacy revenues	625	547	14	1,203	1,042	15
Realized investment gains	21	65	(68)	94	107	(12)
Total revenues	9,492	8,733	9	18,959	17,229	10
Global Health Care medical costs	4,577	4,219	8	9,181	8,250	11
Other benefit expenses	1,199	1,100	9	2,468	2,266	9
Mail order pharmacy costs	529	469	13	1,021	883	16
Operating expenses	2,212	1,996	11	4,416	3,976	11
Amortization of other acquired intangible assets	39	48	(19)	83	100	(17)
Benefits and expenses	8,556	7,832	9	17,169	15,475	11
Income before taxes	936	901	4	1,790	1,754	2
Income taxes	352	329	7	675	653	3
Net income	584	572	2	1,115	1,101	1
Less: net income (loss) attributable to noncontrolling interests	(4)	(1)	N/M	(6)	-	N/M
Shareholders’ net income	$588	$573	3%	$1,121	$1,101	2%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended June 30,			Six Months Ended June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Shareholders’ net income	$588	$573	3%	$1,121	$1,101	2%
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(13)	(43)		(61)	(70)
Amortization of other acquired intangible assets	24	29		52	61
Special item (see Note 12 to the Consolidated Financial Statements)	65	-		65	-
Adjusted income from operations	$664	$559	19%	$1,177	$1,092	8%

Other Key Consolidated Financial Data
Global medical customers (in thousands)				14,771	14,247	4%
Effective tax rate	37.6%	36.5%	110bps	37.7%	37.2%	50bps

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues.  Components of the revenue increase for the three months and the six months ended June 30, 2015 compared with the same periods in 2014 are discussed further below:

•                  Premiums.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, reflect premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These results are primarily attributable to customer growth in our targeted market segments and, to a lesser extent, rate actions consistent with medical cost trend.  See the Segment Reporting section of this MD&A for further discussion.

•                  Fees and other revenues.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, reflect growth from specialty products offered through our Global Health Care segment.  See the Segment Reporting section of this MD&A for further discussion.

•                  Net investment income.  For the three months and the six months ended June 30, 2015, net investment income was flat versus the same periods in 2014, reflecting higher partnership income offset by lower reinvestment yields.

•                  Mail order pharmacy revenues.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, were largely driven by increased volume due to our higher customer base and home delivery utilization as well as higher prices to recover pharmacy cost trend.

•                  Realized investment results.  For the three months and six months ended June 30, 2015, realized investment results decreased compared with the same periods in 2014, primarily due to the absence in 2015 of the sale of an equity interest that occurred in the second quarter of 2014.

•                  Global Health Care medical costs.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to customer growth across government products and, to a lesser extent, medical cost inflation.

•                  Other benefit expenses.  The increases for the three months and six months ended June 30, 2015 compared with the same periods in 2014 were primarily due to business growth in our Group Disability and Life and Global Supplemental Benefits segments.

•                  Mail order pharmacy costs.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to increased volume from our higher customer base and home delivery utilization as well as higher unit costs.

•                  Operating expenses.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to business growth and strategic investments across our segments.

•                  Shareholders’ net income increased for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, primarily due to significantly higher adjusted income from operations as discussed below, partially offset by lower realized investment gains and the impact of the special item charge for debt extinguishment described below.

•                  Adjusted income from operations.  For the three months and the six months ended June 30, 2015, adjusted income from operations increased compared with the same periods in 2014.  This result was primarily due to higher Global Health Care and Global Supplemental Benefits results reflecting continued business growth in our targeted market segments, including our specialty health care businesses.  See the Segment Reporting section of this MD&A for additional information.

•                  Special item.  The special item charge for the three months and the six months ended June 30, 2015 reflects the after-tax impact of the loss on the early extinguishment of debt.  See Note 12 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and the six months ended June 30, 2014.

•                  Global medical customers.  Our medical customer base increased in 2015, primarily driven by the acquisition of QualCare Alliance Networks, Inc. and growth in our targeted market segments.  See additional discussion in the Global Health Care segment results.

•                  Effective tax rate.  The consolidated effective tax rates for all periods are elevated from historical levels, primarily due to the health insurance industry tax that is not deductible for federal income tax purposes.  The increase in the rates for the three months and six months ended June 30, 2015, compared with the same periods in 2014, was driven by growth in the health insurance industry tax in 2015.

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

•                  borrowing from affiliates, subject to applicable regulatory limits.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2015	2014
Operating activities	$1,109	$1,002
Investing activities	$(96)	$(832)
Financing activities	$(446)	$(1,007)

Cash flows from operating activities consist of cash receipts and disbursements for premiums, fees and other revenues, mail order pharmacy, investment income, taxes and benefits and expenses.  Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders’ net income, cash flows from operating activities can significantly differ from shareholders’ net income.

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

Operating activities

Cash flows from operating activities increased for the six months ended June 30, 2015 compared with the same period in 2014, driven by higher adjusted income from operations.

Investing activities

Cash used in investing activities decreased for the six months ended June 30, 2015 compared with the same period in 2014, primarily due to the timing of purchases of fixed maturities.

Financing activities

Cash used in financing activities decreased for the six months ended June 30, 2015 compared with the same period in 2014, primarily reflecting lower share repurchases.

We maintain a share repurchase program, authorized by the Board of Directors.  Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement.  We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by use of a Rule 10b5-1 trading plan.  Through July 30, 2015, we repurchased 4.3 million shares for $518 million.  The remaining share repurchase authority as of July 30, 2015 was $665 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014

Interest expense	$62	$65	$128	$132

Interest expense reported above for the three months and six months ended June 30, 2015 excludes losses on the early extinguishment of debt.

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

At June 30, 2015, there was approximately $560 million in cash and short-term investments available at the parent company level.  For the remainder of 2015, the parent company’s combined cash obligations are expected to be approximately $235 million, primarily for commercial paper maturities and interest.

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

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2014 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of June 30, 2015, the parent company had approximately $325 million of net intercompany loans receivable from its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of June 30, 2015, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $7.1 billion, in addition to the $5.2 billion of debt outstanding, within the maximum debt leverage covenant in the line of credit agreement.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of June 30, 2015, undistributed earnings were approximately $2.0 billion.  Approximately $130 million of cash and cash equivalents held overseas would, if repatriated, be subject to a charge representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

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

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Short-term debt	$147	$147	$-	$-	$-
Long-term debt	8,537	130	782	603	7,022

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

We have discussed the development and selection of our critical accounting estimates and reviewed our disclosures presented in our

2014 Form 10-K with the Audit Committee of our Board of Directors.

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2014 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  As of June 30, 2015, there are no significant changes to the critical accounting estimates from what was reported in our 2014 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  Beginning on January 1, 2015, we measure the financial results of our segments using “adjusted income from operations,” newly defined as shareholders’ net income excluding after-tax realized investment results, amortization of other acquired intangible assets and special items.  Prior period segment information has been restated to reflect this new performance metric.  Adjusted income from operations is used as a measure of performance by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability.  This consolidated measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income.  Amortization of other intangible assets relates to our acquisition activities, such as HealthSpring, and includes amortization of internal-use software acquired through acquisitions. The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations.  For the three months and six months ended June 30, 2015, we reported a special item charge consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt.  See Note 12 to the Consolidated Financial Statements for additional details.  For the three months and six months ended June 30, 2014, there were no special items.

	Three Months Ended			Six Months Ended
Shareholders’ net income	June 30,			June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Adjusted income from operations
Global Health Care	$528	$428	23%	$972	$895	9%
Global Supplemental Benefits	77	64	20	146	121	21
Group Disability and Life	106	110	(4)	157	177	(11)
Other Operations	18	13	38	38	30	27
Corporate	(65)	(56)	(16)	(136)	(131)	(4)
Adjusted income from operations	664	559	19	1,177	1,092	8
After-tax adjustments required to reconcile to shareholders’ net income:
Realized investment gains	13	43		61	70
Amortization of other acquired intangible assets	(24)	(29)		(52)	(61)
Special item (see Note 12 to the Consolidated Financial Statements)	(65)	-		(65)	-
Shareholders’ net income	$588	$573	3%	$1,121	$1,101	2%

Global Health Care Segment

As described in the Segment Reporting introduction on page 49, the performance of the Global Health Care segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  customer growth;

•                  sales of specialty products;

•                  operating expenses as a percentage of operating revenues (operating expense ratio); and

•                  medical costs as a percentage of premiums (medical care ratio or “MCR”).

Results of Operations

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$5,706	$5,190	10%	$11,397	$10,272	11%
Fees and other revenues	1,085	989	10	2,187	1,958	12
Net investment income	91	84	8	166	157	6
Mail order pharmacy revenues	625	547	14	1,203	1,042	15
Operating revenues	7,507	6,810	10	14,953	13,429	11
Realized investment gains	8	27	(70)	57	44	30
Total revenues	7,515	6,837	10	15,010	13,473	11
Medical costs	4,577	4,219	8	9,181	8,250	11
Mail order pharmacy costs	529	469	13	1,021	883	16
Operating expenses	1,529	1,420	8	3,144	2,824	11
Amortization of other acquired intangible assets	33	42	(21)	69	86	(20)
Benefits and expenses	6,668	6,150	8	13,415	12,043	11
Income before taxes	847	687	23	1,595	1,430	12
Income taxes	336	268	25	631	561	12
(Loss) attributable to noncontrolling interests	(1)	(1)	-	(1)	(1)	-
Shareholders’ net income from Global Health Care	512	420	22	965	870	11
After-tax adjustments to reconcile to adjusted income from operations:
Realized investment (gains)	(4)	(18)		(36)	(29)
Amortization of other acquired intangible assets	20	26		43	54
Adjusted income from operations(1)	$528	$428	23%	$972	$895	9%

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The increase for the three months ended June 30, 2015, compared with the same period in 2014, was primarily driven by increased contributions from specialty products and improved margins in our U.S. individual business including the impact of the risk mitigation programs under Health Care Reform, partially offset by increased operating expenses.

The increase for the six months ended June 30, 2015, compared with the same period in 2014, is attributable to increased contributions from specialty products and increased margins in our U.S. individual and Medicaid businesses, as well as improved results in our Medicare Advantage business. These results were partially offset by increased operating expenses and unfavorable Medicare Part D results.

Revenues

The table below shows premiums for the Global Health Care segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Guaranteed cost	$1,215	$1,165	$2,373	$2,233
Experience-rated	566	612	1,130	1,175
Stop loss	662	566	1,316	1,116
International health care	455	454	925	910
Dental	343	302	683	600
Medicare	1,535	1,442	3,096	2,871
Medicaid	289	93	535	174
Medicare Part D	416	357	899	793
Other	225	199	440	400
Total premiums	$5,706	$5,190	$11,397	$10,272

Premiums. The increases for the three months and six months ended June 30, 2015, compared with the same periods in 2014, were primarily due to customer growth in all government products, as well as stop loss and dental.  In addition, the increases reflect rate actions on most products in the U.S. Commercial segment primarily to recover underlying medical cost trends.

Fees and other revenues. The increases for the three months and six months ended June 30, 2015, compared with the same periods in 2014, were primarily attributable to growth in specialty products and our administrative services only customer base.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2015	2014	2015	2014
Medical costs	$4,577	$4,219	$9,181	$8,250
Mail order pharmacy costs	529	469	1,021	883
Operating expenses	1,529	1,420	3,144	2,824
Amortization of other acquired intangible assets	33	42	69	86
Total benefits and expenses	$6,668	$6,150	$13,415	$12,043

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Selected ratios	2015	2014	2015	2014
Medical Care Ratios:
Commercial	77.5%	78.9%	76.3%	76.9%
Government	84.4%	85.5%	86.9%	86.0%
Consolidated Global Health Care	80.2%	81.3%	80.6%	80.3%
Operating expense ratio	20.4%	20.9%	21.0%	21.0%

Medical costs.  The increases for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, reflect customer growth in all government products and, to a lesser extent, medical cost inflation.

The commercial medical care ratio decreased for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, primarily driven by improved results in the U.S. individual business, including the impact of the risk mitigation programs under Health Care Reform.

The government medical care ratio decreased for the three months ended June 30, 2015, compared with the same period in 2014, due to improved Medicare Advantage revenue.  For the six months ended June 30, 2015, the government medical care ratio increased, compared with the same period in 2014, due to an increase in Medicare Part D utilization.

Operating expenses.  Operating expenses increased for the three months and the six months ended June 30, 2015, compared with the same periods in 2014, primarily reflecting increased volume-related expenses and business-initiative investments.

The operating expense ratio decreased slightly for the three months ended June 30, 2015, compared with the same period in 2014, reflecting higher revenue and benefits resulting from disciplined expense management.  For the six months ended June 30, 2015, the operating expense ratio was flat, compared with the same period in 2014, primarily reflecting increased volume-related expenses and business-initiative investments, offset by higher revenue.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable is higher at June 30, 2015 compared to December 31, 2014, primarily reflecting the seasonal buildup of stop loss reserves, as well as customer growth in the Government segment.  (See Note 4 to the Consolidated Financial Statements for additional information.)

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy, managed care arrangement, or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

As of June 30, estimated total medical customers were as follows:

(In thousands)	2015	2014
U.S. Guaranteed cost	869	943
U.S. Experience-rated	839	814
International health care - risk	787	753
Total commercial risk	2,495	2,510
Medicare	491	455
Medicaid	65	30
Total government	556	485
Total risk	3,051	2,995
Service, including international health care	11,720	11,252
Total medical customers	14,771	14,247

Our medical customer base as of June 30, 2015 was higher than the same period in 2014, primarily driven by the acquisition of QualCare Alliance Networks, Inc. on February 28, 2015, as well as strong retention and sales in our targeted market segments.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 49, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  benefit expenses as a percentage of premiums (loss ratio);

•                  operating expenses and acquisition expenses as a percentage of operating revenues (expense ratio and acquisition cost ratio); and

•                  the impact of foreign currency movements.

Throughout this discussion and the table presented below, prior period currency adjusted income from operations, revenues, and benefits and expenses are calculated by applying the actual current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies decreases adjusted income from operations, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,				June 30,
(In millions)	2015	2014	% Change		2015	2014	% Change
Premiums	$744	$715	4%		$1,473	$1,389	6%
Fees and other revenues	12	14	(14)		26	30	(13)
Net investment income	26	28	(7)		52	54	(4)
Operating revenues	782	757	3		1,551	1,473	5
Realized investment gains (losses)	(2)	-	N/M		1	-	N/M
Total revenues	780	757	3		1,552	1,473	5
Benefit expenses	411	383	7		820	743	10
Operating expenses	281	286	(2)		556	566	(2)
Amortization of other acquired intangible assets	6	6	-		14	14	-
Benefits and expenses	698	675	3		1,390	1,323	5
Income before taxes	82	82	-		162	150	8
Income taxes	15	21	(29)		30	35	(14)
Income (loss) attributable to noncontrolling interests	(3)	-	N/M		(5)	1	N/M
Shareholders’ net income from Global Supplemental Benefits	70	61	15		137	114	20
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains) losses	3	-			-	-
Amortization of other acquired intangible assets	4	3			9	7
Adjusted income from operations(1)	$77	$64	20%		$146	$121	21%
Premiums, using actual 2015 currency exchange rates	$744	$673	11%		$1,473	$1,322	11%
Adjusted income from operations, using actual 2015 currency exchange rates	$77	$59	31%		$146	$114	28%
Loss ratio	55.2%	53.6%	160	bps	55.7%	53.5%	220	bps
Acquisition cost ratio	18.4%	20.7%	(230)	bps	18.6%	21.5%	(290)	bps
Expense ratio (excluding acquisition costs)	17.5%	17.0%	50	bps	17.3%	16.9%	40	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The increases in adjusted income from operations for the three months and six months ended June 30, 2015, compared with the same periods in 2014, were primarily driven by lower policy acquisition cost ratios, business growth and lower income  taxes, partially offset by higher expense ratios and loss ratios and the unfavorable impacts of foreign currency movements.

Revenues

Premiums increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014,  primarily due to new sales, particularly in South Korea and the U.S., reflecting both customer growth and sales of higher premium products, largely offset by the unfavorable impact of foreign currency movements.

Net investment income was slightly lower for the three months and six months ended June 30, 2015 compared with the same periods in 2014 reflecting lower yields and unfavorable foreign currency movements mostly offset by higher investment balances.

Benefits and Expenses

Benefit expenses increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014 reflecting business growth and higher claims, primarily in the U.S. partially offset by foreign currency movements.  Applying actual 2015 currency exchange rates to 2014 results, benefit expenses increased by 13% for the three months ended June 30, 2015 and by 15% for the six months ended June 30, 2015, compared with the same periods in 2014.

Loss ratios increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, primarily reflecting a shift in business mix toward products with higher loss ratios, particularly in the U.S.

Operating expenses include both policy acquisition costs and other operating expenses.  Overall, operating expenses decreased for the three months and six months ended June 30, 2015, compared with the same periods in 2014.  These decreases reflected lower acquisition costs and the impact of foreign currency movements partially offset by higher operating costs.  Applying actual 2015 currency exchange rates to 2014 results, operating expenses increased by 5% for the three months ended June 30, 2015 and by 4% for the six months ended June 30, 2015, compared with the same periods in 2014.

The acquisition cost ratio decreased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, reflecting a shift toward higher premium products with lower acquisition costs and greater sales efficiency in the UK and South Korea.

The operating expense ratio (excluding acquisition costs) increased for the three months and six months ended June 30, 2015, compared to the same periods in 2014, reflecting strategic investments, partially offset by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s revenues and 71% of the segment’s earnings for the six months ended June 30, 2015.  For the six months ended June 30, 2015, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 9%  of shareholders’ net income.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 49, the performance of the Group Disability and Life segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                 premium growth, including new business and customer retention;

•                  net investment income;

•                  benefit expenses as a percentage of premiums (loss ratio); and

•                  operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,				June 30,
(In millions)	2015	2014	% Change		2015	2014	% Change
Premiums	$954	$868	10%		$1,908	$1,762	8%
Fees and other revenues	24	23	4		46	44	5
Net investment income	85	85	-		168	166	1
Operating revenues	1,063	976	9		2,122	1,972	8
Realized investment gains	8	9	(11)		30	20	50
Total revenues	1,071	985	9		2,152	1,992	8
Benefit expenses	699	617	13		1,471	1,327	11
Operating expenses	209	199	5		422	389	8
Benefits and expenses	908	816	11		1,893	1,716	10
Income before income taxes	163	169	(4)		259	276	(6)
Income taxes	52	53	(2)		83	86	(3)
Shareholders’ net income from Group Disability and Life	111	116	(4)		176	190	(7)
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(5)	(6)			(19)	(13)
Adjusted income from operations(1)	$106	$110	(4)%		$157	$177	(11)%
Loss ratio	73.3%	71.1%	220	bps	77.1%	75.3%	180	bps
Operating expense ratio	21.4%	22.3%	(90)	bps	21.6%	21.5%	10	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The decrease for the three months ended June 30, 2015, compared with the same period in 2014, was due to unfavorable disability claims experience, partially offset by a lower operating expense ratio and favorable life claims experience.  Disability results for the three months ended June 30, 2015 included the favorable after-tax effect of reserve reviews of $37 million, compared to $35 million for the same period in 2014.

The decrease for the six months ended June 30, 2015, compared with the same period in 2014, was due to unfavorable disability claims experience and lower life results.  Results for the six months ended June 30, 2015 and  2014 included the favorable after-tax effect of reserve reviews of $37 million.

Revenues

Premiums increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, reflecting new business growth due to disability and life sales and continued strong customer retention.

Net investment income was flat for the three months and increased slightly for the six months ended June 30, 2015, compared with the same periods in 2014, driven by higher assets offset by lower yields.

Benefits and Expenses

Benefit expenses increased for the three months ended June 30, 2015, compared with the same period in 2014, due to business growth and unfavorable disability claims experience largely driven by higher reopened claims in the period, partially offset by favorable life claims experience due to lower claim incidence. Benefit expenses for the three months ended June 30, 2015 included the before-tax favorable impact of reserve reviews of $58 million, compared with $50 million for the same period in 2014.

Benefit expenses increased for the six months ended June 30, 2015, compared with the same period in 2014, due to business growth and unfavorable disability and life results. Disability claims experience was driven by higher reopened claims while life claims experience reflected higher claim sizes.  Benefit expenses for the six months ended June 30, 2015 included the before-tax favorable impact of reserve reviews of $57 million, compared with $52 million for the same period in 2014.

Operating expense ratio.  The decrease in the operating expense ratio for the three months ended June 30, 2015, compared with the same period in 2014, reflected strong operating expense management.  The operating expense ratio was flat for the six months ended June 30, 2015 compared with the same period in 2014.

Other Operations

Description

Cigna’s COLI business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity business, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$28	$27	4%	$56	$53	6%
Fees and other revenues	2	3	(33)	6	7	(14)
Net investment income	94	98	(4)	186	195	(5)
Operating revenues	124	128	(3)	248	255	(3)
Realized investment gains (losses)	7	(2)	N/M	6	12	(50)
Total revenues	131	126	4	254	267	(5)
Benefit expenses	89	100	(11)	177	196	(10)
Operating expenses	9	9	-	17	15	13
Benefits and expenses	98	109	(10)	194	211	(8)
Income before taxes	33	17	94	60	56	7
Income taxes	8	5	60	16	18	(11)
Shareholders’ net income from Other Operations	25	12	108	44	38	16
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains) losses	(7)	1		(6)	(8)
Adjusted income from operations(1)	$18	$13	38%	$38	$30	27%

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, primarily due to improved mortality experience in COLI.

Premiums reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, primarily due to strong persistency.

Net investment income decreased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, primarily due to lower average yields.

Benefit expenses decreased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, primarily due to improved claims experience in COLI.

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

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Shareholders’ net loss from Corporate	$(130)	$(36)	(261)%	$(201)	$(111)	(81)%
After-tax adjustments required to reconcile to adjusted loss from operations:
Realized investment (gains)	-	(20)		-	(20)
Special item (see Note 12 to the Consolidated Financial Statements)	65	-		65	-
Adjusted loss from operations	$(65)	$(56)	(16)%	$(136)	$(131)	(4)%

Corporate’s adjusted loss from operations increased for the three months and six months ended June 30, 2015, compared with the same periods in 2014, due to lower tax benefits.

INVESTMENT ASSETS

The following table presents our invested asset portfolio, excluding separate account assets, as of June 30, 2015 and December 31, 2014.  Additional information regarding our investment assets and related accounting policies is included in Notes 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.

	June 30,	December 31,
(In millions)	2015	2014
Fixed maturities	$18,569	$18,983
Equity securities	189	189
Commercial mortgage loans	2,054	2,081
Policy loans	1,439	1,438
Other long-term investments	1,471	1,488
Short-term investments	97	163
Total	$23,819	$24,342

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 7 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Notes 10 and 11 to the Consolidated Financial Statements in our 2014 Form 10-K.

The following table reflects our fixed maturity portfolio by type of issuer as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(In millions)	2015	2014
Federal government and agency	$829	$954
State and local government	1,771	1,856
Foreign government	1,957	1,940
Corporate	13,436	13,498
Mortgage-backed	57	85
Other asset-backed	519	650
Total	$18,569	$18,983

The fixed maturity portfolio decreased approximately $0.4 billion during the six months ended June 30, 2015, reflecting the impact of increased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $106 million in aggregate as of June 30, 2015.  See Note 8 to the Consolidated Financial Statements for further information.

As of June 30, 2015, $16.6 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.0 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2014.

Our investment in state and local government securities, with an average quality rating of Aa2 as of June 30, 2015, is diversified by issuer and geography with no single exposure greater than $28 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.  We carry approximately $3 million of fixed maturities issued in Puerto Rico that are held on deposit under insurance regulations.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of June 30, 2015.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $219 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).

Corporate fixed maturities include private placement investments of $5.2 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At June 30, 2015, corporate fixed maturities include $324 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, and Spain.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 5% invested in financial institutions.  We have no fixed maturities in companies that are domiciled or have significant business interests in Portugal or Greece.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.4 billion that have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $37 million.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2015.  This review included an analysis of each property’s year-end 2014 financial statements, rent rolls, operating plans and budgets for 2015, a physical inspection of the property and other pertinent factors.  Based on this review, the portfolio’s average loan-to-value ratio improved to 56% at June 30, 2015 as compared to 63% at December 31, 2014, reflecting the recovery in values for high quality commercial real estate.  The portfolio’s average debt service coverage ratio improved to 1.85 at June 30, 2015 from 1.66 at December 31, 2014 reflecting payoffs of loans with below average debt service coverage ratios and increased operating income across most underlying properties.  See Note 8 to the Consolidated Financial Statements for further information.

Commercial real estate capital markets remain most active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

The commercial mortgage loan portfolio consists of approximately 75 loans, including three impaired loans with a carrying value totaling $104 million, net of $10 million in reserves, that are classified as problem or potential problem loans.  Two of these loans, totaling $84 million, are current based on restructured terms and all remaining loans continue to perform under their contractual terms.  We have $367 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

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

Although the aggregate fair value of these investments exceeded their carrying value as of June 30, 2015, the fair value of our ownership interest in certain funds that are carried at cost was less than our carrying value by $10 million.  We expect to recover our carrying value over the average remaining life of these investments of approximately 4 years.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2015 or 2014.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2015			December 31, 2014
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem commercial mortgage loans	$90	$(6)	$84	$90	$(4)	$86
Foreclosed real estate	24	(6)	18	24	-	24
Total problem investments	$114	$(12)	$102	$114	$(4)	$110
Potential problem bonds	$21	$(9)	$12	$22	$(9)	$13
Potential problem commercial mortgage loans	24	(4)	20	130	(8)	122
Total potential problem investments	$45	$(13)	$32	$152	$(17)	$135

Net problem and potential problem investments representing less than 1% of total investments, excluding policy loans at June 30, 2015, decreased by $111 million from December 31, 2014, primarily due to the payoffs of four potential problem mortgage loans.

Investment Outlook

Although financial markets in the United States remained stable during the first half of 2015, including modest depreciation of fixed income asset values, there continues to be global uncertainty.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  As of June 30, 2015, there are no material changes in our risk exposures from that reported in our 2014 Form 10-K.

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

Item 1A.           RISK FACTORS

The risk factors set forth below update and should be read together with the detailed description of risk factors reported in Cigna's Annual Report on Form 10-K for the year ended December 31, 2014.

We may not complete the proposed transaction with Anthem within the time frame we anticipate or at all, which could negatively affect our business, financial results and operations.

On July 23, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Anthem, Inc. (“Anthem”) will acquire all of the outstanding shares of our common stock. The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that either we or Anthem may be unable to obtain the stockholder approval necessary to complete the proposed transaction, or that either we or Anthem could exercise our respective termination rights. In addition, under certain circumstances we may be required to pay Anthem a termination fee of $1.85 billion or an expense fee of $600 million if the Merger Agreement is terminated under certain circumstances (as more fully described in the Merger Agreement). If the transaction is not consummated within the expected time frame, or at all, the Company and its shareholders would not realize the expected benefits of the merger.

The announcement and pendency of the proposed transaction with Anthem, Inc. could have an adverse effect on our business.

The announcement and pendency of the proposed transaction with Anthem could cause disruptions and create uncertainty surrounding our business, which could affect our relationships with our customers, providers, vendors or employees, regardless of whether the proposed transaction is completed. We could also potentially lose key employees, customers or vendors, or our provider arrangement could be disrupted.  In addition, we have diverted, and will continue to divert, management resources towards the completion of the proposed transaction, which may divert management’s attention and our resources from ongoing business and operations.

We are also subject to restrictions on the conduct of our business prior to the consummation of the transaction as provided in the Merger Agreement, including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, make capital expenditures, amend our organizational documents and incur indebtedness.  These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities.

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2015	756,828	$ 131.53	755,683	$ 664,765,230
May 1-31, 2015	6,897	$ 128.07	-	$ 664,765,230
June 1-30, 2015	2,227	$ 139.36	-	$ 664,765,230
Total	765,952	$ 131.53	755,683	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 1,145 shares in April, 6,897 shares in May and 2,227 shares in June 2015.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $665 million as of June 30, 2015 and as of July 30, 2015.

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

Cigna Corporation

Date:	July 30, 2015
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
2.1	Agreement and Plan of Merger dated as of July 23, 2015 by and among Cigna Corporation, Anthem Inc., and Anthem Merger Sub Corp.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed on July 27, 2015 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1