Form 10-Q
period 2015-09-30
CIGNA CORP
filed 2015-11-06
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 15, 2015,  257,599,928 shares of the issuer's common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,

(In millions, except per share amounts)	2015	2014	2015	2014
Revenues
Premiums	$7,347	$6,832	$22,181	$20,308
Fees and other revenues	1,104	1,027	3,359	3,060
Net investment income	285	292	858	863
Mail order pharmacy revenues	643	583	1,846	1,625
Realized investment gains (losses):
Other than temporary impairments on debt securities	(58)	(9)	(73)	(10)
Other realized investment gains, net	68	32	177	140
Net realized investment gains	10	23	104	130
Total revenues	9,389	8,757	28,348	25,986

Benefits and Expenses
Global Health Care medical costs	4,539	4,153	13,720	12,403
Other benefit expenses	1,230	1,207	3,698	3,473
Mail order pharmacy costs	532	499	1,553	1,382
Other operating expenses	2,171	2,034	6,587	6,010
Amortization of other acquired intangible assets	39	46	122	146
Total benefits and expenses	8,511	7,939	25,680	23,414
Income before Income Taxes	878	818	2,668	2,572
Income taxes (benefits):
Current	282	289	965	928
Deferred	52	(2)	44	12
Total income taxes	334	287	1,009	940
Net Income	544	531	1,659	1,632
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(3)	(3)	(9)	(3)
Shareholders’ Net Income	$547	$534	$1,668	$1,635
Shareholders’ Net Income Per Share:
Basic	$2.14	$2.04	$6.51	$6.16
Diluted	$2.10	$2.01	$6.40	$6.05
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,

(In millions)	2015	2014	2015	2014
Shareholders’ net income	$547	$534	$1,668	$1,635
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation), securities	8	(49)	(138)	140
Net unrealized appreciation, derivatives	3	6	15	6
Net translation of foreign currencies	(112)	(113)	(198)	(78)
Postretirement benefits liability adjustment	11	10	42	33
Shareholders’ other comprehensive income (loss)	(90)	(146)	(279)	101
Shareholders’ comprehensive income	457	388	1,389	1,736
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	(1)	(2)	(2)	3
Net (loss) attributable to other noncontrolling interests	(2)	(1)	(7)	(6)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(9)	(6)	(21)	(6)
Other comprehensive income (loss) attributable to other noncontrolling interests	(1)	-	(1)	1
Total comprehensive income	$444	$379	$1,358	$1,728

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	September 30,	December 31,
(In millions, except per share amounts)	2015	2014
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $17,466; $17,278)	$18,747	$18,983
Equity securities, at fair value (cost, $192; $199)	184	189
Commercial mortgage loans	2,015	2,081
Policy loans	1,431	1,438
Other long-term investments	1,428	1,488
Short-term investments	94	163
Total investments	23,899	24,342
Cash and cash equivalents	2,381	1,420
Premiums, accounts and notes receivable, net	3,804	2,757
Reinsurance recoverables	6,846	7,080
Deferred policy acquisition costs	1,548	1,502
Property and equipment	1,483	1,502
Deferred tax assets, net	327	293
Goodwill	6,040	5,989
Other assets, including other intangibles	2,673	2,683
Separate account assets	7,908	8,328
Total assets	$56,909	$55,896
Liabilities
Contractholder deposit funds	$8,418	$8,430
Future policy benefits	9,482	9,642
Unpaid claims and claim expenses	4,538	4,400
Global Health Care medical costs payable	2,459	2,180
Unearned premiums	591	621
Total insurance and contractholder liabilities	25,488	25,273
Accounts payable, accrued expenses and other liabilities	6,454	6,264
Short-term debt	149	147
Long-term debt	5,056	5,005
Separate account liabilities	7,908	8,328
Total liabilities	45,055	45,017
Contingencies — Note 17
Redeemable noncontrolling interests	67	90
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,845	2,769
Accumulated other comprehensive loss	(1,215)	(936)
Retained earnings	11,706	10,289
Less treasury stock, at cost	(1,636)	(1,422)
Total shareholders’ equity	11,774	10,774
Noncontrolling interests	13	15
Total equity	11,787	10,789
Total liabilities and equity	$56,909	$55,896
Shareholders’ Equity Per Share	$45.71	$41.55

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended September 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at July 1, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76
Effect of issuing stock for employee benefit plans		11		(19)	36	28		28
Other comprehensive (loss)			(90)			(90)	(1)	(91)	(9)
Net income (loss)				547		547	(2)	545	(1)
Other transactions impacting noncontrolling interests		(1)				(1)	3	2	1
Balance at September 30, 2015	$74	$2,845	$(1,215)	$11,706	$(1,636)	$11,774	$13	$11,787	$67

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended September 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at July 1, 2014	$92	$3,405	$(273)	$14,677	$(6,964)	$10,937	$15	$10,952	$99
Effect of issuing stock for employee benefit plans		8		(15)	42	35		35
Other comprehensive (loss)			(146)			(146)		(146)	(6)
Net income (loss)				534		534	(1)	533	(2)
Repurchase of common stock					(199)	(199)		(199)
Other transactions impacting noncontrolling interests		(4)				(4)	4	-	2
Balance at September 30, 2014	$92	$3,409	$(419)	$15,196	$(7,121)	$11,157	$18	$11,175	$93

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the nine months ended September 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		80		(241)	304	143		143
Other comprehensive (loss)			(279)			(279)	(1)	(280)	(21)
Net income (loss)				1,668		1,668	(7)	1,661	(2)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(518)	(518)		(518)
Other transactions impacting noncontrolling interests		(4)				(4)	6	2
Balance at September 30, 2015	$74	$2,845	$(1,215)	$11,706	$(1,636)	$11,774	$13	$11,787	$67

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the nine months ended September 30, 2014	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interest

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
Effect of issuing stock for employee benefit plans		57		(104)	172	125		125
Other comprehensive income (loss)			101			101	1	102	(6)
Net income (loss)				1,635		1,635	(6)	1,629	3
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,256)	(1,256)		(1,256)
Other transactions impacting noncontrolling interests		(4)				(4)	9	5	-
Balance at September 30, 2014	$92	$3,409	$(419)	$15,196	$(7,121)	$11,157	$18	$11,175	$93

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2015	2014
Cash Flows from Operating Activities
Net income	$1,659	$1,632
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	451	435
Realized investment gains	(104)	(130)
Deferred income taxes	44	12
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(1,051)	(574)
Reinsurance recoverables	61	49
Deferred policy acquisition costs	(145)	(138)
Other assets	(89)	(186)
Insurance liabilities	620	433
Accounts payable, accrued expenses and other liabilities	219	(39)
Current income taxes	36	53
Loss on extinguishment of debt	100	-
Other, net	(82)	(75)
Net cash provided by operating activities	1,719	1,472
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,452	854
Investment maturities and repayments:
Fixed maturities and equity securities	1,018	1,285
Commercial mortgage loans	458	375
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,006	1,889
Investments purchased or originated:
Fixed maturities and equity securities	(2,686)	(4,027)
Commercial mortgage loans	(389)	(186)
Other (primarily short-term and other long-term investments)	(689)	(1,221)
Property and equipment purchases	(357)	(350)
Acquisitions, net of cash acquired	(110)	-
Other, net	-	(24)
Net cash used in investing activities	(297)	(1,405)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,092	1,154
Withdrawals and benefit payments from contractholder deposit funds	(1,053)	(1,129)
Net change in short-term debt	(15)	(104)
Net proceeds on issuance of long-term debt	894	-
Repayment of long-term debt	(938)	-
Repurchase of common stock	(536)	(1,256)
Issuance of common stock	136	93
Other, net	(5)	18
Net cash used in financing activities	(425)	(1,224)
Effect of foreign currency rate changes on cash and cash equivalents	(36)	(17)
Net increase / (decrease) in cash and cash equivalents	961	(1,174)
Cash and cash equivalents, January 1,	1,420	2,795
Cash and cash equivalents, September 30,	$2,381	$1,621
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$881	$846
Interest paid	$192	$203

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Events

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

Disclosures about Short-Duration Insurance Contracts (Accounting Standards Update (“ASU”) 2015-09).  In May 2015, the Financial Accounting Standards Board (“FASB”) issued final guidance to enhance disclosure requirements for short-duration insurance contracts. The disclosures are aimed at providing more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims.  The impact of adoption is limited to increased disclosures about short-duration insurance liabilities, primarily including most liabilities of the Global Health Care and Group Disability and Life segments.  The Company plans to adopt the new disclosures, as required, in its 2016 annual financial statements.

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

Revenue from Contracts with Customers (ASU 2014-09).  In July 2015, the FASB deferred the effective date of this new guidance to January 1, 2018.  The Company continues to monitor developing implementation guidance and potential updates to the Standard and evaluate these new requirements for its non-insurance customer contracts to determine the method of implementation and any resulting estimated effects on the financial statements.

Note 3 — Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into an Agreement and Plan of Merger (the “Agreement”) among the Company, Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly owned subsidiary of Anthem.  The Agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions relating to the qualification of the transaction under Section 368(a) of the Internal Revenue Code of 1986, as amended, are delivered, immediately following the consummation of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem as the surviving corporation (collectively, the “merger”).  Subject to the terms, conditions, customary operating covenants and carve outs contained in the Agreement, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.  The closing price of Anthem common stock on November 5, 2015 was $136.04.

Consummation of the merger is subject to certain customary conditions, including certain required approvals by Cigna shareholders and Anthem shareholders, the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the Merger.  Consummation of the merger is not subject to a financing condition.

The Agreement further provides that, upon termination under certain circumstances, including one party entering into a binding agreement for a superior proposal or due to a change in the board of director’s recommendation, such party may be required to pay to the other party a termination fee of $1.85 billion.  In the event that the Agreement is terminated by either Anthem or Cigna if (a) a regulatory restraint preventing the merger has become final or non-appealable or (b) the merger has not been consummated on or prior to January 31, 2017 (subject to extension to April 30, 2017 under certain circumstances) and at the time of such termination, the conditions to Anthem’s obligation to consummate the merger have been satisfied other than those that relate to a regulatory restraint or a regulatory approval, Cigna will be entitled to receive from Anthem a reverse termination fee of $1.85 billion.  If the Agreement is terminated because the shareholders of Cigna fail to approve the transaction or shareholders of Anthem fail to approve the stock issuance, that company must pay $600 million to the other party.

The transaction is expected to close in the latter half of 2016.

During the three months and nine months ended September 30, 2015, the Company incurred $35 million pre-tax ($29 million after-tax) in costs directly related to the proposed merger.  These costs primarily consisted of fees for financial advisory, legal and other professional services.

Acquisitions

The Company completed certain acquisitions during the nine months ended September 30, 2015, the results of which were not material to its results of operations, liquidity or financial condition.  In accordance with GAAP, the purchase price for each acquisition has been allocated to the tangible and intangible net assets acquired based on management’s preliminary estimates of their fair values and may change as additional information becomes available over the next several months.

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2015
Shareholders’ net income	$547		$547
Shares:
Weighted average	256,070		256,070
Common stock equivalents		4,449	4,449
Total shares	256,070	4,449	260,519
EPS	$2.14	$(0.04)	$2.10

2014
Shareholders’ net income	$534		$534
Shares:
Weighted average	261,402		261,402
Common stock equivalents		4,489	4,489
Total shares	261,402	4,489	265,891
EPS	$2.04	$(0.03)	$2.01

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2015
Shareholders’ net income	$1,668		$1,668
Shares:
Weighted average	256,166		256,166
Common stock equivalents		4,451	4,451
Total shares	256,166	4,451	260,617
EPS	$6.51	$(0.11)	$6.40

2014
Shareholders’ net income	$1,635		$1,635
Shares:
Weighted average	265,554		265,554
Common stock equivalents		4,507	4,507
Total shares	265,554	4,507	270,061
EPS	$6.16	$(0.11)	$6.05

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014 because their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Anti-dilutive options	-	-	0.5	1.3

The Company held 38,553,358 shares of common stock in Treasury as of September 30, 2015, and 103,340,125 shares as of September 30, 2014.  In the fourth quarter of 2014, the Company retired 70 million shares of treasury stock.

Note 5 — Global Health Care Medical Costs Payable

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

	September 30,	December 31,
(In millions)	2015	2014
Incurred but not yet reported	$1,876	$1,777
Reported claims in process	474	288
Physician incentives and other medical care expenses and services payable	109	115
Global Health Care medical costs payable	$2,459	$2,180

Activity in medical costs payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2015	2014
Balance at January 1,	$2,180	$2,050
Less: Reinsurance and other amounts recoverable	252	194
Balance at January 1, net	1,928	1,856
Incurred costs related to:
Current year	13,923	16,853
Prior years	(203)	(159)
Total incurred	13,720	16,694
Paid costs related to:
Current year	11,868	14,966
Prior years	1,552	1,656
Total paid	13,420	16,622
Ending Balance, net	2,228	1,928
Add: Reinsurance and other amounts recoverable	231	252
Ending Balance	$2,459	$2,180

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the nine months ended September 30, 2015, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $203 million, or 1.2% of the current year incurred costs as reported for the year ended December 31, 2014.  Actual completion factors accounted for $56 million, or 0.3% of the favorability, actual medical cost trend resulted in $114 million, or 0.7%, and the remaining $33 million, or 0.2%, was primarily related to a change in 2014 reinsurance reimbursements under Health Care Reform.

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

The impact of prior year development on shareholders’ net income was $57 million for the nine months ended September 30, 2015 compared with $53 million for the nine months ended September 30, 2014.  The favorable effect of prior year development for both years primarily reflects low utilization of medical services.  The change in the amount of the incurred costs related to prior years in the medical costs payable liability does not directly correspond to an increase or decrease in the Company’s shareholders’ net income recognized for the following reasons:

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

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2015	2014
Balance at January 1	$1,270	$1,396
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,186	1,317
Balance at January 1, net	100	97
Add: Incurred benefits	1	3
Less: Paid benefits	(3)	-
Ending balance, net	104	100
Less: Unpaid claims	17	16
Add: Reinsurance and other amounts recoverable	1,165	1,186
Ending balance	$1,252	$1,270

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as the minor claims exposure retained by the Company.

The death benefit coverage in force for GMDB contracts assumed by the Company was $3.1 billion as of September 30, 2015 and $2.8 billion as of December 31, 2014 assuming no reinsurance.  The death benefit coverage in force is the amount the Company would have to pay if all contract holders (approximately 330,000 as of September 30, 2015 and 354,000 as of December 31, 2014) died as of the specified date.  The Company should be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.  The aggregate value of the underlying mutual fund investments for these GMDB contracts was $11.3 billion as of September 30, 2015 and $13.1 billion as of December 31, 2014.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Ceded premiums
Individual life insurance and annuity business sold	$38	$38	$121	$127
Other	130	80	323	260
Total	$168	$118	$444	$387
Reinsurance recoveries
Individual life insurance and annuity business sold	$83	$46	$230	$214
Other	113	122	313	292
Total	$196	$168	$543	$506

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	September 30, 2015	December 31, 2014	Collateral and Other Terms at September 30, 2015

GMDB	Berkshire	$1,124	$1,147	100% secured by assets in a trust.

	Other	41	39	100% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,724	3,817	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	1,014	1,092	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	321	336	98% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	537	561

Recoverables from approximately 80 reinsurers, including the U.S. Government, used in the ordinary course of business.  Excluding the recoverable from the U.S. Government of approximately $140 million, current balances range from less than $1 million up to $86 million, with 15% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	85	88	100% of this balance is secured by assets in trusts.

Total reinsurance recoverables		$6,846	$7,080

Over 90% of the Company’s reinsurance recoverables were from companies that are rated A or higher by Standard & Poor’s at September 30, 2015.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of September 30, 2015, the Company’s recoverables were net of a reserve of approximately $5 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 7 — Organizational Efficiency Plan

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost.  During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions that includes employee headcount reductions.  As a result, the Company recognized charges in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs.  As of September 30, 2015, the remaining balance is approximately $10 million.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2015 and December 31, 2014 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

September 30, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$258	$603	$-	$861
State and local government	-	1,717	-	1,717
Foreign government	-	1,946	4	1,950
Corporate	-	13,299	325	13,624
Mortgage-backed	-	54	1	55
Other asset-backed	-	201	339	540
Total fixed maturities (1)	258	17,820	669	18,747
Equity securities	33	99	52	184
Subtotal	291	17,919	721	18,931
Short-term investments	-	94	-	94
GMIB assets (2)	-	-	961	961
Other derivative assets (3)	-	16	-	16
Total financial assets at fair value, excluding separate accounts	$291	$18,029	$1,682	$20,002
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$935	$935
Other derivative liabilities	-	1	-	1
Total financial liabilities at fair value	$-	$1	$935	$936

(1)

Fixed maturities included $592 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $37 million of appreciation for securities classified in Level 3.  See Note 9 for additional information.

(2)	The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.
(3)	Other derivative assets reflected interest rate and foreign currency swaps qualifying as cash flow hedges. See Note 10 for additional information.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$290	$664	$-	$954
State and local government	-	1,856	-	1,856
Foreign government	-	1,936	4	1,940
Corporate	-	13,105	393	13,498
Mortgage-backed	-	84	1	85
Other asset-backed	-	234	416	650
Total fixed maturities (1)	290	17,879	814	18,983
Equity securities	61	85	43	189
Subtotal	351	17,964	857	19,172
Short-term investments	-	163	-	163
GMIB assets (2)	-	-	953	953
Other derivative assets (3)	-	6	-	6
Total financial assets at fair value, excluding separate accounts	$351	$18,133	$1,810	$20,294
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$929	$929
Other derivative liabilities	-	1	-	1
Total financial liabilities at fair value	$-	$1	$929	$930

(1)

Fixed maturities included $756 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $65 million of appreciation for securities classified in Level 3.  See Note 9 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties, and determined that no adjustment for credit risk was required as of September 30, 2015 or December 31, 2014.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 10.

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

Fair values of other asset and mortgage-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  For other asset and mortgage-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer’s financial statements.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing Level 3 securities that were developed directly by the Company as of September 30, 2015 and December 31, 2014.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate the fair values.

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

As of September 30, 2015 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$339	Liquidity	60 - 430 (210) bps
		Weighting of credit spreads	170 - 1,950 (290) bps
Corporate and government fixed maturities	281	Liquidity	70 - 930 (260) bps
Total fixed maturities	620
Equity securities	52	Price-to-earnings multiples	4.2 - 9.8 (7.9)
Subtotal	672
Pricing exemption securities(1)	49
Total Level 3 securities	$721

(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

As of December 31, 2014 (Fair value in millions )	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
Fixed maturities:
Other asset and mortgage-backed securities	$417	Liquidity	60 - 370 (140) bps
		Weighting of credit spreads	160 - 2,560 (290) bps
Corporate and government fixed maturities	344	Liquidity	80 - 930 (262) bps
Total fixed maturities	761
Equity securities	43	Price-to-earnings multiples	4.2 - 9.8 (8.1)
Subtotal	804
Pricing exemption securities(1)	53
Total Level 3 securities	$857

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

GMIB contracts.  As discussed in Note 6, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of September 30, 2015, there were three reinsurers for GMIB, with collateral securing 67% of the balance.

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

Other assumptions that affect GMIB assets and liabilities include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse and annuity election rates).  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2015 and 2014.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2015	$666	$867	$(841)	$26
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	104	(104)	-
Other	1	-	-	-
Total gains (losses) included in shareholders’ net income	1	104	(104)	-
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	4	-	-	-
Purchases, sales and settlements:
Purchases	25	-	-	-
Sales	(1)	-	-	-
Settlements	(13)	(10)	10	-
Total purchases, sales and settlements	11	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	48	-	-	-
Transfers out of Level 3	(8)	-	-	-
Total transfers into/(out of) Level 3	40	-	-	-
Balance at September 30, 2015	$721	$961	$(935)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$104	$(104)	$-

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended September 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2014	$1,122	$863	$(839)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	33	(33)	-
Other	-	-	2	2
Total gains (losses) included in shareholders’ net income	-	33	(31)	2
Losses included in other comprehensive income	(3)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(3)	-	-	-
Purchases, sales and settlements:
Purchases	6	-	-	-
Sales	(2)	-	-	-
Settlements	(43)	(16)	13	(3)
Total purchases, sales and settlements	(39)	(16)	13	(3)
Transfers into/(out of) Level 3:
Transfers into Level 3	10	-	-	-
Transfers out of Level 3	(103)	-	-	-
Total transfers into/(out of) Level 3	(93)	-	-	-
Balance at September 30, 2014	$984	$880	$(857)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$33	$(31)	$2

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	37	(37)	-
Other	29	-	2	2
Total gains (losses) included in shareholders’ net income	29	37	(35)	2
Losses included in other comprehensive income	(18)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	6	-	-	-
Purchases, sales and settlements:
Purchases	136	-	-	-
Sales	(229)	-	-	-
Settlements	(20)	(29)	29	-
Total purchases, sales and settlements	(113)	(29)	29	-
Transfers into/(out of) Level 3:
Transfers into Level 3	49	-	-	-
Transfers out of Level 3	(89)	-	-	-
Total transfers into/(out of) Level 3	(40)	-	-	-
Balance at September 30, 2015	$721	$961	$(935)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$37	$(35)	$2

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2014 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2014	$1,190	$751	$(741)	$10
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	163	(163)	-
Other	14	2	12	14
Total gains (losses) included in shareholders’ net income	14	165	(151)	14
Gains included in other comprehensive income	14	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	39	-	-	-
Purchases, sales and settlements:
Purchases	83	-	-	-
Sales	(117)	-	-	-
Settlements	(150)	(36)	35	(1)
Total purchases, sales and settlements	(184)	(36)	35	(1)
Transfers into/(out of) Level 3:
Transfers into Level 3	164	-	-	-
Transfers out of Level 3	(253)	-	-	-
Total transfers into/(out of) Level 3	(89)	-	-	-
Balance at September 30, 2014	$984	$880	$(857)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$3	$165	$(151)	$14

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months and nine months ended September 30, 2015 and 2014, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

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

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  As of September 30, 2015 and December 31, 2014, separate account assets were as follows:

September 30, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$226	$294	$-	$520
Non-guaranteed separate accounts (1)	1,409	4,762	1,217	7,388
Total separate account assets	$1,635	$5,056	$1,217	$7,908

(1)  As of September 30, 2015, non-guaranteed separate accounts included $ 3.7 billion in assets supporting the Company’s pension plans, including $ 1.2 billion classified in Level 3.

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 17)	$242	$288	$-	$530
Non-guaranteed separate accounts (1)	1,609	5,031	1,158	7,798
Total separate account assets	$1,851	$5,319	$1,158	$8,328

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

The following tables summarize the changes in separate account assets reported in Level 3 for the three months and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Balance, beginning of period	$1,162	$1,074	$1,158	$1,035
Policyholder gains (1)	17	9	103	64
Purchases, sales and settlements:
Purchases	40	24	137	148
Sales	-	-	-	(2)
Settlements	(15)	(29)	(191)	(173)
Total purchases, sales and settlements	25	(5)	(54)	(27)
Transfers into/(out of) Level 3:
Transfers into Level 3	16	1	17	14
Transfers out of Level 3	(3)	(5)	(7)	(12)
Total transfers into/(out of) Level 3	13	(4)	10	2
Balance, end of period	$1,217	$1,074	$1,217	$1,074

(1)  Included in this amount are gains of $17 million and $103 million for the three months ended and nine months ended September 30, 2015 attributable to instruments still held at September 30, 2015 and gains of $9 million and $64 million for the three months ended and nine months ended September 30, 2014 attributable to instruments still held at September 30, 2014.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $7 million, after-tax for the nine months ended September 30, 2015 and $10 million, after tax for the nine months ended 2014.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2015 and December 31, 2014.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	September 30, 2015		December 31, 2014
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$2,087	$2,015	$2,168	$2,081
Contractholder deposit funds, excluding universal life products	Level 3	$1,139	$1,136	$1,136	$1,124
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,475	$5,060	$5,740	$4,993

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

Fair values of off-balance-sheet financial instruments were not material as of September 30, 2015 and December 31, 2014.

Note 9 — Investments

Total Realized Investment Gains and Losses

The following realized gains and losses on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Fixed maturities	$(57)	$2	$(38)	$14
Equity securities	28	(3)	42	14
Commercial mortgage loans	-	(2)	2	(6)
Other investments, including derivatives	39	26	98	108
Realized investment gains before income taxes	10	23	104	130
Less income taxes	3	8	36	45
Net realized investment gains	$7	$15	$68	$85

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Other than temporary impairments on debt securities:
Credit-related	$(3)	$-	$(4)	$-
Other (1)	(55)	(9)	(69)	(10)
Total other than temporary impairments on debt securities	(58)	(9)	(73)	(10)
Other credit-related (2)	(1)	(1)	(12)	(16)
Total	$(59)	$(10)	$(85)	$(26)

(1) Reflects other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads) for certain below investment grade fixed maturities when there is an increased probability of sales activity prior to recovery of amortized cost.

(2) Other credit-related losses include other-than-temporary declines in fair values of equity securities, increases in valuation reserves on commercial mortgage loans and asset write-downs related to investments in real estate entities.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Proceeds from sales	$275	$344	$1,452	$854
Gross gains on sales	$31	$13	$82	$38
Gross losses on sales	$3	$4	$7	$5

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2015:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,120	$1,127
Due after one year through five years	5,697	6,018
Due after five years through ten years	6,744	6,993
Due after ten years	3,354	4,014
Mortgage and other asset-backed securities	551	595
Total	$17,466	$18,747

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	September 30, 2015
Federal government and agency	$553	$308	$-	$861
State and local government	1,569	151	(3)	1,717
Foreign government	1,815	140	(5)	1,950
Corporate	12,978	772	(126)	13,624
Mortgage-backed	54	2	(1)	55
Other asset-backed	497	47	(4)	540
Total	$17,466	$1,420	$(139)	$18,747

(In millions)	December 31, 2014
Federal government and agency	$608	$346	$-	$954
State and local government	1,682	176	(2)	1,856
Foreign government	1,824	121	(5)	1,940
Corporate	12,517	1,014	(33)	13,498
Mortgage-backed	83	3	(1)	85
Other asset-backed	564	87	(1)	650
Total	$17,278	$1,747	$(42)	$18,983

The above table includes investments with a fair value of $2.8 billion supporting the Company’s run-off settlement annuity business, with gross unrealized appreciation of $614 million and gross unrealized depreciation of $22 million at September 30, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.  At December 31, 2014, investments supporting this business had a fair value of $3.1 billion, gross unrealized appreciation of $758 million and gross unrealized depreciation of $2 million.

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

The table below summarizes fixed maturities with a decline in fair value from amortized cost as of September 30, 2015 if an impairment loss is not indicated based on the criteria listed above.  These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	September 30, 2015
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
Fixed maturities:
One year or less:
Investment grade	$2,233	$2,312	$(79)	417
Below investment grade	$479	$509	$(30)	224
More than one year:
Investment grade	$157	$169	$(12)	60
Below investment grade	$105	$123	$(18)	34

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at September 30, 2015.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of September 30, 2015, fair values of these securities were $60 million and amortized cost was $70 million.  As of December 31, 2014, fair values of these securities were $57 million and amortized cost was $69 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$468	$2	$-	$67	$-	$537
50% to 59%	677	-	-	24	-	701
60% to 69%	533	15	-	19	-	567
70% to 79%	-	-	-	30	36	66
80% to 89%	-	-	-	-	-	-
90% to 100%	41	-	-	-	103	144
Total	$1,719	$17	$-	$140	$139	$2,015

	December 31, 2014
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$340	$17	$-	$6	$-	$363
50% to 59%	681	38	-	-	-	719
60% to 69%	394	-	15	-	60	469
70% to 79%	68	36	33	-	80	217
80% to 89%	6	41	-	-	58	105
90% to 100%	-	-	55	-	153	208
Total	$1,489	$132	$103	$6	$351	$2,081

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2015 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 55% at September 30, 2015 from 63% at December 31, 2014.  The portfolio’s average debt service coverage ratio was estimated to be 1.85 at September 30, 2015, an improvement from 1.66 at December 31, 2014.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $104 million at September 30, 2015 and $208 million at December 31, 2014.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	September 30, 2015			December 31, 2014
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$83	$(10)	$73	$147	$(12)	$135
Impaired commercial mortgage loans with no valuation reserves	31	-	31	31	-	31
Total	$114	$(10)	$104	$178	$(12)	$166

The average recorded investment in impaired loans was $129 million during the nine months ended September 30, 2015 and $149 million during the nine months ended September 30, 2014.  Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received.  Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been received in accordance with the original terms was not significant for the nine months ended September 30, 2015 or 2014.  Interest income on impaired commercial mortgage loans was not significant for the nine months ended September 30, 2015 or 2014.

Changes in valuation reserves for commercial mortgage loans were not material for the nine months ended September 30, 2015 and 2014.

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $1.2 billion, federal government securities of $129 million and money market funds of $42 million as of September 30, 2015.  The Company’s short-term investments and cash equivalents as of December 31, 2014 included corporate securities of $509 million, federal government securities of $274 million and money market funds of $33 million.

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

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of September 30, 2015, the Company had $17 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments. Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of September 30, 2015 or December 31, 2014.

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

Volume of activity.  The notional values of these cash flow swaps was $131 million as of September 30, 2015 and $145 million as of December 31, 2014.

As of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains (losses) were recognized due to hedge ineffectiveness.

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

Volume of activity.  As of September 30, 2015 and December 31, 2014, the notional values of these derivative instruments was $750 million.

As of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

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

The fair value effects of GMIB contracts on the financial statements are included in Note 8 and their volume of activity is included in Note 17.  Cash flows on these contracts are reported in operating activities.

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

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.  The Company’s maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investments of $620 million as of September 30, 2015, that are reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amount issued by these entities.  The Company’s maximum exposure to loss related to the IPA arrangements is limited to their liability for incurred but not reported medical costs for the Company’s Medicare Advantage customers.  These liabilities are not material and are generally secured by deposits maintained by the IPAs.

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

As further discussed in Note 17, the Company and the Cigna Pension Plan are defendants in a class action lawsuit that has yet to be resolved.  When the parties agree on a final plan amendment, the pension benefit obligation will be updated to reflect additional benefits resulting from this litigation.

For the nine months ended September 30, 2015, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $62 million pre-tax in the aggregate ($42 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of amortization and, to a lesser extent, the annual valuation update completed during the second quarter of 2015.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$1	$-	$2	$1	$-	$-	$-	$-
Interest cost	49	52	146	155	3	3	8	9
Expected long-term return on plan assets	(66)	(65)	(199)	(197)	-	(1)	-	(1)
Amortization of:
Net loss from past experience	17	14	52	43	-	-	-	-
Prior service cost	-	-	-	-	(1)	(1)	(2)	(2)
Settlement loss	-	-	-	6	-	-	-	-
Net cost	$1	$1	$1	$8	$2	$1	$6	$6

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  For the nine months ended September 30, 2015, the Company made pension contributions of  $5 million.  For the remainder of 2015, the Company is expecting to make no additional contributions.

Note 13 — Debt

Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2015	2014
Short-term:
Commercial paper	$100	$100
Other, including capital leases	49	47
Total short-term debt	$149	$147
Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$-	$600
$250 million, 5.375% Notes due 2017	250	250
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	-	251
$250 million, 4.375% Notes due 2020 (1)	259	254
$300 million, 5.125% Notes due 2020 (1)	308	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	310	303
$750 million, 4% Notes due 2022	746	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	899	-
$300 million, 7.875% Debentures due 2027	300	300
$83 million, 8.3% Step Down Notes due 2033	83	83
$500 million, 6.15% Notes due 2036	500	500
$300 million, 5.875% Notes due 2041	298	298
$750 million, 5.375% Notes due 2042	750	750
Other, including capital leases	27	42
Total long-term debt	$5,056	$5,005

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 10 for further information about the Company’s interest rate risk management and these derivative instruments.

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

In April 2015, the Company redeemed its 2.75% Notes due 2016, including accrued interest from November 15, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 30 basis points.  The Company paid $626 million, including accrued interest and expenses, to settle the Notes, resulting in a pre-tax loss on early debt extinguishment of $21 million ($14 million after-tax) that was recognized in the second quarter of 2015.

In April 2015, the Company redeemed its 8.50% Notes due 2019, including accrued interest from November 1, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 50  basis points. The Company paid $329 million, including accrued interest and expenses, to settle the Notes, resulting in a pre-tax loss on early debt extinguishment of $79 million ($51 million after-tax) that was recognized in the second quarter of 2015.

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

In addition to the $5.2 billion of debt outstanding as of September 30, 2015, the Company had $7.6 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of September 30, 2015 totaled $19 million. The Company’s merger agreement with Anthem requires the Company to obtain consent from Anthem in certain circumstances prior to incurring new indebtedness or issuing debt securities.

The Company was in compliance with its debt covenants as of September 30, 2015.

Note 14 — Accumulated Other Comprehensive Income (Loss)

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

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30,
2015
Net unrealized appreciation, securities, July 1,	$733	$(259)	$474
Unrealized (depreciation) on securities arising during the period	(37)	26	(11)
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	29	(10)	19
Net unrealized (depreciation), securities arising during the period	(8)	16	8
Net unrealized appreciation, securities, September 30,	$725	$(243)	$482
Net unrealized appreciation, derivatives, July 1,	$7	$(3)	$4
Net unrealized appreciation on derivatives arising during the period	4	(1)	3
Net unrealized appreciation, derivatives, September 30,	$11	$(4)	$7
Net translation of foreign currencies, July 1,	$(165)	$17	$(148)
Net translation of foreign currencies arising during the period	(113)	1	(112)
Net translation of foreign currencies, September 30,	$(278)	$18	$(260)
Postretirement benefits liability adjustment, July 1,	$(2,240)	$785	$(1,455)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, September 30,	$(2,224)	$780	$(1,444)

2014
Net unrealized appreciation, securities, July 1,	$1,017	$(351)	$666
Unrealized (depreciation) on securities arising during the period	(85)	35	(50)
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	1	-	1
Net unrealized (depreciation), securities arising during the period	(84)	35	(49)
Net unrealized appreciation, securities, September 30,	$933	$(316)	$617
Net unrealized (depreciation), derivatives, July 1,	$(29)	$10	$(19)
Net unrealized appreciation on derivatives arising during the period	9	(3)	6
Net unrealized (depreciation), derivatives, September 30,	$(20)	$7	$(13)
Net translation of foreign currencies, July 1,	$129	$(12)	$117
Net translation of foreign currencies arising during the period	(128)	15	(113)
Net translation of foreign currencies, September 30,	$1	$3	$4
Postretirement benefits liability adjustment, July 1,	$(1,594)	$557	$(1,037)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	13	(4)	9
Net change due to valuation update	1	-	1
Net postretirement benefits liability adjustment arising during the period	14	(4)	10
Postretirement benefits liability adjustment, September 30,	$(1,580)	$553	$(1,027)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30,
2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Unrealized (depreciation) on securities arising during the period	(226)	90	(136)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(4)	2	(2)
Net unrealized (depreciation), securities arising during the period	(230)	92	(138)
Net unrealized appreciation, securities, September 30,	$725	$(243)	$482
Net unrealized (depreciation), derivatives, January 1,	$(12)	$4	$(8)
Unrealized appreciation, derivatives arising during the period	11	(4)	7
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation, derivatives arising during the period	23	(8)	15
Net unrealized appreciation, derivatives, September 30,	$11	$(4)	$7
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(207)	9	(198)
Net translation of foreign currencies, September 30,	$(278)	$18	$(260)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	50	(17)	33
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	62	(20)	42
Postretirement benefits liability adjustment, September 30,	$(2,224)	$780	$(1,444)

2014
Net unrealized appreciation, securities, January 1,	$733	$(256)	$477
Unrealized appreciation on securities arising during the period	228	(70)	158
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(28)	10	(18)
Net unrealized appreciation, securities arising during the period	200	$(60)	$140
Net unrealized appreciation, securities, September 30,	$933	$(316)	$617
Net unrealized (depreciation), derivatives, January 1,	$(29)	$10	$(19)
Net unrealized appreciation, derivatives arising during the period	9	(3)	6
Net unrealized (depreciation), derivatives, September 30,	$(20)	$7	$(13)
Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies arising during the period	(90)	12	(78)
Net translation of foreign currencies, September 30,	$1	$3	$4
Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	41	(14)	27
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4
Total reclassification adjustments to shareholders’ net income (other operating expenses)	47	(16)	31
Net change due to valuation update	3	(1)	2
Net postretirement benefits liability adjustment arising during the period	50	(17)	33
Postretirement benefits liability adjustment, September 30,	$(1,580)	$553	$(1,027)

Note 15 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 37.8% for the nine months ended September 30, 2015 and 36.5% for the nine months ended September 30, 2014 reflect the health insurance industry tax that is not deductible for federal income tax purposes.

As part of its global capital management strategy, the Company’s foreign operations retain most of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate. The Company has accumulated undistributed foreign earnings of $2.1 billion as of September 30, 2015.  If the Company intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included additional deferred tax liabilities of approximately $240 million as of September 30, 2015.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the nine months ended September 30, 2015.

C.  Other Tax Matters

The Internal Revenue Service’s (“IRS”) examination of the Company’s 2011 and 2012 tax years began in the third quarter of 2014 and will continue into 2016.

Note 16 — Segment Information

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

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with frozen pension plans and certain costs for corporate projects, including overhead.

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

For the three months and nine months ended September 30, 2015, we reported a special item charge consisting of $35 million of pre-tax costs ($29 million after-tax)  related to our proposed merger with Anthem.  See Note 3 to the Consolidated Financial Statements for additional details.  For the nine months ended September 30, 2015, we also reported a special item charge consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt.  See Note 13 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and nine months ended September 30, 2014.

Summarized segment financial information was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Premiums, Fees and other revenues and Mail order pharmacy revenues
Global Health Care	$7,323	$6,757	$22,110	$20,029
Global Supplemental Benefits	767	747	2,266	2,166
Group Disability and Life	980	910	2,934	2,716
Other Operations	28	35	90	95
Corporate	(4)	(7)	(14)	(13)
Total	$9,094	$8,442	$27,386	$24,993
Shareholders’ net income
Adjusted income from operations:
Global Health Care	$482	$460	$1,454	$1,355
Global Supplemental Benefits	62	86	208	207
Group Disability and Life	84	55	241	232
Other Operations	17	19	55	49
Segment results	645	620	1,958	1,843
Corporate	(52)	(72)	(188)	(203)
Realized investment gains, net of taxes	7	15	68	85
Amortization of other acquired intangible assets, net of taxes	(24)	(29)	(76)	(90)
Special Items, net of taxes (see above discussion):
Debt extinguishment costs	-	-	(65)	-
Merger-related transaction costs	(29)	-	(29)	-
Total special items	(29)	-	(94)	-
Shareholders’ net income	$547	$534	$1,668	$1,635

The Company had net receivables from the Centers for Medicare and Medicaid Services (“CMS”) of $1.4 billion as of September 30, 2015 and $0.8 billion as of December 31, 2014.  These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables.  Receivables from CMS included $0.4 billion and $0.3 billion related to government risk mitigation programs in our Commercial business at September 30, 2015 and December 31, 2014.  Premiums from CMS were 21% of consolidated revenues for the nine months ended September 30, 2015 and 2014.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2015, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $496 million as of September 30, 2015 and approximately 14% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of September 30, 2015.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 8 for further information on the fair value hierarchy.

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

•                  all annuitants elected to receive their benefit on the next available date (2015 through 2020); and

•                  all underlying mutual fund investment values remained at the September 30, 2015 value of $940 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $833 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 6, 8 and 10 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $199 million as of September 30, 2015, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2016 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2015.

As of September 30, 2015, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $11 million as of September 30, 2015.

The Company had indemnification obligations as of September 30, 2015 in connection with acquisition, disposition and reinsurance transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of September 30, 2015.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the nine months ended September 30, 2015 and 2014, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

E.  Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business.  These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, intellectual property claims and real estate-related disputes.  There are currently, and may be in the future, attempts to bring class action lawsuits against the industry.  The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities.  Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under the FASB’s guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 15.

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Health and Human Services (“HHS”), Treasury, Labor and Justice, as well as the courts.  Health care regulation and legislation in its various forms, including the implementation of Health Care Reform, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company’s business, results of operations and financial condition.

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices.  Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, CMS and the Office of Inspector General (“OIG”).  With respect to Cigna’s Medicare Advantage business, the CMS and OIG perform audits to determine a health plan’s compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as Risk Adjustment Data Validation audits or RADV audits), that may result in retrospective adjustments to payments made to health plans.  Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participating in government programs.

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

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed.  Such matters are described in the Litigation Matters and Regulatory Matters sections below.  In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to net income.  The amount accrued represents the Company’s best estimate of the probable loss at the time.  If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range.  In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss.  In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of September 30, 2015 of approximately $190 million ($125 million after-tax) for the matters discussed below under the heading “Litigation Matters”.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.  In December, 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the “Plan”) on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), including, that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  The Second Circuit upheld this decision.  In 2011, the Supreme Court reversed the lower court decisions in this matter and returned the case to the District Court, which ordered the Company to pay substantially the same benefits as had been ordered in 2008 and denied the Company’s motion to decertify the class.  The parties again appealed, with the plaintiffs challenging the District Court’s denial of their request to return to the prior annuity benefit plan formula, and Cigna and the Plan appealing the District Court’s order and the denial of a motion to decertify the class.  In December 2014, the Second Circuit upheld the District Court ruling.  In January 2015, the plaintiffs filed a petition for re-hearing with the Second Circuit that was subsequently denied in March 2015.  Neither the Company nor the plaintiffs have chosen to appeal further.  The Company has submitted to the District Court its proposed method for calculating the additional pension benefits due to class members, and plaintiffs responded in August 2015.  Timing of completion of this phase remains uncertain.

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

Regulatory Matters

Disability claims regulatory matter.  During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices.  Most other jurisdictions have joined the agreement as participating, non-monitoring states.  The agreement requires, among other things: (1) enhanced procedures related to documentation and disposition; (2) a two-year monitoring period; and (3) reassessment of claims denied or closed during a two-year prior period, except California that has a three-year reassessment period.  As previously disclosed, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013 related to this matter.  The Company is actively addressing the requirements of the agreement.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties.

Other Legal Matters

Following announcement of the Company’s merger agreement with Anthem as discussed in Note 3, six putative class action complaints (collectively “complaints”) were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders.  Five of the complaints were filed in the Court of Chancery of the State of Delaware.  The sixth complaint was filed in the Connecticut Superior Court, Judicial District of Hartford.  Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

The complaints name as defendants various combinations of Cigna, members of the Cigna board of directors, Anthem and Merger Sub.  The complaints generally assert that the members of the Cigna board of directors breached their fiduciary duties to the Cigna shareholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Cigna, Anthem and Merger Sub aided and abetted such breaches of fiduciary duties.  The complaints further allege that, among other things, (1) the merger consideration undervalues Cigna, (2) the sales process leading up to the merger was flawed due to purported conflicts of interest of members of the Cigna board of directors and (3) certain provisions of the merger agreement inappropriately favor Anthem and inhibit competing bids.  The complaints seek, among other things, injunctive relief enjoining the merger, rescission of the merger agreement to the extent already implemented, and costs and damages.

The Company believes that the claims asserted against them in the complaints are without merit and intends to defend the litigation vigorously.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2015 compared with December 31, 2014 and our results of operations for the three months and nine months ended September 30, 2015 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

In this MD&A, we present financial results on both a consolidated and segment basis using “adjusted income from operations.” Beginning on January 1, 2015, adjusted income from operations is newly defined as shareholders’ net income excluding after-tax realized investment results, amortization of other acquired intangible assets and special items.  Prior period information has been restated to reflect this new performance metric.  Adjusted income from operations is used as a measure of performance by our management because it presents the underlying results of operations of our businesses and permits analysis of trends in underlying revenue, expenses and profitability. This consolidated measure is not determined in accordance with GAAP and should not be viewed as a substitute for the most directly comparable GAAP measure, shareholders’ net income.  Amortization of other intangible assets relates to our acquisition activities, such as HealthSpring, and includes amortization of internal-use software acquired through acquisitions.  The amortization associated with these transactions is excluded from adjusted income from operations because it does not relate to the core performance of our business operations.  We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations. For the three months and nine months ended September 30, 2015, we reported a special item charge consisting of $35 million of pre-tax costs ($29 million after-tax) directly related to the proposed Anthem merger.  See Note 3 to the Consolidated Financial Statements for additional details.  For the nine months ended September 30, 2015, we also reported a special item charge consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt.  See Note 13 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and nine months ended September 30, 2014.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning our business strategy, strategic or operational initiatives, including our ability to deliver personalized and innovative solutions for customers and clients; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; our projected cash position, future pension funding and financing or capital deployment plans; the proposed merger between Cigna and Anthem, Inc. (“Anthem”); and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations and actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; and unfavorable industry, economic or political conditions, including foreign currency movements; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; the possibility that Cigna or Anthem shareholders may not approve the proposed merger; the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including due to the failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A of our 2014 Form 10-K, in Part II, Item 1A of this Form 10-Q and as described from time to time in our future reports filed with the Securities and Exchange Commission (SEC) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC. You should not place undue reliance on forward-looking statements, which speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify.  Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

On July 23, 2015, we entered into a definitive agreement with Anthem whereby, subject to certain terms, conditions and customary operating covenants, we will merge with Anthem, with Anthem continuing as the surviving company.  Upon closing, our shareholders will receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  The closing price of Anthem common stock on November 5, 2015 was $136.04.  Consummation of the merger is subject to certain customary conditions, including certain required approvals by Cigna shareholders and Anthem shareholders, the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.  See Note 3 to the Consolidated Financial Statements for additional details.  In addition, see Item 1A. — Risk Factors in this Form 10-Q for updated risks to our business due to the proposed merger.

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

Health Care Industry Developments

Our 2014 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare and Medicaid Services (“CMS”), the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of September 30, 2015.

Item	Description
Medicare Advantage (“MA”) Rates

2016:  Final MA reimbursement rates for 2016, published by CMS in April 2015, have decreased funding for MA participants with the highest clinical needs, including those with multiple chronic conditions.  We reflected these 2016 rates in our bids to CMS submitted during the second quarter of 2015, and currently expect that the 2016 final MA reimbursement rates will decrease funding for our Medicare Advantage business by approximately 2% in 2016 compared to 2015.  We do not expect the 2016 MA rates to have a material impact on our consolidated results of operations or cash flows in 2016 and beyond.

2015:  Based on industry data, overall MA rates for 2015 are 2% lower than 2014.  Assuming a similar book of business to 2014, we would have expected a 2% rate decrease to lower full-year 2015 MA premiums by approximately $100 million.  Based on our results for nine months ended September 30, 2015, the effect of the lower rates has been mitigated largely through the 2015 adjustments to our programs and services submitted in the bid process.  For the remainder of 2015, we do not expect these lower rates to have a material impact on our consolidated revenues, results of operations or cash flows.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax:  See Note 2(B) to the Consolidated Financial Statements in our 2014 Form 10-K for a description of this tax.  We recognized approximately $230 million in operating expenses for the nine months ended September 30, 2015 compared with $180 million for the same period in 2014.  The full-year fee for 2015 is expected to approximate $310 million compared with $238 million in 2014, largely reflecting an increase in the industry assessment from $8 billion in 2014 to $11.3 billion in 2015.  Because this tax is not deductible for federal income tax purposes, our effective tax rate increased from historical levels in 2014 and 2015.  Of the full year 2015 tax, $170 million relates to our commercial business and $140 million to our Medicare business.  For our commercial business, we incorporated the industry tax into target pricing actions.  For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates have contributed to lower margins in the Government operating segment in both 2015 and 2014.  See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A for further discussion.

- Reinsurance Fee

Reinsurance Fee:  This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D.  Proceeds from the fee are being used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014.  For our insured business, the amount of the fee is expected to approximate $70 million in 2015 compared with $110 million in 2014 and is tax deductible.  We recorded approximately $60 million for the reinsurance fee for the nine months ended September 30, 2015 compared with approximately $80 million for the nine months ended September 30, 2014.  We incorporate these fees into target pricing actions.  See the Global Health Care section of this MD&A.

Public Health Exchanges

Public Health Exchanges:  For 2015, we are offering individual coverage on eight public health insurance exchanges (Arizona, Colorado, Florida, Georgia, Maryland, Missouri, Tennessee and Texas).  In 2016, we are exiting the Florida public exchange market.  See the Global Health Care segment section of this MD&A for further discussion around the results from our individual business.

Item	Description
Risk Mitigation Programs

Risk Mitigation Programs:  See Note 2(B) to the Consolidated Financial Statements in our 2014 Form 10-K for a description of our accounting policy for the programs that commenced in 2014.  As a result of these programs, shareholders’ net income increased on an after-tax basis by approximately $75 million for the three months and $215 million for the nine months ended September 30, 2015, compared with approximately $70 million for the three months and $130 million for the nine months ended September 30, 2014.  The amounts reported for the nine months ended September 30, 2015 included an increase for the 2014 coverage-year of approximately $20 million after-tax based on the CMS data received in June 2015.  For the 2015 coverage year, we have accrued for reinsurance recoveries at the 50% coinsurance rate prescribed by Health Care Reform.

During the third quarter of 2015, we received approximately $270 million related to the 2014 reinsurance and risk adjustment programs. In October 2015, CMS announced it would pay approximately 13% of insurers’ 2014 coverage year risk corridor receivables during the fourth quarter of 2015. CMS has acknowledged its legal obligation to pay insurers under the risk corridor program for the balance of the 2014 coverage year as well as the 2015 year, as required by Health Care Reform. If CMS’ risk corridor program’s collections, including carryovers from prior years, are insufficient to satisfy its payment obligations, CMS has stated that it will explore other sources to fund the risk corridor program subject to the availability of appropriations that may require congressional approval. We are continuing to monitor developments related to the risk corridor program.

As of September 30, 2015 uncollected amounts for risk mitigation programs (as reported in either Premiums, accounts and notes receivable or Reinsurance recoverables) on an after-tax basis were approximately $235 million.  Approximately $35 million pertains to the 2014 coverage year, with the remainder attributable to the 2015 coverage year.  Approximately 40% of the uncollected amounts are related to reinsurance and the remainder is split fairly evenly between risk adjustment and risk corridor.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

FINANCIAL SUMMARY	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$7,347	$6,832	8%	$22,181	$20,308	9%
Fees and other revenues	1,104	1,027	7	3,359	3,060	10
Net investment income	285	292	(2)	858	863	(1)
Mail order pharmacy revenues	643	583	10	1,846	1,625	14
Realized investment gains	10	23	(57)	104	130	(20)
Total revenues	9,389	8,757	7	28,348	25,986	9
Global Health Care medical costs	4,539	4,153	9	13,720	12,403	11
Other benefit expenses	1,230	1,207	2	3,698	3,473	6
Mail order pharmacy costs	532	499	7	1,553	1,382	12
Operating expenses	2,171	2,034	7	6,587	6,010	10
Amortization of other acquired intangible assets	39	46	(15)	122	146	(16)
Benefits and expenses	8,511	7,939	7	25,680	23,414	10
Income before taxes	878	818	7	2,668	2,572	4
Income taxes	334	287	16	1,009	940	7
Net income	544	531	2	1,659	1,632	2
Less: net income (loss) attributable to noncontrolling interests	(3)	(3)	-	(9)	(3)	(200)
Shareholders’ net income	$547	$534	2%	$1,668	$1,635	2%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended September 30,			Nine Months Ended September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Shareholders’ net income	$547	$534	2%	$1,668	$1,635	2%
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	(7)	(15)		(68)	(85)
Amortization of other acquired intangible assets	24	29		76	90
Special items (see summary in Note 16 to the Consolidated Financial Statements):
Debt extinguishment costs	-	-		65	-
Merger-related transaction costs	29	-		29	-
Total special items	29	-		94	-
Adjusted income from operations	$593	$548	8%	$1,770	$1,640	8%

Other Key Consolidated Financial Data
Global medical customers (in thousands)				14,849	14,346	4%
Effective tax rate	38.0%	35.1%	290bps	37.8%	36.5%	130bps

CONSOLIDATED RESULTS OF OPERATIONS

•                  Revenues.  Components of the revenue increase for the three months and the nine months ended September 30, 2015 compared with the same periods in 2014 are discussed further below:

•                  Premiums.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, reflect premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These results are primarily attributable to customer growth in our targeted market segments and  rate actions consistent with medical cost trend.  See the Segment Reporting section of this MD&A for further discussion.

•                  Fees and other revenues.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, reflect growth from specialty products offered through our Global Health Care segment and an increased customer base for our administrative services only business.  See the Segment Reporting section of this MD&A for further discussion.

•                  Net investment income.  For the three months and nine months ended September 30, 2015, net investment income decreased slightly versus the same periods in 2014, reflecting lower investment yields and unfavorable foreign currency effects largely offset by higher average invested assets.

•                  Mail order pharmacy revenues.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were largely driven by increased volume due to our higher customer base and home delivery utilization as well as higher prices to recover pharmacy cost trend.

•                  Realized investment results.  For the three months and nine months ended September 30, 2015, realized investment results decreased compared with the same periods in 2014, primarily due to higher impairment losses on  below investment grade fixed maturities driven by increased market yields (widening of credit spreads), particularly within the energy sector.  These losses were partially offset by higher gains on sales of equity securities and real estate partnerships.  See Note 9 for additional information.

•                  Global Health Care medical costs.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to customer growth in our government business and, to a lesser extent, medical cost inflation.

•                  Other benefit expenses.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014 were primarily due to business growth in our Group Disability and Life and Global Supplemental Benefits segments.

•                  Mail order pharmacy costs.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to increased volume from our higher customer base and home delivery utilization as well as higher unit costs.

•                  Operating expenses.  The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to business growth, strategic investments across our segments and special items described below.

•                  Shareholders’ net income increased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily due to higher adjusted income from operations as discussed below, partially offset by lower realized investment gains and the impact of the special item charges described below.

•                  Adjusted income from operations.  For the three months and nine months ended September 30, 2015, adjusted income from operations increased compared with the same periods in 2014.  This was primarily due to improved results in the Global Health Care and Group Disability and Life segments reflecting continued business growth in targeted market segments and the results of specialty health care products.  See the Segment Reporting section of this MD&A for additional information.

•                  Special items.  The special item charge for the three months ended September 30, 2015 reflects the after-tax impact of advisory, legal and other transaction costs directly related to our proposed merger with Anthem.  See Note 3 to the Consolidated Financial Statements for additional details.  The special item charge for the nine months ended September 30, 2015 also reflects the after-tax impact of the loss on the early extinguishment of debt.  See Note 13 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and nine months ended September 30, 2014.

•                  Global medical customers.  Our medical customer base increased in 2015, primarily driven by growth in our targeted market segments and the acquisition of QualCare Alliance Networks, Inc.  See additional discussion in the Global Health Care segment results.

•                  Effective tax rate.  The increases in the effective tax rates for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were largely driven by growth in the non-deductible health insurance industry tax in 2015.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2015	2014
Operating activities	$1,719	$1,472
Investing activities	$(297)	$(1,405)
Financing activities	$(425)	$(1,224)

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

Operating activities

Cash flows from operating activities increased for the nine months ended September 30, 2015 compared with the same period in 2014, primarily driven by higher adjusted income from operations.

Investing activities

Cash used in investing activities decreased for the nine months ended September 30, 2015 compared with the same period in 2014, primarily due to the timing of purchases of fixed maturities.

Financing activities

Cash used in financing activities decreased for the nine months ended September 30, 2015 compared with the same period in 2014, primarily reflecting lower share repurchases.

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

Through November 6, 2015, we had repurchased 4.3 million shares for $518 million under our share repurchase program.  The remaining share repurchase authority as of November 6, 2015 was $665 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014

Interest expense	$62	$64	$190	$196

Interest expense reported above for the nine months ended September 30, 2015, excludes losses on the early extinguishment of debt.

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

At September 30, 2015, there was approximately $980 million in cash and short-term investments available at the parent company level.  For the remainder of 2015, the parent company’s combined cash obligations are expected to be approximately $165 million, primarily for commercial paper maturities and interest.

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

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2014 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of September 30, 2015, the parent company had approximately $290 million of net intercompany loans receivable from its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of September 30, 2015, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $7.6 billion, in addition to the $5.2 billion of debt outstanding, within the maximum debt leverage covenant in the line of credit agreement.  The Company’s merger agreement with Anthem requires the Company to obtain consent from Anthem in certain circumstances prior to incurring new indebtedness or issuing debt securities.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of September 30, 2015, undistributed earnings were approximately $2.1 billion.  If repatriated, approximately $185 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 17 to the Consolidated Financial Statements for additional information.

Contractual obligations. We have updated our contractual obligations previously provided on page 40 of our 2014 Form 10-K for the following items:

•                  Long-term debt, due to the issuance of new debt on March 11, 2015 and the redemption of existing debt in April 2015.  See Note 13 to the Consolidated Financial Statements for additional information.

•                  Operating leases, due to the renegotiation of certain real estate leases, primarily Two Liberty Place in Philadelphia, Pennsylvania, one of our principal office locations.

•                  Other long-term liabilities associated with GMIB contracts primarily as a result of decreased equity markets.  Projected cash flows for GMIB do not consider any of the related reinsurance arrangements.

There were no other material changes to the contractual obligations reported in our 2014 Form 10-K.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet
Short-term debt	$147	$147	$-	$-	$-
Long-term debt	8,467	60	782	603	7,022
Other long-term liabilities	814	152	151	105	406
Off-Balance Sheet
Operating Leases	700	130	223	153	194

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2014 Form 10-K with the Audit Committee of our Board of Directors.

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2014 Form 10-K.  We regularly evaluate items that may impact critical accounting estimates.  Our annual evaluations of goodwill for impairment were completed during the third quarter of 2015, and the estimated fair value of each reporting unit exceeded its carrying value by a substantial margin.  As of September 30, 2015, there are no significant changes to the critical accounting estimates from what was reported in our 2014 Form 10-K.

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

We exclude special items from adjusted income from operations because management does not believe they are representative of our underlying results of operations.  For the three months and nine months ended September 30, 2015, we reported a special item charge in Corporate consisting of $35 million of pre-tax costs ($29 million after-tax) related to the pending Anthem merger.  See Note 3 to the Consolidated Financial Statements for additional details.  For the nine months ended September 30, 2015, we also reported a special item charge in Corporate consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt.  See Note 13 to the Consolidated Financial Statements for additional details.  There were no special items for the three months and nine months ended September 30, 2014.

	Three Months Ended			Nine Months Ended
Shareholders’ net income	September 30,			September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Adjusted income from operations
Global Health Care	$482	$460	5%	$1,454	$1,355	7%
Global Supplemental Benefits	62	86	(28)	208	207	-
Group Disability and Life	84	55	53	241	232	4
Other Operations	17	19	(11)	55	49	12
Corporate	(52)	(72)	28	(188)	(203)	7
Adjusted income from operations	593	548	8	1,770	1,640	8
After-tax adjustments required to reconcile to shareholders’ net income:
Realized investment gains	7	15		68	85
Amortization of other acquired intangible assets	(24)	(29)		(76)	(90)
Special items (see above discussion):
Debt extinguishment costs	-	-		(65)	-
Merger-related transaction costs	(29)	-		(29)	-
Total special items	(29)	-		(94)	-
Shareholders’ net income	$547	$534	2%	$1,668	$1,635	2%

Global Health Care Segment

As described in the Segment Reporting introduction on page 53, the performance of the Global Health Care segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  customer growth;

•                  sales of specialty products;

•                  operating expenses as a percentage of operating revenues (operating expense ratio); and

•                  medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$5,607	$5,177	8%	$17,004	$15,449	10%
Fees and other revenues	1,073	997	8	3,260	2,955	10
Net investment income	85	87	(2)	251	244	3
Mail order pharmacy revenues	643	583	10	1,846	1,625	14
Operating revenues	7,408	6,844	8	22,361	20,273	10
Realized investment gains	19	16	19	76	60	27
Total revenues	7,427	6,860	8	22,437	20,333	10
Medical costs	4,539	4,153	9	13,720	12,403	11
Mail order pharmacy costs	532	499	7	1,553	1,382	12
Operating expenses	1,542	1,459	6	4,686	4,283	9
Amortization of other acquired intangible assets	34	42	(19)	103	128	(20)
Benefits and expenses	6,647	6,153	8	20,062	18,196	10
Income before taxes	780	707	10	2,375	2,137	11
Income taxes	306	263	16	937	824	14
(Loss) attributable to noncontrolling interests	(1)	(1)	-	(2)	(2)	-
Shareholders’ net income from Global Health Care	475	445	7	1,440	1,315	10
After-tax adjustments to reconcile to adjusted income from operations:
Realized investment (gains)	(14)	(11)		(50)	(40)
Amortization of other acquired intangible assets	21	26		64	80
Adjusted income from operations(1)	$482	$460	5%	$1,454	$1,355	7%

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The increase for the three months ended September 30, 2015, compared with the same period in 2014, was primarily driven by increased contributions from specialty products, partially offset by lower margins in our U.S. individual business.

For the nine months ended September 30, 2015, the increase compared with the same period in 2014 is attributable to increased contributions from specialty products, as well as increased margins in our group commercial and Medicaid businesses. These results were partially offset by increased operating expenses and higher Medicare Part D utilization.

Revenues

The table below shows premiums for the Global Health Care segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Guaranteed cost	$1,198	$1,189	$3,571	$3,422
Experience-rated	586	567	1,716	1,742
Stop loss	681	592	1,997	1,708
International health care	451	461	1,376	1,371
Dental	352	327	1,035	927
Medicare	1,517	1,392	4,613	4,263
Medicaid	280	142	815	316
Medicare Part D	339	304	1,238	1,097
Other	203	203	643	603
Total premiums	$5,607	$5,177	$17,004	$15,449

Premiums. The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily due to customer growth in our government business, as well as stop loss and dental.  In addition, the increases reflect rate actions on most products in the U.S. commercial segment primarily to recover underlying medical cost trends.

Fees and other revenues. The increases for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, were primarily attributable to growth in specialty products and our administrative services only customer base.

Benefits and Expenses

Global Health Care segment benefits and expenses consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2015	2014	2015	2014
Medical costs	$4,539	$4,153	$13,720	$12,403
Mail order pharmacy costs	532	499	1,553	1,382
Operating expenses	1,542	1,459	4,686	4,283
Amortization of other acquired intangible assets	34	42	103	128
Total benefits and expenses	$6,647	$6,153	$20,062	$18,196

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Selected ratios	2015	2014	2015	2014
Medical Care Ratios:
Commercial	79.3%	78.0%	77.3%	77.3%
Government	83.6%	84.1%	85.9%	85.4%
Consolidated Global Health Care	81.0%	80.2%	80.7%	80.3%
Operating expense ratio	20.8%	21.3%	21.0%	21.1%

Medical costs.  The increases for the three months and the nine months ended September 30, 2015, compared with the same periods in 2014, reflect customer growth in our government business and, to a lesser extent, medical cost inflation.

The commercial medical care ratio increased for the three months ended September 30, 2015, compared with the same period in 2014, reflecting higher medical costs in our individual business, primarily due to unfavorable claims experience compared with the same period in 2014 and the absence of favorable prior period reserve development reported in 2014.

For the nine months ended September 30, 2015, the commercial medical care ratio was flat compared with the same period in 2014.

The government medical care ratio decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily due to higher Medicare Advantage revenue as well as favorable prior period reserve development.  For the nine months ended September 30, 2015, the government medical care ratio increased, compared with the same period in 2014, due to an increase in Medicare Part D utilization.

Operating expenses.  Operating expenses increased for the three months and the nine months ended September 30, 2015, compared with the same periods in 2014, primarily reflecting increased volume-related expenses and business-initiative investments.

The operating expense ratio decreased slightly for the three months and the nine months ended September 30, 2015, compared with the same periods in 2014, reflecting higher revenue, operating efficiencies and disciplined expense management.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable is higher at September 30, 2015 compared to December 31, 2014, primarily reflecting an increase to stop loss reserves due to customer growth and the seasonal nature of the product, as well as customer growth in the Government segment.  (See Note 5 to the Consolidated Financial Statements for additional information.)

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                  is covered under an insurance policy, managed care arrangement, or service agreement issued by us;

•                  has access to our provider network for covered services under their medical plan; or

•                  has medical claims that are administered by us.

As of September 30, estimated total medical customers were as follows:

(In thousands)	2015	2014
U.S. Guaranteed cost	864	929
U.S. Experience-rated	841	836
International health care - risk	787	760
Total commercial risk	2,492	2,525
Medicare	493	456
Medicaid	65	58
Total government	558	514
Total risk	3,050	3,039
Service, including international health care	11,799	11,307
Total medical customers	14,849	14,346

Our medical customer base as of September 30, 2015 was higher than the same period in 2014, primarily driven by strong overall retention and sales in our targeted market segments, as well as the acquisition of QualCare Alliance Networks, Inc. on February 28, 2015.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 53, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$756	$735	3%	$2,229	$2,124	5%
Fees and other revenues	11	12	(8)	37	42	(12)
Net investment income	26	28	(7)	78	82	(5)
Operating revenues	793	775	2	2,344	2,248	4
Realized investment gains (losses)	(1)	1	(200)	-	1	(100)
Total revenues	792	776	2	2,344	2,249	4
Benefit expenses	413	404	2	1,233	1,147	7
Operating expenses	306	290	6	862	856	1
Amortization of other acquired intangible assets	5	4	25	19	18	6
Benefits and expenses	724	698	4	2,114	2,021	5
Income before taxes	68	78	(13)	230	228	1
Income taxes	12	(3)	N/M	42	32	31
Income (loss) attributable to noncontrolling interests	(2)	(2)	-	(7)	(1)	N/M
Shareholders’ net income from Global Supplemental Benefits	58	83	(30)	195	197	(1)
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains) losses	1	-		1	-
Amortization of other acquired intangible assets	3	3		12	10
Adjusted income from operations(1)	$62	$86	(28)%	$208	$207	-%
Premiums, using 2015 currency exchange rates	$756	$663	14%	$2,229	$1,985	12%
Adjusted income from operations, using 2015 currency exchange rates	$62	$70	(11)%	$208	$184	13%
Loss ratio	54.6%	55.0%	(40)bps	55.3%	54.0%	130bps
Acquisition cost ratio	20.2%	19.9%	30bps	19.1%	21.0%	(190)bps
Expense ratio (excluding acquisition costs)	18.4%	17.5%	90bps	17.7%	17.1%	60bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations decreased for the three months ended September 30, 2015, compared with the same period in 2014, reflecting the absence of favorable tax-related items of $21 million reported in the third quarter of 2014 ($12 million using 2015 currency exchange rates) and the unfavorable impacts of foreign currency movements.  These negative impacts were partially offset by business growth and a lower loss ratio in South Korea.

Adjusted income from operations was flat for the nine months ended September 30, 2015, compared with the same period in 2014.  Excluding the unfavorable impact of foreign currency movements, adjusted income from operations increased for the nine months ended September 30, 2015, compared with the same period in 2014 primarily due to a lower policy acquisition cost ratio and business growth, partially offset by higher expense and loss ratios, discussed further below.

Revenues

Premiums increased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily due to new sales, particularly in the U.S. and South Korea, reflecting both customer growth and sales of higher premium products, largely offset by the unfavorable impact of foreign currency movements.

Net investment income was lower for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily reflecting unfavorable foreign currency movements.

Benefits and Expenses

Benefit expenses increased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, reflecting business growth and higher claims, primarily in the U.S., largely offset by foreign currency movements.  Applying 2015 currency exchange rates to 2014 results, benefit expenses increased by 12% for the three months ended September 30, 2015 and by 14% for the nine months ended September 30, 2015, compared with the same periods in 2014.

Loss ratios decreased for the three months ended  September 30, 2015, compared with the same periods in 2014, primarily reflecting favorable claims experience in Korea, partially offset by a shift in business mix toward products with higher loss ratios.  For the nine months ended  September 30, 2015, loss ratios increased, compared with the same periods in 2014, reflecting a shift in business mix toward products with higher loss ratios.

Operating expenses include both policy acquisition costs and other operating expenses.  Overall, operating expenses increased for the three months ended  September 30, 2015, compared with the same periods in 2014 reflecting both higher other operating costs and higher acquisition costs, partially offset by the impact of foreign currency movements.  For the nine months ended September 30, 2015, other operating expenses increased, largely offset by lower acquisition costs and the impact of foreign currency movements.  Applying 2015 currency exchange rates to 2014 results, operating expenses increased by 17% for the three months ended September 30, 2015 and by 8% for the nine months ended September 30, 2015, compared with the same periods in 2014, reflecting business growth and strategic investments partially offset by operating efficiencies.

The acquisition cost ratio increased for the three months ended September 30, 2015, compared with the same period in 2014, primarily driven by higher non-deferrable direct response advertising costs.  The acquisition cost ratio decreased for the nine months ended September 30, 2015 reflecting a shift toward higher premium products with lower acquisition costs and greater sales efficiency in the UK and South Korea.

The operating expense ratio (excluding acquisition costs) increased for the three months and nine months ended September 30, 2015, compared to the same periods in 2014, reflecting strategic investments, partially offset by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 50% of the segment’s revenues and 79% of the segment’s earnings for the nine months ended September 30, 2015.  For the nine months ended September 30, 2015, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 9% of shareholders’ net income.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 53, the performance of the Group Disability and Life segment is measured using adjusted income from operations as calculated in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                  premium growth, including new business and customer retention;

•                  net investment income;

•                  benefit expenses as a percentage of premiums (loss ratio); and

•                  operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,				September 30,
(In millions)	2015	2014	% Change		2015	2014	% Change
Premiums	$959	$888	8%		$2,867	$2,650	8%
Fees and other revenues	21	22	(5)		67	66	2
Net investment income	84	80	5		252	246	2
Operating revenues	1,064	990	7		3,186	2,962	8
Realized investment gains (losses)	(9)	3	N/M		21	23	(9)
Total revenues	1,055	993	6		3,207	2,985	7
Benefit expenses	731	709	3		2,202	2,036	8
Operating expenses	211	201	5		633	590	7
Benefits and expenses	942	910	4		2,835	2,626	8
Income before income taxes	113	83	36		372	359	4
Income taxes	35	26	35		118	112	5
Shareholders’ net income from Group Disability and Life	78	57	37		254	247	3
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains) losses	6	(2)			(13)	(15)
Adjusted income from operations(1)	$84	$55	53%		$241	$232	4%
Loss ratio	76.2%	79.8%	(360)	bps	76.8%	76.8%	-	bps
Operating expense ratio	21.5%	22.1%	(60)	bps	21.6%	21.7%	(10)	bps

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations.  The increase for the three months ended September 30, 2015, compared with the same period in 2014, was due to improved claims experience in all core product lines, a lower operating expense ratio and higher net investment income.  Favorable claims experience was driven by higher claim resolutions in the disability product line, lower claim counts and sizes in certain life products, and lower new accident claim incidence.  Results for the three months ended September 30, 2015 included the favorable after-tax effect of reserve reviews of $11 million, compared to $8 million for the same period in 2014.

For the nine months ended September 30, 2015, the increase compared with the same period in 2014, was primarily due to higher net investment income, business growth and a lower operating expense ratio.  Results for the nine months ended September 30, 2015 included the favorable after-tax effect of reserve reviews of $48 million, compared to $45 million for the same period in 2014.

Revenues

Premiums increased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, reflecting new business growth due to disability and life sales and continued strong customer retention.

Net investment income increased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, driven by higher average assets, partially offset by lower yields.

Benefits and Expenses

Benefit expenses increased for the three months ended September 30, 2015, compared with the same period in 2014, due to business growth, partially offset by favorable claims experience in all core product lines as noted above. Benefit expenses for the three months ended September 30, 2015 included the before-tax favorable impact of reserve reviews of $16 million, compared with $13 million for the same period in 2014.

Benefit expenses increased for the nine months ended September 30, 2015, compared with the same period in 2014, due to business growth.  Benefit expenses for the nine months ended September 30, 2015 included the before-tax favorable impact of reserve reviews of $73 million, compared with $65 million for the same period in 2014.

Operating expense ratio.  The operating expense ratio decreased for the three months ended September 30, 2015, compared with the same period in 2014, driven by effective cost management.

Other Operations

Description

Cigna’s COLI business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity business, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Premiums	$25	$32	(22)%	$81	$85	(5)%
Fees and other revenues	3	3	-	9	10	(10)
Net investment income	90	95	(5)	276	290	(5)
Operating revenues	118	130	(9)	366	385	(5)
Realized investment gains	1	2	N/M	7	14	(50)
Total revenues	119	132	(10)	373	399	(7)
Benefit expenses	86	94	(9)	263	290	(9)
Operating expenses	5	9	(44)	22	24	(8)
Benefits and expenses	91	103	(12)	285	314	(9)
Income before taxes	28	29	(3)	88	85	4
Income taxes	11	9	22	27	27	-
Shareholders’ net income from Other Operations	17	20	(15)	61	58	5
After-tax adjustments required to reconcile to adjusted income from operations:
Realized investment (gains)	-	(1)		(6)	(9)
Adjusted income from operations(1)	$17	$19	(11)%	$55	$49	12%

(1)  Adjusted income from operations is our principal measure of segment profitability.

Adjusted income from operations decreased slightly for the three months ended September 30, 2015, compared with the same period in 2014, primarily due to lower interest margins in COLI.

Adjusted income from operations increased for the nine months ended September 30, 2015, compared with the same period in 2014, primarily due to improved mortality experience in COLI.

Premiums reflect revenue primarily from universal and whole life insurance policies in the COLI business.  Premiums decreased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily due to the impact of lower mortality in 2015 on experience-rated business.

Net investment income decreased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily due to lower average yields.

Benefit expenses decreased for the three months and nine months ended September 30, 2015, compared with the same periods in 2014, primarily due to improved claims experience in COLI.

Operating expense decreased for the three months ended September 30, 2015, compared with the same period in 2014, primarily due to lower expenses in the runoff businesses.

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

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2015	2014	% Change	2015	2014	% Change
Shareholders’ net loss from Corporate	$(81)	$(71)	(14)%	$(282)	$(182)	(55)%
After-tax adjustments required to reconcile to adjusted loss from operations:
Realized investment (gains)	-	(1)		-	(21)
Special items (see Segment Reporting overview on page 53):
Debt extinguishment costs	-	-		65	-
Merger-related transaction costs	29	-		29	-
Total special items	29	-		94	-
Adjusted loss from operations	$(52)	$(72)	28%	$(188)	$(203)	7%

Corporate’s adjusted loss from operations was lower for the three and nine months ended September 30, 2015, compared with the same periods in 2014, due to lower income tax costs associated with employee stock compensation.

INVESTMENT ASSETS

The following table presents our invested asset portfolio, excluding separate account assets, as of September 30, 2015 and December 31, 2014.  Additional information regarding our investment assets and related accounting policies is included in Notes 8, 9, 10, 11 and 14 to the Consolidated Financial Statements.

	September 30,	December 31,
(In millions)	2015	2014
Fixed maturities	$18,747	$18,983
Equity securities	184	189
Commercial mortgage loans	2,015	2,081
Policy loans	1,431	1,438
Other long-term investments	1,428	1,488
Short-term investments	94	163
Total	$23,899	$24,342

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 8 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 9 to the Consolidated Financial Statements and Notes 10 and 11 to the Consolidated Financial Statements in our 2014 Form 10-K.

The following table reflects our fixed maturity portfolio by type of issuer as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(In millions)	2015	2014
Federal government and agency	$861	$954
State and local government	1,717	1,856
Foreign government	1,950	1,940
Corporate	13,624	13,498
Mortgage-backed	55	85
Other asset-backed	540	650
Total	$18,747	$18,983

The fixed maturity portfolio decreased slightly during the nine months ended September 30, 2015, reflecting the impact of increased market yields on asset valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $139 million in aggregate as of September 30, 2015.  See Note 9 to the Consolidated Financial Statements for further information.

As of September 30, 2015, $16.8 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $1.9 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2014.

Our investment in state and local government securities, with an average quality rating of Aa2 as of September 30, 2015, is diversified by issuer and geography with no single exposure greater than $30 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.  We have $3 million of fixed maturities issued in Puerto Rico that are held on deposit under insurance regulations.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of September 30, 2015.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $224 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).

Corporate fixed maturities include private placement investments of $5.3 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  At September 30, 2015, corporate fixed maturities include $325 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, and Spain.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 5% invested in financial institutions.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.4 billion that have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $40 million.

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

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2015.  This review included an analysis of each property’s year-end 2014 financial statements, rent rolls, operating plans and budgets for 2015, a physical inspection of the property and other pertinent factors.  Based on this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 55% at September 30, 2015 as compared to 63% at December 31, 2014, and the portfolio’s average debt service coverage ratio improved to 1.85 at September 30, 2015 from 1.66 at December 31, 2014.  These improvements reflect payoffs of loans with below average debt service coverage ratios and high loan to value ratios, as well as increased operating income and value across most underlying properties See Note 8 to the Consolidated Financial Statements for further information.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

The $2 billion commercial mortgage loan portfolio consists of approximately 70 loans.  The portfolio includes three impaired loans with a carrying value totaling $104 million, net of $10 million in reserves, that are classified as problem or potential problem loans.  We have $317 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.4 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 105 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 6% of our securities and real estate partnership portfolio.

Although the aggregate fair value of these investments exceeded their carrying value as of September 30, 2015, the fair value of our ownership interest in certain funds that are carried at cost was less than our carrying value by $10 million.  We expect to recover our carrying value over the average remaining life of these investments of approximately 4 years.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2015 or 2014.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2015			December 31, 2014
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$4	$(2)	$2	$-	$-	$-
Problem commercial mortgage loans	90	(6)	84	90	(4)	86
Foreclosed real estate	-	-	-	24	-	24
Total problem investments	$94	$(8)	$86	$114	$(4)	$110
Potential problem bonds	$30	$(10)	$20	$22	$(9)	$13
Potential problem commercial mortgage loans	24	(4)	20	130	(8)	122
Total potential problem investments	$54	$(14)	$40	$152	$(17)	$135

Net problem and potential problem investments representing less than 1% of total investments, excluding policy loans at September 30, 2015, decreased by $119 million from December 31, 2014, primarily due to the payoffs of four potential problem mortgage loans and the sale of the remaining foreclosed property.

Investment Outlook

Financial markets in the United States have exhibited continued volatility this year, including modest depreciation of fixed income asset values, reflecting increasing global uncertainty.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from credit deterioration and interest rate movements remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  As of September 30, 2015, there are no material changes in our risk exposures from those reported in our 2014 Form 10-K.

Stock Market Performance

The performance of equity markets can have a significant effect on our pension liabilities because equity securities comprise a significant portion of the assets of our employee pension plans.

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

 Part II.  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

The information contained under “Litigation Matters”, “Regulatory Matters” and “Other Legal Matters” in Note 17 to the Consolidated Financial Statements is incorporated herein by reference.

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

On July 23, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Anthem, Inc. (“Anthem”) will acquire all of the outstanding shares of our common stock. The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals, which may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, such as the possibility that either we or Anthem may be unable to obtain the stockholder approval necessary to complete the proposed transaction, or that either we or Anthem could exercise our respective termination rights. In addition, under certain circumstances we may be required to pay Anthem a termination fee of $1,850 million or an expense fee of $600 million if the Merger Agreement is terminated under certain circumstances (as more fully described in the Merger Agreement). If the transaction is not consummated within the expected time frame, or at all, the Company and its shareholders would not realize the expected benefits of the merger.

The announcement and pendency of the proposed transaction with Anthem, Inc. could have an adverse effect on our business.

The announcement and pendency of the proposed transaction with Anthem could cause disruptions and create uncertainty surrounding our business, which could affect our relationships with our customers, providers, vendors or employees, regardless of whether the proposed transaction is completed. We could also potentially lose key employees, customers or vendors, or our provider arrangements could be disrupted.  In addition, we have diverted, and will continue to divert, management resources towards the completion of the proposed transaction, which may divert management’s attention and our resources from ongoing business and operations.

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

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna's share repurchase activity for the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2015	1,359	$ 163.36	-	$ 664,765,230
August 1-31, 2015	23,717	$ 146.83	-	$ 664,765,230
September 1-30, 2015	960	$ 138.63	-	$ 664,765,230
Total	26,036	$ 147.39	-	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 1,359 shares in July, 23,717 shares in August and 960 shares in September 2015.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $665 million as of November 6, 2015.

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

Cigna Corporation

Date:	November 6, 2015
By:	/s/ Thomas A. McCarthy

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1