Form 10-K
period 2015-12-31
CIGNA CORP
filed 2016-02-25
CIK 701221

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $41.6 billion.

As of January 31, 2016, 255,766,310 shares of the registrant's Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2016 annual meeting of shareholders.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning our business strategy and strategic or operational initiatives including our ability to deliver personalized and innovative solutions for customers and clients; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; our projected cash position, future pension funding and financing or capital deployment plans; the proposed merger between Cigna and Anthem, Inc. ("Anthem"); statements regarding the timing of resolution of the issues raised by the Centers for Medicare and Medicaid Services ("CMS"); and other statements regarding Cigna's future beliefs, expectations, plans, intentions, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits including the CMS review and sanctions, investigations, actions and guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including a failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC") as well as the risks and uncertainties described in Anthem's most recent report on Form 10-K and subsequent reports filed with the SEC.

You should not place undue reliance on forward-looking statements that speak only as of the date they are made, are not guarantees of future performance or results, and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Cigna undertakes no obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as may be required by law.

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

In an increasingly retail-oriented marketplace, we focus on delivering affordable and personalized products and services to customers through employer-based, government-sponsored and individual coverage arrangements. We increasingly collaborate with health care providers to transition from volume-based fee for service arrangements toward a more value-based system designed to increase quality of care, lower costs and improve health outcomes. We operate a customer-centric organization enabled by keen insights regarding customer needs, localized decision-making and talented professionals committed to bringing our "Together All the Way" brand promise to life.

As of December 31, 2015, our consolidated shareholders' equity was $12.0 billion, assets were $57.1 billion and we reported revenues of $37.9 billion for 2015. Our revenues are derived principally from premiums on insured products, fees from self-insured products and services, mail-order pharmacy sales and investment income.

We present the financial results of our businesses in the following three reportable segments:

Global Health Care aggregates the Commercial and Government operating segments.

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
CIGNA CORPORATION - 2015 Form 10-K 1

Back to Contents

PART I
ITEM 1. Business

Global Supplemental Benefits offers supplemental health, life and accident insurance products in selected international markets and in the U.S.

Group Disability and Life provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

On a consolidated basis, total 2015 operating revenues were $37.8 billion and total 2015 adjusted income from operations was $2.3 billion. For the Global Health Care, Global Supplemental Benefits, and Group Disability and Life segments, 2015 operating revenues were $37.3 billion and 2015 adjusted income from operations was $2.4 billion. See page 34 for the definition of these metrics.

We present the remainder of our segment results in Other Operations, consisting of the corporate-owned life insurance business ("COLI"), run-off reinsurance and settlement annuity businesses and deferred gains associated with the sales of the individual life insurance and annuity and retirement benefits businesses.

Proposed Merger with Anthem, Inc. ("Anthem")

On July 23, 2015, we entered into a definitive agreement to merge with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company. Upon closing, our shareholders will receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company. At special shareholders' meetings held in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders approved the issuance of shares of Anthem common stock according to the merger agreement. Consummation of the merger remains subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals and the absence of a legal restraint prohibiting the consummation of the merger. The merger is expected to close in the second half of 2016. See Note 3 to the Consolidated Financial Statements for additional details. In addition, see Item 1A. – Risk Factors in this Form 10-K for risks to our business due to the proposed merger.

Other Key Transactions

In recent years, we have entered into a number of transactions that are helping us to achieve our strategic goals by: (1) repositioning the portfolio for growth in targeted geographies, product lines, buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high growth markets with particular focus on individuals. Specifically:

•
Over the past several years, to achieve the goals of better health, affordability and improved experience for customers, we have continued expanding our participation in collaborative care and other delivery arrangements with health care professionals across the care delivery spectrum, including large and small physician groups, specialist groups and hospitals.

•
We entered into a 10-year pharmacy benefit management services agreement with Catamaran Corporation (now known as "Optum"). Under this agreement, we utilize Optum's technology and service platforms, retail network contracting and claims processing services.

•
We effectively exited our Run-off guaranteed minimum death benefit ("GMDB" also known as "VADBe") and guaranteed minimum income benefit ("GMIB") reinsurance business by entering into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to reinsure 100% of our remaining future exposures for this business up to a specified limit.

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

2 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Other Information

The financial information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 ("Form 10-K") is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2015 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.

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

Global Health Care

How We Win
  •
  Broad and deep portfolio of solutions across Commercial and Government operating segments

  •
  Commitment to highest quality health outcomes and customer experiences

  •
  Differentiated physician engagement models emphasizing value over volume of services

  •
  Technology powering actionable insights and affordable, personalized solutions

  •
  Talented and caring people embracing change and putting customers at the center of all we do

Products and Services			Funding Types

• Medical • Stop Loss • Dental • Vision	• Pharmacy • Behavioral • Health Advocacy and Coaching	• Medicare Advantage • Medicare Part D • Medicaid	• Administrative Services Only (ASO) • Guaranteed Cost • Experience Rated

Physician Engagement	Customer Segments	Distribution Channels

• Collaborative Accountable Care Organizations • Independent Practice Associations • Delivery System Alliances	• National • Middle Market • Select • Individual • Government • International	• Insurance brokers and consultants • Sales representatives • Cigna private exchange • 3rd party private exchanges • Public exchanges

We seek to differentiate ourselves in this business by providing personalized and affordable health care solutions to our clients and customers. As the health care delivery system transitions from volume-based reimbursements to a value orientation, our strategy is to accelerate our engagement with employers and individuals in order to: 1) increase our customers' involvement in their health care and 2) develop deep insights into customer needs. Our differentiated approach also targets selected geographies and market segments and, within those local markets, stronger relationships with health care providers that promote quality and affordability of care for our customers and clients.

Our Commercial operating segment encompasses both our U.S. commercial and certain international health care businesses serving employers and their employees, including globally-mobile individuals, and other groups (e.g., governmental and non-governmental organizations, unions and associations). In addition, our U.S. commercial health care business also serves individuals through our product offerings both on and off the public health insurance exchanges.

CIGNA CORPORATION - 2015 Form 10-K 3

Back to Contents

PART I
ITEM 1. Business

Principal Products and Services

Commercial Medical Health Plans – U.S. and International

The Commercial operating segment, either directly or through its partners, offers some or all of its products in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, and Asia. We offer a variety of medical plans including:

•
Managed Care Plans including HMO, Network, Network Open Access and Open Access Plus.  We offer health care services through Health Maintenance Organizations ("HMOs") and insured and self-insured indemnity managed care benefit plans that use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers and provide the option to select a primary care physician. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line. If a particular plan covers non-emergency services received from a non-participating health care provider, the customer's cost-sharing obligation is usually greater for the out-of-network care.

•
PPO Plans.  Our PPO product line features a network with broader provider access than the Managed Care Plans. The preferred provider product line may be at a higher medical cost than our Managed Care Plans.

•
Choice Fund® Suite of Consumer-Driven Products.  Our medical plans are often integrated with the Cigna Choice Fund suite of products: Health Reimbursement Accounts ("HRA"), Health Savings Accounts ("HSA") and Flexible Spending Accounts ("FSA"). These Choice Fund products are designed to encourage customers to play an active role in understanding and managing their health and associated expenses. Customers can use these tax-advantaged accounts to finance eligible health care expenses and other approved services. In most cases, these products are combined with a high deductible medical plan. We continue to experience strong growth in these products and they represent a rapidly growing percentage of our overall medical customer base.

Approximately 90% of our commercial medical customers are enrolled in medical plans with funding arrangements that allow the corporate client to directly benefit from lower medical costs. The funding arrangements available for our commercial medical and dental health plans are as follows:

Funding Arrangement	% of Commercial Medical Customers	Description

Administrative Services Only ("ASO")	83%

•

ASO plan sponsors are responsible for self-funding all claims, but may purchase stop loss insurance to limit exposure for claims that exceed a predetermined amount.

•

We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health; disease management; utilization management; cost containment; dental; and pharmacy benefit management.

•

In some cases, we provide performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics.

Insured – Experience Rated ("Shared Returns")	6%

•

Premium charged during a policy period ("initial premium") may be adjusted following the policy period for actual claim, and in some cases, administrative cost experience of the policyholder:

•

When claims and expenses are less than the initial premium charged (an "experience surplus"), the policyholder may be credited for a portion of this premium.

•

However, if claims and expenses exceed the initial premium (an "experience deficit"), we bear these costs. In certain cases, experience deficits may be recovered through experience surpluses in a future year if the policyholder renews.

Insured – Guaranteed Cost	11%

•

We establish the cost to the policyholder at the beginning of a policy period and generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal.

•

Employers and other groups with guaranteed cost policies are generally smaller than those with experience-rated group policies. Accordingly, our claim and expense assumptions may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders.

•

HMO and individual plans (medical and dental) are offered on a guaranteed cost basis only. Individual and "small employer" (employers with 50 or fewer employees) plans are required to be community-rated under federal law.

We offer stop loss insurance coverage for ASO plans that provides reimbursement for claims in excess of a predetermined amount for individuals ("specific"), the entire group ("aggregate"), or both. In addition, our experience-rated group medical insurance policies include premium funding options similar to administrative services combined with stop loss coverage.

In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state or federal laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review for reasonableness. In addition, Health Care Reform subjects individual and small group policy rate increases above

4 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1. Business

an identified threshold to review by the United States Department of Health and Human Services ("HHS") and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. In our individual business, premiums may also be adjusted as a result of the government risk mitigation programs. The MLR represents the percentage of premiums used to pay medical claims and expenses for activities that improve the quality of care. See the "Regulation" section of this Form 10-K for additional information on the commercial MLR requirements and the risk mitigation programs of Health Care Reform.

Government Health Plans

Medicare Advantage

We offer Medicare Advantage plans in 15 states and the District of Columbia through our Cigna-HealthSpring brand. Under such a plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. A significant portion of our Medicare Advantage customers receive medical care from our innovative plan models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes, and using timely and transparent data sharing. We are focused on continuing to expand these models in the future.

We receive revenue from the Centers for Medicare and Medicaid Services ("CMS") for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as "Medicare Stars"). The Medicare Stars payment equals 5% per member risk-adjusted revenue added to the CMS payment for each contract that achieves four stars or higher. Additional premiums may be received from customers, representing the difference between CMS subsidy payments and the revenue determined as part of our annual Medicare Advantage bid submissions. Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. If the MLR for a CMS contract is less than 85%, we are required to pay a rebate to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years.

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

We receive revenue from the states of Texas and Illinois for our Medicaid only customers. For customers eligible for both Medicare and Medicaid ("dual eligibles") we receive revenue from both the state and CMS. All revenue is based on customer demographic data and actual customer health risk factors. Similar to Medicare Advantage, there are minimum MLR requirements in Illinois (85% for the dual product and 88% for the Medicaid only product). However, Texas utilizes an experience rebate in an effort to provide better value to consumers and increase transparency. The Texas experience rebate takes into account operating expenses and requires a rebate of dollars to the state as different profitability thresholds are met.

Specialty Products and Services

Our specialty products and services described below are designed to improve the quality of and lower the cost of medical services and help customers achieve better health outcomes. Many of these products can be sold on a standalone basis, but we believe they are most effective when integrated with a Cigna-administered health plan. Our specialty products are focused in the areas of medical, behavioral, pharmacy management, dental and vision.

Medical Specialty

  •
  Cost-Containment Service.  We administer cost-containment programs on behalf of our clients and customers for health care services and supplies that are covered under health benefit plans. These programs may involve vendors who perform activities designed to control health costs by reducing out-of-network utilization and costs, including educating customers regarding the availability of lower cost, in-network services, negotiating discounts, reviewing provider bills, and recovering overpayments from other payers or health care providers. We charge fees for providing or arranging for these services.

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

Behavioral Health

We arrange for behavioral health care services for customers through our network of approximately 96,000 participating behavioral health care professionals and 12,500 facilities and clinics. We offer behavioral health care case management services, employee assistance programs ("EAP"), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

CIGNA CORPORATION - 2015 Form 10-K 5

PART I
ITEM 1. Business

Pharmacy Management

We offer prescription drug plans to our commercial and government (Medicare/Medicaid) customers both in conjunction with our medical products and on a stand-alone basis. With a network of over 70,000 pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager ("PBM") offering clinical programs and specialty pharmacy solutions. We also offer high quality, efficient, and cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through our home delivery operation.

Our medical and pharmacy coverage can meet the needs of customers with complex medical conditions requiring specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage benefit from continuity of care, integrated reporting, and meaningful unit cost discounts on all specialty drugs.

Dental

We offer a variety of insured and self-insured dental care products including dental health maintenance organization plans ("Dental HMO") in 37 states, dental preferred provider organization ("Dental PPO") plans in 49 states and the District of Columbia, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products as stand-alone products or integrated with medical products. Additionally, individual customers can purchase Dental PPO plans in conjunction with individual medical policies.

As of December 31, 2015, our dental customers totaled approximately 13 million, of which most are in self-insured plans. Our customers access care from one of the largest Dental PPO networks and Dental HMO networks in the U.S., with approximately 140,000 Dental PPO and 20,300 Dental HMO health care professionals.

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network, consisting of approximately 76,000 health care providers in over 26,100 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Service and Quality

Customer Service

For U.S.-based customers, we operate 16 service centers that together in 2015 processed approximately 158 million medical claims and handled 31 million calls providing our customers service 24 hours a day, 365 days a year.

In our international health care business, we have a service model dedicated to the unique needs of our 1.4 million customers around the world. We service them from nine service centers that are also available 24 hours a day, 365 days a year.

Technology

Technology continues to play a significant role in the execution of our Go Deep, Go Global, Go Individual strategy. Our information technology (IT) investments and priorities are focused on building a retail-centric IT infrastructure and developing innovative business capabilities that support affordable health solutions and create a personalized customer experience. We continue to leverage technology, information and analytics globally to engage our customers in more meaningful, relevant and customized ways, guided by their needs and tailored to their preferences. Our investments in digital, mobile, gamification, social media and big data enable us to create solutions that improve health and wellness. With increased engagement across the health care ecosystem, we believe that technology can significantly upgrade the customer experience and improve care delivery through collaboration with delivery systems, enabling the transition from a volume-based fee-for-service system to a value-based health care marketplace. While focusing on innovation, we will remain committed to delivering strong foundational IT capabilities that optimize our core infrastructure; build appropriate business continuity and disaster recovery capabilities; and develop layered information protection and strengthened cybersecurity solutions.

Quality Medical Care

Our commitment to promoting quality medical care to the people we serve is reflected in a variety of activities.

Health Improvement through Engaging Providers
    and Customers

Cigna is committed to developing innovative solutions that span the delivery system and can be applied to different types of providers. We are focused on executing our Connected Care strategy that engages both providers and customers. Currently we have numerous arrangements with our participating health care providers and are actively developing new arrangements to support our Connected Care strategy. These arrangements are focused on creating better engagement between patients and providers with the ultimate goal of achieving better health outcomes for our customers. The key principles that guide our innovative solutions include: improving access to care at the local market level, leveraging actionable patient information, enhancing the patient experience, improving affordability and shifting reimbursement mechanisms to those that reward quality medical outcomes. We continue to increase our engagement with physicians and hospitals by rapidly developing the types of arrangements discussed below. Almost two million medical customers are currently serviced by more than 73,000 health care providers in these types of arrangements.

6 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1. Business

•
Cigna Collaborative Care.

•
Collaborative Accountable Care ("CAC") – currently we have over 140 collaborative care arrangements with large primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. Our CAC arrangements span 29 states and reach 1.6 million customers and we are committed to increasing the number of CACs over the next several years. Our goal is to reach 165 of these programs in 2016.

•
Hospital Quality Incentive Program – compensation paid to 300 hospitals is tied to quality metrics and we expect to add 50 to100 hospitals over the next two years.

•
Specialty Care Collaboration Program – we continue to develop arrangements with specialists including programs such as National Obstetrics/Gynecology and our program to reimburse providers for individual "episodes of care" (services performed to treat a specific medical condition).

•
Patient Care Collaboration Program – we are developing a program which will engage small physician practice first by providing them with actionable patient information to improve outcomes. We anticipate piloting with select physicians in a few markets in 2016.

•
Independent Practice Associations are innovative physician engagement models in our Cigna-HealthSpring business that allow the physician groups to share financial outcomes with us. The Cigna-HealthSpring clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.

•
Delivery System Alliances.  Cigna and select health care providers are collaborating to develop products to improve the experience of Cigna customers by offering integrated health care and providing access to quality, value-based care in local communities.

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

The Cigna Care Network, a benefit design option available in 72 markets across the U.S., is a subset of participating specialist physicians designated based on specific clinical quality and cost-efficiency criteria. Customers in Cigna Care Network plans pay reduced co-payments or co-insurance when they receive care from a specialist designated as a Cigna Care Network physician. Participating specialists are evaluated regularly for the Cigna Care Network designation.

LocalPlus® is a provider network of doctors and hospitals designed to provide cost-effective and quality care by limiting the network to select health care providers and facilities. We currently offer LocalPlus in 16 markets and will expand this approach in additional markets in 2016.

Medical Care and Onsite Services

•
Cigna Medical Group is a multi-specialty medical group practice that delivers primary care and certain specialty care services through 23 medical facilities and 150 clinicians in Phoenix, Arizona. These health care centers have received the highest accreditation (level 3) from the National Committee for Quality Assurance ("NCQA").

•
LivingWell Health Centers.  Medicare Advantage customers may receive care from one of our five free-standing clinics and eight "embedded" clinics that incorporate the principles and resources of stand-alone clinics while allowing the customer access to their primary care physician.

•
Cigna Onsite Health provides employer-based onsite or nearby health centers and health and wellness coaches with nearly 50 health centers and 140 health coaches. Care delivery services include acute, episodic care, primary care, health and wellness coaching programs and biometric screenings. Virtual Health care services are also available to help extend access to care for both coaching and treatment services.

External Validation

We continue to demonstrate our commitment to quality and have a broad scope of quality programs validated through nationally recognized external accreditation organizations. We maintained Health Plan accreditation from the NCQA in 37 of our markets. Additional NCQA recognitions include Full Accreditation for Managed Behavioral Healthcare Organization for Cigna Behavioral Health, Accreditation with Performance Reporting for Wellness & Health Promotion, Accreditation for our wellness programs and Physician & Hospital Quality Certification for our provider transparency program. We have Full Accreditation for Health Utilization Management, Case Management, Pharmacy Benefit Management and Specialty Pharmacy from URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation.

We participate in the NCQA's Health Plan Employer Data and Information Set ("HEDIS®") Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs. Our national results compare favorably to industry averages.

CIGNA CORPORATION - 2015 Form 10-K 7

Back to Contents

PART I
ITEM 1. Business

Markets and Distribution

We offer health care and related products and services in the following customer segments or markets:

		% of Medical Customers

National	Multi-state employers with 5,000 or more U.S.-based, full-time employees. We offer primarily ASO funding solutions in this market segment.	25%
Middle Market	Employers generally with 250 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO, experience-rated and guaranteed cost insured funding solutions in this market segment.	53%
Select	Employers generally with 51-249 eligible employees. We offer ASO (often with stop-loss insurance coverage) and guaranteed cost insured funding solutions in this market segment.	8%
Individual	Individuals in twelve states: Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, Maryland, Missouri, South Carolina, Tennessee and Texas. In 2015, we offered coverage on eight public health insurance exchanges (Arizona, Colorado, Florida, Georgia, Maryland, Missouri, Tennessee and Texas). In 2016, we will not be on the public exchange in Florida. Consistent with the regulations for Individual PPACA compliant plans, we offer plans only on a guaranteed cost basis in this market segment.	1%
Government	Individuals who are post-65 retirees, as well as employer group sponsored pre- and post-65 retirees. We offer Medicare Advantage, Prescription Drug programs, and Medicaid products in this market segment including dual-eligible members who receive both Medicare and Medicaid benefits.	4%
International	Local and multinational companies and organizations and their local and globally-mobile employees and dependents. We offer guaranteed cost, experience-rated insured and ASO funding solutions in this market segment.	9%

Cigna Guided SolutionsSM is Cigna's benefit administration and private exchange solution that targets clients who value fully integrated solutions and focus on engaging employees in their benefit offering. It leverages Cigna's ability to provide a fully integrated solution with our broad spectrum of products, benefit plans, services, and full suite of funding options focused on improving total cost, health, and productivity. Through Cigna Guided Solutions, employers enjoy simplified administration and the convenience of single source purchasing while employees receive more choice via an easy-to-use shopping experience and year round engagement. Together with integrated robust decision-support tools, employees are able to make personalized decisions to select the right benefit offering and get the most value from their plans.

In addition, Cigna participates on many third party private exchanges. We actively evaluate private exchange participation opportunities as they emerge in the market, and target our participation to those models that best align with our mission and value proposition. To date, we remain committed to participate with numerous private exchanges for both active employees and retirees.

We employ sales representatives to distribute our products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups or individuals. We also employ representatives to sell access to our national participating provider network, utilization review services, behavioral health care and pharmacy management services, and employee assistance services directly to insurance companies, HMOs and third party administrators. As of December 31, 2015, our field sales force consisted of over 1,400 sales representatives in approximately 130 field locations. In our Government business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees, as well as telephonic and group selling venues.

Competition and Industry Developments

Our business is subject to intense competition and continuing industry consolidation that has created an even more competitive business environment. In certain geographic locations, some health care companies may have significant market share positions, but no one competitor dominates the health care market nationally. In 2015, industry consolidation was significant with the announcement of our proposed merger with Anthem as well as Aetna Inc.'s proposed merger with Humana Inc. We expect a continuing trend of consolidation in the overall health care industry (including hospitals, pharmaceutical companies, and providers of medical technology and devices) given the current economic and political environment. We also expect continued vertical integration with the lines blurring between clinicians, hospitals and traditional insurers.

Competition in the health care market exists both for employers and other groups sponsoring plans and for employees in those instances where the employer offers a choice of products from more than one health care company. Most group policies are subject to annual review by the plan sponsor, who may seek competitive quotations prior to renewal. We expect competition to increase in the individual market as a result of the growth in public health insurance exchanges under Health Care Reform. Given the relatively immature individual market and limited data around claim experience, we expect some uncertainty and competitive volatility to continue through these initial years of the exchange roll out. Some of these risks are mitigated by the government risk mitigation programs.

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

8 CIGNA CORPORATION - 2015 Form 10-K

PART I
ITEM 1. Business

Our primary competitors in our U.S.-based health care businesses include:

•
Other national insurance and health services companies that provide group health and life insurance products;

•
Not for profit managed care organizations;

•
Other regional stand-alone managed care and specialty companies;

•
Managed care organizations affiliated with major insurance companies and hospitals; and

•
National managed pharmacy, behavioral health and utilization review services companies.

Our primary competitors in the international health care business include U.S. and other health insurance companies with global health benefits operations.

In addition to our traditional competitors, new competitors are emerging. Some of these newer competitors, such as hospitals and companies that offer web-based tools for employers and employees, are focused on delivering employee benefits and services through internet-enabled technology that allows consumers to take a more active role in the management of their health. This can be accomplished through financial incentives, access to enhanced quality medical data and other information sharing. The effective use of our health advocacy, customer insight and physician engagement capabilities, along with decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and we believe our capabilities in these areas will be competitive differentiators.

The health insurance marketplace will continue to be shaped by Health Care Reform and changes in Health Care Reform are continuing to occur, including a proposed definition of "small employer" that was to automatically increase to apply to employers with up to 100 employees in 2016. This would have subjected Cigna's insured group health insurance plans to PPACA requirements that are unique to the small employer and individual market. However legislation repealing this change was enacted late in 2015. In 2017, states have the ability to include larger employer groups (i.e. employers with more than 50 employees) in their small employer health exchanges. If that occurs, all group insurance policies issued in the state will be subject to small employer requirements such as community-rating. Late in 2015, legislation was enacted that delays implementation from 2018 to 2020 of the excise tax on high cost employer-sponsored health coverage (commonly referred to as the "Cadillac Tax"). State law changes that are inconsistent with federal law changes add additional uncertainty. See the "Regulation" section of this Form 10-K for additional information regarding Health Care Reform.

Global Supplemental Benefits

How We Win
  •
  Leveraging deep consumer insights to drive product innovation

  •
  Targeting the growing middle class and seniors populations globally

  •
  Leading innovative, direct to consumer distribution capabilities (over 150 affinity partners)

  •
  Easy to understand, affordable products designed to fill gaps in either private or public coverage

  •
  Locally licensed and managed by strong, locally developed talent

Products and Services	Key Geographies and Growth Markets	Distribution Channels

• Hospitalization	• Asia: South Korea, China, Taiwan,	• Telemarketing
• Dental	Indonesia and India	• Home Shopping & Direct
• Medicare Supplement	• Europe: UK and Turkey	Response Television
• Critical Illness	• United States: Medigap-style plans	• Independent agents
• Personal Accident	for retirees	• Bancassurance
• Term or Variable Universal Life		• Internet

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

CIGNA CORPORATION - 2015 Form 10-K 9

Back to Contents

PART I
ITEM 1. Business

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

Most of the businesses in this segment operate through foreign subsidiaries. We maintain a capital management strategy to retain overseas a significant portion of the earnings from these foreign operations. These undistributed earnings are deployed outside of the United States in support of the liquidity and capital requirements of our foreign operations. As a result, the effective tax rate for Global Supplemental Benefits reflects income tax expense that is generally lower than in the United States.

A global approach to underwriting risk management allows each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit our liability on per life, per risk, and per event (catastrophe) bases.

Markets and Distribution

Our supplemental health, life and accident insurance products sold in foreign countries are generally marketed through distribution partners with whom the individual insured has an affinity relationship. These products are sold primarily through direct marketing channels, such as outbound telemarketing, and in-branch bancassurance (when we partner with a bank and use the bank's sales channels to sell our insurance products). Marketing campaigns are conducted through these channels under a variety of arrangements with affinity partners, including banks, credit card companies and other financial and non-financial institutions. We also market directly to consumers via direct response television and the Internet. In certain countries, we market our products through captive and third party brokers and agents. Our Medicare supplement product line is distributed primarily through independent agents and telemarketing directly to the consumer.

South Korea represents our single largest geographic market for Global Supplemental Benefits. For information on this concentration of risk for the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") beginning on page 50 of this Form 10-K.

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

Competition

We expect that the competitive environment for global supplemental benefits will continue to intensify as U.S., Europe and other regionally-based insurance and financial services providers more aggressively pursue expansion opportunities across geographies, especially in Asia. We believe competitive factors will include branding, product and distribution innovation and differentiation, efficient management of marketing processes and costs, commission levels paid to distribution partners, the quality of claims, local network coverage, customer services and talent acquisition and retention. Additionally, in most overseas markets, perception of financial strength also will likely continue to be an important competitive factor.

Our competitors are primarily locally-based insurance companies, including insurance subsidiaries of banks primarily in Asia and Europe and multi-national companies. Insurance company competitors in this segment primarily focus on traditional product distribution through captive agents, with direct marketing being secondary channels. We estimate that we have less than 3% market share of the total insurance premiums in any given market in which we operate.

In the Medicare supplement business, the principal competitive factors are underwriting and pricing, relative operating efficiency, broker relations, and the quality of claims and customer service. Our primary competitors in this business include U.S.-based health insurance companies.

10 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1. Business

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

Data privacy regulation has tightened in all markets in the wake of data privacy news scandals, impacting affinity partner and customer attitudes toward direct marketing of insurance and other financial services.

Group Disability and Life

How We Win
  •
  Disability absence management model that reduces overall costs to employers

  •
  Integration of disability products with medical and specialty offerings, promoting health, wellness and optimizing employee productivity

  •
  Complementary portfolio of group disability, life and accident offerings

  •
  Disciplined underwriting, pricing and investment strategies supporting profitable long-term growth

Products and Services		Distribution Channels

• Short-term disability	• Group universal life	• Insurance brokers and consultants
• Long-term disability	• Personal and voluntary accident	• Sales representatives

• Leave administration	• Business travel accident
• Basic-term life	• Critical illness and Accidental injury	Customer Segments
• Voluntary term life

• National
• Middle Market
• Select

Our Group Disability and Life business markets its products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

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

We seek to integrate the administration of our disability insurance products with other disability benefit programs, behavioral programs, medical programs, social security advocacy, and administration of federal and state Family and Medical Leave Act ("FMLA") laws and other leave of absence programs. We believe this integration provides our customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. This integration also provides early insight into employees at risk for future disability claims. Coordinating the administration of these disability programs with medical programs offered by our health care business provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. The benefits of this integrated approach also include:

•
using information from the health care and disability databases to help identify, treat and manage disabilities before they become longer in duration or chronic and more costly; and

•
proactively reaching out to assist employees suffering from a mental health or chronic condition, either as a primary condition or as a result of another condition.

Our disability products and services are offered on a fully insured, experience-rated and ASO basis, although most are fully insured. As measured by 2015 premiums and fees, disability constituted 48% of this segment's business. Approximately 14,300 insured disability policies covering approximately eight million lives were in force as of December 31, 2015.

CIGNA CORPORATION - 2015 Form 10-K 11

PART I
ITEM 1. Business

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

As measured by 2015 premiums and fees, group life insurance constituted approximately 45% of this segment's business. Approximately 11,000 group life insurance policies covering over 7.5 million lives were in force as of December 31, 2015.

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

We also provide a number of voluntary products and services that are typically paid by the employee and offered at the employer's worksite. Our plans provide employers with administrative solutions designed to provide employers with a complete and simple way to manage their benefits program. In recent years, we have brought to market two additional voluntary offerings – accidental injury insurance and critical illness coverage. Both products provide additional dollar payouts to employees for unexpected accidents or more serious illnesses.

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

The premiums for these products are typically collected within the coverage year and then invested in assets that match the duration of the expected benefit payments that occur over many future years (primarily for disability benefits). With significant investments in longer-duration securities, net investment income is a critical element of profitability for this segment.

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

To reduce our exposure to large individual and catastrophic losses under group life, disability and accidental death policies, as well as our newer accidental injury and critical illness policies, we purchase reinsurance from a diverse group of unaffiliated reinsurers. Our comprehensive reinsurance program consists of quota share and excess of loss treaties and catastrophe coverage designed to mitigate earnings volatility and provide surplus protection.

Markets and Distribution

We market our group disability and life insurance products and services to employers, employees, professional and other associations and groups in the National, Middle Market and Select segments. In marketing these products, we primarily sell through insurance brokers and consultants and employ a direct sales force consisting of approximately 265 sales professionals in 27 office locations as of December 31, 2015.

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

The principal competitors of our group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products. As of December 31, 2015, we are one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

Industry Developments

Employers are expressing a growing interest in employee wellness, absence management and productivity and likewise are recognizing a strong link between employee health, productivity and their profitability. As this interest grows, we believe our healthy lifestyle and return-to-work programs and integrated family medical leave, disability and health care programs position us to deliver integrated

12 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1. Business

solutions for employers and employees. We also believe that our strong disability management portfolio and fully integrated programs provide tools for employers and employees to improve health status. This focus on managing the employee's total absence enables us to increase the number and effectiveness of interventions and minimize disabling events.

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

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We have recently been subject to such an examination. See Note 23 to the Consolidated Financial Statements for additional information.

The depressed level of interest rates in the United States over the last several years has constrained earnings growth in this segment due to lower yields on our fixed-income investments, and higher benefit expenses resulting from the discounting of future claim payments at lower interest rates.

Other Operations

Other Operations includes the following four businesses:

Corporate-owned Life Insurance

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

Run-off Settlement Annuity Business

Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 21% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. For contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

Run-off Reinsurance

Our reinsurance operations are an inactive business in run-off mode.

In February 2013, we effectively exited the GMDB and GMIB business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction, see Note 7 to the Consolidated Financial Statements.

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

Investments and Investment Income

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested Assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our reporting segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 53 and Notes 10 to 14 of our Consolidated Financial Statements.

CIGNA CORPORATION - 2015 Form 10-K 13

Back to Contents

PART I
ITEM 1. Business

We manage our investment portfolios to reflect the underlying characteristics of related insurance and contractholder liabilities and capital requirements, as well as regulatory and tax considerations pertaining to those liabilities and state investment laws. Insurance and contractholder liabilities range from short duration health care products to longer term obligations associated with disability and life insurance products and the run-off settlement annuity business. Assets supporting these liabilities are managed in segregated investment portfolios to facilitate matching of asset durations and cash flows to those of corresponding liabilities. Investment strategy and results are affected by the amount and timing of cash available for investment, competition for investments, economic conditions, interest rates and asset allocation decisions. We routinely monitor and evaluate the status of our investments, obtaining and analyzing relevant investment-specific information and assessing current economic conditions, trends in capital markets and other factors such as industry sector, geographic and property-specific information.

Separate Accounts

Our subsidiaries or external advisors manage Separate Account assets on behalf of contractholders. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders. As of December 31, 2015, our Separate Account assets consisted of:

•
$3.6 billion in separate account assets that constitute a portion of the assets of the Cigna Pension Plan;

•
$3.3 billion in separate account assets that support Variable Universal Life products sold as a part of our corporate-owned life insurance business, as well as through our Global Supplemental Benefits segment; and

•
$900 million in separate account assets that support primarily health care and other disability and life products.

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

•
claims processing, payment and appeals;

•
underwriting practices;

•
reinsurance arrangements;

•
solvency and financial reporting;

•
unfair trade and claim practices;

•
market conduct;

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

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy, CMS and comparable international regulators to assess compliance with applicable laws and regulations. In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests of information from, various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General ("OIG"), the Department of Labor and other state, federal and international authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of our business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

Our international subsidiaries are subject to regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. In addition, the expansion of our operations into foreign countries increases our exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 ("FCPA"). See page 18 for further discussion of international regulations.

14 CIGNA CORPORATION - 2015 Form 10-K

PART I
ITEM 1. Business

Health Care Reform

Health Care Reform mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. While certain components of Health Care Reform will continue to be phased in through 2020, most of the key provisions of Health Care Reform are now effective. Health Care Reform left many details to be established through regulations. Although federal agencies have published proposed and final regulations with respect to most provisions, many issues remain uncertain. Certain provisions of Health Care Reform have been, and will likely continue to be, subject to legal challenge.

Key Provisions of Health Care Reform

Various fees, including the health insurance industry tax and the reinsurance fee, were assessed beginning in 2014. The health insurance industry assessment, totaling $11.3 billion for the industry in 2015 and increasing to $14.3 billion by 2018, is not tax deductible. In December 2015, the federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018. Our share of this industry tax is determined based on our proportion of premiums for both our commercial and government risk businesses to the industry total. The reinsurance fee is a temporary (2014-2016) fixed dollar per customer levy on all insurers, HMOs and self-insured group health plans and is tax deductible.

The health insurance exchange enrollment process began on October 1, 2013 with coverage first effective in 2014. Each state has a state-based, a state and federal partnership, or a federally-facilitated health insurance exchange for individuals and small employer groups to purchase insurance coverage. Because individuals seeking to purchase health insurance coverage either on or off the exchanges are guaranteed to be issued a policy, Health Care Reform provides programs designed to reduce the risk for participating health insurance companies including: 1) a temporary (2014-2016) reinsurance program; and (2) a premium stabilization program comprised of two components: a temporary program (2014-2016) limiting insurer gains and losses, and a permanent program that adjusts premiums based on the relative health status of the customer base. See Note 2 to the Consolidated Financial Statements and the Introduction to the MD&A contained in this Form 10-K for additional information on these programs.

MLR requirements, as prescribed by HHS, became effective in January 2011 and require payment of premium rebates to group and individual policyholders if certain annual MLRs are not met in our commercial business. In December 2014, the federal government enacted legislation that provides permanent relief from certain Health Care Reform requirements for expatriate health coverage (including the MLR requirements).

Other provisions of Health Care Reform in effect include reduced Medicare Advantage premium rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. Beginning in 2015 and continuing into 2016, phase- in of the employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under Health Care Reform) to full-time employees and dependent children up to age 26 or be subject to penalties based on employer size. Health Care Reform also changed certain tax laws that effectively limit tax deductions for certain employee compensation paid by health insurers.

Our Medicare Advantage and Medicare Part D prescription drug plan businesses also have been impacted by Health Care Reform in a variety of additional ways, including mandated minimum reductions to risk scores, transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating for four or five stars from CMS and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. Beginning in 2014, Health Care Reform requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the finalized regulations promulgated by HHS, if the MLR for a CMS contract is less than 85%, we are required to pay a penalty to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years. Through Health Care Reform and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

We have substantially implemented the key provisions of Health Care Reform. Management continues to be actively engaged with regulators and policymakers with respect to rule-making. For the financial effects of certain Health Care Reform provisions, see the Overview section of our MD&A beginning on page 35 of this Form 10-K. In addition, accounting policies around the government's risk mitigation programs are further disclosed in Note 2 to the Consolidated Financial Statements.

Regulation of Insurance Companies

Financial Reporting, Internal Control and Corporate Governance

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. We expect states to expand regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the National Association of Insurance Commissioners ("NAIC") with

CIGNA CORPORATION - 2015 Form 10-K 15

Back to Contents

PART I
ITEM 1. Business

elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws. The NAIC formally adopted these requirements in late 2014, with applicability to U.S. insurers beginning in 2016.

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

In addition, various non-U.S. jurisdictions prescribe minimum surplus requirements that are based upon solvency, liquidity and reserve coverage measures. Our HMOs and life and health insurance subsidiaries, as well as non-U.S. insurance subsidiaries, are compliant with applicable RBC and non-U.S. surplus rules.

The Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), adopted by the NAIC, provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader approach to U.S. insurance regulation. ORSA includes a requirement to file an annual ORSA Summary Report in the lead state of domicile and now must be adopted into law by each state. Our insurance business in the United States is subject to these requirements and we filed our initial ORSA Summary Report as required in 2015.

Holding Company Laws

Our domestic insurance companies and certain of our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance company or an HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners.

Marketing, Advertising and Products

In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products.

Licensing Requirements

Certain of our subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by our HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements. Other laws and regulations affecting our pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances.

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

Other Federal and State Regulations

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

16 CIGNA CORPORATION - 2015 Form 10-K

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

In our Medicare Advantage business, we contract with CMS to provide services to Medicare beneficiaries pursuant to the Medicare program. As a result, our right to obtain payment (and the determination of the amount of such payments), enroll and retain members and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. Marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies, including applicable state departments of insurance. We will continue to allocate significant resources to our compliance, ethics and fraud and waste and abuse programs to comply with the laws and regulations governing Medicare Advantage and prescription drug plan programs.

Several of our subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007.

Federal Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects us to a variety of federal laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to our providing the relevant services under audit. These risks may include reimbursement claims as well as potential fines and penalties. For example, with respect to our Medicare Advantage business, CMS and the OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits") and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor ("RAC") audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. See "Business – Global Health Care" beginning on page 3 of this Form 10-K for additional information about our participation in government health-related programs.

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

Privacy, Security and Data Standards Regulations

The federal Health Insurance Portability and Accountability Act of 1996 and its implementing regulations ("HIPAA") imposes minimum standards on health insurers, HMOs, health plans, health care providers and clearinghouses for the privacy and security of protected health information. HIPAA also established rules that standardize the format and content of certain electronic transactions, including, but not limited to, eligibility and claims. Effective October 2015, entities subject to HIPAA were required to update their transaction formats for electronic data interchange standards and convert to new ICD-10 diagnosis and procedure codes.

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

Consumer Protection Laws

We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. In particular, the Federal Trade Commission is increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data.

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

CIGNA CORPORATION - 2015 Form 10-K 17

Back to Contents

PART I
ITEM 1. Business

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

Office of Foreign Assets Control Sanctions and Anti-Money Laundering

We also are subject to regulation by the Office of Foreign Assets Control of the Department of the Treasury that administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes.

Certain of our products are subject to Department of the Treasury anti-money laundering regulations under the Bank Secrecy Act.

In addition, we may be subject to similar regulations in non-U.S. jurisdictions in which we operate.

Antitrust Regulations

Federal and state antitrust regulators, such as the Department of Justice and state attorneys general, are reviewing the proposed merger with Anthem. In addition, our subsidiaries also engage in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

International Regulations

Our operations outside the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, intellectual property, labor and employment, consumer protection, direct-to-consumer communications activities, anti-corruption and anti-money laundering. Foreign laws and rules may include requirements that are different from or more stringent than similar requirements in the United States.

Our operations in countries outside the United States:

•
are subject to local regulations of the jurisdictions in which our subsidiaries conduct business,

•
in some cases, are subject to regulations in the locations of customers, and

•
in all cases, are subject to the FCPA.

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

If our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 19 for a discussion of risks related to our global operations.

Miscellaneous

Premiums and fees from CMS represented 21% of our total consolidated revenues for the year ended December 31, 2015 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2015. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to approval and acceptance.

We had approximately 39,300 employees as of December 31, 2015; 37,200 employees as of December 31, 2014; and 36,500 employees as of December 31, 2013.

18 CIGNA CORPORATION - 2015 Form 10-K

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

We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, restrict revenue and enrollment growth, increase health care, technology and administrative costs including capital requirements, and require enhancements to our compliance infrastructure and internal controls environment. Existing or future laws and rules also could require us to take other actions such as changing our business practices, thereby increasing our liability in federal and state courts for coverage determinations, contract interpretation and other actions.

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

Specifically, in the United States, significant changes are occurring in the health care system as a result of Health Care Reform. Substantially all of the key provisions of Health Care Reform are now effective. While federal agencies have published interim and final regulations with respect to certain requirements, many issues remain uncertain. It is difficult to predict the continuing impact of Health Care Reform on our business due to the political environment, the continuing development of implementing regulations and interpretive guidance, legal challenges and possible future legislative changes. We are unable to predict how these events will develop and what impact they will have on Health Care Reform, and in turn, on our business including, but not limited to, our relationships with current and future customers, producers and health care providers, products, services, processes and technology.

Further, if we fail to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to Health Care Reform and any other future legislative or regulatory changes, this failure may have a material adverse effect on our results of operations, financial condition and cash flows, including, but not limited to, our ability to maintain the value of our goodwill and other intangible assets.

Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, health maintenance organizations and insurance companies are regulated under specific state laws and regulations and other health care-related regulations. State regulations mandate minimum capital or restricted cash reserve requirements and subject us to assessments under guaranty fund laws and related regulations for certain obligations to claimants of insolvent insurance companies that would expose our business to the risk of insolvency of a competitor in these states. We also participate in the emerging private exchange marketplace. The extent to which states may issue regulations that apply to private exchanges remains uncertain.

In addition to the regulations discussed above, we are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

CIGNA CORPORATION - 2015 Form 10-K 19

Back to Contents

PART I
ITEM 1A. Risk Factors

The health care industry is also regularly subject to negative media attention, including as a result of the political environment and the ongoing debate concerning Health Care Reform. Such publicity may adversely affect our stock price and reputation in certain markets.

For more information on regulation, see "Business – Regulation" in Part I, Item 1 of this Form 10-K. See also the description of Health Care Reform's minimum medical loss ratio and customer rebate requirements in the "Business – Global Health Care" section beginning on page 3 of this Form 10-K.

We face price competition and other pressures that could result in premiums that are insufficient to cover the cost of the health care services delivered to our customers and inadequate medical claims reserves.

While health plans compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition. Our client and customer contracts are subject to negotiation as clients and customers seek to contain their costs, including by reducing benefits offered or elected. Alternatively, our clients and customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable pricing. Each of these events would likely negatively impact our financial results.

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, Health Care Reform includes an annual rate review requirement to prohibit unreasonable rate increases in the individual and small group health insurance markets and established minimum medical loss ratios for certain plans. Fiscal concerns regarding the continued viability of programs such as Medicare may cause decreasing reimbursement rates, delays in premium payments or insufficient increases in reimbursement rates for government-sponsored programs in which we participate. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of membership resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

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

Premiums in the health care business are generally set for one-year periods and are priced well in advance of the date on which the contract commences. Our revenue on Medicare policies is based on bids submitted mid-year in the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate and charge in premiums due to factors such as medical cost inflation, higher than expected utilization of medical services, new or costly drugs, treatments and technology, and membership mix. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, such as influenza-related health care costs, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in members' health care utilization patterns and provider billing practices. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs through underwriting criteria, provider contracting, utilization management and product design.

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

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives including: (1) driving growth in targeted geographies, product lines, customer buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets. Successfully executing these initiatives depends on a number of factors, including our ability to:

•
differentiate our products and services from those of our competitors;

•
develop and introduce new products or programs, particularly in response to government regulation and the increased focus on consumer-directed products;

•
grow our commercial product portfolio, including managing the uncertainties associated with mix and volume of business on public health insurance exchanges;

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

•
attract new and maintain existing customer relationships;
20 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

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

If these initiatives fail or are not executed effectively, it could harm our consolidated financial position and results of operations. For example, efforts to reduce operating expenses while maintaining the necessary resources and talent pool are important and, if not managed effectively, could have long-term effects on our business by negatively impacting our ability to drive improvements in the quality of our products and/or services. For our strategic initiatives to succeed, we must effectively integrate our operations, including our acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set and a focus on individual customers. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. In addition, the current competitive, economic and regulatory environment requires our organization to adapt rapidly and nimbly to new opportunities and challenges. We will be unable to do so if we do not make important decisions quickly, define our appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

We face risks related to litigation, regulatory audits and investigations.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of business, including that of administering and insuring employee benefit programs. These could include benefit claims, breach of contract actions, tort claims, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, antitrust claims, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and whistle blower claims and real estate disputes. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, and claims related to our administration of self-funded business. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry or, absent a class action, individual plaintiffs may bring multiple claims regarding the same subject matter against us and other companies in our industry.

With respect to our global operations, contractual rights, laws and regulations may be subject to interpretation or uncertainty to a greater degree than in the U.S., and therefore subject us to disputes by customers, governmental authorities or others.

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

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, CMS and the OIG and comparable authorities in foreign jurisdictions. With respect to our Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health care and disability insurance industry and increased scrutiny by other state and federal governmental agencies (such as state attornies general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings. These regulatory audits or reviews or actions by other governmental agencies could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including restrictions on our ability to market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity.

In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions ("the Notice"). The Notice requires the Company to suspend certain enrollment and marketing activities for its Medicare Advantage-Prescription Drug and Medicare Part D Plans. The Company is working to resolve these matters as quickly as possible. If, however, the Company is not able to address matters arising from the Notice in a timely and satisfactory manner, or if there are any changes in eligibility for government payments for our programs that are not resolved in a timely and satisfactory manner, the impact to our 2017 Medicare customer base and consolidated revenues, results of operations and cash flows could be material.

A description of material pending legal actions and other legal and regulatory matters is included in Note 23 to our Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur.

CIGNA CORPORATION - 2015 Form 10-K 21

Back to Contents

PART I
ITEM 1A. Risk Factors

There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, changes occurring as a result of Health Care Reform, compliance with government contracts and increased regulatory oversight.

Through our Government business, we contract with CMS and various state governmental agencies to provide managed health care services including Medicare Advantage plans and Medicare-approved prescription drug plans. Revenues from Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS and/or applicable state or local governments. Funding for these programs is dependent on many factors outside our control including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal or applicable state or local level and general political issues and priorities. These entities generally have the right to not renew or cancel their contracts with us on short notice without cause or if funds are not available. Unanticipated changes in funding, such as the application of sequestration by the federal or state governments, could substantially reduce our revenues and profitability.

The Medicare program has been the subject of regulatory reform initiatives, including Health Care Reform. The premium rates paid to Medicare Advantage plans are established by contract, although the rates differ depending on a combination of factors, many of which are outside our control. Health Care Reform ties a portion of each Medicare Advantage plan's reimbursement to the plan's "star rating" by CMS, with those plans receiving a rating of three or more stars eligible for quality-based bonus payments. The star rating system considers various measures adopted by CMS, including, among other things, quality of care, preventative services, chronic illness management and customer satisfaction. Beginning in 2015, plans must have a star rating of four or higher to qualify for bonus payments. Our Medicare Advantage plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their star ratings. If we do not maintain or continue to improve our star ratings, our plans may not be eligible for full-level quality bonuses. That outcome could adversely affect the benefits that our plans can offer as well as reduce our customer base and/or margins.

Contracts with CMS and the various state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements. If we fail to comply with these requirements, we may be subject to fines or other penalties that could impact our profitability.

Health Care Reform required establishing health insurance exchanges for individuals and small employers. Insurers participating on the health insurance exchanges are required to offer a minimum level of benefits and comply with requirements with respect to premium rates and coverage limitations. Our participation in these exchanges involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. In addition, the risk corridor, reinsurance, and risk adjustment provisions of Health Care Reform, established to apportion risk for insurers, may not be effective in appropriately mitigating the financial risks related to our products. For example, there continues to be uncertainty around CMS' ability to pay risk corridor receivables. In October 2015, CMS announced it would pay approximately 13% of insurers' 2014 coverage year risk corridor receivables. The appropriations bill signed by President Obama in December 2015 again restricts the sources of funding HHS may use to make risk corridor payments.

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

In addition, our Medicare Advantage and Medicare prescription drug businesses face a number of other risks including potential uncollectible receivables resulting from processing and/or verifying enrollment, inadequate underwriting assumptions, inability to receive and process correct information or increased medical or pharmaceutical costs. Actual results may be materially different than our assumptions and estimates regarding these complex and wide-ranging programs that could have a material adverse effect on our business, financial condition and results of operations.

If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health care providers, our business and results of operations may be adversely affected.

We directly and indirectly contract with physicians, hospitals and other health care professionals and facilities for the provision of health care services to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health care providers could refuse to contract, demand higher payments or take other actions that could result in higher medical costs or less desirable products for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected.

Our ability to develop and maintain satisfactory relationships with health care providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, increasing revenue and other pressures on health care providers and consolidation activity among hospitals, physician groups and health care providers. For example, ongoing

22 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

reductions by CMS and state governments in amounts payable to providers, particularly hospitals, for services provided to Medicare and Medicaid enrollees may exacerbate the cost shift to private payors, thereby adversely impacting our ability to maintain or develop new cost-effective health care provider contracts or result in a loss of revenues or customers.

Recent and continuing consolidation among physicians, hospitals and other health care providers, development of accountable care organizations and other changes in the organizational structures that physicians, hospitals and health care providers choose may change the way these providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way that we price our products or causing us to incur increased costs if we change our operations to be more competitive. Our focus on developing collaborative accountable care organizations and independent practice associations or similar business arrangements with physicians and other health care providers may not achieve intended benefits that could adversely affect our strategy or prospects.

Out-of-network providers are not limited in the amount they bill by any agreement with us. While benefit plans place limits on the amount of charges that will be considered for reimbursement, such limitations can be difficult to enforce. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

We are dependent on the success of our relationships with third parties for various services and functions, including, but not limited to, certain pharmacy benefit management services.

To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services, such as pharmacy benefit management services, information technology, medical management services, call center and claim services. Our operations may be adversely affected if these third parties fail to satisfy their obligations to us or if the arrangement is terminated in whole or in part or if there is a contractual dispute between us and these third parties. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations or any security breach involving one of our third-party vendors or a dispute between us and a third party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation. In addition, with respect to services or functions outsourced to third parties in foreign jurisdictions, we also are exposed to risks inherent in conducting business outside of the United States.

Outsourcing also may require us to change our existing operations, adopt new processes for managing these service providers and/or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing business processes or our third party vendors do not perform as expected, we may not realize, or not realize on a timely basis, the anticipated economic and other benefits of these relationships. This could result in substantial costs or regulatory compliance issues, divert management's attention from other strategic activities, negatively affect employee morale or create other operational or financial problems for us. Terminating or transitioning in whole or in part arrangements with key vendors could result in additional costs or penalties, risks of operational delays or potential errors and control issues during the termination or transition phase. We may not be able to find an alternative vendor in a timely manner or on acceptable terms. If there is an interruption in business or loss of access to data resulting from a termination or transition in services, we may not be able to meet the demands of our customers and, in turn, our business and results of operations could be adversely impacted.

Acquisitions, joint ventures and other transactions involve risks and we may not realize the expected benefits because of integration difficulties, underperformance relative to our expectations and other challenges.

As part of our growth strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements and other relationships (collectively referred to as "transactions"), with the expectation that these transactions will result in various benefits. Our ability to achieve the anticipated benefits of these transactions is subject to numerous uncertainties and risks, including our ability to integrate operations, resources and systems in an efficient and effective manner. We could also face challenges in implementing business plans; changes in laws and regulations or conditions imposed by regulations applicable to the business; retaining key employees; and general competitive factors in the marketplace. These events could result in increased costs, decreases in expected revenues, earnings or cash flow, and goodwill or other intangible asset impairment charges. Further, we may finance transactions by issuing common stock for some or all of the purchase price that could dilute the ownership interests of our shareholders, or by incurring additional debt that could impact our ability to access capital in the future.

In addition, effective internal controls are necessary to provide reliable and accurate financial reports and to mitigate the risk of fraud. The integration of businesses is likely to cause increasing complexity in our systems and internal controls and make them more difficult to manage. Any difficulties in assimilating businesses into our control system could cause us to fail to meet our financial reporting obligations. Ineffective internal controls also could cause investors to lose confidence in our reported financial information that could negatively impact the trading price of our stock and our access to capital.

As a global company, we face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect our multinational operations and/or our long-term growth.

As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks can vary substantially by market, and include political, legal, operational, regulatory, economic

CIGNA CORPORATION - 2015 Form 10-K 23

Back to Contents

PART I
ITEM 1A. Risk Factors

and other risks, including government intervention that we do not face in our U.S. operations. The global nature of our business and operations may present challenges including, but not limited to, those arising from:

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

•
foreign currency exchange rates and fluctuations that may have an impact on the future costs or on future sales and cash flows from our international operations, and any measures that we may implement may not be effective in reducing the effect of volatile currencies and other risks of our international operations;

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

These factors may increase in significance as we continue to expand globally, and any one of these challenges could negatively affect our operations or long-term growth. For example, due to the concentration of our international business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic, regulatory and geopolitical developments in that country, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results.

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

Our business is highly dependent on maintaining both effective information systems and the integrity and timeliness of the data we use to serve our customers and health care professionals and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we or our third-party service providers were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our customers and health care professionals and hinder our ability to establish appropriate pricing for products and services, retain and attract customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. Increasing regulatory and legislative mandated changes will place additional demands on our information technology infrastructure that could have a direct impact on available resources for projects more directly tied to strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies including more sophisticated applications for mobile devices. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may impede our ability to deliver services at a competitive cost. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

In addition, our business is highly dependent upon our ability to perform in an efficient and uninterrupted fashion, necessary business functions, such as claims processing and payment, internet support and customer call centers, and processing new and renewal business.

24 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

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

As a large health services company, we are subject to cyber-attacks. If we are unable to prevent or contain the effects of any such attacks, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.

Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information. Computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. As we increase the amount of personal information that we store and share digitally, our exposure to data security and related cybersecurity risks increases including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. We have implemented security technologies, processes and procedures to protect consumer identity; however, there are no assurances that such measures will be effective against all types of breaches. The techniques used change frequently or are often not recognized until launched, because cyber-attacks can originate from a wide variety of sources including third parties such as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to a security breach as a result of their failure to perform in accordance with contractual arrangements.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.

In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties could expose our customers' private information and our customers to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy also could negatively affect the achievement of our strategic initiatives. The occurrence of such events would also negatively affect our ability to compete, others' trust in us, our reputation, membership and revenues and expose us to mandatory disclosure to the media, litigation and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, our business and reputation could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction. We also are subject to various other consumer protection laws that regulate our communications with customers.

These laws, rules, and contractual requirements are subject to change. Compliance with new privacy, security and data laws, regulations and requirements may result in increased operating costs, and may constrain or require us to alter our business model or operations. For example, the HITECH amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business. While we completed the transition to ICD-10, if unforeseen circumstances arise, it is possible that we could be exposed to investigations and allegations of noncompliance which could have a material adverse effect on our results of operations, financial position and cash flows. In addition, if some providers continue to use ICD-9 codes on claims, we have to reject such claims, leading to claim resubmissions, increased call volume and provider and customer dissatisfaction. Further, providers may use ICD-10 codes differently than they used ICD-9 codes in the past, potentially resulting in lost revenues under risk adjustment. If we did not adequately implement the new ICD-10 coding set, or if providers in our network did not adequately transition to the new ICD-10 coding set, our results of operations, financial position and cash flows may be materially adversely affected.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities

CIGNA CORPORATION - 2015 Form 10-K 25

Back to Contents

PART I
ITEM 1A. Risk Factors

including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act legislation and related regulations being adopted to enhance regulators' enforcement powers and whistleblower incentives and protections mean that our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

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

Notwithstanding our pharmacy benefits management services arrangement with a third-party vendor, we remain responsible to regulators and our clients and customers for the delivery of those pharmacy benefit management services that we contract to provide. This business is subject to federal and state regulation, including federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. In addition, certain of our subsidiaries are pharmacies subject to state licensing and U.S. Drug Enforcement Agency registration requirements and laws concerning labeling, packaging, advertising and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with such regulations by us or our third-party vendor(s) could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

Our pharmacy benefit management business also would be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and we could suffer liability exposure and reputational harm in connection with purported errors by mail order or retail pharmacy businesses.

In operating onsite clinics and other types of medical facilities, we may be subject to additional liability that could result in significant time and expense.

In addition to contracting with physicians and other health care providers for services, we employ physicians and other health care professionals at onsite low acuity and primary care clinics that we operate for our customers, as well as certain clinics for our employees. In addition, our Government business operates LivingWell health centers and we own and operate multispecialty health care centers, low acuity clinics and other types of centers in the Phoenix, Arizona metropolitan area that employ physicians and other health care professionals. As a direct employer of health care professionals and as an owner or operator of medical facilities, we are subject to liability for negligent acts, omissions, or injuries occurring at one of these clinics or caused by one of our employees. Even if any claims brought against us are unsuccessful or without merit, we still have to defend against such claims. The defense of any actions may result in significant expenses that could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation.

Significant stock market or interest rate declines could result in additional unfunded pension obligations resulting in the need for additional plan funding by us and increased pension expenses.

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

26 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

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

As of December 31, 2015, our outstanding long-term debt totaled $5.0 billion. In the event of adverse economic and industry conditions, we may be required to dedicate a greater percentage of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may be available only on unfavorable terms.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

Global economic conditions continue to be challenging. Many factors, including geopolitical issues, confidence in any economic recoveries and any future economic downturns, availability and cost of credit and other capital and consumer spending can negatively impact expectations for the U.S. and global economies. Our results of operations could be materially and adversely affected by the impact of unfavorable economic conditions on our customers (both employers and individuals), health care providers and third-party vendors. For example:

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

In addition, during a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced reimbursements or payments in state and federal government programs such as Medicare and Social Security. These state and federal budgetary pressures also could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

We are subject to the credit risk of our reinsurers.

We enter into reinsurance arrangements with other insurance companies, primarily to limit losses from large exposures or to permit recovery of a portion of direct losses. We also may enter into reinsurance arrangements in connection with acquisition or divestiture transactions when the underwriting company is not being acquired or sold.

CIGNA CORPORATION - 2015 Form 10-K 27

Back to Contents

PART I
ITEM 1A. Risk Factors

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

We may not complete the proposed transaction with Anthem within the time frame we anticipate or at all, potentially negatively affecting our business, financial results and operations.

On July 23, 2015, we entered into an agreement under which Anthem will acquire all of the outstanding shares of our common stock. The transaction is subject to a number of closing conditions, such as antitrust and other regulatory approvals that may not be received or may take longer than expected. The transaction is also subject to other risks and uncertainties, including that either we or Anthem could exercise our respective termination rights. If the transaction is not consummated within the expected time frame, or at all, we and our shareholders would not realize the expected benefits of the merger.

The announcement and pendency of the proposed merger transaction with Anthem, Inc. could have an adverse effect on our business.

The announcement and pendency of the proposed merger transaction with Anthem could cause disruptions and create uncertainty surrounding our business, which could affect our relationships with our clients, customers, providers, vendors and/or employees, regardless of whether the proposed transaction is completed. We could also potentially lose key employees, clients and/or vendors, or our provider arrangements could be disrupted. In addition, we have diverted, and will continue to divert, management resources towards the completion of the proposed transaction that may divert management's attention and our resources from ongoing business and operations.

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

28 CIGNA CORPORATION - 2015 Form 10-K

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our global real estate portfolio consists of approximately 7.8 million square feet of owned and leased properties. Our domestic portfolio has approximately 5.9 million square feet in 40 states, the District of Columbia, Puerto Rico and the Virgin Islands. Our International properties contain approximately 1.9 million square feet located throughout the following countries: Bahrain, Belgium, Canada, China, Hong Kong, India, Indonesia, Kenya, Malaysia, New Zealand, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

Our principal, domestic office locations, including various support operations, along with Group Disability and Life Insurance, Health Services, Core Medical and Service Operations and the domestic office of our Global Supplemental Benefits business are the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters) and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building measures approximately 893,000 square feet and is owned, while Two Liberty Place measures approximately 322,000 square feet and is leased office space.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3. Legal Proceedings

The information contained under "Litigation Matters," "Regulatory Matters" and "Other Legal Matters" in Note 23 to our Financial Statements beginning on page 113 of this Form 10-K, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

CIGNA CORPORATION - 2015 Form 10-K 29

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 51, Executive Vice President and Global Chief Marketing Officer of Cigna beginning May 2013; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 56, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 50, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

HERBERT A. FRITCH, 65, President, Cigna HealthSpring beginning January 2012; and Chairman of the Board and Chief Executive Officer of HealthSpring and its predecessor, NewQuest, LLC, from commencement of operations in September 2000 until HealthSpring was acquired by Cigna in January 2012.

NICOLE S. JONES, 45, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

THOMAS A. McCARTHY, 59, Executive Vice President and Chief Financial Officer of Cigna beginning July 2013; Vice President of Finance with responsibility for treasury, tax, strategy and corporate development, and management of run-off reinsurance from February 2003 until July 2013; Acting Chief Financial Officer from September 2010 until June 2011, and Treasurer from July 2008 until June 2011.

MATTHEW G. MANDERS, 54, President, U.S. Commercial Markets and Global Health Care Operations beginning June 2014; President, Regional and Operations from November 2011 until June 2014; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; and President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010.

JOHN M. MURABITO, 57, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

JASON D. SADLER, 47, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

30 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 115 of this Form 10-K. As of December 31, 2015, the number of shareholders of record was 6,389. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2015:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2015	1,050	$135.31	–	$664,765,230
November 1-30, 2015	4,723	$131.93	–	$664,765,230
December 1-31, 2015	1,154,152	$142.94	1,153,013	$499,953,134

Total	1,159,925	$142.89	1,153,013	N/A

(1)
Includes shares tendered by employees as payment of taxes withheld on vesting of restricted stock and strategic performance shares granted under the Company's equity compensation plans. Employees tendered 1,050 shares in October, 4,723 in November and 1,139 shares in December 31, 2015.

(2)
Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program. The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement. In 2015, the Company repurchased 5.5 million shares for $683 million. Remaining authorization under the program was approximately $500 million as of December 31, 2015. From January 1, 2016 through February 25, 2016, the Company repurchased 0.8 million shares for $110 million. Remaining authorization under the program was $390 million as of February 25, 2016.

(3)
Approximate dollar value of shares is as of the last date of the applicable month.
CIGNA CORPORATION - 2015 Form 10-K 31

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2010 – December 31, 2015

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15

Cigna	$100	$115	$146	$239	$282	$400

S&P 500 Index	$100	$102	$118	$157	$178	$181

S&P Managed Health Care, Life & Health Ins. Indexes**	$100	$121	$130	$195	$249	$293

*
Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2010 and that all dividends were reinvested.

**
Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.
32 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 6. Selected Financial Data

ITEM 6. Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2015	2014	2013	2012	2011

TOTAL REVENUES	$37,876	$34,914	$32,380	$29,119	$21,865
Shareholders' net income	$2,094	$2,102	$1,476	$1,623	$1,260
NET INCOME	$2,077	$2,094	$1,478	$1,624	$1,261

Shareholders' net income per share:
Basic	$8.17	$7.97	$5.28	$5.70	$4.65
Diluted	$8.04	$7.83	$5.18	$5.61	$4.59
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Cash and investments	$26,681	$25,762	$25,160	$26,638	$27,180
Total assets(1)	$57,088	$55,870	$54,306	$53,700	$50,659
Long-term debt(1)	$5,020	$4,979	$4,984	$4,952	$4,952
Total liabilities(1)	$44,975	$44,991	$43,629	$43,817	$42,665
Shareholders' equity	$12,035	$10,774	$10,567	$9,769	$7,994
Employees	39,300	37,200	36,500	35,800	31,400

(1)
As explained in Note 2(B) to the Consolidated Financial Statements, in the fourth quarter of 2015, we retrospectively adopted Accounting Standards Update 2015-03 "Simplifying the Presentation of Debt Issuance Costs," that requires debt issuance costs to be netted against long-term debt. Amounts presented above for the years 2011 through 2014 for total assets, long-term debt, and total liabilities have been retrospectively adjusted to conform to the new guidance. The impact was not material.
CIGNA CORPORATION - 2015 Form 10-K 33

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and the "Risk Factors" contained in Part I, Item 1A of this Annual Report on Form 10-K ("Form 10-K") .

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

In this MD&A, our consolidated measures "operating revenues" and "adjusted income from operations" are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures "total revenues" and "shareholders' net income."

We define operating revenues as total revenues excluding realized investment results. We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment. As a result, gains or losses created in this process may not be indicative of past or future underlying performance of the business.

We use adjusted income (loss) from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. Beginning on January 1, 2015, we define adjusted income from operations as shareholders' net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Prior period segment information has been restated to reflect these new performance metrics. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•
Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•
Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company's business operations. The amortization amount is net of one-time benefits of acquisitions in which the fair value of net assets acquired exceeds the purchase price.

•
Special items, if any, are excluded because management believes they are not representative of the underlying results of operations. See Note 22 to the Consolidated Financial Statements for descriptions of special items.

In 2013, adjusted income from operations also excluded the results of the guaranteed minimum income benefit ("GMIB") business prior to the reinsurance transaction with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire").

34 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's strategy is to "Go Deep", "Go Global" and "Go Individual" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. In addition to these ongoing operations, we also have certain run-off operations.

For further information on our business and strategy, please see Item 1, "Business" in this Form 10-K.

Executive Overview

This section includes a discussion of our consolidated financial results over the past three years as well as key trends and transactions impacting our business.

Financial Summary

Summarized below are certain key measures of our performance for the years ended December 31:

	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(Dollars in millions, except per share amounts)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Operating revenues(1)
Global Health Care	$29,929	$27,290	$25,296	$2,639	10%	$1,994	8%
Global Supplemental Benefits	3,149	3,005	2,639	144	5	366	14
Group Disability and Life	4,271	3,970	3,747	301	8	223	6
Other Operations	485	510	489	(25)	(5)	21	4
Corporate	(15)	(15)	(4)	–	–	(11)	(275)

Total operating revenues	37,819	34,760	32,167	3,059	9	2,593	8

TOTAL REVENUES	$37,876	$34,914	$32,380	$2,962	8%	$2,534	8%

Adjusted Income (Loss) From Operations(1)
Global Health Care	$1,848	$1,752	$1,699	$96	5%	$53	3%
Global Supplemental Benefits	262	243	200	19	8	43	22
Group Disability and Life	324	317	311	7	2	6	2
Other Operations	75	68	88	7	10	(20)	(23)
Corporate	(253)	(265)	(222)	12	5	(43)	(19)

TOTAL ADJUSTED INCOME FROM OPERATIONS	$2,256	$2,115	$2,076	$141	7%	$39	2%

SHAREHOLDERS' NET INCOME(1)	$2,094	$2,102	$1,476	$(8)	–%	$626	42%

Earnings per share (diluted):
Adjusted income from operations(1)	$8.66	$7.87	$7.29	$0.79	10%	$0.58	8%
Shareholders' net income(1)	$8.04	$7.83	$5.18	$0.21	3%	$2.65	51%

Global medical customers (in thousands)(2)	14,999	14,456	14,078	543	4%	378	3%

(1)
See Consolidated Results of Operations on page 39 for reconciliations of Operating revenues to Total revenues and Adjusted income from operations to Shareholders' net income on a dollar and per share basis.

(2)
2013 excludes limited benefits customers.
CIGNA CORPORATION - 2015 Form 10-K 35

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating revenues increased in both 2015 and 2014 in each of our ongoing reporting segments (Global Health Care, Global Supplemental Benefits, and Group Disability and Life). These increases are primarily attributable to customer growth in our targeted market segments, rate actions in our commercial health care businesses to recover medical cost trend as well as amounts assessed under Health Care Reform (as defined on page 2 in this Form 10-K), and growth in our specialty businesses within our Global Health Care segment.

Total revenues. The increases in operating revenues in both 2015 and 2014 were partially offset by decreases in realized investment results. See additional discussion in our Consolidated financial results beginning on page 39 of this MD&A.

Shareholders' net income was flat in 2015 compared with 2014 primarily due to higher adjusted income from operations as discussed below offset by lower realized investment gains and the impact of the 2015 special item charges described in our Consolidated financial results on page 40 of this MD&A. Shareholders' net income per share in 2015 and 2014 benefited from the favorable effect of share repurchase.

For 2014, the significant increase in shareholders' net income compared with 2013 is largely due to the absence of the $507 million after-tax charge associated with the reinsurance agreement with Berkshire recorded in 2013. See Note 7 to the Consolidated Financial Statements for further information.

Adjusted income from operations increased in both 2015 and 2014 reflecting higher earnings in each of our ongoing reporting segments. These favorable effects were driven by continued customer growth in our targeted market segments and improved contributions from our specialty health care businesses. Adjusted income from operations per share in 2015 and 2014 benefited from share repurchase.

Global medical customers. Our medical customer base increased in 2015, primarily driven by growth in our targeted market segments and the acquisition of QualCare Alliance Networks, Inc. Excluding customers from our limited benefits business that we were required to exit in 2014, our medical customer base increased in 2014 compared with 2013, primarily due to growth in our targeted market segments.

Further discussion of detailed components of revenues and expenses can be found in the "Consolidated Results of Operations" section of this MD&A beginning on page 39. For further analysis and explanation of individual segment results, see the "Segment Reporting" section of this MD&A beginning on page 48.

Key Transactions and Other Significant Items

Proposed Merger with Anthem, Inc. ("Anthem")

On July 23, 2015, we entered into a definitive agreement to merge with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company. Upon closing, our shareholders will receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company. The closing price of Anthem common stock on February 24, 2016 was $130.75. At special shareholders' meetings held in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement. Consummation of the merger remains subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals and the absence of a legal restraint prohibiting the consummation of the merger. See Note 3 to the Consolidated Financial Statements for additional details. In addition, see Item 1A. – Risk Factors in this Form 10-K for risks to our business due to the proposed merger.

Management expects this transaction to close in the second half of 2016

Other Significant Items Reported in Prior Years:

•
Run-off reinsurance transaction:  See Note 7 to the Consolidated Financial Statements for further information.

•
Disability claims regulatory matter:  See Note 23 to the Consolidated Financial Statements for further information.

•
Organizational efficiency plan:  See Note 6 to the Consolidated Financial Statements for further information.

Health Care Industry Developments

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act ("Health Care Reform") and the implementing regulations have resulted in broad changes that are meaningfully impacting the industry, including relationships with customers and health care providers, the design of products and services, and pricing and delivery systems. In 2014, there were changes resulting from the implementation of Health Care Reform regulations including public exchanges, a non-deductible industry tax in addition to fees and assessments, and minimum medical loss ratio requirements for Medicare Advantage and Medicare Part D plans. In both 2014 and 2015, there were ongoing payment reductions for Medicare Advantage plans by the Centers for Medicare & Medicaid Services ("CMS"). Collectively, these changes have had a significant impact on our business and customers, requiring adjustments to our business model to mitigate their effects on our results of operations and cash flows.

36 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The "Regulation" section of this Form 10-K provides a detailed description of Health Care Reform provisions and other legislative initiatives that impact our domestic health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services ("HHS"). The discussion below provides a summary of the financial impacts of key provisions of Health Care Reform and certain other regulatory matters in 2015 and beyond.

Item	Description

Medicare Advantage ("MA")	CMS actions: In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions ("the Notice"). The Notice requires the Company to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the ability of current enrollees to remain covered by the Company's Medicare Advantage-Prescription Drug or Medicare Part D Plans. See Note 23 to the Consolidated Financial Statement for additional information.
Based on management's current expectations, we do not expect any impact to the Company's consolidated results of operations, financial condition or cash flows to be material.

If the CMS sanctions remain in effect beyond management's current expectations, we do not expect a material impact on 2016 consolidated results of operations, financial condition or cash flows. If, however, the Company is not able to address matters arising from the Notice in a timely and satisfactory manner, or if there are changes in eligibility for government payments for our programs that are not resolved in a timely and satisfactory manner, the impact to our 2017 Medicare customer base and consolidated revenues, results of operations and cash flows could be material.

2016 MA Rates: Final MA reimbursement rates for 2016, published by CMS in April 2015, have decreased funding for MA participants with the highest clinical needs, including those with multiple chronic conditions. We reflected these 2016 rates in our bids to CMS submitted during the second quarter of 2015 and currently expect that the 2016 final MA reimbursement rates will decrease funding for our Medicare Advantage business by approximately 2% in 2016 compared to 2015. We do not expect the 2016 MA rates to have a material impact on our consolidated results of operations or cash flows in 2016 and beyond.

Health Care Reform Taxes and Fees • Industry Tax	Health Insurance Industry Tax: This non-deductible tax is being levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We recognized approximately $310 million in operating expenses in 2015 compared with approximately $240 million in 2014. The increase in 2015 largely reflects growth in the industry assessment from $8 billion in 2014 to $11.3 billion in 2015. Because this tax is not deductible for federal income tax purposes, our effective tax rate increased from historical levels in 2014 and 2015. Of the full year 2015 tax, $170 million relates to our commercial business and $140 million to our Medicare business. For our commercial business, we incorporated the industry tax into target pricing actions. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates have contributed to lower margins in the Government operating segment in both 2015 and 2014.

Because the industry assessment in 2016 is also $11.3 billion, we expect our share of the tax, and its effect on our results of operations, to be similar to 2015. In December 2015, federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018. For our commercial business, our target pricing actions related to 2017 and 2018 plan years will reflect the impacts of this legislation. For our Medicare business, we expect to partially mitigate the impacts of this legislation.

See the Consolidated Results of Operations and Global Health Care segment sections of this MD&A and Note 2(B) to the Consolidated Financial Statements for further discussion.
• Reinsurance Fee

Reinsurance Fee: This tax deductible fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D. Proceeds from the fee are being used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014. For our insured business, we recognized approximately $70 million in 2015 compared with $110 million in 2014. We incorporate these fees into target pricing actions.

Public Health Exchanges	Public Health Exchanges: For 2015, we offered individual coverage on eight public health insurance exchanges (Arizona, Colorado, Florida, Georgia, Maryland, Missouri, Tennessee and Texas). In 2016, we exited the Florida public exchange market.

CIGNA CORPORATION - 2015 Form 10-K 37

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Mitigation Programs

See Note 2(R) to the Consolidated Financial Statements for a description of and our accounting policy for these programs that commenced in 2014.

In 2015, shareholders' net income included after-tax benefits of approximately $250 million related to the 2015 coverage year risk mitigation programs, consisting of approximately $100 million for reinsurance and approximately $75 million each for the risk adjustment and risk corridor programs. After-tax benefits reported below for each program in 2015 also included the effects of updates to 2014 coverage year amounts based on CMS data received in June 2015.

The following table presents the after-tax benefits to shareholders' net income from these programs for the years ended December 31, 2015 and 2014 and our net receivable balances as of December 31, 2015 and 2014.

	After-tax Impact on Shareholders' Net Income(1) For the Years Ended December 31,		Net Receivable Balance(2) As of December 31,

(In millions)	2015	2014	2015	2014

Reinsurance	$125	$109	$158	$167
Risk Adjustment	92	49	118	76
Risk Corridor	49	40	134	62

Total	$266	$198	$410	$305

(1)
After-tax impacts reported in 2015 included an increase for the 2014 coverage year of approximately $20 million based on CMS data received in June 2015. For the 2015 coverage year, we have accrued reinsurance recoveries at the 50% coinsurance rate prescribed by Health Care Reform.

(2)
Net receivables for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable. For the reinsurance program, receivables are reported in reinsurance recoverables.

In 2015, we received approximately $300 million related to the 2014 risk mitigation programs. CMS paid substantially all amounts due under the 2014 reinsurance and risk adjustment programs. In addition, CMS paid approximately 13% of insurers' 2014 coverage year risk corridor receivables. CMS has acknowledged its legal obligation to pay insurers under the risk corridor program for the balance of the 2014 coverage year as well as the 2015 coverage year, as required by Health Care Reform. If CMS' risk corridor program collections, including carryovers from prior years, are insufficient to satisfy its payment obligations, CMS has stated that it will explore other funding sources subject to the availability of appropriations that may require congressional approval. We are continuing to monitor developments related to the risk corridor program.

38 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Summarized below are our results of operations on a GAAP basis.

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Premiums	$29,642	$27,214	$25,575	$2,428	9%	$1,639	6%
Fees and other revenues	4,488	4,141	3,601	347	8	540	15
Net investment income	1,153	1,166	1,164	(13)	(1)	2	–
Mail order pharmacy revenues	2,536	2,239	1,827	297	13	412	23

Operating revenues	37,819	34,760	32,167	3,059	9	2,593	8
Net realized investment gains	57	154	213	(97)	(63)	(59)	(28)

Total revenues	37,876	34,914	32,380	2,962	8	2,534	8

Global Health Care medical costs	18,354	16,694	15,867	1,660	10	827	5
Other benefit expenses	4,936	4,640	4,998	296	6	(358)	(7)
Mail order pharmacy costs	2,134	1,907	1,509	227	12	398	26
Other operating expenses	8,982	8,174	7,595	808	10	579	8
Amortization of other acquired intangible assets, net	143	195	235	(52)	(27)	(40)	(17)

Benefits and expenses	34,549	31,610	30,204	2,939	9	1,406	5

Income before income taxes	3,327	3,304	2,176	23	1	1,128	52
Income taxes	1,250	1,210	698	40	3	512	73

Net income	2,077	2,094	1,478	(17)	(1)	616	42
Less: net income (loss) attributable to noncontrolling interests	(17)	(8)	2	(9)	(113)	(10)	N/M

Shareholders' net income	$2,094	$2,102	$1,476	$(8)	–%	$626	42%

CIGNA CORPORATION - 2015 Form 10-K 39

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

A reconciliation of shareholders' net income to adjusted income from operations follows:

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Shareholders' net income	$2,094	$2,102	$1,476	$(8)	–%	$626	42%
After-tax adjustments required to reconcile to adjusted income from operations:
Results of GMIB business	–	–	(25)	–		25
Net realized investment (gains)	(40)	(106)	(141)	66		35
Amortization of other acquired intangible assets, net	80	119	144	(39)		(25)
Special items:
Debt extinguishment costs (See Note 15 to the Consolidated Financial Statements)	65	–	–	65		–
Merger-related transaction costs (See Note 3 to the Consolidated Financial Statements)	57	–	–	57		–
Costs associated with PBM services agreement (See Note 22 to the Consolidated Financial Statements)	–	–	24	–		(24)
Charge related to reinsurance transaction (See Note 7 to the Consolidated Financial Statements)	–	–	507	–		(507)
Charge for disability claims regulatory matter (See Note 23 to the Consolidated Financial Statements)	–	–	51	–		(51)
Charge for organizational efficiency plans (See Note 6 to the Consolidated Financial Statements)	–	–	40	–		(40)

ADJUSTED INCOME FROM OPERATIONS	$2,256	$2,115	$2,076	$141	7%	$39	2%

Other Key Consolidated Financial Data
Earnings per share (diluted):
Shareholders' net income	$8.04	$7.83	$5.18	$0.21	3%	$2.65	51%
Per share impact of after-tax adjustments to
shareholders' net income
Results of GMIB business	–	–	(0.09)	–		0.09
Net realized investment (gains)	(0.15)	(0.40)	(0.49)	0.25		0.09
Amortization of other acquired intangible assets, net	0.30	0.44	0.51	(0.14)		(0.07)
Special items	0.47	–	2.18	0.47		(2.18)

Adjusted income from operations	$8.66	$7.87	$7.29	$0.79	10%	$0.58	8%

Effective tax rate	37.6%	36.6%	32.1%	100 bps		450 bps

40 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations: 2015 Compared to 2014 and 2014 Compared to 2013
•
Revenues. The components of revenue changes are discussed further below:

•
Premiums. The increase in 2015 compared with 2014 reflects premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life. These results are primarily attributable to customer growth in our targeted market segments and rate actions in our commercial health care businesses consistent with medical cost trend. The increase in 2014 compared with 2013 was driven primarily by rate increases to recover both medical cost trend and new taxes and fees assessed under Health Care Reform. Business growth in certain of our market segments also contributed to the increase in 2014.

•
Fees and other revenues. The increases in both 2015 and 2014 largely reflected growth from specialty products offered through our Global Health Care segment and an increased customer base for our administrative services only business. Fees and other revenues also included pre-tax losses of $39 million in early 2013 attributable to the hedge program associated with the guaranteed minimum death benefit ("GMDB") and GMIB business prior to the reinsurance transaction with Berkshire.

•
Net investment income decreased in 2015 versus 2014, due to lower investment yields from the continued low interest rate environment and unfavorable foreign currency effects partially offset by higher average invested assets. In 2014, net investment income was flat compared with 2013, reflecting higher average investment assets offset by lower yields.

•
Mail order pharmacy revenues increased in both 2015 and 2014 driven by greater volume, primarily for specialty medications (injectables) due to our higher customer base and home delivery utilization.

•
Realized investment results. In 2015, realized investment results decreased compared with 2014, primarily due to higher impairment losses on certain externally managed fixed maturities, particularly within the energy sector, that have an increased probability of sale prior to recovery of amortized cost. These impairments were driven by increased market yields. The significant decrease in 2014, compared with 2013, resulted primarily from the absence of large gains on sales of fixed maturities in 2013 related to funding the reinsurance transaction with Berkshire. See Note 14 to the Consolidated Financial Statements for additional information.

•
Global Health Care medical costs. The increases in both 2015 and 2014 were primarily due to customer growth in our government business and, to a lesser extent, medical cost inflation.

•
Other benefit expenses. The increase in 2015 compared with 2014 was primarily due to business growth in our Group Disability and Life and Global Supplemental Benefits segments. The decrease in other benefit expenses in 2014 compared with 2013 resulted from the absence of the charges recorded in the first quarter of 2013 associated with the reinsurance agreement with Berkshire ($727 million pre-tax), partially offset by continued business growth in the Global Supplemental and Group Disability and Life segments.

•
Mail order pharmacy costs. The increases in both 2015 and 2014 are primarily due to increased volume, primarily for specialty medications (injectables), from our higher customer base, and home delivery utilization as well as higher unit costs.

•
Other operating expenses. The increase in 2015 compared with 2014 was primarily due to business growth, strategic investments across our segments and special items described below. In 2014, the increase in other operating expenses over 2013 was largely driven by new taxes and fees assessed under Health Care Reform and business growth in all of our ongoing segments.

•
Amortization of other acquired intangible assets, net. The decreases in both 2015 and 2014 reflect the expected continuing decline in amortization from our 2012 acquisition of HealthSpring, Inc. The decrease in 2015 also includes the one-time $23 million benefit of an acquisition in which the fair value of acquired net assets exceeded the purchase price.

•
Special items. See Note 22 to the Consolidated Financial Statements for additional details about special items.

•
Consolidated effective tax rate. The increases in the consolidated effective tax rate in both 2015 and 2014 were primarily driven by the non-deductible health insurance industry tax assessed under Health Care Reform. This tax was first assessed in 2014 and increased in 2015. See Note 19 to the Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Financial Summary (In millions)	2015	2014	2013

Short-term investments	$381	$163	$631
Cash and cash equivalents	$1,968	$1,420	$2,795
Short-term debt	$149	$147	$233
Long-term debt(1)	$5,020	$4,979	$4,984
Shareholders' equity	$12,035	$10,774	$10,567

(1)
As explained in Note 2 (B) to the Consolidated Financial Statements, in the fourth quarter of 2015, the Company retrospectively adopted Accounting Standards Update 2015-03 that requires debt issuance costs to be netted against the carrying value of the debt. Amounts presented above for 2014 and 2013 have been retrospectively adjusted to conform to the new guidance. The impact was not material.
CIGNA CORPORATION - 2015 Form 10-K 41

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated short-term investments increased in 2015 compared with 2014 as a result of higher net purchases of short-term investments at the parent company level. The decrease in short-term investments in 2014 compared with 2013 resulted from the Company's investment mix shift toward longer-term holdings.

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

    •
    maintaining appropriate levels of cash and various types of marketable investments;
    •
    collecting dividends from its subsidiaries;
    •
    using proceeds from issuance of debt and equity securities; and
    •
    borrowing from its subsidiaries.

Cash flows for the years ended December 31, were as follows:

(In millions)	2015	2014	2013

Net cash provided by operating activities	$2,717	$1,994	$719
Net cash provided by (used in) investing activities	$(1,599)	$(1,755)	$15
Net cash used in financing activities	$(530)	$(1,582)	$(930)

Cash flows from operating activities consist of cash receipts and disbursements for premiums and fees, mail order pharmacy, other revenues, investment income, taxes, benefits and expenses. Because certain income and expense transactions do not generate cash, and because cash transactions related to revenues and expenses may occur in periods different from when those revenues and expenses are recognized in shareholders' net income, cash flows from operating activities can be significantly different from shareholders' net income.

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

Operating activities

Cash flows from operating activities increased in 2015 compared with 2014 primarily driven by the volume and timing of government reimbursements and pharmacy considerations.

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

Investing activities

Net cash used in investing activities decreased in 2015 compared with 2014, due to lower net purchases of fixed maturities. Cash flows from investing activities decreased by $1.8 billion in 2014 compared with 2013, primarily due to higher net purchases of fixed maturities. In 2013, net purchases of fixed maturities were lower than 2014 primarily due to funding the Berkshire transaction.

42 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financing activities

Cash used in financing activities decreased in 2015 compared with 2014, primarily reflecting lower share repurchases. Cash used in financing activities increased in 2014 compared with the same period in 2013, primarily due to higher share repurchases.

Share repurchase

We maintain a share repurchase program, authorized by our Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. We may suspend activity under our share repurchase program from time to time and may also remove such suspensions, generally without public announcement. We may also repurchase shares at times by using a Rule 10b5-1 trading plan when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading block-out periods.

In 2015, we repurchased 5.5 million shares for $683 million. From January 1, 2016 through February 25, 2016 we repurchased 0.8 million shares for $110 million. The total remaining share repurchase authorization as of February 25, 2016 was $390 million. We repurchased 18.5 million shares for $1.6 billion in 2014 and repurchased 13.6 million shares for $1.0 billion in 2013.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2015	2014	2013

Interest expense	$252	$265	$270

Interest expense reported above for the year ended 2015 excludes losses on the early extinguishment of debt.

The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 0.69% at December 31, 2015 and 0.27% at December 31, 2014.

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

We prioritize our use of capital resources to:

•
provide the capital necessary to support growth and maintain or improve the financial strength ratings of subsidiaries and to fund pension obligations;

•
consider acquisitions that are strategically and economically advantageous; and

•
return capital to investors through share repurchase.

The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce our ability to issue debt or equity securities.

Liquidity and Capital Resources Outlook

At December 31, 2015, there was approximately $1.4 billion in cash and investments available at the parent company level. In 2016, the parent company's combined cash obligations are expected to be approximately $365 million to pay for interest, commercial paper maturities and dividends.

We expect, based on the parent company's current cash position, current projections for subsidiary dividends, and the ability to refinance its commercial paper borrowing, to have sufficient liquidity to meet the obligations discussed above.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of December 31, 2015, the parent company had $63 million of net intercompany loans receivable from its insurance subsidiaries. Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2015, $1.5 billion of short-term borrowing capacity under the credit agreement was available to us. Within the maximum debt leverage covenant in the line of credit agreement as described in Note 15, we have $7.9 billion of borrowing capacity in addition to the $5.2 billion of debt outstanding. This additional borrowing capacity includes the $1.5 billion available under the credit agreement.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations. These

CIGNA CORPORATION - 2015 Form 10-K 43

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations. As of December 31, 2015, undistributed earnings were approximately $2.2 billion. If repatriated, approximately $310 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates. This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S. Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Unfunded Pension Plan Liability.    As of December 31, 2015, our unfunded pension liability was $953 million, reflecting a decrease of approximately $150 million from December 31, 2014. The decrease in the unfunded liability reflected an increase of approximately 40 basis points in the weighted average assumed discount rate, and changes to our mortality assumptions based on an updated pension mortality table. In 2016, we do not expect to make any pension contributions, as there are no contributions required under the Pension Protection Act of 2006. See Note 9 for additional information regarding our pension plans.

Solvency II.    Beginning in 2016, our businesses in the European Union became subject to the directive on insurance regulation, solvency and governance requirements known as Solvency II. This directive imposes economic risk-based solvency and governance requirements and supervisory rules. Our European insurance companies are capitalized at levels consistent with projected Solvency II requirements and in compliance with anticipated governance and technical capability requirements.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of our primary contractual cash obligations, as of December 31, 2015, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$6,704	$754	$967	$768	$4,215
Future policy benefits	11,377	632	1,387	1,084	8,274
Global Health Care medical costs payable	2,369	2,293	31	10	35
Unpaid claims and claims expenses	5,041	1,530	989	667	1,855
Short-term debt	149	149	–	–	–
Long-term debt	8,396	254	882	1,013	6,247
Other long-term liabilities	750	153	131	92	374
Off-Balance Sheet:
Purchase obligations	969	428	352	107	82
Operating leases	700	127	221	162	190

TOTAL	$36,455	$6,320	$4,960	$3,903	$21,272

On balance sheet:
•
Insurance liabilities.  Contractual cash obligations for insurance liabilities, excluding unearned premiums, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life insurance customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $20 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. We manage our investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses, are excluded from the table above as their related net cash flows associated with them are not expected to impact our cash flows. The total amount of these reinsured reserves excluded is approximately $5 billion. The expected future cash flows for GMDB and GMIB contracts included in the table above (within future policy benefits and other long-term liabilities) do not consider any of the related reinsurance arrangements.

•
Short-term debt represents commercial paper, current maturities of long-term debt, and current obligations under capital leases.

•
Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and represent obligations for IT network storage, servers and equipment.
44 CIGNA CORPORATION - 2015 Form 10-K

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

Estimated payments of $75 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year. Our best estimate is that there will be no contributions to the qualified domestic pension plans during 2016. We expect to make payments subsequent to 2016 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 9 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

The above table also does not contain $31 million of liabilities for uncertain tax positions because we cannot reasonably estimate the timing of their resolution with the respective taxing authorities. See Note 19 to the Consolidated Financial Statements for the year ended December 31, 2015 for further information.

Off-Balance Sheet:

Purchase obligations.    As of December 31, 2015, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$15
Commercial mortgage loans	5
Limited liability entities (other long-term investments)	671

Total investment commitments	691
Future service commitments	278

TOTAL PURCHASE OBLIGATIONS	$969

See Note 11 to the Consolidated Financial Statements for additional information.

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

CIGNA CORPORATION - 2015 Form 10-K 45

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill

At the acquisition date, goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.

We completed our annual evaluations of goodwill for impairment during the third quarter of 2015. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses and market data. The evaluations indicated that no impairment was required.

Fair value of a reporting unit was estimated using models and assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates was used, corresponding with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. Projections of future cash flows were consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. In addition to these assumptions, we considered market data to evaluate the fair value of each reporting unit.

In our Government operating segment (which is a reporting unit) we contract with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this business incorporated the potential effects of Medicare Advantage reimbursement rates for 2016 and beyond as discussed in the "Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. This evaluation was updated to consider management's assessment of the impact of the CMS sanctions discussed in Note 23 to the Consolidated Financial Statements. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.

Goodwill as of December 31 was as follows (in millions):

•

2015 – $6,019

•

2014 – $5,989

See Notes 2(H) and 8 to the Consolidated Financial Statements for additional discussion of our goodwill.

If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.

The fair value estimate of our Government reporting unit could decrease by approximately 30% before an indication of impairment of goodwill occurs. Changes in the funding for our Medicare programs by the federal government, or our inability to resolve the matters arising from the CMS Notice in a timely and satisfactory manner, could materially reduce revenues and profitability in our Government reporting unit and have a significant impact on its fair value.

The estimated fair value of our remaining reporting units exceeded their carrying values by a substantial margin based on our annual evaluations of goodwill for impairment during the third quarter of 2015.

46 CIGNA CORPORATION - 2015 Form 10-K

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

2015 – $953

•

2014 – $1,099

See Note 9 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

The discount rate is typically the most significant assumption in measuring the pension liability. We develop the discount rate by applying actual annualized yields at various durations from a discount rate curve constructed from high quality corporate bonds.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points, the accrued pension benefit liability would increase by approximately $205 million as of December 31, 2015 resulting in an after-tax decrease to shareholders' equity of approximately $135 million.

If the December 31, 2015 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $395 million as of December 31, 2015 resulting in an after-tax decrease to shareholders' equity of approximately $255 million.

An increase in these key assumptions would result in impacts to, the accrued pension liability and shareholders' equity in an opposite direction, but similar amounts.

Global Health Care medical costs payable

Medical costs payable for the Global Health Care segment include both reported claims and estimates for losses incurred but not yet reported.

Liabilities for medical costs payable as of December 31 were as follows (in millions):

•

2015 – gross $2,355; net $2,112

•

2014 – gross $2,180; net $1,928

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Notes 2 and 5 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

In 2015, actual experience differed from our key assumptions as of December 31, 2014, resulting in $210 million of favorable incurred costs related to prior years' medical costs payable or 1.3% of the current year incurred costs as reported in 2014. In 2014, actual experience differed from our key assumptions as of December 31, 2013, resulting in $159 million of favorable incurred costs related to prior years' medical claims, or 1.0% of the current year incurred costs reported in 2013. Specifically, the favorable impact is due to faster than expected completion factors and lower than expected medical cost trends, both of which included an assumption for moderately adverse experience.

The impact of this favorable prior year development was an increase to shareholders' net income of $60 million in 2015. The change in the amount of the incurred costs related to prior years in the medical costs payable liability does not directly correspond to an increase or decrease in shareholders' net income as explained in Note 5 to the Consolidated Financial Statements.

CIGNA CORPORATION - 2015 Form 10-K 47

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

Determining fair value for a financial instrument requires management judgment. The degree of judgment involved generally correlates to the level of pricing readily observable in the markets. Financial instruments with quoted prices in active markets or with market observable inputs to determine fair value, such as public securities, generally require less judgment. Conversely, private placements including more complex securities that are traded infrequently are typically measured using pricing models that require more judgment as to the inputs and assumptions used to estimate fair value. There may be a number of alternative inputs to select based on an understanding of the issuer, the structure of the security and overall market conditions. In addition, these factors are inherently variable in nature as they change frequently in response to market conditions. Approximately two-thirds of our fixed maturities are public securities, and one-third are private placement securities.

See Note 10 to the Consolidated Financial Statements for a discussion of our fair value measurements and the procedures performed by management to determine that the amounts represent appropriate estimates.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

If the interest rates used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $19 billion would decrease by approximately $1.2 billion.

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

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders' net income for the year ended December 31, 2015 would have decreased by approximately $142 million after-tax.

Segment Reporting

The following section of this MD&A discusses the results of each of our reporting segments. In these segment discussions, we present "operating revenues," defined as total revenues excluding realized investment results. We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment. As a result, gains or losses created in this process may not be indicative of past or future underlying performance of the business. See Note 22 for the components of each segment's operating revenues.

We use "adjusted income from operations" as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. Beginning on January 1, 2015, we define adjusted

48 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

income from operations as shareholders' net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Prior period segment information has been restated to reflect these new performance metrics. Ratios presented in this segment discussion exclude the same items as adjusted income from operations. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•
Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•
Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company's business operations. The amortization amount is net of one-time benefits of acquisitions in which the fair value of net assets acquired exceeds the purchase price.

•
Special items, if any, are excluded because management believes they are not representative of the underlying results of operations. See Note 22 to the Consolidated Financial Statements for descriptions of special items.

In 2013, adjusted income from operations also excluded the results of the guaranteed minimum income benefit ("GMIB") business prior to the reinsurance transaction with Berkshire.

See MD&A Overview on page 35 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction on page 48, the performance of the Global Health Care segment is measured using adjusted income from operations. See Note 22 to the Consolidated Financial Statements for the calculation of adjusted income from operations for each segment. The key factors affecting adjusted income from operations for this segment are:

•
customer growth;

•
sales of specialty products;

•
operating expense as a percentage of operating revenues (operating expense ratio); and

•
medical costs as a percentage of premiums (medical care ratio or "MCR") for our commercial and government businesses.

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Operating revenues	$29,929	$27,290	$25,296	$2,639	10%	$1,994	8%

ADJUSTED INCOME FROM OPERATIONS	$1,848	$1,752	$1,699	$96	5%	$53	3%

Adjusted margin	6.2%	6.4%	6.7%	(20)bps		(30)bps
Medical Care Ratios:
Commercial	78.1%	78.5%	78.9%	(40)bps		(40)bps
Government	85.2%	84.3%	84.1%	90bps		20bps
Consolidated Global Health Care	80.9%	80.6%	80.8%	30bps		(20)bps
Operating expense ratio	21.4%	21.4%	20.9%	–bps		50bps

	As of December 31,			Increase/(Decrease)		Increase/(Decrease)

(Dollars in millions, customers in thousands)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Global Health Care medical claims payable	$2,355	$2,180	$2,050	$175	8%	$130	6%
Customers:
Total commercial risk	2,502	2,534	2,496	(32)	(1)%	38	2%
Total government	567	518	492	49	9	26	5

Total risk	3,069	3,052	2,988	17	1	64	2
Service	11,930	11,404	11,090	526	5	314	3

TOTAL MEDICAL CUSTOMERS(1)	14,999	14,456	14,078	543	4%	378	3%

(1)
2013 excludes limited benefits customers.
CIGNA CORPORATION - 2015 Form 10-K 49

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adjusted income from operations increased in 2015 compared with 2014, reflecting U.S. Commercial business growth, including increased contributions from pharmacy, stop loss and other specialty products. Results in 2015 also reflect the impact of increased investments in business initiatives.

Adjusted income from operations increased in 2014 compared with 2013. This growth was primarily driven by increased specialty contributions, partially offset by lower earnings in our government segment. In addition, results included the impact of higher operating expenses and lower margins in our U.S. commercial group risk business.

Operating revenues. The increase in operating revenues in 2015, compared with 2014 is primarily due to a higher customer base in our government segment, as well as revenue growth in specialty businesses and higher premiums in the U.S. commercial segment reflecting rate actions on most risk products primarily to recover underlying medical cost trends.

The increase in 2014 compared with 2013 was primarily driven by growth in specialty businesses, higher premiums in the U.S. commercial segment reflecting rate actions on most risk products to recover underlying medical cost trends and taxes and fees mandated by Health Care Reform, and a higher customer base in our individual and Medicaid business. These increases were partially offset by lower revenue due to our exit from the limited benefits business.

Medical care ratios. The Commercial medical care ratio decreased slightly in 2015 compared with 2014 primarily due to improved performance in our stop loss business. In 2014, the commercial medical care ratio decreased slightly compared with 2013 due to rate increases to cover new taxes and fees mandated by Health Care Reform and improved performance in our specialty business, partially offset by a higher medical care ratio in the U.S. Individual business and our exit from the limited benefits business.

The Government medical care ratio increased in 2015 compared with 2014 due to an increase in Medicare Part D utilization. In 2014, the Government medical care ratio increased slightly compared with 2013 due to higher Medicare Part D pharmacy costs offset by improved per-member revenues in the Medicare Advantage business.

Operating expense ratio. The operating expense ratio was flat in 2015 compared with 2014, reflecting business-initiative investments offset by higher revenue and disciplined expense management. The operating expense ratio increased in 2014 compared with 2013 primarily due to the impact of Health Care Reform taxes and fees that became effective in 2014.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable is higher as of December 31, 2015 compared with 2014, primarily due to growth in the stop loss book of business and the Government segment. See Note 5 to the Consolidated Financial Statements for additional information. Medical costs payable increased in 2014 compared with 2013, primarily driven by growth in the individual and stop loss books of business.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•
is covered under an insurance policy or service agreement issued by us;

•
has access to the Company's provider network for covered services under their medical plan; or

•
has medical claims that are administered by us.

Our medical customer base as of December 31, 2015 was higher than 2014, driven by strong overall retention and sales in our targeted market segments, as well as the acquisition of QualCare Alliance Networks, Inc. on February 28, 2015.

As required by Health Care Reform, we exited the limited benefits business effective December 31, 2013. Excluding this impact, our medical customer base increased in 2014 compared with 2013, primarily driven by continued growth in our targeted market segments.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 48, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations. See Note 22 to the Consolidated Financial Statements for the calculation of adjusted income from operations for each segment. The key factors affecting adjusted income from operations for this segment are:

•
premium growth, including new business and customer retention;

•
benefit expenses as a percentage of premiums (loss ratio);

•
operating expense and acquisition expense as a percentage of operating revenues (expense ratio and acquisition cost ratio); and

•
the impact of foreign currency movements.

Throughout this discussion and the table presented below, prior period currency adjusted income from operations and operating revenues are calculated by applying the current period's exchange rates to reported results in the prior period. A strengthening U.S. Dollar against foreign currencies will decrease segment earnings, while a weakening U.S. Dollar produces the opposite effect.

50 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Operating revenues	$3,149	$3,005	$2,639	$144	5%	$366	14%

ADJUSTED INCOME FROM OPERATIONS	$262	$243	$200	$19	8%	$43	22%

Adjusted income from operations, using actual 2015 currency exchange rates	$262	$217	$189	$45	21%	$28	15%
Operating revenues, using actual 2015 currency exchange rates	$3,149	$2,814	$2,494	$335	12%	$320	13%
Adjusted margin	8.3%	8.1%	7.6%	20 bps		50 bps

Loss ratio	55.3%	54.3%	52.5%	100 bps		180 bps

Acquisition cost ratio	19.3%	21.0%	22.8%	(170) bps		(180) bps

Expense ratio (excluding acquisition costs)	18.3%	17.7%	17.4%	60 bps		30 bps

Adjusted income from operations increased in 2015 compared with 2014 primarily due to business growth and lower acquisition costs, partially offset by the unfavorable impact of foreign currency movements and higher expense ratios as discussed below.

The increase in adjusted income from operations in 2014 compared with 2013 was driven in part by a lower acquisition cost ratio and continuing business growth, primarily in South Korea, partially offset by a higher loss ratio driven by a business mix shift and higher incurred claims. 2014 results also included favorable tax-related items of $21 million recorded in the third quarter of 2014.

Operating revenues were higher in both 2015 and 2014 compared with each prior year, primarily attributable to new sales, particularly in South Korea and the U.S. reflecting both customer growth and sales of higher premium products. The increase in 2015 was partially offset by the unfavorable impact of foreign currency movements.

Loss ratios increased in 2015 and 2014 compared with each prior year. The increase is due primarily to a business mix shift toward products with higher expected loss ratios in South Korea and the U.S.

Acquisition cost ratios decreased in both 2015 and 2014 compared with each prior year. The decline in each year's ratio largely represents a shift toward higher premium products with lower acquisition costs primarily in South Korea and the U.S.

The expense ratio (excluding acquisition costs) increased in both 2015 and 2014 compared with each prior year reflecting strategic business investments partially offset by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

South Korea is the single largest geographic market for our Global Supplemental Benefits segment. South Korea generated 50% of the segment's revenues and 75% of the segment's earnings in 2015. In 2015, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 9.6% of shareholders' net income.

Significant movements in foreign currency exchange rates could materially affect the reported results of the Global Supplemental Benefits segment.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 48, the performance of the Group Disability and Life segment is measured using adjusted income from operations. See Note 22 to the Consolidated Financial Statements for the calculation of adjusted income from operations for each segment. The key factors affecting adjusted income from operations for this segment are:

•
premium growth, including new business and customer retention;

•
net investment income;

•
benefit expenses as a percentage of premiums (loss ratio); and

•
operating expense as a percentage of operating revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Operating revenues	$4,271	$3,970	$3,747	$301	8%	$223	6%

ADJUSTED INCOME FROM OPERATIONS	$324	$317	$311	$7	2%	$6	2%

Adjusted margin	7.6%	8.0%	8.3%	(40) bps		(30) bps

Loss ratio	76.3%	76.5%	76.0%	(20) bps		50 bps

Operating expense ratio	21.9%	21.9%	22.2%	– bps		(30) bps

CIGNA CORPORATION - 2015 Form 10-K 51

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adjusted income from operations increased in 2015 compared with 2014 due primarily to favorable life claims experience. Results also included the favorable after-tax effects of reserve reviews of $55 million in 2015 compared with $52 million in 2014.

The increase in adjusted income from operations in 2014 compared with 2013 reflected favorable life results, higher net investment income and a lower expense ratio partially offset by higher disability claim costs largely due to a lower discount rate. Disability claim costs were lower in 2013 in part due to the $29 million favorable after-tax effect of a higher discount rate on claims incurred in 2013, resulting from the reallocation of higher yielding assets to the disability and life portfolio that had previously supported liabilities in the run-off reinsurance business. The favorable after-tax effects of reserve reviews were $52 million in 2014 and $60 million in 2013.

Operating revenues. The increases in both 2015 and in 2014 reflected premiums from new business growth due to disability and life sales. Net investment income also increased in both 2015 and in 2014 primarily due to higher average assets partially offset by lower yields.

The loss ratio decreased in 2015 compared with 2014 due to lower life claim incidence. The loss ratio increased in 2014 compared with 2013 due to higher disability claim costs including the effect of a lower discount rate, partially offset by lower life new claim incidence.

Operating expense ratio. The operating expense ratio was flat in 2015 compared with 2014 and lower in 2014 compared to 2013 driven by effective cost management.

Other Operations

Cigna's corporate-owned life insurance ("COLI") business contributes the majority of earnings in Other Operations. Cigna's Other Operations segment also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

Operating revenues	$485	$510	$489	$(25)	(5)%	$21	4%
ADJUSTED INCOME FROM OPERATIONS	$75	$68	$88	$7	10%	$(20)	(23)%

Adjusted Margin	15.5%	13.3%	18.0%	220 bps		(470) bps

Adjusted income from operations increased in 2015 compared with 2014, reflecting favorable mortality experience in COLI. In 2014, adjusted income from operations decreased compared with 2013, primarily reflecting the absence of the $14 million favorable impact of the Internal Revenue Service ("IRS") examinations of our 2009-2010 federal tax returns completed during the third quarter of 2013 and unfavorable COLI mortality experience in 2014.

Operating revenues. The decrease in operating revenues in 2015 compared with 2014 is largely due to lower net investment income driven by lower investment yields and, to a lesser extent, lower premiums in COLI driven by favorable experience-rating impacts.

In 2014, the increase in operating revenues compared with 2013 largely reflects the absence of $39 million in losses recorded in 2013 associated with a dynamic hedge program for the run-off reinsurance business that was discontinued with the effective exit from the GMDB and GMIB business. This impact is partially offset by a decrease in net investment income due to selling or reallocating investment assets in 2013 as a result of the reinsurance transaction with Berkshire.

Corporate

Corporate reflects amounts not allocated to operating segments, including net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, expense associated with our frozen pension plans and certain overhead and project costs.

Financial Summary	For the Years Ended December 31,			Increase/(Decrease)		Increase/(Decrease)

(In millions)	2015	2014	2013	2015 vs. 2014		2014 vs. 2013

ADJUSTED LOSS FROM OPERATIONS	$(253)	$(265)	$(222)	$12	5%	$(43)	(19)%

Corporate's adjusted loss from operations decreased in 2015 compared with 2014, primarily due to lower pension and interest expenses.

Corporate's adjusted loss from operations increased in 2014 compared with 2013, primarily due to increased taxes related to certain employee stock compensation costs that are not deductible for income tax purposes under Health Care Reform.

52 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investment Assets

The following table presents our invested asset portfolio, excluding separate account assets, as of December 31, 2015 and 2014. Additional information regarding our investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, 14 and 17 to the Consolidated Financial Statements.

(In millions)	2015	2014

Fixed maturities	$19,455	$18,983
Equity securities	190	189
Commercial mortgage loans	1,864	2,081
Policy loans	1,419	1,438
Other long-term investments	1,404	1,488
Short-term investments	381	163

TOTAL	$24,713	$24,342

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

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2015 and 2014.

(In millions)	2015	2014

Federal government and agency	$779	$954
State and local government	1,641	1,856
Foreign government	2,014	1,940
Corporate	14,448	13,498
Mortgage-backed	49	85
Other asset-backed	524	650

TOTAL	$19,455	$18,983

The fixed maturity portfolio increased modestly during 2015, reflecting a strategic increase in investment in fixed maturities, partially offset by decreased valuations due to the impact of increased market yields. Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $219 million in aggregate as of December 31, 2015. See Note 11 to the Consolidated Financial Statements for further information.

As of December 31, 2015, $17.5 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.0 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year.

Our investment in state and local government securities, with an average quality rating of Aa2 is diversified by issuer and geography with no single exposure greater than $30 million. We assess each issuer's credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of December 31, 2015. These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations. Foreign government obligations also include $205 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece, and Spain).

As of December 31, 2015, corporate fixed maturities included private placement investments of $5.2 billion that are generally less marketable than publicly-traded bonds. However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted. Corporate fixed maturities include $341 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, and Spain. These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 6% invested in financial institutions. Corporate fixed maturities also include investments in the energy and

CIGNA CORPORATION - 2015 Form 10-K 53

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

natural gas sector of $1.5 billion with gross unrealized losses of $59 million. These investments have an average quality rating of Baa1 and are diversified by issuer with no single exposure greater than $35 million.

We have approximately $25 million of aggregate corporate fixed maturity investments in China-based companies. In addition to amounts classified in fixed maturities on our Consolidated Balance Sheet, we operate a joint venture in China in which we have a 50% ownership interest. We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles. This entity has an investment portfolio of approximately $2 billion that is primarily invested in diversified corporate fixed maturities and has no investments with a material unrealized loss as of December 31, 2015.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties and are generally made at less than 70% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not securitize or service mortgage loans.

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2015. This review included an analysis of each property's year-end 2014 financial statements, rent rolls, operating plans and budgets for 2015, a physical inspection of the property and other pertinent factors. Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio's average loan-to-value ratio improved to 58% at December 31, 2015, from 63% as of December 31, 2014, and the portfolio's average debt service coverage ratio also improved to 1.78 at December 31, 2015 from 1.66 as of December 31, 2014. These improvements reflect payoffs of loans with below average debt service coverage ratios and high loan to value ratios, as well as increased operating income and value across most underlying properties. See Note 11 to the Consolidated Financial Statements for further information.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in our mortgage portfolio possess these characteristics.

The $1.9 billion commercial mortgage loan portfolio consists of approximately 65 loans. The portfolio includes three impaired loans with a carrying value totaling $98 million, net of $15 million in reserves, that are classified as problem or potential problem loans. We have $205 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

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

Problem and Potential Problem Investments

"Problem" bonds and commercial mortgage loans are either delinquent by 60 days or more or have been restructured as to terms, including concessions by us for modification of interest rate, principal payment or maturity date. "Potential problem" bonds and commercial mortgage loans are considered current (no payment is more than 59 days past due), but management believes they have certain characteristics that increase the likelihood that they may become problems. The characteristics management considers include, but are not limited to, the following:

•
request from the borrower for restructuring;

•
principal or interest payments past due by more than 30 but fewer than 60 days;

•
downgrade in credit rating;

•
collateral losses on asset-backed securities; and

•
for commercial mortgages, deterioration of debt service coverage below 1.0 or value declines resulting in estimated loan-to-value ratios increasing to 100% or more.

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for 2015 or 2014.

54 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2015			December 31, 2014

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$3	$(1)	$2	$–	$–	$–
Problem commercial mortgage loans	90	(11)	79	90	(4)	86
Foreclosed real estate	–	–	–	24	–	24

TOTAL PROBLEM INVESTMENTS	$93	$(12)	$81	$114	$(4)	$110

Potential problem bonds	$55	$(23)	$32	$22	$(9)	$13
Potential problem commercial mortgage loans	64	(4)	60	130	(8)	122

TOTAL POTENTIAL PROBLEM INVESTMENTS	$119	$(27)	$92	$152	$(17)	$135

Net problem and potential problem investments representing less than 1% of total investments, excluding policy loans at December 31, 2015, decreased by $72 million from December 31, 2014, primarily due to the payoffs of four potential problem mortgage loans and the sale of the remaining foreclosed property.

Investment Outlook

Global financial markets have exhibited continued volatility, including modest depreciation of fixed income asset values. This volatility reflects increasing global economic uncertainty, led by concerns about China's decelerating economic growth as well as the negative and potentially destabilizing impacts from cyclically low and falling energy prices. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable. We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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

•
Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, Chinese yuan renminbi, Taiwan dollar and British pound. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

Our Management of Market Risks

We predominantly rely on three techniques to manage our exposure to market risk:

•
Investment/liability matching.  We generally select investment assets with characteristics (such as duration, yield, currency and liquidity) that correspond to the underlying characteristics of our related insurance and contractholder liabilities so that we can match the investments to our obligations. Shorter-term investments generally support shorter-term life and health liabilities. Medium-term, fixed-rate investments support interest-sensitive and health liabilities. Longer-term investments generally support products with longer pay out periods such as annuities and long-term disability liabilities.

•
Use of local currencies for foreign operations.  We generally conduct our international business through foreign operating entities that maintain assets and liabilities in local currencies. While this technique does not reduce foreign currency exposure on our net assets, it substantially limits exchange rate risk to those net assets.

•
Use of derivatives.  We use derivative financial instruments to minimize certain market risks. In 2014, we entered into interest rate swap contracts to convert a portion of our interest rate exposure on long-term debt from fixed rates to variable rates to more closely align interest expense with interest income received on our cash equivalent and short-term investment balances.

See Notes 2(C) and 12 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

CIGNA CORPORATION - 2015 Form 10-K 55

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effect of Market Fluctuations

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•
a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term, largely fixed-rate debt; and

•
a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for the net assets of foreign subsidiaries denominated in a foreign currency.

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of our financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

	Loss in fair value

Market scenario for certain non-insurance financial instruments (in millions)	2015	2014

100 basis point increase in interest rates	$865	$850
10% strengthening in U.S. dollar to foreign currencies	$340	$320

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2015 was greater than that at December 31, 2014 reflecting increased purchases of longer duration assets, partially offset by valuation decreases resulting from higher market yields of fixed maturities during 2015.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. The effect of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies at December 31, 2015 was greater than that effect at December 31, 2014 due to increased amounts of investments that are primarily denominated in the South Korean won.

56 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION - 2015 Form 10-K 57

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Philadelphia, Pennsylvania February 25, 2016
58 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Income

(In millions, except per share amounts) For the years ended December 31,	2015	2014	2013

Revenues
Premiums	$29,642	$27,214	$25,575
Fees and other revenues	4,488	4,141	3,601
Net investment income	1,153	1,166	1,164
Mail order pharmacy revenues	2,536	2,239	1,827
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(112)	(36)	(11)
Other realized investment gains, net	169	190	224

Net realized investment gains	57	154	213

TOTAL REVENUES	37,876	34,914	32,380

Benefits and Expenses
Global Health Care medical costs	18,354	16,694	15,867
Other benefit expenses	4,936	4,640	4,998
Mail order pharmacy costs	2,134	1,907	1,509
Other operating expenses	8,982	8,174	7,595
Amortization of other acquired intangible assets, net	143	195	235

TOTAL BENEFITS AND EXPENSES	34,549	31,610	30,204

Income before Income Taxes	3,327	3,304	2,176

Income taxes (benefits):
Current	1,229	1,232	501
Deferred	21	(22)	197

TOTAL TAXES	1,250	1,210	698

Net Income	2,077	2,094	1,478
Less: Net Income (Loss) Attributable to Noncontrolling Interests	(17)	(8)	2

SHAREHOLDERS' NET INCOME	$2,094	$2,102	$1,476

Shareholders' Net Income Per Share:
Basic	$8.17	$7.97	$5.28

Diluted	$8.04	$7.83	$5.18

Dividends Declared Per Share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2015 Form 10-K 59

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Comprehensive Income

(In millions) For the years ended December 31,	2015	2014	2013

Shareholders' net income	$2,094	$2,102	$1,476

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities	(202)	143	(410)
Net unrealized appreciation on derivatives	15	11	9
Net translation of foreign currencies	(212)	(144)	13
Postretirement benefits liability adjustment	85	(426)	539

Shareholders' other comprehensive income (loss)	(314)	(416)	151

Shareholders' comprehensive income	1,780	1,686	1,627
Comprehensive income attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	(6)	1	2
Net loss attributable to other noncontrolling interests	(11)	(9)	–
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(17)	(7)	(19)
Other comprehensive income (loss) attributable to other noncontrolling interests	(1)	1	–

TOTAL COMPREHENSIVE INCOME	$1,745	$1,672	$1,610

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

60 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Balance Sheets

(In millions, except per share amounts) As of December 31,	2015	2014

ASSETS
Investments:
Fixed maturities, at fair value (amortized cost, $18,456; $17,278)	$19,455	$18,983
Equity securities, at fair value (cost, $190; $199)	190	189
Commercial mortgage loans	1,864	2,081
Policy loans	1,419	1,438
Other long-term investments	1,404	1,488
Short-term investments	381	163

Total investments	24,713	24,342
Cash and cash equivalents	1,968	1,420
Premiums, accounts and notes receivable, net	3,694	2,757
Reinsurance recoverables	6,813	7,080
Deferred policy acquisition costs	1,659	1,502
Property and equipment	1,534	1,502
Deferred tax assets, net	379	293
Goodwill	6,019	5,989
Other assets, including other intangibles	2,476	2,657
Separate account assets	7,833	8,328

TOTAL ASSETS	$57,088	$55,870

LIABILITIES
Contractholder deposit funds	$8,443	$8,430
Future policy benefits	9,479	9,642
Unpaid claims and claim expenses	4,574	4,400
Global Health Care medical costs payable	2,355	2,180
Unearned premiums	629	621

Total insurance and contractholder liabilities	25,480	25,273
Accounts payable, accrued expenses and other liabilities	6,493	6,264
Short-term debt	149	147
Long-term debt	5,020	4,979
Separate account liabilities	7,833	8,328

TOTAL LIABILITIES	44,975	44,991

Contingencies – Note 23
Redeemable noncontrolling interests	69	90
SHAREHOLDERS' EQUITY
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,859	2,769
Accumulated other comprehensive loss	(1,250)	(936)
Retained earnings	12,121	10,289
Less: treasury stock, at cost	(1,769)	(1,422)

TOTAL SHAREHOLDERS' EQUITY	12,035	10,774
Noncontrolling interests	9	15

Total equity	12,044	10,789

Total liabilities and equity	$57,088	$55,870

SHAREHOLDERS' EQUITY PER SHARE	$46.91	$41.55

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2015 Form 10-K 61

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Changes in Total Equity

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interest	Total Equity	Redeemable Noncontrolling Interests

Balance at January 1, 2013	$92	$3,295	$(671)	$12,330	$(5,277)	$9,769	$–	$9,769	$114
2013 Activity:
Effect of issuing stock for employee benefit plans		61		(119)	243	185		185
Effects of acquisition of joint venture							14	14	6
Other comprehensive income (loss)			151			151		151	(19)
Net income				1,476		1,476		1,476	2
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,003)	(1,003)		(1,003)
Other transactions impacting noncontrolling interests						–		–	(7)

BALANCE AT DECEMBER 31, 2013	92	3,356	(520)	13,676	(6,037)	10,567	14	10,581	96

2014 Activity:
Effect of issuing stock for employee benefit plans		69		(124)	220	165		165
Other comprehensive income (loss)			(416)			(416)	1	(415)	(7)
Net income (loss)				2,102		2,102	(9)	2,093	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,629)	(1,629)		(1,629)
Retirement of treasury stock	(18)	(652)		(5,354)	6,024	–		–
Other transactions impacting noncontrolling interests		(4)				(4)	9	5	–

BALANCE AT DECEMBER 31, 2014	74	2,769	(936)	10,289	(1,422)	10,774	15	10,789	90

2015 Activity:
Effect of issuing stock for employee benefit plans		99		(252)	336	183		183
Other comprehensive (loss)			(314)			(314)	(1)	(315)	(17)
Net income (loss)				2,094		2,094	(11)	2,083	(6)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(683)	(683)		(683)
Other transactions impacting noncontrolling interests		(9)				(9)	6	(3)	2

BALANCE AT DECEMBER 31, 2015	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

62 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Cash Flows

(In millions) For the years ended December 31,	2015	2014	2013

Cash Flows from Operating Activities
Net income	$2,077	$2,094	$1,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	585	588	597
Realized investment gains, net	(57)	(154)	(213)
Deferred income taxes	21	(22)	197
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(945)	(780)	(110)
Reinsurance recoverables	55	22	369
Deferred policy acquisition costs	(182)	(176)	(227)
Other assets	16	(265)	405
Insurance liabilities	657	457	1,040
Accounts payable, accrued expenses and other liabilities	423	202	(483)
Current income taxes	(25)	111	(56)
Cash used to exit the run-off reinsurance business	–	–	(2,196)
Loss on extinguishment of debt	100	–	–
Other, net	(8)	(83)	(82)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,717	1,994	719

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,555	1,769	1,775
Investment maturities and repayments:
Fixed maturities and equity securities	1,435	1,640	1,621
Commercial mortgage loans	640	453	653
Other sales, maturities and repayments (primarily short-term and other long-term investments)	1,297	2,706	1,661
Investments purchased or originated:
Fixed maturities and equity securities	(4,234)	(5,424)	(3,062)
Commercial mortgage loans	(500)	(287)	(58)
Other (primarily short-term and other long-term investments)	(1,183)	(2,115)	(1,930)
Property and equipment purchases	(510)	(473)	(527)
Acquisitions, net of cash acquired	(99)	–	(76)
Other, net	–	(24)	(42)

NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(1,599)	(1,755)	15

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,429	1,482	1,399
Withdrawals and benefit payments from contractholder deposit funds	(1,359)	(1,456)	(1,358)
Net change in short-term debt	(21)	(112)	(101)
Net proceeds on issuance of long-term debt	894	–	–
Repayment of long-term debt	(938)	–	(15)
Repurchase of common stock	(671)	(1,612)	(1,003)
Issuance of common stock	154	110	150
Other, net	(18)	6	(2)

NET CASH USED IN FINANCING ACTIVITIES	(530)	(1,582)	(930)

Effect of foreign currency rate changes on cash and cash equivalents	(40)	(32)	13

Net increase / (decrease) in cash and cash equivalents	548	(1,375)	(183)
Cash and cash equivalents, January 1,	1,420	2,795	2,978

Cash and cash equivalents, December 31,	$1,968	$1,420	$2,795

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,194	$1,085	$519
Interest paid	$245	$259	$265

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2015 Form 10-K 63

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

NOTE 1 Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's strategy is to "Go Deep", "Go Global" and "Go Individual" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the U.S. and selected international markets. In addition to these ongoing operations, Cigna also has certain run-off operations.

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

Variable interest entities. As of December 31, 2015 and 2014, the Company determined it was not a primary beneficiary in any material variable interest entities.

B. Recent Accounting Changes

Leases (Accounting Standards Update ("ASU") 2016-02). The Financial Accounting Standards Board ("FASB") amended lease accounting requirements to begin recording assets and liabilities arising from leases on the balance sheet. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. This new guidance will become effective beginning January 1, 2019 using a modified restatement approach for leases in effect as of and after the date of adoption. Early adoption and certain practical expedients to measure the effect of adoption will also be allowed. While the Company is evaluating this new guidance to determine its timing and method of adoption and the estimated effects on its consolidated financial statements, assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). In January 2016 the FASB issued guidance that will require entities to measure equity securities at fair value in net income if they are not consolidated or accounted for under the equity method. The new guidance also changes the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance for assessing the valuation allowance when recognizing deferred tax assets from unrealized losses on available-for-sale debt securities. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities was left largely unchanged. The new standard will be effective beginning January 1, 2018 and will be recognized as a cumulative adjustment to the beginning balance of retained earnings. If adopted as of December 31, 2015, the impact of this new guidance would have resulted in a cumulative effect adjustment to retained earnings of less than $10 million representing unrealized gains on equity securities that would be reclassified from accumulated other comprehensive income. The actual cumulative effect adjustment will depend on the portfolio and market conditions as of the date of implementation.

Disclosures about Short-Duration Insurance Contracts (ASU 2015-09). In May 2015, the FASB issued final guidance to enhance disclosure requirements for short-duration insurance contracts. The disclosures require more transparent information about an insurance entity's initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The impact of adoption is limited to increased disclosures including most insurance liabilities of the Global Health Care and Group Disability and Life segments. The Company plans to adopt the new disclosures, as required, in its 2016 annual financial statements.

Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). In the fourth quarter of 2015, the Company implemented the FASB's April 2015 amended guidance to simplify the presentation of debt issuance costs by reclassifying debt issuance costs from other assets, including other intangibles, to long-term debt. Amounts

64 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

reported as of December 31, 2014 have been retrospectively adjusted. The effect was not material to either caption.

Revenue from Contracts with Customers (ASU 2014-09). In May 2014, the FASB issued new revenue recognition guidance that will apply to various contracts with customers to provide goods or services, including the Company's non-insurance, administrative services contracts. It will not apply to certain contracts within the scope of other GAAP, such as insurance contracts. This new guidance introduces a model that requires companies to estimate and allocate the expected contract revenue among distinct goods or services in the contract based on relative standalone selling prices. Revenue is recognized as goods or services are delivered. This new method replaces the current GAAP approach of recognizing revenue that is fixed and determinable primarily based on contract terms. In addition, extensive new disclosures will be required including the presentation of additional categories of revenues and information about related contract assets and liabilities. This new guidance must be implemented on January 1, 2018; early adoption is permitted only as of January 1, 2017. The Company may choose to adopt these changes through retrospective restatement with or without using certain practical expedients or with a cumulative effect adjustment on adoption. The Company continues to monitor developing implementation guidance and evaluate these new requirements for its non-insurance customer contracts to determine its method and timing of implementation and any resulting estimated effects on its financial statements.

Amendments to the Consolidation Analysis (ASU 2015-02). In February 2015, the FASB issued guidance to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability companies and securitization structures. Among other provisions, the consolidation guidance specific to limited partnerships is eliminated and consolidation by a general partner is no longer presumed. The new guidance applies retrospectively, with a cumulative effect adjustment to beginning Retained earnings at the date of adoption or through restatement of financial statements of comparative periods presented. Effective on January 1, 2016 this guidance is expected to have no material effect on the Company's financial statements at adoption. Additional disclosures will be provided beginning in 2016 about various real estate and security limited partnerships to be newly identified as variable interest entities for which the Company is not the primary beneficiary.

Fees Paid to the Federal Government by Health Insurers (ASU 2011-06). Effective January 1, 2014, the Company adopted the FASB's accounting guidance for the health insurance industry assessment (the "tax") mandated by the Patient Protection and Affordable Care Act (referred to as "Health Care Reform"). This non-deductible tax is being levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. As required by the guidance, the Company reports a liability at the beginning of each year (accounts payable, accrued expenses and other liabilities) and a corresponding deferred cost (other assets, including other intangibles) based on a preliminary assessment of the full year tax. The Company recognizes the tax in operating expenses on a straight line basis over the year, reduces the deferred cost correspondingly and pays the tax during the third quarter of each year. The Company recognized operating expenses of $311 million in 2015 and $238 million in 2014 for the tax.

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

CIGNA CORPORATION - 2015 Form 10-K 65

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Policy loans. Policy loans are carried at unpaid principal balances plus accumulated interest, the total of which approximates fair value. The loans are collateralized by life insurance policy cash values and therefore have no exposure to credit loss. Interest rates are reset annually based on an index.

Other long-term investments. Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reported income or loss in cases where the Company has significant influence; otherwise the investment is carried at cost. Income from certain entities is reported on a one quarter lag depending on when their financial information is received. Other long-term investments are considered impaired, and written down to their fair value, when cash flows indicate that the carrying value may not be recoverable. Fair value is generally determined based on a discounted cash flow analysis.

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2015 and 2014 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company's accounting policies for these derivative financial instruments.

Short-term investments. Security investments with maturities of greater than 90 days but less than one year from time of purchase are classified as short-term, available for sale and carried at fair value, that approximates cost.

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

D. Cash and Cash Equivalents

Cash and cash equivalents are carried at cost that approximates fair value. Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase. The Company reclassifies cash overdraft positions to accounts payable, accrued expenses and other liabilities when the legal right of offset does not exist.

E. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable and reinsurance recoverables are reported net of allowances for doubtful accounts and unrecoverable reinsurance of $78 million as of December 31, 2015 and $105 million as of December 31, 2014. The Company estimates these allowances for doubtful accounts and unrecoverable reinsurance using management's best estimates of collectability, taking into consideration the age of the outstanding amounts, historical collection patterns and other economic factors.

F. Deferred Policy Acquisition Costs

Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy issuance and underwriting costs and premium

66 CIGNA CORPORATION - 2015 Form 10-K

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

Deferred policy acquisition costs also include the value of business acquired with certain acquisitions.

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $286 million in 2015, $289 million in 2014 and $255 million in 2013 primarily in other operating expenses.

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

H. Goodwill

Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values and reported in the Global Health Care segment ($5.7 billion) and the Global Supplemental Benefits segment ($0.3 billion). The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level and writes it down through results of operations if impaired. Fair value of a reporting unit is generally estimated based on either market data or a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates is used that corresponds with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting units. Projections of future cash flows for the reporting units are consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. See Note 8 for additional information.

I. Other Assets, including Other Intangibles

Other assets consist primarily of guaranteed minimum income benefits ("GMIB") assets and various other insurance-related assets. The Company's other intangible assets include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from five to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred. See Notes 8 and 10 for additional information.

J. Separate Account Assets and Liabilities

Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts for related separate account liabilities. The investment income, gains and losses of these accounts generally accrue to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either premiums or fees and other revenues.

K. Contractholder Deposit Funds

Liabilities for contractholder deposit funds primarily include deposits received from customers for investment-related and universal life products and investment earnings on their fund balances. These

CIGNA CORPORATION - 2015 Form 10-K 67

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

L. Future Policy Benefits

Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, guaranteed minimum death benefit ("GMDB") contracts (see Note 7 for additional information) and certain health, life and accident insurance products of our Global Supplemental Benefits segment.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 0.1% to 9%. Obligations for the run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with requirements of GAAP when a premium deficiency exists.

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

The Company discounts certain unpaid claim liabilities because benefit payments are made over extended periods. Substantially all of these liabilities are associated with the group long-term disability business. Discount rate assumptions for that business are based on projected investment returns for the asset portfolios that support these liabilities and range from 4.4% to 5.7%. Discounted liabilities were $3.7 billion at December 31, 2015 and $3.9 billion at December 31, 2014.

N. Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment include reported claims, estimates for losses incurred but not yet reported and liabilities for services rendered by providers, as well as liabilities under risk-sharing and quality management arrangements with providers. The Company uses actuarial principles and assumptions consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability within a level of confidence. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

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

For each reporting period, the Company compares key assumptions used to establish the medical costs payable to actual experience. When actual experience differs from these assumptions, medical costs payable are adjusted through current period shareholders' net income. Additionally, the Company evaluates expected future developments

68 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

and emerging trends that may impact key assumptions. The estimation process involves considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends. See Note 5 for further information.

O. Redeemable Noncontrolling Interests

Products and services are offered in Turkey and India through joint venture entities for which the Company is the primary beneficiary. Accordingly, these entities are consolidated. The redeemable noncontrolling interests on our consolidated balance sheet represent our joint venture partners' preferred and common stock interests in these entities. Our joint venture partners may, at their election, require the Company to purchase their redeemable noncontrolling interests. We also have the right to require our joint venture partners to sell their redeemable noncontrolling interests to us. The redeemable noncontrolling interests were recorded at fair value as of the dates of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to additional paid-in capital. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds the greater of the carrying value or fair value.

P. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities include liabilities for pension, other postretirement and postemployment benefits (see Note 9), GMIB contract liabilities (see Note 10), self-insured exposures, management compensation, cash overdraft positions and various insurance-related liabilities, including experience-rated refunds, the minimum medical loss ratio rebate accrual under Health Care Reform and reinsurance contracts. Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. In cases where the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

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

R. Premiums and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred, and for our Global Health Care business, medical costs are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer's experience (including estimates of incurred but not reported claims).

Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of Health Care Reform. These rebates are settled in the year following the policy year.

Premiums received for the Company's Medicare Advantage Plans and Medicare Part D products from customers and the Centers for Medicare and Medicaid Services ("CMS") are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products based on the demographics and health severity of enrollees. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D premiums include payments from CMS for risk sharing adjustments. The risk sharing adjustments that are estimated quarterly based on claim experience, compare actual incurred drug benefit costs to estimated costs submitted in original contracts and may result in more or less revenue from CMS. Final revenue adjustments are determined and settled with CMS in the year following the contract year. Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to CMS under the Medicare Advantage and Medicare Part D minimum medical loss ratio provisions of Health Care Reform.

Accounting for Health Care Reform's Risk Mitigation Programs. Beginning in 2014, as prescribed by Health Care Reform, programs went into effect to reduce the risk for participating health insurance companies selling coverage on the public exchanges.

•
A three-year (2014-2016) reinsurance program is designed to provide reimbursement to insurers for high cost individual business sold on or off the public exchanges. The reinsurance entity established by the U.S. Department of Health and Human Services ("HHS") is funded by a per-customer reinsurance fee assessed on all insurers, Health Maintenance Organizations ("HMOs") and self-insured group health plans, excluding certain products such as Medicare Advantage and Medicare Part D. Only non-grandfathered individual plans are eligible for recoveries if claims exceed a specified threshold, up to a reinsurance cap. Reinsurance contributions associated with non-grandfathered individual plans are reported as a reduction in premium revenue, and estimated reinsurance recoveries are established with an offsetting reduction in Global Health Care medical costs. Reinsurance fee contributions for other insured business are reported in other operating expenses. Final recoverable amounts are determined and settled with HHS in the year following the policy year.
CIGNA CORPORATION - 2015 Form 10-K 69

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

•
A premium stabilization program is comprised of two components: 1) a permanent component that reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges. We estimate our receivable or payable based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies and HHS; and 2) a temporary (2014-2016) component designed to limit insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to individual and small group qualified health plans, operating on and off the exchanges. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS.

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

Revenue for universal life products is recognized as follows:

•
Investment income on assets supporting universal life products is recognized in net investment income as earned.

•
Charges for mortality, administration and policy surrender are recognized in premiums as earned. Administrative fees are considered earned when services are provided.

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances. Expenses are recognized when claims are incurred, and income is credited to policyholders in accordance with contract provisions.

The unrecognized portion of premiums received is recorded as unearned premiums.

S. Fees, Related Expenses and Mail Order Pharmacy Revenues and Costs

Contract fees for administrative services only ("ASO") programs and pharmacy programs and services are recognized in fees and other revenues as services are provided, net of pharmaceutical manufacturer rebates payable to clients and estimated refunds under performance guarantees. Expenses associated with these programs and services are recognized in other operating expenses as incurred, net of pharmaceutical rebates from manufacturers. In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company establishes deferred revenues for estimated payouts associated with these performance guarantees. Approximately 12% of ASO fees reported for the year ended December 31, 2015 were at risk, with reimbursements estimated to be approximately 1%.

Revenue for investment-related products is recognized as follows:

•
Investment income on assets supporting investment-related products is recognized in net investment income as earned.

•
Contract fees based upon related administrative expenses are recognized in fees and other revenues as they are earned ratably over the contract period.

Benefits and expenses for investment-related products consist primarily of income credited to policyholders in accordance with contract provisions.

Mail order pharmacy revenues and the cost of prescriptions are recognized as each prescription is shipped. Mail order pharmacy revenues are presented net of pharmaceutical manufacturer rebates payable to clients. Mail order pharmacy costs include the cost of prescriptions sold and other costs to operate this business including supplies, shipping and handling, net of pharmaceutical rebates from manufacturers.

T. Stock Compensation

The Company records compensation expense for stock awards and options over their vesting periods primarily based on the estimated fair value at the grant date. For stock options, fair value is estimated using an option-pricing model, whereas for restricted stock grants and units, fair value is equal to the market price of the Company's common stock on the date of grant. Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on a market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date). See Note 20 for additional information on the Company's stock compensation plans.

U. Participating Business

The Company's participating life insurance policies entitle policyholders to earn dividends that represent a portion of the earnings of the Company's life insurance subsidiaries. Participating insurance accounted for approximately 1% of the Company's total life insurance in force at the end of 2015, 2014 and 2013.

V. Income Taxes

Deferred income tax assets and liabilities are recognized for differences between the financial and income tax reporting bases of the underlying assets and liabilities and established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not.

70 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the year, exclusive of amounts reported as adjustments to accumulated other comprehensive income or amounts initially recorded due to business combinations. The current income tax provision generally represents the estimated amounts due on the various income tax returns for the year reported plus the effect of any uncertain tax positions. Uncertain tax positions are evaluated in accordance with GAAP.

Income tax provisions related to the Company's foreign operations are generally determined based upon the local country income tax rate.

See Note 19 for additional information.

W. Earnings Per Share

The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and unvested restricted stock granted after 2009 using the treasury stock method and the effect of strategic performance shares. See Note 4 for additional information.

NOTE 3 Acquisitions and Dispositions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. ("Anthem") and Anthem Merger Sub Corp. ("Merger Sub"), a direct wholly owned subsidiary of Anthem. The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the "merger"). Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock. The closing price of Anthem common stock on February 24, 2016 was $130.75.

At special shareholders' meetings held in December 2015, Cigna shareholders approved the merger and Anthem shareholders approved the issuance of shares of Anthem common stock in connection with the merger. Completing the merger remains subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals and the absence of a legal restraint prohibiting the merger. Completing the merger is not subject to a financing condition.

If the merger agreement is terminated under certain circumstances, Anthem will be required to pay Cigna a termination fee of $1.85 billion. Anthem's obligation to pay the termination fee arises if the merger agreement is terminated because: (1) a governmental entity, such as the Department of Justice or a state Department of Insurance, has prevented the merger for regulatory reasons and that decision is final and non-appealable; or (2) the merger has not closed by January 31, 2017 (subject to extension to April 30, 2017 under certain circumstances) only because all necessary regulatory approvals have not been received.

The merger agreement contains customary covenants, including covenants that Cigna conduct its business in the ordinary course during the period between entering into the merger agreement and closing. In addition, Cigna's ability to take certain actions prior to closing without Anthem's consent is subject to certain limitations. These limitations relate to, among other matters, the payment of dividends, capital expenditures, the payment or retirement of indebtedness or the incurrence of new indebtedness, settlement of material claims or proceedings, mergers or acquisitions, and certain employment-related matters.

The transaction is expected to close in the second half of 2016.

For the year ended December 31, 2015, the Company incurred pre-tax costs of $66 million ($57 million after-tax) directly related to the proposed merger. These costs consisted primarily of fees for financial advisory, legal and other professional services.

Acquisitions

The Company completed certain acquisitions during the three years ended December 31, 2015. In accordance with GAAP, the purchase price for each acquisition was allocated to the tangible and intangible net assets acquired based on management's preliminary estimates of their fair values. The results of acquisition activities for these years were not material to the Company's results of operations, liquidity or financial condition.

CIGNA CORPORATION - 2015 Form 10-K 71

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 4 Earnings Per Share

Basic and diluted earnings per share were computed as follows:

(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted

2015

Shareholders' net income	$2,094	$–	$2,094

Shares
Weighted average	256,149	–	256,149
Common stock equivalents		4,443	4,443

Total shares	256,149	4,443	260,592

EPS	$8.17	$(0.13)	$8.04

2014

Shareholders' net income	$2,102	$–	$2,102

Shares
Weighted average	263,889	–	263,889
Common stock equivalents		4,714	4,714

Total shares	263,889	4,714	268,603

EPS	$7.97	$(0.14)	$7.83

2013

Shareholders' net income	$1,476	$–	$1,476

Shares
Weighted average	279,296	–	279,296
Common stock equivalents		5,389	5,389

Total shares	279,296	5,389	284,685

EPS	$5.28	$(0.10)	$5.18

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2015	2014	2013

Anti-dilutive options	0.4	1.0	0.9

72 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 5 Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not yet reported, those that have been reported but not yet paid (reported costs in process), and other medical expenses payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities, as follows:

(In millions)	2015	2014

Incurred but not yet reported	$1,757	$1,777
Reported costs in process	470	288
Physician incentives and other medical care expense and services payable	128	115

MEDICAL COSTS PAYABLE	$2,355	$2,180

Activity in medical costs payable was as follows:

(In millions)	2015	2014	2013

Balance at January 1,	$2,180	$2,050	$1,856
Less: Reinsurance and other amounts recoverable	252	194	242

Balance at January 1, net	1,928	1,856	1,614
Incurred costs related to:
Current year	18,564	16,853	16,049
Prior years	(210)	(159)	(182)

Total incurred	18,354	16,694	15,867
Paid costs related to:
Current year	16,588	14,966	14,267
Prior years	1,582	1,656	1,358

Total paid	18,170	16,622	15,625
Balance at December 31, net	2,112	1,928	1,856
Add: Reinsurance and other amounts recoverable	243	252	194

Balance at December 31,	$2,355	$2,180	$2,050

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain ASO business where the right of offset does not exist. See Note 7 for additional information on reinsurance. For the year ended December 31, 2015, actual experience differed from the Company's key assumptions resulting in favorable incurred costs related to prior years' medical costs payable of $210 million, or 1.3% of the current year incurred costs as reported for the year ended December 31, 2014. Actual completion factors accounted for $62 million, or 0.4%, while actual medical cost trend resulted in $115 million, or 0.7%. The remaining $33 million, or 0.2%, was primarily related to an increase in the 2014 reinsurance reimbursement rate from CMS under Health Care Reform.

For the year ended December 31, 2014, actual experience differed from the Company's key assumptions, resulting in favorable incurred costs related to prior years' medical costs payable of $159 million, or 1.0% of the current year incurred costs as reported for the year ended December 31, 2013. Actual completion factors accounted for $61 million of favorability, or 0.4%, while actual medical cost trend resulted in the remaining $98 million, or 0.6%.

The impact of prior year development on shareholders' net income was $60 million for the year ended December 31, 2015 compared with $53 million for the year ended December 31, 2014. The favorable effect of prior year development for both years primarily reflects low utilization of medical services. Incurred costs related to prior years in the table above do not directly correspond to an increase or decrease to shareholders' net income. The primary reason for the difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders' net income if they are offset by increases in the current year provision for moderately adverse conditions. The determination of liabilities for Global Health Care medical costs payable requires the Company to make critical accounting estimates. See Note 2(N) for further information about the assumptions and estimates used to establish this liability.

CIGNA CORPORATION - 2015 Form 10-K 73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 6 Organizational Efficiency Plan

The Company is regularly evaluating ways to deliver its products and services more efficiently and at a lower cost. During the fourth quarter of 2013, the Company committed to a plan to increase its organizational efficiency and reduce costs through a series of actions including employee headcount reductions. As a result, the Company recognized a charge in other operating expenses of $60 million pre-tax ($40 million after-tax) in the fourth quarter of 2013, primarily for severance costs. As of December 31, 2015, the remaining balance associated with this plan was not material.

NOTE 7 Reinsurance

The Company's insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance. Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses. Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired. Reinsurance does not relieve the originating insurer of liability. Therefore, reinsured liabilities must continue to be reported along with the related reinsurance recoverables. The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") to effectively exit the GMDB and GMIB business via a reinsurance transaction. Berkshire reinsured 100% of the Company's future claim payments in this business, net of retrocessional arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.6 billion remaining at December 31, 2015.

This transaction resulted in an after-tax charge to shareholders' net income in the first quarter of 2013 of $507 million ($781 million pre-tax reported as follows: $727 million in other benefit expenses; $54 million in other operating expenses, including $45 million of GMIB fair value loss). The payment to Berkshire under the agreement was $2.2 billion and was funded from the sale of investment assets, tax benefits related to the transaction and available parent cash.

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

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	2015	2014	2013

Balance at January 1,	$1,270	$1,396	$1,090
Add: Unpaid claims	16	18	24
Less: Reinsurance and other amounts recoverable	1,186	1,317	42

Balance at January 1, net	100	97	1,072
Add: Incurred benefits	3	3	699
Less: Paid benefits (including the $1,647 payment for Berkshire reinsurance transaction)	(3)	–	1,674

Ending balance, net	106	100	97
Less: Unpaid claims	18	16	18
Add: Reinsurance and other amounts recoverable	1,164	1,186	1,317

Balance at December 31,	$1,252	$1,270	$1,396

Benefits paid and incurred are net of ceded amounts, including the impact of the 2013 reinsurance transaction with Berkshire. The ending net retained reserve as of December 31, 2015 and December 31, 2014 covers ongoing administrative expenses, as well as the minor claim exposure retained by the Company.

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

74 CIGNA CORPORATION - 2015 Form 10-K

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

(Dollars in millions, excludes impact of reinsurance ceded)	2015	2014

Account value	$11,355	$13,078
Net amount at risk	$2,870	$2,763
Average attained age of contractholders (weighted by exposure)	74	73
Number of contractholders	324,000	354,000

Effects of Reinsurance

The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against benefits and expenses in the Company's Consolidated Statements of Income.

(In millions)	2015	2014	2013

Premiums
Short-duration contracts:
Direct	$26,751	$24,294	$23,056
Assumed	289	429	394
Ceded	(254)	(226)	(252)

	26,786	24,497	23,198

Long-duration contracts:
Direct	3,061	2,921	2,485
Assumed	111	173	183
Ceded:
Individual life insurance and annuity business sold	(158)	(254)	(176)
Other	(158)	(123)	(115)

	2,856	2,717	2,377

TOTAL	$29,642	$27,214	$25,575

Reinsurance recoveries
Individual life insurance and annuity business sold	$301	$366	$335
Other	436	292	(18)

TOTAL	$737	$658	$317

Recoveries were lower in 2013 primarily due to activity related to the Berkshire transaction.

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

CIGNA CORPORATION - 2015 Form 10-K 75

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Reinsurance Recoverables

The majority of the Company's reinsurance recoverables balance resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company's reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	December 31, 2015	December 31, 2014	Collateral and Other Terms at December 31, 2015

GMDB	Berkshire	$1,123	$1,147	100% were secured by assets in a trust.
	Other	41	39	100% were secured by assets in a letter of credit or a trust.
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,705	3,817	Both companies' ratings were sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	995	1,092	100% were secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	315	336	99% were secured by assets in a trust.
Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	553	561
				Recoverables from approximately 75 reinsurers, including the U.S. Government, used in the ordinary course of business. Excluding the recoverable from the U.S. Government of approximately $160 million, current balances range from less than $1 million up to $88 million, with 18% secured by assets in trusts or letters of credit.
Other run-off reinsurance	Various	81	88	100% of this balance was secured by assets in a trust and other deposits.

Total reinsurance recoverables		$6,813	$7,080

Over 90% of the Company's reinsurance recoverables were from companies that are rated A or higher by Standard & Poors at December 31, 2015. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables in the event that recovery is not considered probable. As of December 31, 2015, the Company's recoverables were net of a reserve of $3 million.

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

NOTE 8 Goodwill, Other Intangibles, and Property and Equipment

Goodwill is primarily reported in the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($0.3 billion).

Goodwill activity during 2015 and 2014 was as follows:

(In millions)	2015	2014

Balance at January 1,	$5,989	$6,029
Goodwill acquired:
QualCare Alliance Networks, Inc.	74	–
Other	–	3
Impact of foreign currency translation	(44)	(43)

Balance at December 31,	$6,019	$5,989

76 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2015
Customer relationships	$1,264	$867	$397
Other	302	131	171

Total reported in other assets, including other intangibles	1,566	998	568
Value of business acquired (reported in deferred policy acquisition costs)	232	48	184
Internal-use software (reported in property and equipment)	2,442	1,708	734

TOTAL OTHER INTANGIBLE ASSETS	$4,240	$2,754	$1,486

2014
Customer relationships	$1,266	$779	$487
Other	313	91	222

Total reported in other assets, including other intangibles	1,579	870	709
Value of business acquired (reported in deferred policy acquisition costs)	165	30	135
Internal-use software (reported in property and equipment)	2,191	1,467	724

TOTAL OTHER INTANGIBLE ASSETS	$3,935	$2,367	$1,568

Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2015
Internal-use software	$2,442	$1,708	$734
Other property and equipment	1,574	774	800

TOTAL PROPERTY AND EQUIPMENT	$4,016	$2,482	$1,534

2014
Internal-use software	$2,191	$1,467	$724
Other property and equipment	1,740	962	778

TOTAL PROPERTY AND EQUIPMENT	$3,931	$2,429	$1,502

Other property and equipment includes assets recorded under capital leases with a cost of $90 million, accumulated amortization of $44 million, and a net carrying value of $46 million as of December 31, 2015. Other property and equipment includes assets recorded under capital leases with a cost of $84 million, accumulated amortization of $36 million, and a net carrying value of $48 million as of December 31, 2014. Current capital lease agreements are for equipment and generally have a term of 48 months with the equipment returned to the lessor at the end of the term.

Depreciation and amortization was comprised of the following for the years ended December 31:

(In millions)	2015	2014	2013

Internal-use software	$288	$260	$225
Other property and equipment	160	153	160
Value of business acquired (reported in deferred policy acquisition costs)	18	12	19
Other intangibles(1)	119	163	193

TOTAL DEPRECIATION AND AMORTIZATION	$585	$588	$597

(1)
Includes the one-time $23 million benefit of a 2015 acquisition in which the fair value of acquired net assets exceeded the purchase price.

Other property and equipment includes amortization on assets recorded under capital leases of $22 million in 2015 and $20 million in 2014.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows: $432 million in 2016, $313 million in 2017, $216 million in 2018, $151 million in 2019, and $82 million in 2020.

CIGNA CORPORATION - 2015 Form 10-K 77

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

As further discussed in Note 23, the Company and the Cigna Pension Plan are defendants in a class action lawsuit. When the plan amendment related to this litigation is adopted, the pension benefit obligation will be updated to reflect benefits resulting from this litigation.

The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. The following table summarizes the projected benefit obligations and assets related to the Company's domestic and international pension and other postretirement benefit plans as of, and for the year ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2015	2014	2015	2014

Change in benefit obligation
Benefit obligation, January 1	$5,269	$4,700	$335	$323
Service cost	2	2	–	–
Interest cost	194	206	11	12
(Gain) loss from past experience	(239)	679	(19)	31
Effect of plan amendment	–	2	–	–
Benefits paid from plan assets	(270)	(291)	(3)	(5)
Benefits paid – other	(22)	(29)	(29)	(26)

Benefit obligation, December 31	4,934	5,269	295	335

Change in plan assets
Fair value of plan assets, January 1	4,170	4,089	12	16
Actual return on plan assets	75	257	(1)	1
Benefits paid	(270)	(291)	(3)	(5)
Contributions	6	115	–	–

Fair value of plan assets, December 31	3,981	4,170	8	12

Funded Status	$(953)	$(1,099)	$(287)	$(323)

The postretirement benefits liability adjustment included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2015	2014	2015	2014

Unrecognized net gain (loss)	$(2,201)	$(2,317)	$1	$(16)
Unrecognized prior service cost	(7)	(7)	52	54

POSTRETIREMENT BENEFITS LIABILITY ADJUSTMENT	$(2,208)	$(2,324)	$53	$38

During 2015, the unfunded liability for the Company's pension and other postretirement benefit plans decreased by $182 million. In addition, the postretirement benefits liability adjustment (recorded in accumulated other comprehensive income) decreased by $131 million pre-tax ($85 million after-tax) resulting in an increase to shareholders' equity. These decreases were primarily due to an increase in the discount rate and a change in the mortality assumption (as discussed further in the assumptions section of this note).

Pension benefits. The Company funds its qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2016, the Company does not expect to make any contributions to the qualified pension plans because none are required. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates, and funding targets.

78 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Components of net pension cost for the years ended December 31 were as follows:

(In millions)	2015	2014	2013

Service cost	$2	$2	$3
Interest cost	194	206	181
Expected long-term return on plan assets	(267)	(264)	(272)
Amortization of:
Net loss from past experience	70	57	74
Settlement loss	–	6	–

NET PENSION COST	$(1)	$7	$(14)

The Company expects to recognize pre-tax losses of $66 million in 2016 from amortization of the net loss from past experience. This estimate is based on a weighted average amortization period for the frozen and inactive plans that is based on the average expected remaining life of plan participants of approximately 28 years.

Plan assets. The Company's current target investment allocation percentages (50% fixed income, 25% public equity securities, and 25% in other investments, including securities partnerships, hedge funds and real estate) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company would expect to further reduce the allocation to equity securities and increase the allocation to fixed income investments as funding levels improve.

As of December 31, 2015, pension plan assets included $3.6 billion invested in the separate accounts of Connecticut General Life Insurance Company and Life Insurance Company of North America, that are subsidiaries of the Company, as well as an additional $332 million invested directly in funds offered by the buyer of the retirement benefits business.

The fair values of plan assets by category and by the fair value hierarchy as defined by GAAP are as follows. See Note 10 for further details regarding how the Company determines fair value, including the level within the fair value hierarchy and the procedures the Company uses to validate fair value measurements.

December 31, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$1	$1	$–	$2
Corporate	–	1,026	41	1,067
Mortgage and other asset-backed	–	19	2	21
Fund investments and pooled separate accounts (1)	–	553	3	556

TOTAL FIXED MATURITIES	1	1,599	46	1,646

Equity securities:
Domestic	585	6	86	677
International, including funds and pooled separate accounts (1)	18	358	7	383

TOTAL EQUITY SECURITIES	603	364	93	1,060

Real estate, including pooled separate accounts (1)	–	–	362	362
Commercial mortgage loans	–	–	131	131
Securities partnerships	–	–	406	406
Hedge funds	–	–	256	256
Guaranteed deposit account contract	–	–	58	58
Cash equivalents and other current assets, net	–	62	–	62

TOTAL PLAN ASSETS AT FAIR VALUE	$604	$2,025	$1,352	$3,981

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.
CIGNA CORPORATION - 2015 Form 10-K 79

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Plan assets at fair value:
Fixed maturities:
Federal government and agency	$1	$1	$–	$2
Corporate	–	1,025	35	1,060
Mortgage and other asset-backed	–	21	3	24
Fund investments and pooled separate accounts (1)	–	744	3	747

TOTAL FIXED MATURITIES	1	1,791	41	1,833

Equity securities:
Domestic	640	5	73	718
International, including funds and pooled separate accounts (1)	131	241	7	379

TOTAL EQUITY SECURITIES	771	246	80	1,097

Real estate, including pooled separate accounts (1)	–	–	331	331
Commercial mortgage loans	–	–	110	110
Securities partnerships	–	–	357	357
Hedge funds	–	–	283	283
Guaranteed deposit account contract	–	–	44	44
Cash equivalents and other current assets, net	–	115	–	115

TOTAL PLAN ASSETS AT FAIR VALUE	$772	$2,152	$1,246	$4,170

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

Plan assets in Level 1 include exchange-listed equity securities. Level 2 assets primarily include:

•
fixed income and international equity funds priced using their daily net asset value that is the exit price; and

•
fixed maturities valued using recent trades of similar securities or pricing models as described in Note 10.

Plan assets classified in Level 3 include investments primarily in securities partnerships, equity real estate and hedge funds generally valued based on the pension plan's ownership share of the equity of the investee including changes in the fair values of its underlying investments.

The following table summarizes the changes in pension plan assets classified in Level 3 for the years ended December 31, 2015 and December 31, 2014. Actual return on plan assets in this table may include changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	Real Estate & Mortgage Loans	Securities Partnerships	Hedge Funds	Guaranteed Deposit Account Contract	Total

Balance at January 1, 2015	$121	$441	$357	$283	$44	$1,246

Actual return on plan assets:
Assets still held at the reporting date	(3)	58	50	4	1	110
Assets sold during the period	–	–	–	–	–	–

TOTAL ACTUAL RETURN ON PLAN ASSETS	(3)	58	50	4	1	110

Purchases, sales, settlements, net	14	(6)	(1)	(31)	13	(11)
Transfers into/out of Level 3	7	–	–	–	–	7

Balance at December 31, 2015	$139	$493	$406	$256	$58	$1,352

80 CIGNA CORPORATION - 2015 Form 10-K

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

Other postretirement benefits. The Company's pre-tax expense for these plans was $8 million for 2015, $9 million for 2014 and $(11) million for 2013. The 2013 benefit was primarily due to a pre-tax curtailment gain of $19 million resulting from the freeze of the postretirement medical plan. Changes in the estimated rate of future increases in the per capital cost of health care benefits would have no material effect on postretirement benefit costs or obligations.

Assumptions for pension and other postretirement benefit plans. Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2015	2014

Discount rate:
Pension benefit obligation	4.17%	3.75%
Other postretirement benefit obligation	3.89%	3.50%
Pension benefit cost	3.75%	4.50%
Other postretirement benefit cost	3.50%	4.00%
Expected long-term return on plan assets:
Pension benefit cost	7.25%	7.25%
Other postretirement benefit cost	5.00%	5.00%

The Society of Actuaries mortality table and projection scale published in the fourth quarter of 2014 was adopted for the Company's defined benefit pension and other postretirement plans as of December 31, 2014. We used the updated table because the Company's mortality experience over the past several years closely matched the updated mortality table based on a study conducted in 2014. In the fourth quarter of 2015, the Society of Actuaries published an updated improvement scale based on two additional years of experience. The Company adopted the updated improvement scale as of December 31, 2015 after reviewing its experience compared with the updated improvement scale.

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

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy that continues a significant allocation to domestic and foreign equity securities as well as real estate, securities partnerships and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation.

To measure pension costs, the Company uses a market-related asset valuation for domestic pension plan assets invested in non-fixed income investments. The market-related value of these pension assets recognizes the difference between actual and expected long-term returns in the portfolio over 5 years, a method that reduces the short-term impact of market fluctuations on pension cost. At December 31, 2015, the market-related asset value was approximately $3.9 billion compared with a market value of approximately $4.0 billion.

CIGNA CORPORATION - 2015 Form 10-K 81

PART II
ITEM 8. Financial Statements and Supplementary Data

Benefit payments. The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2016	$363	$29
2017	$322	$28
2018	$323	$27
2019	$329	$26
2020	$322	$25
2021-2025	$1,604	$104

B. 401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees' pre-tax contributions. Participants in the plan may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or a fixed-income fund. In conjunction with the action to freeze the domestic defined benefit pension plans, effective January 1, 2010, the Company increased its matching contributions to 401(k) plan participants.

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's expense for these plans was $106 million for 2015, $98 million for 2014 and $91 million for 2013.

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

The Company is responsible for determining fair value, as well as the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations. Annually, we conduct an on-site visit of the most significant pricing service to review their processes, methodologies and controls. This on-site review includes a walk-through of inputs of a sample of securities held across various asset types to validate the documented pricing process.

82 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2015 and 2014 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately under the heading "Separate account assets" as gains and losses related to these assets generally accrue directly to policyholders.

December 31, 2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$251	$528	$–	$779
State and local government	–	1,641	–	1,641
Foreign government	–	2,010	4	2,014
Corporate	–	14,122	326	14,448
Mortgage-backed	–	48	1	49
Other asset-backed	–	198	326	524

Total fixed maturities(1)	251	18,547	657	19,455
Equity securities	32	89	69	190

Subtotal	283	18,636	726	19,645
Short-term investments	–	381	–	381
GMIB assets(2)	–	–	907	907
Other derivative assets(3)	–	16	–	16

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$283	$19,033	$1,633	$20,949

GMIB liabilities	$–	$–	$885	$885

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$–	$885	$885

(1)
Fixed maturities included $483 million of net cumulative appreciation required to adjust future policy benefits for the run-off settlement annuity business including $30 million of appreciation for securities classified in Level 3. See Note 11 for additional information.

(2)
The GMIB assets represented retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.

(3)
Other derivative assets included $15 million of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million of interest rate swaps qualifying as fair value hedges. See Note 12 for additional information.
CIGNA CORPORATION - 2015 Form 10-K 83

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

December 31, 2014 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$290	$664	$–	$954
State and local government	–	1,856	–	1,856
Foreign government	–	1,936	4	1,940
Corporate	–	13,105	393	13,498
Mortgage-backed	–	84	1	85
Other asset-backed	–	234	416	650

Total fixed maturities(1)	290	17,879	814	18,983
Equity securities	61	85	43	189

Subtotal	351	17,964	857	19,172
Short-term investments	–	163	–	163
GMIB assets(2)	–	–	953	953
Other derivative assets(3)	–	6	–	6

TOTAL FINANCIAL ASSETS AT FAIR VALUE, EXCLUDING SEPARATE ACCOUNTS	$351	$18,133	$1,810	$20,294

GMIB liabilities	$–	$–	$929	$929
Other derivative liabilities	–	1	–	1

TOTAL FINANCIAL LIABILITIES AT FAIR VALUE	$–	$1	$929	$930

(1)
Fixed maturities included $756 million of net cumulative appreciation required to adjust future policy benefits for the run-off settlement annuity business including $65 million of appreciation for securities classified in Level 3. See Note 11 for additional information.

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

Fixed maturities and equity securities.    Approximately 95% of the Company's investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks. Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics. When recent trades are not available, pricing models are used to determine these prices. These models calculate fair values by discounting future cash flows at estimated market interest rates. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset. Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

84 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of December 31, 2015 or 2014. Level 2 also includes exchange-traded interest rate swap contracts. Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements. The nature and use of these other derivatives are described in Note 12.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of December 31, 2015 and 2014. The range and weighted average basis point amounts ("bps") for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

Equity securities.    The significant unobservable input used to value the following equity securities is a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). These securities are comprised of private equity investments with limited trading activity and therefore a ratio of EBITDA is used to estimate value based on company circumstances and relative risk characteristics.

As of December 31, 2015 (Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)

Fixed maturities:
Other asset and mortgage-backed securities	$327	Liquidity	60 - 440 (200)
		Weighting of credit spreads	170 - 630 (220)
Corporate and government fixed maturities	285	Liquidity	70 - 930 (280)

Total fixed maturities	612
Equity securities	69	Price-to-earnings multiples	4.2 - 11.6 (8.3)

Subtotal	681
Securities not priced by the Company(1)	45

Total Level 3 securities	$726

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.
CIGNA CORPORATION - 2015 Form 10-K 85

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As of December 31, 2014 (Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)

Fixed maturities:
Other asset and mortgage-backed securities	$417	Liquidity	60 - 370 (140) bps
		Weighting of credit spreads	160 - 2,560 (290) bps
Corporate and government fixed maturities	344	Liquidity	80 - 930 (262) bps

Total fixed maturities	761
Equity securities	43	Price-to-earnings multiples	4.2 - 9.8 (8.1)

Subtotal	804
Securities not priced by the Company(1)	53

Total Level 3 securities	$857

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

GMIB contracts.    As discussed in Note 7, the Company effectively exited the GMIB business in 2013. Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders' net income is the risk of non-performance. This assumption reflects a market participant's view of (a) the risk of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets). As of December 31, 2015, there were three reinsurers for GMIB, with collateral securing 70% of the balance.

The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments. Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders' account values or deposits increased at a contractual rate. The Company will also pay and receive cash depending on account values and interest rates when contractholders elect to begin to receive minimum income payments. The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions that include non-performance risk, among other things.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2015 and 2014. Separate account asset changes are reported separately under the heading "Separate account assets" as the changes in fair values of these

86 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

assets accrue directly to the policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2015	$857	$953	$(929)	$24

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(5)	2	(3)
Other	24	1	–	1

Total gains (losses) included in shareholders' net income	24	(4)	2	(2)

Losses included in other comprehensive income	(11)	–	–	–
Losses required to adjust future policy benefits for settlement annuities(1)	(1)	–	–	–
Purchases, sales, settlements:
Purchases	153	–	–	–
Sales	(230)	–	–	–
Settlements	(21)	(42)	42	–

Total purchases, sales and settlements	(98)	(42)	42	–

Transfers into/(out of) Level 3:
Transfers into Level 3	49	–	–	–
Transfers out of Level 3	(94)	–	–	–

Total transfers into/(out of) Level 3	(45)	–	–	–

Balance at December 31, 2015	$726	$907	$(885)	$22

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(6)	$(4)	$2	$(2)

(1)
Amounts do not accrue to shareholders.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2014	$1,190	$751	$(741)	$10

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	251	(251)	–
Other	15	(1)	15	14

Total gains (losses) included in shareholders' net income	15	250	(236)	14

Gains included in other comprehensive income	14	–	–	–
Gains required to adjust future policy benefits for settlement annuities(1)	55	–	–	–
Purchases, sales, settlements:
Purchases	101	–	–	–
Sales	(202)	–	–	–
Settlements	(156)	(48)	48	–

Total purchases, sales and settlements	(257)	(48)	48	–

Transfers into/(out of) Level 3:
Transfers into Level 3	165	–	–	–
Transfers out of Level 3	(325)	–	–	–

Total transfers into/(out of) Level 3	(160)	–	–	–

Balance at December 31, 2014	$857	$953	$(929)	$24

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$2	$250	$(236)	$14

(1)
Amounts do not accrue to shareholders.
CIGNA CORPORATION - 2015 Form 10-K 87

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the years ended December 31, 2015 and 2014, transfers between Level 2 and Level 3 primarily reflect the change in significance of the unobservable inputs used to value certain public and private corporate bonds, principally related to liquidity of the securities and credit risk of the issuers.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company's revenues and expenses. At December 31, separate account assets were as follows:

2015 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Guaranteed separate accounts (See Note 23)	$235	$274	$–	$509
Non-guaranteed separate accounts(1)	1,401	4,698	1,225	7,324

TOTAL SEPARATE ACCOUNT ASSETS	$1,636	$4,972	$1,225	$7,833

(1)
As of December 31, 2015, non-guaranteed separate accounts included $3.6 billion in assets supporting the Company's pension plans, including $1.2 billion classified in Level 3.

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

88 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes the changes in separate account assets reported in Level 3 for the years ended December 31, 2015 and 2014.

(In millions)	2015	2014

Balance at January 1	$1,158	$1,035
Policyholder gains (1)	95	85
Purchases, issuances, settlements:
Purchases	198	266
Sales	–	(2)
Settlements	(230)	(226)

Total purchases, sales and settlements	(32)	38

Transfers into/(out of) Level 3:
Transfers into Level 3	16	20
Transfers out of Level 3	(12)	(20)

Total transfers into/(out of) Level 3:	4	–

Balance at December 31	$1,225	$1,158

(1)
Included in this amount were gains of $95 million attributable to instruments still held at December 31, 2015 and gains of $85 million attributable to instruments still held at December 31, 2014.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired. Impaired real estate entities and commercial mortgage loans representing less than 1% of total investments were written down to their fair values, resulting in realized investment losses of $16 million, after-tax in 2015 and $10 million, after-tax in 2014.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2015 and 2014. Financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	December 31, 2015		December 31, 2014

(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$1,911	$1,864	$2,168	$2,081
Contractholder deposit funds, excluding universal life products	Level 3	$1,151	$1,148	$1,136	$1,124
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,515	$5,020	$5,740	$4,967

As explained in Note 2(B), in the fourth quarter of 2015, the Company retrospectively adopted ASU 2015-03 that requires debt issuance costs to be netted against the carrying value of the debt. The carrying value presented above for 2014 has been retrospectively adjusted to conform to the new guidance. The fair values for all financial instruments presented in the table above have been estimated using market information when available. The following valuation methodologies and inputs are used by the Company to determine fair value.

Commercial mortgage loans. The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows at estimated market interest rates that reflect the Company's assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates based on the property type, quality rating and average life of the loan. The quality ratings reflect the relative risk of the loan considering debt service coverage, the loan-to-value ratio and other factors. Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model. The fair value measurements were classified in Level 3 because the cash flow models incorporate significant unobservable inputs.

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

CIGNA CORPORATION - 2015 Form 10-K 89

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

Fair values of off-balance-sheet financial instruments were not material as of December 31, 2015 and 2014.

NOTE 11 Investments

A. Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2015:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,397	$1,403
Due after one year through five years	6,251	6,504
Due after five years through ten years	6,905	7,058
Due after ten years	3,363	3,917
Mortgage and other asset-backed securities	540	573

TOTAL	$18,456	$19,455

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties, or because in certain cases the Company may have the option to unilaterally extend the contractual maturity date.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

	December 31, 2015
(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$528	$251	$–	$779
State and local government	1,496	147	(2)	1,641
Foreign government	1,870	147	(3)	2,014
Corporate	14,022	632	(206)	14,448
Mortgage-backed	48	2	(1)	49
Other asset-backed	492	39	(7)	524

TOTAL	$18,456	$1,218	$(219)	$19,455

(In millions)	December 31, 2014

Federal government and agency	$608	$346	$–	$954
State and local government	1,682	176	(2)	1,856
Foreign government	1,824	121	(5)	1,940
Corporate	12,517	1,014	(33)	13,498
Mortgage-backed	83	3	(1)	85
Other asset-backed	564	87	(1)	650

TOTAL	$17,278	$1,747	$(42)	$18,983

The above table includes investments with a fair value of $2.7 billion at December 31, 2015 and $3.1 billion at December 31, 2014 supporting liabilities of the Company's run-off settlement annuity business. These investments had gross unrealized appreciation of $521 million and gross unrealized depreciation of $38 million at December 31, 2015, compared with gross unrealized appreciation of $758 million and gross unrealized depreciation of $2 million at December 31, 2014. Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.

As of December 31, 2015, the Company had commitments to purchase $15 million of fixed maturities, all of which bear interest at a fixed market rate.

90 CIGNA CORPORATION - 2015 Form 10-K

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

The table below summarizes fixed maturities with a decline in fair value from amortized cost as of December 31, 2015 but with no indicative impairment loss based on the criteria listed above. These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	December 31, 2015
(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$4,411	$4,558	$(147)	721
Below investment grade	$534	$557	$(23)	228
More than one year:
Investment grade	$180	$204	$(24)	56
Below investment grade	$124	$149	$(25)	29

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at December 31, 2015. Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of December 31, 2015, fair values of these securities were $52 million and amortized cost was $66 million. As of December 31, 2014, fair values of these securities were $57 million and amortized cost was $69 million.

B. Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2015	2014

Property type
Office buildings	$697	$700
Apartment buildings	366	264
Industrial	322	466
Hotels	259	351
Retail facilities	213	272
Other	7	28

TOTAL	$1,864	$2,081

Geographic region
Pacific	$738	$637
South Atlantic	366	572
New England	276	277
Central	205	214
Middle Atlantic	227	287
Mountain	52	94

TOTAL	$1,864	$2,081

CIGNA CORPORATION - 2015 Form 10-K 91

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

At December 31, 2015, scheduled commercial mortgage loan maturities were as follows (in millions): $205 in 2016, $143 in 2017, $177 in 2018, $275 in 2019 and $1,064 thereafter. Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2015, the Company had commitments to extend credit under commercial mortgage loan agreements of $5 million.

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

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of December 31, 2015 and 2014:

(In millions)	Debt Service Coverage Ratio December 31, 2015

Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$261	$2	$–	$67	$–	$330
50% to 59%	683	–	–	24	–	707
60% to 69%	590	14	–	19	–	623
70% to 79%	–	–	–	30	36	66
80% to 89%	40	–	–	–	–	40
90% to 100%	–	–	–	–	98	98

TOTAL	$1,574	$16	$–	$140	$134	$1,864

	December 31, 2014

Below 50%	$340	$17	$–	$6	$–	$363
50% to 59%	681	38	–	–	–	719
60% to 69%	394	–	15	–	60	469
70% to 79%	68	36	33	–	80	217
80% to 89%	6	41	–	–	58	105
90% to 100%	–	–	55	–	153	208

TOTAL	$1,489	$132	$103	$6	$351	$2,081

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2015 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets for 2015, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value, and categorizes the investments as loans in good standing, potential problem loans or problem loans. Based on property valuations and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio's average loan-to-value ratio improved to 58% at December 31, 2015 from 63% at December 31, 2014. The portfolio's average debt service coverage ratio was estimated to be 1.78 at December 31, 2015, an improvement from 1.66 at December 31, 2014.

The Company will reevaluate a loan's credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower's request for restructure causes management to believe that the Company's estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

Certain loans were modified during 2015 and 2014. However, these were not considered troubled debt restructures and the impact of such modifications was not material to the Company's results of operations, financial condition or liquidity.

92 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Potential problem mortgage loans are considered current (no payment is more than 59 days past due), but exhibit certain characteristics that increase the likelihood of future default such as the deterioration of debt service coverage below 1.0, estimated loan-to-value ratios increasing to 100% or more, downgrade in quality rating and requests from the borrower for restructuring. In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days. Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms, which could include concessions on interest rate, principal payment or maturity date. The Company monitors each problem and potential problem mortgage loan on an ongoing basis and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $139 million at December 31, 2015 and $208 million at December 31, 2014.

Impaired commercial mortgage loans. The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	2015			2014

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$113	$(15)	$98	$147	$(12)	$135
Impaired commercial mortgage loans with no valuation reserves	–	–	–	31	–	31

TOTAL	$113	$(15)	$98	$178	$(12)	$166

The average recorded investment in impaired loans was $126 million during 2015 and $155 million during 2014. Because of the risk profile of the underlying investment, the Company recognizes interest income on problem mortgage loans only when payment is actually received. Interest income that would have been reflected in net income if interest on non-accrual commercial mortgage loans had been accrued in accordance with the original terms was not significant for 2015 or 2014. Interest income on impaired commercial mortgage loans was not significant for 2015 or 2014. See Note 2 for further information on impaired commercial mortgage loans.

Changes in valuation reserves for commercial mortgage loans were not material for the years ended December 31, 2015 and 2014.

C. Other Long-Term Investments

As of December 31, other long-term investments consisted of the following:

(In millions)	2015	2014

Real estate investments	$814	$916
Securities partnerships	501	456
Other	89	116

TOTAL	$1,404	$1,488

Real estate investments and securities partnerships with a carrying value of $277 million at December 31, 2015 and $264 million at December 31, 2014 were non-income producing during the preceding twelve months.

As of December 31, 2015, the Company had commitments to contribute:

•
$184 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•
$487 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 40% of the committed amounts in 2016.

D. Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $925 million, federal government securities of $220 million and money market funds of $55 million as of December 31, 2015. The Company's short-term investments and cash equivalents as of December 31, 2014 included corporate securities of $509 million, federal government securities of $274 million and money market funds of $33 million.

E. Concentration of Risk

As of December 31, 2015 and 2014, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

CIGNA CORPORATION - 2015 Form 10-K 93

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

Collateral and termination features. The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. As of December 31, 2015, the Company had $16 million in cash on deposit representing the upfront margin required for the Company's centrally-cleared derivative instruments. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net asset or liability positions of these derivatives were not material as of December 31, 2015 or 2014.

Investment Cash Flow Hedges.

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

The notional values of these cash flow swaps were $131 million as of December 31, 2015 and $145 million as of December 31, 2014.

As of and for the years ended December 31, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material. No amounts were excluded from the assessment of hedge effectiveness and no gains or losses were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges.

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

As of December 31, 2015 and 2014, the notional values of these derivative instruments were $750 million.

As of and for the years ended December 31, 2015 and 2014, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

GMIB.

The Company's run-off reinsurance business has written reinsurance contracts with issuers of variable annuities that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount ("GMIB liabilities"). According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments. The Company has purchased retrocessional coverage ("GMIB assets") for these contracts, including the agreement with Berkshire in 2013, effectively exiting this business. See Note 7 for further details.

The fair value effects of GMIB contracts on the financial statements are included in Note 10 and their volume of activity is included in Note 23. Cash flows on these contracts are reported in operating activities.

GMDB and GMIB Hedge Programs.

The Company's dynamic hedge programs were discontinued at the time of the Berkshire reinsurance transaction in 2013. These hedge programs generated losses (included in other revenues) of $39 million in 2013.

94 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 13 Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when the nature of the Company's involvement with the entity changes, the Company evaluates the following to determine if it is the primary beneficiary and must consolidate the entity:

•
the structure and purpose of the entity;

•
the risks and rewards created by and shared through the entity; and

•
the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

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

To provide certain services to its Medicare Advantage customers, the Company contracts with independent physician associations ("IPAs") that are variable interest entities. Physicians provide health care services to Medicare Advantage customers and the Company provides medical management and administrative services to the IPAs.

The Company is not the primary beneficiary and does not consolidate these entities because either:

•
it has no power to direct the activities that most significantly impact the entities' economic performance; or

•
it has neither the right to receive benefits nor the obligation to absorb losses that could be significant to these variable interest entities.

The Company has not provided, and does not intend to provide, financial support to these entities that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required. The Company's maximum potential exposure to loss related to the investment entities is limited to the carrying amount of its investments of $600 million as of December 31, 2015, that are reported in fixed maturities. The Company's combined ownership interests are insignificant relative to the total principal amount issued by these entities. The Company's maximum exposure to loss related to the IPA arrangements is limited to their liability for incurred but not reported medical costs for the Company's Medicare Advantage customers. These liabilities are not material and are generally secured by deposits maintained by the IPAs.

NOTE 14 Investment Income and Gains and Losses

A. Net Investment Income

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2015	2014	2013

Fixed maturities	$879	$876	$823
Equity securities	3	3	6
Commercial mortgage loans	112	133	174
Policy loans	72	72	74
Other long-term investments	116	105	101
Short-term investments and cash	14	17	22

Total investment income	1,196	1,206	1,200
Less investment expenses	43	40	36

NET INVESTMENT INCOME	$1,153	$1,166	$1,164

Net investment income for separate accounts that is excluded from the Company's revenues was $262 million for 2015, $225 million for 2014, and $232 million for 2013.

CIGNA CORPORATION - 2015 Form 10-K 95

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Realized Investment Gains and Losses

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2015	2014	2013

Fixed maturities	$(82)	$14	$113
Equity securities	36	13	8
Commercial mortgage loans	(2)	(6)	(3)
Other investments, including derivatives	105	133	95

Net realized investment gains, before income taxes	57	154	213
Less income taxes	17	48	72

NET REALIZED INVESTMENT GAINS	$40	$106	$141

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

(In millions)	2015	2014	2013

Other-than-temporary impairments on debt securities:
Credit-related	$(11)	$–	$–
Non credit-related(1)	(101)	(36)	(11)

Total other-than-temporary impairments on debt securities	(112)	(36)	(11)
Other credit-related(2)	(28)	(16)	(8)
Other non credit-related	–	–	(10)

TOTAL	$(140)	$(52)	$(29)

(1)
These write-downs pertain to other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads), particularly within the energy sector, for certain below investment grade fixed maturities with an increased probability of sales activity prior to recovery of amortized cost basis.

(2)
Other credit-related losses include other-than-temporary declines in the fair values of equity securities, increases in valuation reserves on commercial mortgage loans, and asset write-downs related to security partnerships and real estate investments.

Realized investment gains in other investments, including derivatives, represented primarily gains on sale of real estate properties held in joint ventures.

Realized investment gains that are excluded from the Company's revenues for the years ended December 31 were as follows:

(In millions)	2015	2014	2013

Separate accounts	$117	$376	$417
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$114	$86	$9

Sales information for available-for-sale fixed maturities and equity securities for the years ended December 31 were as follows:

(In millions)	2015	2014	2013

Proceeds from sales	$1,555	$1,769	$1,775
Gross gains on sales	$85	$62	$102
Gross losses on sales	$13	$6	$4

96 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 15 Debt

(In millions)	2015	2014(1)

Short-term:
Commercial paper	$100	$100
Other, including capital leases	49	47

TOTAL SHORT-TERM DEBT	$149	$147

Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$–	$598
$250 million, 5.375% Notes due 2017	249	249
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	–	250
$250 million, 4.375% Notes due 2020(2)	254	253
$300 million, 5.125% Notes due 2020(2)	303	302
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021(2)	304	301
$750 million, 4% Notes due 2022	743	741
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	892	–
$300 million, 7.875% Debentures due 2027	299	298
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	295	295
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	32	43

TOTAL LONG-TERM DEBT	$5,020	$4,979

(1)
As explained in Note 2(B), in the fourth quarter of 2015, the Company retrospectively adopted ASU 2015-03 that requires debt issuance costs to be netted against the carrying value of the debt. Amounts presented above for 2014 have been retrospectively adjusted to conform to the new guidance. The impact on 2014 balances was not material.

(2)
The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 12 for further information about the Company's interest rate risk management and these derivative instruments.

On March 11, 2015, the Company issued $900 million of 10-Year Notes due April 15, 2025 at a stated interest rate of 3.25% ($892 million, net of discount and issuance costs, with an effective annual interest rate of 3.36%). Interest is payable on April 15 and October 15 of each year beginning October 15, 2015. The proceeds of this debt were used to repay debt maturing in 2016 and in 2019 as described below.

The Company may redeem the newly issued Notes, at any time, in whole or in part, at a redemption price equal to the greater of:

•
100% of the principal amount of the Notes to be redeemed; or

•
the present value of the remaining principal and interest payments on the Notes being redeemed discounted at the applicable Treasury rate plus 17.5 basis points.

The following debt transactions occurred in April 2015:

•
The Company redeemed its 2.75% Notes due 2016, including accrued interest from November 15, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 30 basis points. The Company paid $626 million including accrued interest and expenses, resulting in a pre-tax loss on early debt extinguishment of $21 million ($14 million after-tax) that was recognized in the second quarter of 2015.

•
The Company redeemed its 8.50% Notes due 2019, including accrued interest from November 1, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes
CIGNA CORPORATION - 2015 Form 10-K 97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

  being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 50 basis points. The Company paid $329 million including accrued interest and expenses, resulting in a pre-tax loss on early debt extinguishment of $79 million ($51 million after-tax) that was recognized in the second quarter of 2015.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options to increase the commitment amount to $2 billion and to extend the term past December 2019, subject to consent by the administrative agent and the committing banks. The credit agreement is available for general corporate purposes including for the issuance of letters of credit. The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio to be greater than 0.50. The leverage ratio is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) and excludes net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension that is included in accumulated other comprehensive loss on the Company's consolidated balance sheet.

The Company had $7.9 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement, in addition to the $5.2 billion of debt outstanding as of December 31, 2015. This additional borrowing capacity includes the $1.5 billion available under the credit agreement. Letters of credit outstanding as of December 31, 2015 totaled $19 million.

The Company was in compliance with its debt covenants as of December 31, 2015.

Maturities of long-term debt, excluding capital leases, are as follows (in millions): none in 2016, $250 in 2017, $131 in 2018, none in 2019, $550 in 2020 and the remainder in years after 2020. Maturities of debt under capital lease arrangements are as follows (in millions): $23 in 2016, $12 in 2017, $7 in 2018, $6 in 2019, none in 2020 and the remainder in years after 2020. Interest expense on long-term and short-term debt was $252 million in 2015, $265 million in 2014, and $270 million in 2013. The 2015 expense excludes losses on the early extinguishment of debt.

NOTE 16 Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2015	2014	2013

Common: Par value $0.25; 600,000 shares authorized
Outstanding – January 1,	259,276	275,526	285,829
Issued for stock option and other benefit plans	2,751	2,284	3,319
Repurchased common stock	(5,483)	(18,534)	(13,622)

Outstanding – December 31,	256,544	259,276	275,526
Treasury stock	39,601	36,869	90,619

ISSUED – DECEMBER 31,	296,145	296,145	366,145

The Company maintains a share repurchase program authorized by its Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. We may suspend activity under our share repurchase program from time to time and may also remove such suspensions without public announcement. We may also repurchase shares at times when we otherwise might be precluded from doing so under insider trading laws or because of self-imposed trading black-out periods by using a Rule 10b5-1 trading plan.

In 2014, the Company retired 70 million shares of treasury stock. This transaction had no effect on total shareholders' equity.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2015, 2014 or 2013.

98 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 17 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business. Changes in the components of accumulated other comprehensive income (loss) were as follows:

(In millions) 2015	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation on securities, January 1,	$955	$(335)	$620

Net unrealized (depreciation) on securities arising during the year	(389)	157	(232)
Reclassification adjustment for losses included in shareholders' net income (net realized investment gains)	46	(16)	30

Net unrealized (depreciation) on securities arising during the year	(343)	141	(202)

Net unrealized appreciation on securities, December 31,	$612	$(194)	$418

Net unrealized (depreciation) on derivatives, January 1,	$(12)	$4	$(8)

Net unrealized appreciation on derivatives arising during the year	10	(3)	7
Reclassification adjustment for losses included in shareholders' net income (other operating expenses)	12	(4)	8

Net unrealized appreciation on derivatives arising during the year	22	(7)	15

Net unrealized appreciation on derivatives, December 31,	$10	$(3)	$7

Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the year	(224)	12	(212)

Net translation of foreign currencies, December 31,	$(295)	$21	$(274)

Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	68	(23)	45
Net change due to valuation update	63	(23)	40

Net postretirement benefits liability adjustment arising during the year	131	(46)	85

Postretirement benefits liability adjustment, December 31,	$(2,155)	$754	$(1,401)

(In millions) 2014	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation on securities, January 1,	$733	$(256)	$477

Net unrealized appreciation on securities arising during the year	249	(89)	160
Reclassification adjustment for (gains) included in shareholders' net income (net realized investment gains)	(27)	10	(17)

Net unrealized appreciation on securities arising during the year	222	(79)	143

Net unrealized appreciation on securities, December 31,	$955	$(335)	$620

Net unrealized (depreciation) on derivatives, January 1,	$(29)	$10	$(19)
Net unrealized appreciation on derivatives, arising during the year	17	(6)	11

Net unrealized (depreciation) on derivatives, December 31,	$(12)	$4	$(8)

Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies, arising during the year	(162)	18	(144)

Net translation of foreign currencies, December 31,	$(71)	$9	$(62)

Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	54	(18)	36
Reclassification adjustment for settlement (other operating expenses)	6	(2)	4

Total reclassification adjustment to shareholders' net income (other operating expenses)	60	(20)	40
Net change due to valuation update	(716)	250	(466)

Net postretirement benefits liability adjustment arising during the year	(656)	230	(426)

Postretirement benefits liability adjustment, December 31,	$(2,286)	$800	$(1,486)

CIGNA CORPORATION - 2015 Form 10-K 99

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions) 2013	Pre-Tax	Tax (Expense) Benefit	After-Tax

Net unrealized appreciation on securities, January 1,	$1,352	$(465)	$887

Net unrealized (depreciation) on securities arising during the year	(498)	166	(332)
Reclassification adjustment for (gains) included in net income (net realized investment gains)	(121)	43	(78)

Net unrealized (depreciation) on securities arising during the year	(619)	209	(410)

Net unrealized appreciation on securities, December 31,	$733	$(256)	$477

Net unrealized depreciation on derivatives, January 1,	$(43)	$15	$(28)
Net unrealized appreciation on derivatives arising during the year	14	(5)	9

Net unrealized depreciation on derivatives, December 31,	$(29)	$10	$(19)

Net translation of foreign currencies, January 1,	$91	$(22)	$69
Net translation of foreign currencies arising during the year	–	13	13

Net translation of foreign currencies, December 31,	$91	$(9)	$82

Postretirement benefits liability adjustment, January 1,	$(2,460)	$861	$(1,599)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	70	(25)	45
Reclassification adjustment for curtailment gain (other operating expenses)	(19)	7	(12)

Total reclassification adjustment to shareholders' net income (other operating expenses)	51	(18)	33
Net change due to valuation update and plan amendments	779	(273)	506

Net postretirement benefits liability adjustment arising during the year	830	(291)	539

Postretirement benefits liability adjustment, December 31,	$(1,630)	$570	$(1,060)

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

(In billions)	2015	2014	2013

Net income	$2.1	$2.0	$1.6
Surplus	$8.0	$7.5	$6.3

The Company's HMO and life subsidiaries are subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that insurance companies may extend to the parent company without prior approval. As of December 31, 2015, these amounts, including restricted net assets of the Company, were as follows:

(In billions)	2015

Minimum statutory surplus required by regulators	$2.6
Investments on deposit with regulatory bodies	$0.4
Maximum dividend distributions permitted in 2016 without state approval	$1.5
Maximum loans to the parent company permitted without state approval	$1.3
Restricted net assets of Cigna Corporation	$8.6

Statutory surplus for each of the Company's life insurance and HMO subsidiaries is sufficient to meet the minimum required by regulators. For one of the Company's foreign insurance subsidiaries, the regulatory authority has permitted deferral of certain policy acquisition costs that increased statutory capital and surplus by approximately $0.2 billion as of December 31, 2015. There were no other permitted practices for the Company's insurance subsidiaries that significantly differed from prescribed regulatory accounting practices.

100 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 19 Income Taxes

A. Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2015	2014	2013

Current taxes
U.S. income taxes	$1,076	$1,068	$382
Foreign income taxes	93	115	77
State income taxes	60	49	42

	1,229	1,232	501

Deferred taxes (benefits)
U.S. income taxes	22	10	152
Foreign income taxes (benefits)	(6)	(22)	46
State income taxes (benefits)	5	(10)	(1)

	21	(22)	197

Total income taxes	$1,250	$1,210	$698

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2015	2014	2013

Tax expense at nominal rate	$1,164	$1,156	$761
Effect of undistributed foreign earnings	(67)	(74)	(42)
Health insurance industry tax	109	83	–
State income tax (net of federal income tax benefit)	42	25	27
Other	2	20	(48)

Total income taxes	$1,250	$1,210	$698

Consolidated pre-tax income from the Company's foreign operations was approximately 11% of the Company's pre-tax income in 2015, 10% in 2014 and 12% in 2013.

Effective Tax Rates

The consolidated effective tax rates of 37.6% in 2015 and 36.6% in 2014 have increased from historical levels due to the health insurance industry tax that took effect in 2014 and that is not deductible for federal income tax purposes. Other matters having a significant impact on the effective tax rate included:

•
Undistributed foreign earnings.  As part of its global capital management strategy, the Company's foreign operations retain a significant portion of their earnings overseas. These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations. The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions' tax rate. The Company has accumulated undistributed foreign earnings of $2.2 billion as of December 31, 2015. If the Company intended to repatriate these foreign earnings to the U.S., the Company's consolidated balance sheet would have included an additional $290 million of deferred tax liabilities as of December 31, 2015.

•
Completion of IRS examinations/other 2013 impacts.  In 2013, the Internal Revenue Service ("IRS") completed its examination of the Company's 2009 and 2010 tax years, resulting in an increase to shareholders' net income of $18 million. In addition, income tax expense was reduced in 2013 due to certain other tax benefits related to the Company's foreign operations.
CIGNA CORPORATION - 2015 Form 10-K 101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2015	2014

Deferred tax assets
Employee and retiree benefit plans	$535	$597
Other insurance and contractholder liabilities	465	440
Net operating losses	101	72
Other accrued liabilities	177	203
Other	99	105

Deferred tax assets before valuation allowance	1,377	1,417
Valuation allowance for deferred tax assets	(71)	(49)

Deferred tax assets, net of valuation allowance	1,306	1,368

Deferred tax liabilities
Depreciation and amortization	765	755
Unrealized appreciation on investments and foreign currency translation	152	298
Other	10	22

Total deferred tax liabilities	927	1,075

Net deferred income tax assets	$379	$293

Included in the consolidated net deferred tax asset of $379 million is approximately $150 million of deferred tax liabilities attributable to foreign jurisdictions, most notably Korea and Taiwan.

Management believes that future results will be sufficient to realize the Company's deferred tax assets. With the exception of certain net operating loss related tax benefits, the Company's deferred tax benefits may be carried forward indefinitely. Net operating loss benefits are primarily attributable to foreign jurisdictions. The Company establishes a valuation allowance when it determines that realization of a deferred tax asset does not meet the more likely than not standard. Valuation allowances have been established against certain federal, foreign and state deferred tax assets, generally when there is a requirement to assess them on a separate entity basis. The increased valuation allowance for 2015 is primarily attributable to tax benefits of certain overseas start-up operations.

C. Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 was as follows:

(In millions)	2015	2014	2013

Balance at January 1,	$26	$17	$51
Decrease due to prior year positions	–	–	(35)
Increase due to current year positions	7	12	6
Reduction related to lapse of applicable statute of limitations	(2)	(3)	(5)

Balance at December 31,	$31	$26	$17

102 CIGNA CORPORATION - 2015 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

D. Other Tax Matters

The Internal Revenue Service is expected to complete their examination of the Company's 2011 and 2012 consolidated federal income tax returns during the second half of 2016.

The Company conducts business in a number of state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state audit activity is expected for tax years prior to 2011, and prior to 2009 for foreign audit activity.

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

Compensation cost and related tax benefits for these awards were as follows:

(In millions)	2015	2014	2013

Compensation cost	$111	$101	$88
Tax benefits	$24	$12	$25

The Company had the following number of common stock shares available for award at December 31: 8.6 million in 2015, 10.3 million in 2014 and 13.2 million in 2013.

Stock options. The Company awards options to purchase the Company's common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date.

The table below shows the status of, and changes in, common stock options during the last three years:

	2015		2014		2013

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding — January 1	7,331	$51.84	7,350	$42.24	8,951	$36.29
Granted	1,410	$120.94	2,012	$78.11	1,890	$58.84
Exercised	(2,146)	$43.63	(1,869)	$41.29	(3,107)	$34.99
Expired or canceled	(162)	$86.04	(162)	$64.27	(384)	$43.86

OUTSTANDING — DECEMBER 31	6,433	$68.86	7,331	$51.84	7,350	$42.24

Options exercisable at year-end	3,414	$46.55	3,919	$38.11	4,217	$35.84

Compensation expense of $36 million related to unvested stock options at December 31, 2015 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2015	2014	2013

Intrinsic value of options exercised	$179	$84	$105
Cash received for options exercised	$94	$76	$109
Excess tax benefits realized from options exercised	$33	$19	$23

CIGNA CORPORATION - 2015 Form 10-K 103

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table summarizes information for outstanding common stock options at December 31, 2015:

	Options Outstanding	Options Exercisable

Number (in thousands)	6,433	3,414
Total intrinsic value (in millions)	$498	$341
Weighted average exercise price	$68.86	$46.55
Weighted average remaining contractual life	6.8	5.4

The weighted average fair value of options granted under employee incentive plans was $36.40 for 2015, $23.56 for 2014 and $19.84 for 2013 using the Black-Scholes option-pricing model and the assumptions presented in the following table.

	2015	2014	2013

Dividend yield	0.0%	0.1%	0.1%
Expected volatility	35.0%	35.0%	40.0%
Risk-free interest rate	1.3%	1.3%	0.7%
Expected option life	4.3 years	4.3 years	4.5 years

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

Restricted stock. The Company awards restricted stock to its employees or directors with vesting periods ranging from two to five years. These awards are generally in one of two forms: restricted stock grants or restricted stock units. Restricted stock grants are the most widely used form and are used for substantially all U.S.-based employees receiving such awards. Recipients of restricted stock grants accumulate dividends and can vote during the vesting period, but forfeit their awards and accumulated dividends if their employment terminates before the vesting date. Awards of restricted stock units are generally limited to overseas employees. A restricted stock unit represents a right to receive a common share of stock when the unit vests. Recipients of restricted stock units are entitled to accumulate hypothetical dividends, but cannot vote during the vesting period. They forfeit their units and accumulated dividends if their employment terminates before the vesting date.

The table below shows the status of, and changes in, restricted stock grants and units during the last three years:

	2015		2014		2013

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	2,121	$53.59	2,844	$41.56	4,064	$35.00
Awarded	352	$121.93	454	$78.99	525	$59.36
Vested	(736)	$41.99	(1,065)	$32.34	(1,480)	$30.24
Forfeited	(95)	$68.31	(112)	$52.95	(265)	$39.46

OUTSTANDING – DECEMBER 31	1,642	$72.58	2,121	$53.59	2,844	$41.56

The fair value of vested restricted stock was: $92 million in 2015, $85 million in 2014 and $94 million in 2013.

At the end of 2015, approximately 3,900 employees held 1.6 million restricted stock grants and units with $56 million of related compensation expense to be recognized over the next two years (weighted average period).

Strategic Performance Shares. The Company awards strategic performance shares to executives and certain other key employees generally with a performance period of three years. Strategic performance shares are divided into two broad groups: 50% are subject to a market condition (total shareholder return relative to industry peer companies) and 50% are subject to performance conditions (2013 and 2014 awards: revenue growth and cumulative adjusted net income; 2015 awards, cumulative adjusted net income). These targets are set by the Committee. At the end of the performance period, holders of strategic performance shares will be awarded anywhere from 0 to 200% of the original grant of strategic performance shares in Cigna common stock.

104 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The table below shows the status of, and changes in, strategic performance shares during the last three years:

	2015		2014		2013

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,547	$59.20	1,572	$49.67	1,600	$41.92
Awarded	311	$121.78	450	$78.50	616	$59.84
Vested	(608)	$45.51	(397)	$43.53	(448)	$36.88
Forfeited	(62)	$76.33	(78)	$58.41	(196)	$47.52

OUTSTANDING – DECEMBER 31	1,188	$81.68	1,547	$59.20	1,572	$49.67

The fair value of vested strategic performance shares was $119 million in 2015, $57 million in 2014 and $42 million in 2013.

At the end of 2015, approximately 1,300 employees held 1.2 million strategic performance shares and $37 million of related compensation expense is expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2016 and 2017.

NOTE 21 Leases and Rentals

The Company's operating leases are primarily for office space. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Office space leases active in 2015 had terms ranging from one month to 18 years. Net rental expenses for operating leases amounted to approximately $165 million in 2015, $150 million in 2014 and $140 million in 2013. As of December 31, 2015, future net minimum rental payments under non-cancelable operating leases were approximately $700 million, payable as follows:

(In millions)	Operating Lease Payments

2016	$127
2017	$121
2018	$100
2019	$85
2020	$77
2021 and thereafter	$190

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

CIGNA CORPORATION - 2015 Form 10-K 105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

options, expense associated with frozen pension plans and certain costs for corporate projects, including overhead.

In the Company's segment disclosures, we present "operating revenues," defined as total revenues excluding realized investment results. The Company excludes realized investment results from this measure because its portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment. As a result, gains or losses created in this process may not be indicative of past or future underlying performance of the business.

The Company uses adjusted income (loss) from operations as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability. Beginning on January 1, 2015, adjusted income from operations was newly defined as shareholders' net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Prior period segment information has been restated to reflect these new performance metrics. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•
Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•
Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company's business operations. The amortization amount is net of one-time benefits of acquisitions in which the fair value of net assets acquired exceeds the purchase price.

•
Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.

In 2013, adjusted income from operations also excluded the results of the guaranteed minimum income benefit ("GMIB") business prior to the reinsurance transaction with Berkshire.

For the years ended December 31, 2015, 2014 and 2013, the Company reported the following special item charges:

Year(1)	Description and Financial Statement Line Item(s)	After-tax	Before-tax
(In millions)

2015	Debt extinguishment costs (Other operating expenses, see Note 15 for details)	$65	$100
2015	Merger related transaction costs (Other operating expenses, see Note 3 for details)	$57	$66
2013	Charge related to a reinsurance transaction (see Note 7 for details)	$507	$781
	– Other benefit expenses		727
	– Other operating expenses		54
2013	Charge for a disability claims regulatory matter (see Note 23 for details)	$51	$77
	– Other benefit expenses		75
	– Other operating expenses		2
2013	Charge for an organizational efficiency plan (Other operating expenses, see Note 6 for details)	$40	$60
2013	Costs associated with a pharmacy benefit management ("PBM") services agreement (Other operating expenses)(2)	$24	$37

(1)
There were no special items recorded in 2014.

(2)
Under this agreement, the Company utilizes a vendor's technology and service platforms, retail network contracting and claims processing services.
106 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31, was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2015
Premiums	$22,696	$3,000	$3,843	$103	$–	$29,642
Fees and other revenues	4,357	46	91	13	(19)	4,488
Net investment income	340	103	337	369	4	1,153
Mail order pharmacy revenues	2,536	–	–	–	–	2,536

Total operating revenues	29,929	3,149	4,271	485	(15)	37,819
Net realized investment gains	43	–	5	9	–	57

Total revenues	29,972	3,149	4,276	494	(15)	37,876

Depreciation and amortization	526	31	26	1	1	585

Total benefits and expenses	27,028	2,849	3,796	374	502	34,549

Income before taxes	2,944	300	480	120	(517)	3,327
Income taxes and net income attributable to noncontrolling interests	1,150	33	152	40	(142)	1,233

Shareholders' net income by segment	1,794	267	328	80	(375)	2,094

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(30)	(1)	(4)	(5)	–	(40)
Amortization of other acquired intangible assets, net(1)	84	(4)	–	–	–	80
Special items (see summary on Page 106):
Debt extinguishment costs	–	–	–	–	65	65
Merger-related transaction costs	–	–	–	–	57	57

Adjusted income from operations	$1,848	$262	$324	$75	$(253)	$2,256

(1)
As disclosed in Note 8, includes a one-time $23 million benefit.
CIGNA CORPORATION - 2015 Form 10-K 107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2014
Premiums	$20,709	$2,844	$3,549	$112	$–	$27,214
Fees and other revenues	4,005	52	86	14	(16)	4,141
Net investment income	337	109	335	384	1	1,166
Mail order pharmacy revenues	2,239	–	–	–	–	2,239

Total operating revenues	27,290	3,005	3,970	510	(15)	34,760
Net realized investment gains	79	3	22	15	35	154

Total revenues	27,369	3,008	3,992	525	20	34,914

Depreciation and amortization	513	50	22	2	1	588

Total benefits and expenses	24,610	2,734	3,513	413	340	31,610

Income before taxes	2,759	274	479	112	(320)	3,304
Income taxes and net loss attributable to noncontrolling interests	1,059	41	148	33	(79)	1,202

Shareholders' net income by segment	1,700	233	331	79	(241)	2,102

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(54)	(3)	(14)	(11)	(24)	(106)
Amortization of other acquired intangible assets, net	106	13	–	–	–	119

Adjusted income from operations	$1,752	$243	$317	$68	$(265)	$2,115

108 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2013
Premiums	$19,626	$2,496	$3,348	$105	$–	$25,575
Fees and other revenues	3,518	43	78	(24)	(14)	3,601
Net investment income	325	100	321	408	10	1,164
Mail order pharmacy revenues	1,827	–	–	–	–	1,827

Total operating revenues	25,296	2,639	3,747	489	(4)	32,167
Net realized investment gains	113	3	62	35	–	213

Total revenues	25,409	2,642	3,809	524	(4)	32,380

Depreciation and amortization	529	50	14	1	3	597

Total benefits and expenses	22,957	2,412	3,387	1,120	328	30,204

Income before taxes	2,452	230	422	(596)	(332)	2,176
Income taxes and net loss attributable to noncontrolling interests	862	50	123	(225)	(110)	700

Shareholders' net income by segment	1,590	180	299	(371)	(222)	1,476

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(73)	(5)	(40)	(23)	–	(141)
Amortization of other acquired intangible assets, net	127	17	–	–	–	144
Results of GMIB business	–	–	–	(25)	–	(25)
Special items (see summary on Page 106):
Costs associated with PBM service agreement	24	–	–	–	–	24
Charge related to reinsurance transaction	–	–	–	507	–	507
Charge for disability claims regulatory matter	–	–	51	–	–	51
Charge for organizational efficiency plan	31	8	1	–	–	40

Adjusted income from operations	$1,699	$200	$311	$88	$(222)	$2,076

CIGNA CORPORATION - 2015 Form 10-K 109

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Revenue from external customers includes premiums, fees and other revenues, and mail order pharmacy revenues. The following table presents these revenues by product type for the years ended December 31:

(In millions)	2015	2014	2013

Medical
Premiums by product:
Guaranteed cost	$4,761	$4,600	$4,463
Experience-rated	2,329	2,322	2,292
Stop loss	2,701	2,318	1,907
International health care	1,834	1,827	1,752
Dental	1,392	1,257	1,139
Medicare	6,142	5,660	5,639
Medicaid	1,102	515	317
Medicare Part D	1,589	1,405	1,387
Other medical premiums	846	805	730

Total medical premiums	22,696	20,709	19,626
Medical fees	4,107	3,767	3,307

Total medical premiums and fees	26,803	24,476	22,933
Disability	1,899	1,767	1,616
Life, Accident and Supplemental Health	5,054	4,739	4,322
Mail order pharmacy	2,536	2,239	1,827
Other	374	373	305

Total	$36,666	$33,594	$31,003

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2015	2014	2013

U.S.	$33,185	$30,070	$27,868
Foreign	3,481	3,524	3,135

TOTAL	$36,666	$33,594	$31,003

The Company had net receivables from CMS of $1.5 billion as of December 31, 2015 and $0.8 billion as of December 31, 2014. These amounts were included in premiums, accounts and notes receivable and reinsurance recoverables. Receivables from CMS included $0.4 billion as of December 31, 2015 and $0.3 billion as of December 31, 2014 related to government risk mitigation programs in our Commercial business. As a percentage of consolidated revenues, premiums and fees from CMS were 21% in 2015, 21% in 2014 and 22% in 2013. These amounts were reported in the Global Health Care segment.

110 CIGNA CORPORATION - 2015 Form 10-K

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2015, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $495 million as of December 31, 2015 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2015. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 10 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

Under these guarantees, future payment amounts are dependent on underlying mutual fund investment values and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period. Therefore, the future payments are not fixed and determinable under the terms of these contracts. Accordingly, the Company calculated exposure, without considering any reinsurance coverage, using the following hypothetical assumptions:

•
no annuitants surrendered their accounts;

•
all annuitants lived to elect their benefit;

•
all annuitants elected to receive their benefit on the next available date (2016 through 2021); and

•
all underlying mutual fund investment values remained at the December 31, 2015 value of $944 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts. Using these hypothetical assumptions, GMIB exposure is $776 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions. See Notes 7, 10 and 12 for further information on GMIB contracts.

C. Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $173 million as of December 31, 2015, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are nonrecourse to the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2016 through 2021. The Company's indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these indemnification obligations as of December 31, 2015.

As of December 31, 2015, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the lease. Guarantees of $16 million expire in 2016 and $25 million expire in 2022. The Company had liabilities for these guarantees of $14 million as of December 31, 2015.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of December 31, 2015 in connection with acquisition, disposition and reinsurance transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, actuarial models, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by

CIGNA CORPORATION - 2015 Form 10-K 111

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2015.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the year ended December 31, 2015 and 2014, charges related to guaranty fund assessments were immaterial to the Company's results of operations.

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

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a health services business. These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, intellectual property claims and real estate-related disputes. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry. The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities. Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under GAAP for uncertain tax positions. Further information on income tax matters can be found in Note 19.

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance, HHS and the U.S. Departments of Treasury, Labor and Justice, as well as the courts. Health care regulation and legislation in its various forms, including the implementation of Health Care Reform, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company's business, results of operations and financial condition.

In addition, there is heightened review by federal and state regulators of the health care, disability and life insurance industry business and related reporting practices. Cigna is frequently the subject of regulatory market conduct reviews and other examinations of its business and reporting practices, audits and investigations by state insurance and health and welfare departments, state attorneys general, CMS and the Office of Inspector General ("OIG"). With respect to Cigna's Medicare Advantage business, the CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits") that may result in retrospective adjustments to payments made to health plans. Regulatory actions can result in assessments, civil or criminal fines or penalties or other sanctions, including loss of licensing or exclusion from participating in government programs.

As a global company, Cigna is also subject to the laws, regulations and rules of the foreign jurisdictions in which it conducts business. Foreign laws and rules and regulatory audit and investigation practices may differ from, or be more stringent than, similar requirements in the U.S.

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

112 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously. Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals. The Company had pre-tax reserves as of December 31, 2015 of $190 million ($125 million after-tax) for the matters discussed below. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.    In December, 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the "Plan") on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula. The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 ("ERISA"), including that the Plan's cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

In 2008, the District Court (1) affirmed the Company's right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula. The Second Circuit upheld this decision. From 2008 through the present, this case has undergone a series of court proceedings that resulted in the original District Court order being largely upheld. In 2015, the Company submitted to the District Court its proposed method for calculating the additional pension benefits due to class members and plaintiffs responded in August 2015. In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members. Accordingly, management expects this lawsuit to be resolved, and the Plan to be amended to comply with the District Court's order, in 2016. The Company's reserve for this litigation remains reasonable at December 31, 2015 based on a calculation compliant with the court order.

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

Regulatory Matters

CMS actions.    In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions ("the Notice"). The Notice requires the Company to suspend certain enrollment and marketing activities for its Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the ability of current enrollees to remain covered by the Company's Medicare Advantage-Prescription Drug or Medicare Part D Plans.

CMS imposed sanctions based on its finding of deficiencies with the Company's operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration, and compliance program. The Company is working to resolve these matters as quickly as possible and is cooperating fully with CMS on its review. Based on management's current expectations, the Company does not expect the impact to its 2016 consolidated results of operations, financial condition or cash flows to be material.

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

CIGNA CORPORATION - 2015 Form 10-K 113

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

Other Legal Matters

Following announcement of the Company's merger agreement with Anthem as discussed in Note 3, six putative class action complaints (collectively the "complaints" or "Cigna Merger Litigation") were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders. Five of the complaints were filed in the Court of Chancery of the State of Delaware. The sixth complaint was filed in the Connecticut Superior Court, Judicial District of Hartford. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

Cigna, members of the Cigna board of directors, Anthem and Anthem Merger Sub Corp ("Merger Sub") have been named as defendants. The plaintiffs generally assert that the members of the Cigna board of directors breached their fiduciary duties to the Cigna shareholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Cigna, Anthem and Merger Sub aided and abetted such breaches of fiduciary duties. The allegations include, among other things, that (1) the merger consideration undervalues Cigna, (2) the sales process leading up to the merger was flawed due to purported conflicts of interest of members of the Cigna board of directors and (3) certain provisions of the merger agreement inappropriately favor Anthem and inhibit competing bids. Plaintiffs seek, among other things, injunctive relief enjoining the merger, rescission of the merger agreement to the extent already implemented, and costs and damages.

Effective November 24, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company, the Company's directors, Anthem and Merger Sub entered into a Memorandum of Understanding ("MOU") to settle the Cigna Merger Litigation. Subject to court approval and further definitive documentation in a settlement agreement that will be subject to customary conditions, the MOU resolved the Cigna Merger Litigation and provided that the Company would make certain additional disclosures related to the merger. If the Court approves the settlement, the Cigna Merger Litigation will be dismissed with prejudice and all claims that were or could have been brought in any actions challenging any aspect of the merger, the merger agreement and any related disclosures will be released. In connection with the settlement, subject to the ultimate determination of the Court, plaintiffs' counsel may receive an award of reasonable fees. There can be no assurance that the parties will ultimately enter into a settlement agreement, or that the Court will approve the settlement even if the parties were to enter into such agreement. The MOU may terminate, if, among other reasons, the Court does not approve the settlement or the merger is not consummated for any reason. Following entry into the MOU, the five complaints filed in Delaware were voluntarily dismissed with prejudice.

114 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2015 and December 31, 2014. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended

(In millions, except per share amounts)	March 31	June 30		Sept. 30		Dec. 31

Consolidated Results
2015
Total revenues	$9,467	$9,492		$9,389		$9,528
Income before income taxes	854	936		878		659
Shareholders' net income	533	588	(1)	547	(2)	426(2)
Shareholders' net income per share:
Basic	2.08	2.30		2.14		1.66
Diluted	2.04	2.26		2.10		1.64
2014
Total revenues	$8,496	$8,733		$8,757		$8,928
Income before income taxes	853	901		818		732
Shareholders' net income	528	573		534		467
Shareholders' net income per share:
Basic	1.96	2.16		2.04		1.80
Diluted	1.92	2.12		2.01		1.77
Stock and Dividend Data
2015
Price range of common stock – high	$131.13	$170.63		$166.19		$148.51
– low	$100.68	$124.30		$125.61		$127.51
Dividends declared per common share	$0.04	$—		$—		$—
2014
Price range of common stock – high	$90.63	$93.20		$97.28		$105.73
– low	$75.37	$73.47		$87.33		$85.75
Dividends declared per common share	$0.04	$—		$—		$—

(1)
Shareholders' net income includes an after-tax charge of $65 million for the early extinguishment of debt in the second quarter of 2015. See Note 15 to the Consolidated Financial Statements for additional details.
(2)
Shareholders' net income includes after-tax charges of $29 million in the third quarter of 2015 and $28 million in the fourth quarter of 2015 for advisory, legal and other transactions costs directly related to the Company's proposed merger with Anthem. See Note 3 to the Consolidated Financial Statements for additional details.
CIGNA CORPORATION - 2015 Form 10-K 115

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

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control – Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2015.

The Company's independent registered public accounting firm, PricewaterhouseCoopers, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 58 in this Form 10-K.

ITEM 9B. Other Information

None.

116 CIGNA CORPORATION - 2015 Form 10-K

PART III

ITEM 10. Directors and Executive Officers of the Registrant

A. Directors of the Registrant

The information under the captions "Corporate Governance Matters – Process for Director Elections," "– Board of Directors' Nominees," "– Directors Who Will Continue in Office" and "– Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

B. Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 30 in this Form 10-K.

C. Code of Ethics and Other Corporate Governance Disclosures

The information under the caption "Corporate Governance Matters – Codes of Ethics" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

ITEM 11. Executive Compensation

The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Compensation Matters – Report of the People Resources Committee," "– Compensation Discussion and Analysis" and "– Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2015 Form 10-K 117

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2015:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	9,070,059	$68.86	8,840,649
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	9,070,059	$68.86	8,840,649

(1)
Includes, in addition to outstanding stock options, 159,498 restricted stock units, 102,376 deferred shares and 2,375,646 strategic performance shares, which are reported at the maximum 200% payout rate. Also includes 296,903 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan which was approved by HealthSpring's shareholders before Cigna's acquisition of HealthSpring in January 2012.

(2)
The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $17.86. Excluding these assumed options results in a weighted-average exercise price of $71.33.

(3)
Includes 271,407 shares of common stock available as of the close of business December 31, 2015 for future issuance under the Cigna Directors Equity Plan and 8,569,242 shares of common stock available as of the close of business on December 31, 2015 for future issuance under the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of Cigna Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

ITEM 14. Principal Accounting Fees and Services

The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and "– Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2016 annual meeting of shareholders is incorporated by reference.

118 CIGNA CORPORATION - 2015 Form 10-K

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)
(1) The following Financial Statements appear on pages 58 through 114:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

    Consolidated Balance Sheets as of December 31, 2015 and 2014.

    Consolidated Statements of Changes in Total Equity for the years ended December 31, 2015, 2014 and 2013.

    Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

    Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

CIGNA CORPORATION - 2015 Form 10-K 119

PART IV
ITEM 15. Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 25, 2016
By:	/s/ THOMAS A. MCCARTHY
Thomas A. McCarthy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2016.

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

120 CIGNA CORPORATION - 2015 Form 10-K

INDEX TO FINANCIAL STATEMENT SCHEDULES
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2015 Form 10-K FS-1

PART IV
ITEM 15. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2016 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2016

FS-2 CIGNA CORPORATION - 2015 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Summary of Investments – Other Than Investments in Related Parties December 31, 2015

Type of Investment (in millions)	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$528	$779	$779
States, municipalities and political subdivisions	1,496	1,641	1,641
Foreign governments	1,870	2,014	2,014
Public utilities	1,648	1,743	1,743
All other corporate bonds	12,364	12,695	12,695
Asset backed securities:
Mortgage-backed	48	49	49
Other asset-backed	492	524	524
Redeemable preferred stocks	10	10	10

TOTAL FIXED MATURITIES	18,456	19,455	19,455

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	91	97	97
Non-redeemable preferred stocks	99	93	93

TOTAL EQUITY SECURITIES	190	190	190

Commercial mortgage loans on real estate	1,864		1,864
Policy loans	1,419		1,419
Other long-term investments	1,404		1,404
Short-term investments	381		381

TOTAL INVESTMENTS	$23,714		$24,713

CIGNA CORPORATION - 2015 Form 10-K FS-3

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation – (Registrant)

Statements of Income

	For the years ended December 31,

(in millions)	2015	2014	2013

Operating expenses:
Interest	$246	$258	$264
Intercompany interest	2	5	2
Loss on early extinguishment of debt	100	—	—
Other	147	82	69

TOTAL OPERATING EXPENSES	495	345	335

Loss before income taxes	(495)	(345)	(335)
Income tax benefit	(135)	(89)	(109)

Loss of parent company	(360)	(256)	(226)
Equity in income of subsidiaries	2,454	2,358	1,702

SHAREHOLDERS' NET INCOME	2,094	2,102	1,476

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities	(202)	143	(410)
Net unrealized appreciation on derivatives	15	11	9
Net translation of foreign currencies	(212)	(144)	13
Postretirement benefits liability adjustment	85	(426)	539

Shareholders' other comprehensive income (loss)	(314)	(416)	151

SHAREHOLDERS' COMPREHENSIVE INCOME	$1,780	$1,686	$1,627

See Notes to Financial Statements on the following pages.

FS-4 CIGNA CORPORATION - 2015 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,

(in millions)	2015	2014

ASSETS:
Cash and cash equivalents	$16	$51
Short term investments	54	–
Investments in subsidiaries	18,799	17,645
Intercompany	182	74
Other assets	497	526

TOTAL ASSETS	$19,548	$18,296

LIABILITIES:
Intercompany	$1,086	$1,138
Short-term debt	100	100
Long-term debt	4,910	4,858
Other liabilities	1,417	1,426

TOTAL LIABILITIES	7,513	7,522

SHAREHOLDERS' EQUITY:
Common stock (shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,859	2,769
Accumulated other comprehensive loss	(1,250)	(936)
Retained earnings	12,121	10,289
Less treasury stock, at cost	(1,769)	(1,422)

TOTAL SHAREHOLDERS' EQUITY	12,035	10,774

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,548	$18,296

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2015 Form 10-K FS-5

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

	For the years ended December 31,

(in millions)	2015	2014	2013

Cash Flows from Operating Activities:
Shareholders' Net Income	$2,094	$2,102	$1,476
Adjustments to reconcile shareholders' net income to net cash provided by operating activities:
Equity in income of subsidiaries	(2,454)	(2,358)	(1,702)
Dividends received from subsidiaries	880	1,648	506
Other liabilities	112	(73)	(245)
Loss on early extinguishment of debt	100	–	–
Other, net	33	173	63

Net cash provided by operating activities	765	1,492	98

Cash Flows from Investing Activities:
Short term investment purchased	(54)	–	–
Other, net	(14)	11	–

Net cash provided by / (used in) investing activities	(68)	11	–
Cash Flows from Financing Activities:
Net change in amounts due to / from affiliates	(161)	61	751
Net change in short-term debt	–	–	(100)
Net proceeds on issuance of long-term debt	894	–	–
Repayment of long-term debt	(938)	–	–
Issuance of common stock	154	110	150
Common dividends paid	(10)	(11)	(11)
Repurchase of common stock	(671)	(1,612)	(1,003)

Net cash used in financing activities	(732)	(1,452)	(213)
Net increase (decrease) in cash and cash equivalents	(35)	51	(115)
Cash and cash equivalents, beginning of year	51	–	115

Cash and cash equivalents, end of year	$16	$51	$–

See Notes to Financial Statements on the following pages.

FS-6 CIGNA CORPORATION - 2015 Form 10-K

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

In fourth quarter 2015, the Company implemented the Financial Accounting Standards Board's amended guidance to simplify the presentation of debt issuance costs (Accounting Standards Update ("ASU") 2015-03) by reclassifying debt issuance costs from other assets to long-term debt. Amounts reported as of December 31, 2014 have been retrospectively adjusted. The effect was not material to either caption.

Note 2 – Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2015	December 31, 2014(1)

Short-term:
Commercial Paper	$100	$100

TOTAL SHORT-TERM DEBT	$100	$100

Long-term:
Uncollateralized debt:
$600 million, 2.75% Notes due 2016	$–	$598
$250 million, 5.375% Notes due 2017	249	249
$131 million, 6.35% Notes due 2018	131	131
$251 million, 8.5% Notes due 2019	—	250
$250 million, 4.375% Notes due 2020(2)	254	253
$300 million, 5.125% Notes due 2020(2)	303	302
$300 million, 4.5% Notes due 2021(2)	304	301
$750 million, 4% Notes due 2022	743	741
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	892	–
$300 million, 7.875% Debentures due 2027	299	298
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	295	295
$750 million, 5.375% Notes due 2042	743	743

TOTAL LONG-TERM DEBT	$4,910	$4,858

(1)
As explained in Note 1, in the fourth quarter of 2015, the Company retrospectively adopted ASU 2015-03 that requires debt issuance costs to be netted against the carrying value of the debt. The impact on 2014 balances was not material.

(2)
In 2014, the Company entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.

On March 11, 2015, the Company issued $900 million of 10-Year Notes due April 15, 2025 at a stated interest rate of 3.25% ($892 million, net of discount and issuance costs, with an effective annual interest rate of 3.36%). Interest is payable on April 15 and October 15 of each year beginning October 15, 2015. The proceeds of this debt were used to repay debt maturing in 2016 and in 2019 as described below.

CIGNA CORPORATION - 2015 Form 10-K FS-7

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

The following debt transactions occurred in April 2015:

•
The Company redeemed its 2.75% Notes due 2016, including accrued interest from November 15, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 30 basis points. The Company paid $626 million including accrued interest and expenses, resulting in a pre-tax loss on early debt extinguishment of $21 million ($14 million after-tax) that was recognized in the second quarter of 2015.

•
The Company redeemed its 8.50% Notes due 2019, including accrued interest from November 1, 2014 through the settlement date of April 13, 2015. The redemption price equaled the present value of the remaining principal and interest payments on the Notes being redeemed, discounted at a rate equal to the 10-year Treasury Rate plus a fixed spread of 50 basis points. The Company paid $329 million including accrued interest and expenses, resulting in a pre-tax loss on early debt extinguishment of $79 million ($51 million after-tax) that was recognized in the second quarter of 2015.

The company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options to increase the commitment amount to $2 billion and to extend the term past December 2019, subject to consent by the administrative agent and the committing banks. The credit agreement is available for general corporate purposes including for the issuance of letters of credit. The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio to be greater than 0.50. The leverage ratio is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) and excludes net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension that is included in accumulated other comprehensive loss on the Company's consolidated balance sheet.

The Company had $7.9 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement, in addition to the $5 billion of debt outstanding as of December 31, 2015. This additional borrowing capacity includes the $1.5 billion available under the credit agreement. Letters of credit outstanding as of December 31, 2015 totaled $19 million.

The Company was in compliance with its debt covenants as of December 31, 2015.

Maturities of long-term debt are as follows (in millions): none in 2016, $250 in 2017, $131 in 2018, none in 2019, $550 in 2020 and the remainder in years after 2020. Interest expense on long-term and short-term debt was $246 million in 2015, $252 million in 2014, and $259 million in 2013. The 2015 expense excludes losses on the early extinguishment of debt.

Note 3 – Intercompany liabilities consist primarily of loans payable to Cigna Holdings, Inc. of $875 million as of December 31, 2015 and $877 million as of December 31, 2014. Interest was accrued at an average monthly rate of 0.60% for 2015 and 0.52% for 2014.

Note 4 – As of December 31, 2015, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly-owned subsidiaries as follows:

•
Various indirect, wholly-owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2015 was $77 million.

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

•
The Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company's reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2015, the reserve was $16 million.

•
The Company guarantees the payment of up to $10 million for certain expenses of an indirect wholly-owned subsidiary operating as a Professional Employer Organization in the State of Kansas.

•
The Company operates a global notional currency pool in support of certain foreign subsidiaries and provides a guarantee of borrowing by subsidiaries from the notional pool. The aggregate amount of such borrowing at December 31, 2015 was $20 million.

In 2015, no payments have been made on these guarantees and none are pending. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company's results of operations, liquidity or financial condition.

FS-8 CIGNA CORPORATION - 2015 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule III – Supplementary Insurance Information

(In millions) Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims	Unearned premiums

Year Ended December 31, 2015:
Global Health Care	$11	$169	$2,355	$145
Global Supplemental Benefits	1,593	3,006	353	453
Group Disability and Life	1	1,714	4,012	13
Other Operations	54	13,033	215	18
Corporate	–	–	(6)	–

TOTAL	$1,659	$17,922	$6,929	$629

Year Ended December 31, 2014:
Global Health Care	$17	$182	$2,180	$155
Global Supplemental Benefits	1,437	2,785	339	431
Group Disability and Life	1	1,662	3,844	15
Other Operations	47	13,443	222	20
Corporate	–	–	(5)	–

TOTAL	$1,502	$18,072	$6,580	$621

Year Ended December 31, 2013:
Global Health Care	$20	$197	$2,050	$116
Global Supplemental Benefits	1,323	2,525	305	419
Group Disability and Life	1	1,615	3,739	23
Other Operations	51	13,439	260	22
Corporate	–	–	(6)	–

TOTAL	$1,395	$17,776	$6,348	$580

CIGNA CORPORATION - 2015 Form 10-K FS-9

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

	Premiums (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

Year Ended December 31, 2015:
Global Health Care	$22,696	$340	$18,354	$53	$8,621
Global Supplemental Benefits	3,000	103	1,659	227	963
Group Disability and Life	3,843	337	2,934	1	861
Other Operations	103	369	343	5	26
Corporate	–	4	–	–	502

TOTAL	$29,642	$1,153	$23,290	$286	$10,973

Year Ended December 31, 2014:
Global Health Care	$20,709	$337	$16,694	$73	$7,843
Global Supplemental Benefits	2,844	109	1,544	209	981
Group Disability and Life	3,549	335	2,716	1	796
Other Operations	112	384	380	6	27
Corporate	–	1	–	–	340

TOTAL	$27,214	$1,166	$21,334	$289	$9,987

Year Ended December 31, 2013:
Global Health Care	$19,626	$325	$15,867	$69	$7,021
Global Supplemental Benefits	2,496	100	1,310	178	924
Group Disability and Life	3,348	321	2,621	1	765
Other Operations	105	408	1,067	7	46
Corporate	–	10	–	–	328

TOTAL	$25,575	$1,164	$20,865	$255	$9,084

(1)
Amounts presented are shown net of the effects of reinsurance. See Note 7 to the Consolidated Financial Statements included in this Form 10-K.

(2)
The allocation of net investment income is based upon the investment year method, the identification of certain portfolios with specific segments, or a combination of both.

(3)
Benefit expenses include Global Health Care medical costs and other benefit expenses.

(4)
Other operating expenses includes mail order pharmacy costs, other operating expenses, and net amortization of other intangible assets. It excludes amortization of deferred policy acquisition expenses.
FS-10 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule IV – Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2015:
Life insurance in force	1,047,982	72,208	3,273	979,047	0.3%

Premiums:
Life insurance and annuities	$2,886	$335	$106	$2,657	4.0%
Accident and health insurance	26,926	235	294	26,985	1.1%

TOTAL	$29,812	$570	$400	$29,642	1.3%

Year Ended December 31, 2014:
Life insurance in force	879,508	58,133	3,180	824,555	0.4%

Premiums:
Life insurance and annuities	$2,302	$320	$32	$2,014	1.6%
Accident and health insurance	24,913	283	570	25,200	2.3%

TOTAL	$27,215	$603	$602	$27,214	2.2%

Year Ended December 31, 2013:
Life insurance in force	781,053	59,003	3,459	725,509	0.5%

Premiums:
Life insurance and annuities	$2,140	$279	$28	$1,889	1.5%
Accident and health insurance	23,401	264	549	23,686	2.3%

TOTAL	$25,541	$543	$577	$25,575	2.3%

CIGNA CORPORATION - 2015 Form 10-K FS-11

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule V – Valuation and Qualifying Accounts and Reserves

(In millions) Description	Balance at beginning of year	Charged (Credited) to costs and expenses	Charged (Credited) to other accounts	Other deductions(1)	Balance at end of year

2015:
Investment asset valuation reserves: Commercial mortgage loans	$12	$7	$–	$(4)	$15
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$101	$(10)	$(15)	$(1)	$75
Deferred tax asset valuation allowance	$49	$8	$14	$–	$71
Reinsurance recoverables	$4	$–	$(1)	$–	$3
2014:
Investment asset valuation reserves: Commercial mortgage loans	$8	$4	$–	$–	$12
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$43	$53	$5	$–	$101
Deferred tax asset valuation allowance	$49	$21	$(21)	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4
2013:
Investment asset valuation reserves: Commercial mortgage loans	$7	$4	$–	$(3)	$8
Allowance for doubtful accounts: Premiums, accounts and notes receivable	$51	$–	$(2)	$(6)	$43
Deferred tax asset valuation allowance	$42	$7	$–	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4

(1)
Amounts for commercial mortgage loans primarily reflect charge-offs upon sales and repayments, as well as transfers to foreclosed real estate.
FS-12 CIGNA CORPORATION - 2015 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number		Description	Method of Filing

2.1		Agreement and Plan of Merger dated as of July 23, 2015 by and among Cigna Corporation, Anthem Inc., and Anthem Merger Sub Corp.	Filed as Exhibit 2.1 to the registrant's 8-K filed on July 27, 2015 and incorporated herein by reference.
3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2011 and incorporated herein by reference.
	(j)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Corporation and U.S. Bank National Association, as trustee.	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 26, 2015 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.31 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.5		Cigna Corporation Director Equity Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.7	(a)	Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Stock Unit Plan, as amended and restated effective July 22, 2008	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.8		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.9		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.10		Cigna Executive Incentive Plan amended and restated as of January 1, 2012	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.11	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.

CIGNA CORPORATION - 2015 Form 10-K E-1

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.12		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.14	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.16		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.17		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.18		Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.19		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.20		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.22		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.23		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.24		Matthew Manders' Promotion Letter dated June 2, 2014	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on June 4, 2014 and incorporated herein by reference.
10.25		Thomas A. McCarthy's Offer Letter dated May 9, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 13, 2013 and incorporated herein by reference.
10.26	(a)	Retention Agreement with Herbert Fritch dated October 24, 2011	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(b)	Agreement dated December 7, 2011 with Herbert Fritch	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(c)	Retention Agreement with Herbert Fritch dated September 15, 2014.	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on September 19, 2014 and incorporated herein by reference.
10.27		HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.28		HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.29		HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.30		Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed as Exhibit 10.1(a) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.31		Promotion letter for Jason Sadler dated June 2, 2014	Filed as Exhibit 10.1(b) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.32		Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.3, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed as Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.

E-2 CIGNA CORPORATION - 2015 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedules I, II, III, IV and V.	Filed herewith.

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

CIGNA CORPORATION - 2015 Form 10-K E-3