Form 10-Q
period 2016-03-31
CIGNA CORP
filed 2016-05-06
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 15, 2016,  256,513,083 shares of the issuer's common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended March 31,

(In millions, except per share amounts)	2016	2015
Revenues
Premiums	$7,746	$7,402
Fees and other revenues	1,201	1,138
Net investment income	272	276
Mail order pharmacy revenues	697	578
Realized investment gains (losses):
Other than temporary impairments on debt securities	(27)	(5)
Other realized investment gains (losses), net	(5)	78
Net realized investment gains (losses)	(32)	73
Total revenues	9,884	9,467

Benefits and Expenses
Global Health Care medical costs	4,761	4,604
Other benefit expenses	1,368	1,269
Mail order pharmacy costs	574	492
Other operating expenses	2,321	2,204
Amortization of other acquired intangible assets, net	41	44
Total benefits and expenses	9,065	8,613
Income before Income Taxes	819	854
Income taxes:
Current	294	308
Deferred	11	15
Total income taxes	305	323
Net Income	514	531
Less: Net (Loss) Attributable to Noncontrolling Interests	(5)	(2)
Shareholders’ Net Income	$519	$533
Shareholders’ Net Income Per Share:
Basic	$2.04	$2.08
Diluted	$2.00	$2.04
Dividends Declared Per Share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended March 31,

(In millions)	2016	2015
Shareholders’ net income	$519	$533
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation, securities	173	88
Net unrealized appreciation (depreciation), derivatives	(3)	7
Net translation of foreign currencies	81	(104)
Postretirement benefits liability adjustment	11	11
Shareholders’ other comprehensive income	262	2
Shareholders’ comprehensive income	781	535
Comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) attributable to redeemable noncontrolling interests	(1)	-
Net (loss) attributable to other noncontrolling interests	(4)	(2)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	3	(9)
Total comprehensive income	$779	$524

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	March 31,	December 31,
(In millions, except per share amounts)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $18,684; $18,456)	$20,087	$19,455
Equity securities, at fair value (cost, $193; $190)	194	190
Commercial mortgage loans	1,848	1,864
Policy loans	1,419	1,419
Other long-term investments	1,434	1,404
Short-term investments	465	381
Total investments	25,447	24,713
Cash and cash equivalents	2,401	1,968
Premiums, accounts and notes receivable, net	3,956	3,694
Reinsurance recoverables	6,725	6,813
Deferred policy acquisition costs	1,743	1,659
Property and equipment	1,534	1,534
Deferred tax assets, net	276	379
Goodwill	6,029	6,019
Other assets, including other intangibles	2,788	2,476
Separate account assets	7,985	7,833
Total assets	$58,884	$57,088
Liabilities
Contractholder deposit funds	$8,455	$8,443
Future policy benefits	9,735	9,479
Unpaid claims and claim expenses	4,724	4,574
Global Health Care medical costs payable	2,646	2,355
Unearned premiums	646	629
Total insurance and contractholder liabilities	26,206	25,480
Accounts payable, accrued expenses and other liabilities	6,746	6,493
Short-term debt	399	149
Long-term debt	4,791	5,020
Separate account liabilities	7,985	7,833
Total liabilities	46,127	44,975
Contingencies — Note 16
Redeemable noncontrolling interests	73	69
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,874	2,859
Accumulated other comprehensive loss	(988)	(1,250)
Retained earnings	12,541	12,121
Less treasury stock, at cost	(1,826)	(1,769)
Total shareholders’ equity	12,675	12,035
Noncontrolling interests	9	9
Total equity	12,684	12,044
Total liabilities and equity	$58,884	$57,088
Shareholders’ Equity Per Share	$49.41	$46.91

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended March 31, 2016	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		21		(89)	53	(15)		(15)
Other comprehensive income			262			262		262	3
Net income (loss)				519		519	(4)	515	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(6)				(6)	4	(2)	2
Balance at March 31, 2016	$74	$2,874	$(988)	$12,541	$(1,826)	$12,675	$9	$12,684	$73

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended March 31, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		55		(177)	184	62		62
Other comprehensive income (loss)			2			2		2	(9)
Net income (loss)				533		533	(2)	531
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(418)	(418)		(418)
Other transactions impacting noncontrolling interests		(1)				(1)	3	2	2
Balance at March 31, 2015	$74	$2,823	$(934)	$10,635	$(1,656)	$10,942	$16	$10,958	$83

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$514	$531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	158	151
Realized investment (gains) losses	32	(73)
Deferred income taxes	11	15
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(237)	(549)
Reinsurance recoverables	24	(11)
Deferred policy acquisition costs	(62)	(76)
Other assets	(57)	(101)
Insurance liabilities	507	455
Accounts payable, accrued expenses and other liabilities	(263)	157
Current income taxes	262	221
Other, net (1)	5	17
Net cash provided by operating activities (1)	894	737
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	361	393
Investment maturities and repayments:
Fixed maturities and equity securities	255	284
Commercial mortgage loans	18	166
Other sales, maturities and repayments (primarily short-term and other long-term investments)	102	488
Investments purchased or originated:
Fixed maturities and equity securities	(758)	(648)
Commercial mortgage loans	(1)	(90)
Other (primarily short-term and other long-term investments)	(198)	(420)
Property and equipment purchases	(112)	(115)
Acquisitions, net of cash acquired	-	(107)
Net cash used in investing activities	(333)	(49)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	383	386
Withdrawals and benefit payments from contractholder deposit funds	(343)	(361)
Net change in short-term debt	(6)	(5)
Net proceeds on issuance of long-term debt	-	894
Repurchase of common stock	(139)	(413)
Issuance of common stock	10	99
Other, net (1)	(51)	(70)
Net cash provided by (used in) financing activities (1)	(146)	530
Effect of foreign currency rate changes on cash and cash equivalents	18	(18)
Net increase in cash and cash equivalents	433	1,200
Cash and cash equivalents, January 1,	1,968	1,420
Cash and cash equivalents, March 31,	$2,401	$2,620
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$37	$49
Interest paid	$69	$69

(1) As required by the adoption of ASU 2016-09, the Company retrospectively reclassified $73 million of cash payments from operating to financing activities for the three months ended March 31, 2015.  These payments were related to employee tax obligations associated with stock compensation. The comparable amount reported in financing activities for the three months ended March 31, 2016 was $67 million.  See Note 2 for further discussion.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Basis of Presentation and Significant Events

Basis of Presentation

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s strategy is to “Go Deep”, “Go Global” and “Go Individual” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our insurance and other subsidiaries.  The majority of these products are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations).  Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations.

The Consolidated Financial Statements include the accounts of Cigna Corporation and its subsidiaries.  Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Amounts recorded in the Consolidated Financial Statements necessarily reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors.  Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.  The impact of a change in estimate is generally included in earnings in the period of adjustment.  Certain reclassifications have been made to prior year amounts to conform to the current presentation.  See Note 2 for further discussion.

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2015 Form 10-K.  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Note 2 — Recent Accounting Changes

The Company’s 2015 Form 10-K includes discussion of significant recent accounting changes that either have impacted or may impact our financial statements in the future.  The following issuances of, and changes in, accounting pronouncements that apply to the Company have occurred since the Company filed its 2015 Form 10-K.

Recently Adopted Accounting Guidance

Amendments to the Consolidation Analysis (Accounting Standards Update (“ASU”) 2015-02).  The Company adopted this new consolidation guidance effective January 1, 2016 with no material effect on its financial statements.  Among other provisions, the guidance defines limited partnerships as VIEs unless substantive kick-out rights or participating rights exist.  See Note 10 for additional disclosures about various real estate and security limited partnerships that are newly identified as variable interest entities for which the Company is not the primary beneficiary.

Improvements to Employee Share-Based Payment Accounting (ASU 2016-09).  In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, requires cash flows related to the excess tax benefits to be classified as an operating activity in the statement of cash flows, permits repurchasing more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares are to be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. In addition, the new guidance changes the calculation of common stock equivalents for earnings per share purposes.  The new standard is required to be adopted as of January 1, 2017.

As permitted, the Company elected to early adopt the new guidance effective January 1, 2016.  Adopting this new guidance resulted in $23 million of tax benefits recorded in net income in the first quarter of 2016 in Corporate that previously would have been reported in additional paid-in capital.  The change in the calculation of common stock equivalents added approximately one million weighted average shares for the diluted earnings per share calculations.  The Company applied these provisions prospectively.

The Company applied the provisions of the new guidance related to the presentation of employee taxes paid for withheld shares retrospectively that resulted in reclassifying $73 million of tax withholding from operating to financing activities in its Consolidated Statement of Cash Flows for the three months ended March 31, 2015.  For the three months ended March 31, 2016, the Company reflected $67 million of tax withholding in financing activities.  The ability under the new guidance to repurchase more employee shares for tax withholding purposes had no impact on the Company’s financial statements.  The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07).  This amendment removed the requirement to categorize all investments for which fair value is measured using the practical expedient of net asset value (“NAV”) per share within the fair value hierarchy.  The Company adopted this new guidance effective January 1, 2016.  Upon adoption, the Company began to separately disclose certain Separate Account investments and provided comparable prior period disclosure.  See Note 7 for this separate disclosure information.

Recently Issued Accounting Guidance Not Yet Adopted

Revenue from Contracts with Customers (ASU 2014-09).  During 2016, the Financial Accounting Standards Board (“FASB”) has issued two new ASUs further clarifying the broader revenue guidance: 1) “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) that clarifies the definition of principals and agents and 2)  “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (ASU 2016-10) that clarifies guidance and adds examples to help companies properly identify performance obligations.  This ASU also illustrates when a license provides a customer with a right to use (point in time) versus a right to access (over time) benefit.

These clarifications, together with the broader revenue recognition guidance within ASU 2014-09, are required to be adopted beginning January 1, 2018.  The Company continues to monitor developing implementation guidance and evaluate these new requirements for its non-insurance customer contracts to determine its method and timing of implementation and any resulting estimated effects on its financial statements.

Note 3 — Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly-owned subsidiary of Anthem.  The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the “merger”).  Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.  The closing price of Anthem common stock on May 5, 2016 was $137.07.

At special shareholders’ meetings held in December 2015, Cigna shareholders approved the merger and Anthem shareholders approved the issuance of shares of Anthem common stock in connection with the merger.  Completing the merger remains subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals and the absence of a legal restraint prohibiting the merger.  Completing the merger is not subject to a financing condition.

If the merger agreement is terminated under certain circumstances, Anthem will be required to pay Cigna a termination fee of $1.85 billion.  Anthem’s obligation to pay the termination fee arises if the merger agreement is terminated because:  (1) a governmental entity, such as the Department of Justice or a state Department of Insurance, has prevented the merger for regulatory reasons and that decision is final and non-appealable; or (2) the merger has not closed by January 31, 2017 (subject to extension to April 30, 2017 under certain circumstances) only because all necessary regulatory approvals have not been received.

The merger agreement contains customary covenants, including covenants that Cigna conduct its business in the ordinary course during the period between entering into the merger agreement and closing.  In addition, Cigna’s ability to take certain actions prior to closing without Anthem’s consent is subject to certain limitations.  These limitations relate to, among other matters, the payment of dividends, capital expenditures, the payment or retirement of indebtedness or the incurrence of new indebtedness, settlement of material claims or proceedings, mergers or acquisitions, and certain employment-related matters.

While the Company continues to work toward achieving regulatory approval as quickly as possible and to target a closing date in the second half of 2016, the closing will ultimately be subject to the approval and timing of the regulators. In light of the complexity of the regulatory process and the dynamic environment, it is possible that such approvals may not be obtained in 2016.

During the three months ended March 31, 2016, the Company incurred $40 million pre-tax ($36 million after-tax) in costs directly related to the proposed merger.  These costs primarily consisted of fees for legal, advisory and other professional services.

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended March 31,
2016
Shareholders’ net income	$519		$519
Shares:
Weighted average	254,822		254,822
Common stock equivalents		4,625	4,625
Total shares	254,822	4,625	259,447
EPS	$2.04	$(0.04)	$2.00

2015
Shareholders’ net income	$533		$533
Shares:
Weighted average	256,707		256,707
Common stock equivalents		4,539	4,539
Total shares	256,707	4,539	261,246
EPS	$2.08	$(0.04)	$2.04

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2016 and 2015 because their effect was anti-dilutive.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Anti-dilutive options	1.3	1.4

The Company held 39,638,264 shares of common stock in Treasury as of March 31, 2016, and 38,421,636 shares as of March 31, 2015.

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

	March 31,	December 31,
(In millions)	2016	2015
Incurred but not yet reported	$1,960	$1,757
Reported claims in process	506	470
Physician incentives and other medical care expenses and services payable	180	128
Global Health Care medical costs payable	$2,646	$2,355

Activity in medical costs payable was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2016	2015
Balance at January 1,	$2,355	$2,180
Less: Reinsurance and other amounts recoverable	243	252
Balance at January 1, net	2,112	1,928
Incurred costs related to:
Current year	4,825	18,564
Prior years	(64)	(210)
Total incurred	4,761	18,354
Paid costs related to:
Current year	2,985	16,588
Prior years	1,449	1,582
Total paid	4,434	18,170
Ending Balance, net	2,439	2,112
Add: Reinsurance and other amounts recoverable	207	243
Ending Balance	$2,646	$2,355

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the three months ended March 31, 2016, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $64 million, or 0.3% of the current year incurred costs as reported for the year ended December 31, 2015.  Actual completion factors accounted for $51 million, or 0.3% of the favorability and actual medical cost trend resulted in $28 million, or 0.1%, offset by approximately $15 million, or 0.1%, related to increased medical costs in the Government segment because of additional provider risk sharing.

For the year ended December 31, 2015, actual experience differed from the Company’s key assumptions, resulting in favorable incurred costs related to prior years’ medical costs payable of $210 million, or 1.3% of the current year incurred costs as reported for the year ended December 31, 2014.  Actual completion factors accounted for $62 million, or 0.4% of favorability, while actual medical cost trend resulted in $115 million, or 0.7%.  The remaining $33 million, or 0.2%, was related to an increase in the 2014 reinsurance reimbursement rate from the Centers for Medicare and Medicaid Services (“CMS”) under The Patient Protection and Affordable Care Act (“Health Care Reform”).

The impact of prior year development on shareholders’ net income was $14 million for the three months ended March 31, 2016 compared with $25 million for the three months ended March 31, 2015.  The favorable effect of prior year development for both periods primarily reflects lower than expected utilization of medical services.  Incurred costs related to prior years in the table above do not directly correspond to an increase or decrease to shareholders’ net income.  The primary reason for the difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders’ net income if they are offset by increases in the current year provision for moderately adverse conditions.  The determination of liabilities for Global Health Care medical costs payable requires the Company to make critical accounting estimates.  See Note 2(N) to the Consolidated Financial Statements in the Company’s 2015 Form 10-K for further information about the assumptions and estimates used to establish this liability.

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

Because this effective exit was accomplished via a reinsurance contract, the amounts related to the reinsured GMDB and GMIB contracts cannot be netted, so the gross assets and liabilities must continue to be measured and reported.  The following disclosures provide further context for the methods and assumptions used to determine GMDB assets and liabilities.

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

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2016	2015
Balance at January 1	$1,252	$1,270
Add: Unpaid claims	18	16
Less: Reinsurance and other amounts recoverable	1,164	1,186
Balance at January 1, net	106	100
Add: Incurred benefits	1	3
Less: Paid benefits	-	(3)
Ending balance, net	107	106
Less: Unpaid claims	22	18
Add: Reinsurance and other amounts recoverable	1,201	1,164
Ending balance	$1,286	$1,252

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve is to cover ongoing administrative expenses, as well as the minor claims exposure retained by the Company.

The table below presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2016	December 31, 2015
Account value	$10,977	$11,355
Net amount at risk	$2,854	$2,870
Number of contractholders	318,000	324,000

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Ceded premiums
Individual life insurance and annuity business sold	$41	$41
Other	95	89
Total	$136	$130
Reinsurance recoveries
Individual life insurance and annuity business sold	$68	$86
Other	96	73
Total	$164	$159

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2016	December 31, 2015	Collateral and Other Terms at March 31, 2016

GMDB	Berkshire	$1,156	$1,123	100% secured by assets in a trust.

	Other	45	41	100% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,659	3,705	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	976	995	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	312	315	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	497	553

Recoverables from approximately 80 reinsurers, including the U.S. Government, used in the ordinary course of business.  Excluding the recoverable from the U.S. Government of approximately $100 million, current balances range from less than $1 million up to $90 million, with 18% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	80	81	100% of this balance is secured by assets in trusts.

Total reinsurance recoverables		$6,725	$6,813

Over 90% of the Company’s reinsurance recoverables were from companies that were rated A or higher by Standard & Poor’s at March 31, 2016.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of March 31, 2016, the Company’s recoverables were net of a reserve of approximately $3 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

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

The Company is responsible for determining fair value, as well as designating the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs.  The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates.  The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value.  The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.  Annually, we conduct an on-site visit of the most significant pricing service to review their processes, methodologies and controls.  This on-site review includes a walk-through of inputs of a sample of securities held across various asset types to validate the documented pricing process.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2016 and December 31, 2015 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “Separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$183	$569	$-	$752
State and local government	-	1,603	-	1,603
Foreign government	-	2,068	4	2,072
Corporate	-	14,661	406	15,067
Mortgage-backed	-	40	1	41
Other asset-backed	-	243	309	552
Total fixed maturities (1)	183	19,184	720	20,087
Equity securities	33	89	72	194
Subtotal	216	19,273	792	20,281
Short-term investments	-	465	-	465
GMIB assets (2)	-	-	957	957
Other derivative assets (3)	-	11	-	11
Total financial assets at fair value, excluding separate accounts	$216	$19,749	$1,749	$21,714
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$941	$941
Other derivative liabilities	-	1	-	1
Total financial liabilities at fair value	$-	$1	$941	$942
December 31, 2015
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$251	$528	$-	$779
State and local government	-	1,641	-	1,641
Foreign government	-	2,010	4	2,014
Corporate	-	14,122	326	14,448
Mortgage-backed	-	48	1	49
Other asset-backed	-	198	326	524
Total fixed maturities (1)	251	18,547	657	19,455
Equity securities	32	89	69	190
Subtotal	283	18,636	726	19,645
Short-term investments	-	381	-	381
GMIB assets (2)	-	-	907	907
Other derivative assets (3)	-	16	-	16
Total financial assets at fair value, excluding separate accounts	$283	$19,033	$1,633	$20,949
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$885	$885
Total financial liabilities at fair value	$-	$-	$885	$885

(1)

Fixed maturities included $622 million as of March 31, 2016 and $483 million as of December 31, 2015 of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $42 million as of March 31, 2016 and $30 million as of December 31, 2015 of appreciation for securities classified in Level 3. See Note 8 for additional information.

(2)	The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.
(3)

Other derivative assets included $10 million as of March 31, 2016 and $15 million as of December 31, 2015 of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million as of March 31, 2016 and December 31, 2015 of interest rate swaps qualifying as fair value hedges. See Note 9 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of March 31, 2016 or December 31, 2015.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of March 31, 2016 and December 31, 2015.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of March 31, 2016
Fixed maturities:
Other asset and mortgage-backed securities	$310	Liquidity	60 - 450 (190) bps
		Weighting of credit spreads	180 - 680 (230) bps
Corporate and government fixed maturities	360	Liquidity	70 - 1,150 (360) bps
Total fixed maturities	670
Equity securities	72	Price-to-earnings multiples	4.2 - 11.6 (8.2)
Subtotal	742
Securities not priced by the Company(1)	50
Total Level 3 securities	$792
As of December 31, 2015
Fixed maturities:
Other asset and mortgage-backed securities	$327	Liquidity	60 - 440 (200) bps
		Weighting of credit spreads	170 - 630 (220) bps
Corporate and government fixed maturities	285	Liquidity	70 - 930 (280) bps
Total fixed maturities	612
Equity securities	69	Price-to-earnings multiples	4.2 - 11.6 (8.3)
Subtotal	681
Securities not priced by the Company(1)	45
Total Level 3 securities	$726

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

GMIB contracts.  As discussed in Note 6, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of a subsidiary of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of March 31, 2016, there were three reinsurers for GMIB, with collateral securing 68% of the balance.

The Company reports GMIB liabilities and assets as derivatives at fair value because the cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments.  Under the terms of these written and purchased contracts, the Company periodically receives and pays fees based on either contractholders’ account values or deposits increased at a contractual rate.  The Company will also pay and receive cash depending on account values and interest rates when contractholders elect to begin to receive minimum income payments.  The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions that include non-performance risk, among other things.

The non-performance risk adjustment is incorporated by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to reflect a market participant’s view of the risk of a subsidiary of the Company not fulfilling its GMIB obligations, and (b) the GMIB assets to reflect a market participant’s view of the credit risk of the reinsurers, after considering collateral.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2016 and 2015.  Separate account asset changes are reported separately under the heading “Separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Changes in Level 3 financial assets and financial liabilities
For the Three Months Ended March 31, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	61	(61)	-
Other	(25)	(1)	(5)	(6)
Total gains (losses) included in shareholders’ net income	(25)	60	(66)	(6)
Gains included in other comprehensive income	-	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	11	-	-	-
Purchases, sales and settlements:
Purchases	24	-	-	-
Sales	-	-	-	-
Settlements	(11)	(10)	10	-
Total purchases, sales and settlements	13	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	128	-	-	-
Transfers out of Level 3	(61)	-	-	-
Total transfers into/(out of) Level 3	67	-	-	-
Balance at March 31, 2016	$792	$957	$(941)	$16
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(25)	$60	$(66)	$(6)

	Changes in Level 3 financial assets and financial liabilities
For the Three Months Ended March 31, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	27	(27)	-
Other	13	(1)	(1)	(2)
Total gains (losses) included in shareholders’ net income	13	26	(28)	(2)
Gains included in other comprehensive income	2	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	6	-	-	-
Purchases, sales and settlements:
Purchases	11	-	-	-
Sales	(18)	-	-	-
Settlements	(3)	(9)	9	-
Total purchases, sales and settlements	(10)	(9)	9	-
Transfers into/(out of) Level 3:
Transfers into Level 3	1	-	-	-
Transfers out of Level 3	(51)	-	-	-
Total transfers into/(out of) Level 3	(50)	-	-	-
Balance at March 31, 2015	$818	$970	$(948)	$22
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$26	$(28)	$(2)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended March 31, 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals, mining and energy sectors.  For the three months ended March 31, 2015, transfers out of Level 3 primarily reflect a change in the significance of the unobservable inputs related to liquidity and credit estimates used to value several private corporate bonds.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  Beginning in 2016, investments that are measured using the practical expedient of net asset value are excluded from the fair value hierarchy.  Prior periods have been reclassified to conform to the current presentation.  As of March 31, 2016 and December 31, 2015, separate account assets were as follows:

March 31, 2016 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$231	$273	$-	$504
Non-guaranteed separate accounts (1)	1,372	4,862	317	6,551
Subtotal	$1,603	$5,135	$317	7,055
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				930
Total separate account assets				$7,985

December 31, 2015
Guaranteed separate accounts (See Note 16)	$235	$274	$-	$509
Non-guaranteed separate accounts (1)	1,401	4,698	297	6,396
Subtotal	$1,636	$4,972	$297	6,905
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				928
Total separate account assets				$7,833

(1)  Non-guaranteed separate accounts as of March 31, 2016 and December 31, 2015 included $3.6 billion in assets supporting the Company’s pension plans, with $0.3 billion classified in Level 3 and $0.9 billion priced at NAV, as a practical expedient.

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

Separate account assets classified in Level 3 include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,
(In millions)	2016	2015
Balance, beginning of period	$297	$255
Policyholder gains (losses)	(1)	1
Purchases, sales and settlements:
Purchases	4	10
Sales	(1)	-
Settlements	(2)	(3)
Total purchases, sales and settlements	1	7
Transfers into/(out of) Level 3:
Transfers into Level 3	23	-
Transfers out of Level 3	(3)	(4)
Total transfers into/(out of) Level 3	20	(4)
Balance, end of period	$317	$259

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments.  The table below provides additional information on these investments.

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	March 31, 2016	December 31, 2015	Commitments	(if currently eligible)*	Period*
Security Partnerships	$432	$406	$274	Not applicable	Not applicable
Real Estate Funds	266	261	-	Quarterly	45-90 days
Hedge Funds	232	261	-	Up to Annually, varying by fund	30-90 days
Total	$930	$928	$274

* The attributes noted are effective as of March 31, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate entities and commercial mortgage loans when they become impaired.  There were no impaired real estate entities or commercial mortgage loans written down to fair value for the three months ended March 31, 2016.  Impaired real estate entities and commercial mortgage loans, classified as Level 3 and representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $4 million, after tax for the three months ended March 31, 2015.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2016 and December 31, 2015.  Financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2016		December 31, 2015
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,903	$1,848	$1,911	$1,864
Contractholder deposit funds, excluding universal life products	Level 3	$1,195	$1,187	$1,151	$1,148
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,573	$5,040	$5,515	$5,020

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

Fair values of off-balance-sheet financial instruments were not material as of March 31, 2016 and December 31, 2015.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Fixed maturities	$(18)	$7
Equity securities	(10)	13
Commercial mortgage loans	-	5
Other investments, including derivatives	(4)	48
Realized investment gains (losses) before income taxes	(32)	73
Less income taxes (benefits)	(11)	25
Net realized investment gains (losses)	$(21)	$48

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Other-than-temporary impairments on debt securities:
Credit-related	$(18)	$-
Non credit-related (1)	(9)	(5)
Total other-than-temporary impairments on debt securities	(27)	(5)
Other asset write-downs (2)	(9)	(6)
Total	$(36)	$(11)

(1) These write-downs pertain to other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads), particularly within the energy sector, for certain below investment grade fixed maturities with an increased probability of sales activity prior to recovery of amortized cost basis.

(2) Other asset write-downs include other-than-temporary declines in fair values of equity securities and asset writedowns related to real estate investments.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31,
(In millions)	2016	2015
Proceeds from sales	$361	$393
Gross gains on sales	$12	$27
Gross losses on sales	$5	$2

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2016:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,533	$1,541
Due after one year through five years	6,359	6,652
Due after five years through ten years	6,888	7,216
Due after ten years	3,352	4,085
Mortgage and other asset-backed securities	552	593
Total	$18,684	$20,087

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	March 31, 2016
Federal government and agency	$463	$289	$-	$752
State and local government	1,451	153	(1)	1,603
Foreign government	1,890	183	(1)	2,072
Corporate	14,328	869	(130)	15,067
Mortgage-backed	40	2	(1)	41
Other asset-backed	512	48	(8)	552
Total	$18,684	$1,544	$(141)	$20,087

(In millions)	December 31, 2015
Federal government and agency	$528	$251	$-	$779
State and local government	1,496	147	(2)	1,641
Foreign government	1,870	147	(3)	2,014
Corporate	14,022	632	(206)	14,448
Mortgage-backed	48	2	(1)	49
Other asset-backed	492	39	(7)	524
Total	$18,456	$1,218	$(219)	$19,455

The above table includes investments with a fair value of $2.8 billion at March 31, 2016 and $2.7 billion at December 31, 2015 supporting liabilities of the Company’s run-off settlement annuity business.  These investments had gross unrealized appreciation of $636 million and gross unrealized depreciation of $14 million at March 31, 2016, compared with gross unrealized appreciation of $521 million and gross unrealized depreciation of $38 million at December 31, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.

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

The table below summarizes fixed maturities in an unrealized loss position at March 31, 2016 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	March 31, 2016
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$1,787	$1,840	$(53)	292
Below investment grade	$350	$374	$(24)	145
More than one year:
Investment grade	$311	$340	$(29)	74
Below investment grade	$168	$203	$(35)	34

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at March 31, 2016.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of March 31, 2016, fair values of these securities were $37 million and amortized cost was $53 million.  As of December 31, 2015, fair values of these securities were $52 million and amortized cost was $66 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$259	$2	$-	$60	$-	$321
50% to 59%	672	-	-	31	-	703
60% to 69%	589	14	-	19	-	622
70% to 79%	-	-	-	30	36	66
80% to 89%	40	-	-	-	-	40
90% to 100%	-	-	-	-	96	96
Total	$1,560	$16	$-	$140	$132	$1,848

	December 31, 2015
	Debt Service Coverage Ratio
(In millions) Loan-to-Value Ratios	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total
Below 50%	$261	$2	$-	$67	$-	$330
50% to 59%	683	-	-	24	-	707
60% to 69%	590	14	-	19	-	623
70% to 79%	-	-	-	30	36	66
80% to 89%	40	-	-	-	-	40
90% to 100%	-	-	-	-	98	98
Total	$1,574	$16	$-	$140	$134	$1,864

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2015 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio’s average loan-to-value ratio remained at 58% and the portfolio’s average debt service coverage ratio remained at 1.78 at March 31, 2016 when compared to these same metrics at December 31, 2015.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $137 million at March 31, 2016 and $139 million at December 31, 2015.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	March 31, 2016			December 31, 2015
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$111	$(15)	$96	$113	$(15)	$98
Impaired commercial mortgage loans with no valuation reserves	-	-	-	-	-	-
Total	$111	$(15)	$96	$113	$(15)	$98

The average recorded investment in impaired loans was $112 million during the three months ended March 31, 2016 and $146 million during the three months ended March 31, 2015.  Because of the risk profile of the underlying investment, the Company recognizes interest income on impaired mortgage loans only when payment is actually received.

Changes in valuation reserves for commercial mortgage loans were not material for the three months ended March 31, 2016 and 2015.

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $1.5 billion, federal government securities of $231 million and money market funds of $35 million as of March 31, 2016.  The Company’s short-term investments and cash equivalents as of December 31, 2015 included corporate securities of $925 million, federal government securities of $220 million and money market funds of $55 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives.  For information on the Company’s accounting policy for derivative financial instruments, see Note 2(C) to the Consolidated Financial Statements contained in the Company’s 2015 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of March 31, 2016, the Company had $16 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of March 31, 2016 or December 31, 2015.

Investment Cash Flow Hedges

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

Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Australian dollars, Canadian dollars, Japanese yen and British pounds and have terms for periods of up to five years.  Net interest cash flows are reported in operating activities.

The notional values of these cash flow swaps were $131 million as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, the effects of these derivative instruments on the Consolidated Financial Statements, including the amounts of gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income, were not material.  No amounts were excluded from the assessment of hedge effectiveness and no gains or losses were recognized due to hedge ineffectiveness.

Interest Rate Fair Value Hedges

The Company entered into interest rate swap contracts to convert a portion of the interest rate exposure on its long-term debt from fixed to variable rates to more closely align interest expense with interest income received on its cash equivalent and short-term investment balances.  The variable rates are benchmarked to LIBOR.

Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets, including other intangibles, or accounts payable, accrued expenses and other liabilities.  As the critical terms of these swaps match those of the long-term debt being hedged, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR.  The effects of those adjustments on other operating expenses are offset by the effects of corresponding changes in the swaps’ fair value, including interest expense for the difference between the variable and fixed interest rates.

Under the terms of these contracts, the Company provides upfront margin and settles fair value changes and net interest between variable and fixed interest rates daily with a central clearinghouse.  Net interest cash flows are reported in operating activities.

The notional values of these derivative instruments were $750 million as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

GMIB

The Company’s run-off reinsurance business has written reinsurance contracts with issuers of variable annuities that provide annuitants with certain guarantees of minimum income benefits resulting from the level of variable annuity account values compared with a contractually guaranteed amount (“GMIB liabilities”).  According to the contractual terms of the written reinsurance contracts, payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments.  The Company has purchased retrocessional coverage (“GMIB assets”) for these contracts, including the agreement with Berkshire in 2013, effectively exiting this business.  See Note 6 for further details.

The fair value effects of GMIB contracts on the financial statements are included in Note 7 and their volume of activity is included in Note 16.  Cash flows on these contracts are reported in operating activities.

Note 10 — Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when there is a change in the Company’s involvement with an entity, the Company evaluates the following to determine if it is the primary beneficiary and must consolidate the entity:

•                  the structure and purpose of the entity;

•                  the risks and rewards created by and shared through the entity; and

•                  the Company’s ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

In the normal course of its investing activities, the Company makes passive investments in securities that are issued by variable interest entities for which the Company is not the sponsor or manager.  These investments are predominantly asset-backed securities primarily collateralized by foreign bank obligations or mortgage-backed securities.  The asset-backed securities largely represent fixed-rate debt securities issued by trusts that hold perpetual floating-rate subordinated notes issued by foreign banks.  The mortgage-backed securities represent senior interests in pools of commercial or residential mortgages created and held by special-purpose entities to provide investors with diversified exposure to these assets.  The Company owns senior securities issued by several entities and receives fixed-rate cash flows from the underlying assets in the pools.  The Company’s maximum potential exposure to loss related to these investments is limited to the carrying amount of $0.6 billion as of March 31, 2016, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company also owns interests in security and real estate limited partnerships that are variable interest entities.  These partnerships make investments in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $1.9 billion across approximately 90 limited partnerships includes $1.0 billion reported in other long-term investments and commitments to contribute an additional $0.9 billion as of March 31, 2016.  The Company’s non-controlling interest in these limited partnerships is generally less than 10%.

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

For the three months ended March 31, 2016, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $16 million pre-tax in the aggregate ($11 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2016	2015	2016	2015
Service cost	$-	$1	$-	$-
Interest cost	50	48	3	3
Expected long-term return on plan assets	(62)	(66)	-	-
Amortization of:
Net loss from past experience	17	17	-	-
Prior service cost	-	-	(1)	(1)
Net cost	$5	$-	$2	$2

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  The Company did not make any pension contributions during the three months ended March 31, 2016, and does not expect to make any pension contributions for the remainder of 2016.

Note 12 — Debt

Short-term and long-term debt were as follows:

	March 31,	December 31,
(In millions)	2016	2015
Short-term:
Commercial paper	$100	$100
Current maturities of long-term debt	250	-
Other, including capital leases	49	49
Total short-term debt	$399	$149
Long-term:
$250 million, 5.375% Notes due 2017	$-	$249
$131 million, 6.35% Notes due 2018	131	131
$250 million, 4.375% Notes due 2020 (1)	261	254
$300 million, 5.125% Notes due 2020 (1)	308	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	311	304
$750 million, 4% Notes due 2022	743	743
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	892	892
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	295
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	32	32
Total long-term debt	$4,791	$5,020

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.  See Note 9 for further information about the Company’s interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – which is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 0.50.  The leverage ratio calculation excludes net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension that is included in accumulated other comprehensive loss on the Company’s consolidated balance sheets.

In addition to the $5.2 billion of debt outstanding as of March 31, 2016, the Company had $8.3 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of March 31, 2016 totaled $14 million.

The Company was in compliance with its debt covenants as of March 31, 2016.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended March 31,
2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	227	(72)	155
Reclassification adjustment for losses included in shareholders’ net income (realized investment losses)	28	(10)	18
Net unrealized appreciation, securities arising during the period	255	(82)	173
Net unrealized appreciation, securities, March 31,	$867	$(276)	$591
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation), derivatives arising during the period	(4)	1	(3)
Net unrealized appreciation, derivatives, March 31,	$6	$(2)	$4
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	83	(2)	81
Net translation of foreign currencies, March 31,	$(212)	$19	$(193)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, March 31,	$(2,139)	$749	$(1,390)

2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Unrealized appreciation on securities arising during the period	148	(47)	101
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(20)	7	(13)
Net unrealized appreciation, securities arising during the period	128	(40)	88
Net unrealized appreciation, securities, March 31,	$1,083	$(375)	$708
Net unrealized (depreciation), derivatives, January 1,	$(12)	$4	$(8)
Net unrealized appreciation, derivatives arising during the period	10	(3)	7
Net unrealized (depreciation), derivatives, March 31,	$(2)	$1	$(1)
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(109)	5	(104)
Net translation of foreign currencies, March 31,	$(180)	$14	$(166)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, March 31,	$(2,270)	$795	$(1,475)

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 37.2% for the three months ended March 31, 2016 and 37.8% for the three months ended March 31, 2015 reflect the health insurance industry tax that is not deductible for federal income tax purposes.  The effective tax rate for 2016 also reflects tax benefits associated with adopting ASU 2016-09 effective January 1, 2016 as described in Note 2, partially offset by the impact of certain costs related to the pending Anthem transaction that are not tax deductible.

As part of its global capital management strategy, the Company’s foreign operations retain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  The Company has accumulated undistributed foreign earnings of $2.4 billion as of March 31, 2016.  If the Company intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included an additional $340 million of deferred tax liabilities as of March 31, 2016.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the three months ended March 31, 2016.

C.  Other Tax Matters

The Internal Revenue Service (“IRS”) is expected to complete their examination of the Company’s 2011 and 2012 consolidated federal income tax returns during the second half of 2016.

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

In the Company’s segment disclosures, we present ‘‘operating revenues,’’ defined as total revenues excluding realized investment results. The Company excludes realized investment results from this measure because its portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment. As a result, gains or losses created in this process may not be indicative of past or future underlying performance of the business.

The Company uses adjusted income (loss) from operations as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•                  Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•                  Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company’s business operations.

•                  Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.

For the three months ended March 31, 2016, we reported a special item charge consisting of $40 million of pre-tax costs ($36 million after-tax) related to our proposed merger with Anthem.  See Note 3 to the Consolidated Financial Statements for additional details.  There were no special items for the three months ended March 31, 2015.  In connection with adopting ASU 2016-09, in the first quarter of 2016 the Company recognized $23 million for certain income tax effects of stock-based compensation in adjusted income from operations for Corporate.  See Note 2 to the Consolidated Financial Statements for further discussion.

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended March 31, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,812	$780	$1,029	$27	$(4)	$9,644
Net investment income	72	26	80	90	4	272
Operating revenues	$7,884	$806	$1,109	$117	$-	$9,916
Total revenues	$7,867	$804	$1,106	$107	$-	$9,884
Shareholders’ net income	$514	$59	$13	$14	$(81)	$519
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment losses	12	1	2	6	-	21
Amortization of other acquired intangible assets, net	18	7	-	-	-	25
Special Item:
Merger-related transaction costs	-	-	-	-	36	36
Total special items	-	-	-	-	36	36
Adjusted income from operations	$544	$67	$15	$20	$(45)	$601

Three Months Ended March 31, 2015
Premiums, fees and other revenues and mail order pharmacy revenues	$7,371	$743	$976	$32	$(4)	$9,118
Net investment income	75	26	83	92	-	276
Operating revenues	$7,446	$769	$1,059	$124	$(4)	$9,394
Total revenues	$7,495	$772	$1,081	$123	$(4)	$9,467
Shareholders’ net income	$453	$67	$65	$19	$(71)	$533
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(32)	(3)	(14)	1	-	(48)
Amortization of other acquired intangible assets, net	23	5	-	-	-	28
Adjusted income from operations	$444	$69	$51	$20	$(71)	$513

The Company had receivables, net of allowances, from CMS of $1.5 billion as of March 31, 2016 and December 31, 2015.  These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 21% of consolidated revenues for the three months ended March 31, 2016 and 22% for the three months ended March 31, 2015.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2016, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $490 million as of March 31, 2016 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of March 31, 2016.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

•                  all annuitants elected to receive their benefit on the next available date (2016 through 2022); and

•                  all underlying mutual fund investment values remained at the March 31, 2016 value of $908 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $802 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 6, 7 and 9 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $178 million as of March 31, 2016, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2016 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of March 31, 2016.

As of March 31, 2016, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of the leases.  Guarantees of $16 million expire in the fourth quarter of 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $14 million as of March 31, 2016.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of March 31, 2016 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities for these indemnification obligations as of March 31, 2016.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the three months ended March 31, 2016 and 2015, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of March 31, 2016 of approximately $190 million ($125 million after-tax) for the matters discussed below under the heading “Litigation Matters”.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matters

Amara cash balance pension plan litigation.  In December, 2001, Janice Amara filed a class action lawsuit in the U.S. District Court for the District of Connecticut against Cigna Corporation and the Cigna Pension Plan (the “Plan”) on behalf of herself and other similarly situated Plan participants affected by the 1998 conversion to a cash balance formula.  The plaintiffs allege various violations of the Employee Retirement Income Security Act of 1974 (“ERISA”), including that the Plan’s cash balance formula discriminates against older employees; that the conversion resulted in a wear-away period (when the pre-conversion accrued benefit exceeded the post-conversion benefit); and that the Plan communications contained inaccurate or inadequate disclosures about these conditions.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  The parties continue to work towards obtaining agreement around differences in interpretation.  The timing of the resolution of these differences remains uncertain.  Once resolved, the Plan will be amended to comply with the agreed-upon interpretation of the District Court’s order and the benefits will begin to be paid.  The Company’s reserve for this litigation remains reasonable at March 31, 2016 based on a calculation consistent with the Company’s interpretation of the court order.

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

In September 2011, the District Court (1) dismissed all claims by the health care provider and medical association plaintiffs for lack of standing; and (2) dismissed the antitrust claims, the New Jersey state law claims and the ERISA disclosure claim.  In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs.  The Third Circuit denied plaintiff’s request for an immediate appeal of the January 2013 ruling.  As a result, the case is proceeding on behalf of the named plaintiffs only.  In June 2014, the District Court granted the Company’s motion for summary judgment to terminate all claims, and denied the plaintiffs’ partial motion for summary judgment.  In July 2014, the plaintiffs appealed all of the District Court’s decisions in favor of the Company, including the class certification decision, to the Third Circuit.  On May 2, 2016, the Third Circuit affirmed the District Court’s decisions denying class certification for the claims asserted by members, the granting of summary judgment on the individual plaintiffs’ claims, as well as the dismissal of the antitrust claims.  However, the Third Circuit also reversed the earlier dismissal of the providers’ ERISA claims.  The Company will continue to vigorously defend its position.

Regulatory Matters

CMS actions.  In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions (“the Notice”).  The Notice requires the Company to suspend certain enrollment and marketing activities for its Medicare Advantage-Prescription Drug and Medicare Part D Plans.  The sanctions do not impact the ability of current enrollees to remain covered by the Company’s Medicare Advantage-Prescription Drug or Medicare Part D Plans.

CMS imposed sanctions based on its finding of deficiencies with the Company’s operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration, and compliance program.  The Company is working to resolve these matters as quickly as possible and is cooperating fully with CMS on its review.  The Company does not expect the impact to its 2016 consolidated results of operations, financial condition or cash flows to be material.

Disability claims regulatory matter. During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices. Most other jurisdictions have joined the agreement as participating, non-monitoring states. As previously disclosed, the Company recorded a charge of $77 million before-tax ($51 million after-tax) in the first quarter of 2013 related to this matter. The agreement requires, among other things: (1) enhanced procedures related to documentation and disposition; (2) a two-year monitoring period followed by a re-examination that is scheduled to begin in the second quarter of 2016; and (3) reassessment of claims denied or closed during a two-year prior period, except California that has a three-year reassessment period. The Company is actively addressing the requirements of the agreement.

Other Legal Matters

Following announcement of the Company’s merger agreement with Anthem as discussed in Note 3, putative class action complaints (collectively the “complaints” or “Cigna Merger Litigation”) were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders.  Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

Cigna, members of the Cigna board of directors, Anthem and Anthem Merger Sub Corp (“Merger Sub”) have been named as defendants. The plaintiffs generally assert that the members of the Cigna board of directors breached their fiduciary duties to the Cigna shareholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Cigna, Anthem and Merger Sub aided and abetted such breaches of fiduciary duties. The allegations include, among other things, that (1) the merger consideration undervalues Cigna, (2) the sales process leading up to the merger was flawed due to purported conflicts of interest of members of the Cigna board of directors and (3) certain provisions of the merger agreement inappropriately favor Anthem and inhibit competing bids. Plaintiffs seek, among other things, injunctive relief enjoining the merger, rescission of the merger agreement to the extent already implemented, and costs and damages.

Effective November 24, 2015, solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company, the Company’s directors, Anthem and Merger Sub entered into a Memorandum of Understanding (“MOU”) to settle the Cigna Merger Litigation. Subject to approval by the Connecticut Superior Court, Judicial District of Hartford and further definitive documentation in a settlement agreement that will be subject to customary conditions, the MOU resolved the Cigna Merger Litigation and provided that the Company would make certain additional disclosures related to the merger. If the Court approves the settlement, the Cigna Merger Litigation will be dismissed with prejudice and all claims that were or could have been brought in any actions challenging any aspect of the merger, the merger agreement and any related disclosures will be released. In connection with the settlement, subject to the ultimate determination of the Court, plaintiffs’ counsel may receive an award of reasonable fees. There can be no assurance that the parties will ultimately enter into a settlement agreement, or that the Court will approve the settlement even if the parties were to enter into such agreement. The MOU may terminate, if, among other reasons, the Court does not approve the settlement or the merger is not consummated for any reason.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2016 compared with December 31, 2015 and our results of operations for the three months ended March 31, 2016 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2015 Form 10-K for additional information regarding our significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful, and changes in percentages are expressed in basis points (“bps”).

In this MD&A, our consolidated measures “operating revenues” and “adjusted income from operations” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures “total revenues” and “shareholders’ net income.”

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

We use adjusted income (loss) from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•                  Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•                  Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of our business operations.

•                  Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  For the three months ended March 31, 2016, we reported a special item charge in Corporate consisting of $40 million of pre-tax costs ($36 million after-tax) directly related to the proposed merger with Anthem, Inc. (“Anthem”).  See Note 3 to the Consolidated Financial Statements for additional details.  There were no special items for the three months ended March 31, 2015.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning our business strategy and strategic or operational initiatives including our ability to deliver personalized and innovative solutions for customers and clients; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; our projected cash position, future pension funding and financing or capital deployment plans; the proposed merger between Cigna and Anthem; statements regarding the timing of resolution of the issues raised by the Centers for Medicare and Medicaid Services (“CMS”); and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits including the CMS review and sanctions, investigations, actions and guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including a failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A of our 2015 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC.

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

OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s strategy is to “Go Deep,” “Go Global” and “Go Individual” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.  In addition to our ongoing operations, we also have certain run-off operations.

On July 23, 2015, we entered into a definitive agreement to merge with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company.  Upon closing, our shareholders will receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  The closing price of Anthem common stock on May 5, 2016 was $137.07.  At special shareholders’ meetings in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement.  Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.  While we continue to work toward achieving regulatory approval as quickly as possible and to target a closing date in the second half of 2016, the closing will ultimately be subject to the approval and timing of the regulators. In light of the complexity of the regulatory process and the dynamic environment, it is possible that such approvals may not be obtained in 2016.

See Note 3 to the Consolidated Financial Statements for additional details.  In addition, see Item 1A. – Risk Factors in our 2015 Form 10-K for risks to our business due to the proposed merger.

For further information on our business and strategy, please see Item 1, “Business” in our 2015 Form 10-K.

Executive Overview

This section includes a discussion of our consolidated financial results for the three months ended March 31, 2016 compared with the same period in 2015 as well as key trends and transactions impacting our business.  See Note 15 to the Consolidated Financial Statements for a description of our reporting segments.

Financial Summary

Summarized below are certain key measures of our performance for the three months ended March 31:

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2016	2015	% Change
Operating revenues (1)
Global Health Care	$7,884	$7,446	6%
Global Supplemental Benefits	806	769	5
Group Disability and Life	1,109	1,059	5
Other Operations	117	124	(6)
Corporate	-	(4)	100
Consolidated operating revenues	$9,916	$9,394	6%
Total revenues	$9,884	$9,467	4%
Adjusted income from operations (1)
Global Health Care	$544	$444	23%
Global Supplemental Benefits	67	69	(3)
Group Disability and Life	15	51	(71)
Other Operations	20	20	-
Corporate	(45)	(71)	37
Total adjusted income from operations	$601	$513	17%
Shareholders’ net income (1)	$519	$533	(3)%
Earnings per share (diluted):
Adjusted income from operations (1)	$2.32	$1.96	18%
Shareholders’ net income (1)	$2.00	$2.04	(2)%
Global medical customers (in thousands)	15,129	14,654	3%

(1) See Consolidated Results of Operations on page 44 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders’ net income.

Operating revenues increased for the three months ended March 31, 2016 compared with the same period in 2015 in each of our ongoing reporting segments (Global Health Care, Global Supplemental Benefits and Group Disability and Life).  These increases are primarily attributable to customer growth in our targeted market segments, higher premium rates in our commercial health care businesses to recover medical cost trend and growth in specialty businesses within our Global Health Care segment.

Total revenues.  The increase in operating revenues was partially offset by a decrease in realized investment results.

Shareholders’ net income decreased for the three months ended March 31, 2016 compared with the same period in 2015 as the lower realized investment results discussed above and merger-related transaction costs described in Note 3 to the Consolidated Financial Statements were partially offset by higher adjusted income from operations as discussed below.

Adjusted income from operations increased for the three months ended March 31, 2016 compared with the same period in 2015 due to increased contributions from specialty health care businesses in our Global Health Care segment,  partially offset by lower earnings in our Group Disability and Life segment.

Global medical customers.  Our medical customer base increased for the three months ended March 31, 2016 compared with the same period in 2015 due to growth in our middle market, select and Government market segments.

Further discussion of detailed components of revenue and expenses can be found in the “Consolidated Results of Operations” section of this MD&A beginning on page 44.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 49.

Health Care Industry Developments

Our 2015 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform”) provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of March 31, 2016.

Item	Description
Medicare Advantage (“MA”)

CMS actions:  In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions (“the Notice”).  The Notice requires the Company to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans.  The sanctions do not impact the ability of current enrollees to remain covered by the Company’s Medicare Advantage-Prescription Drug or Medicare Part D Plans.  See Note 16 to the Consolidated Financial Statements for additional information.

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

2017 MA Rates: Final MA reimbursement rates for 2017 were published by CMS in April 2016.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2017.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax:  This non-deductible tax is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  We recognized approximately $80 million in operating expenses for the three months ended March 31, 2016 and in 2015.  The industry assessment is $11.3 billion in both 2015 and 2016, and our full-year fee for 2016 is expected to approximate $315 million compared with $310 million in 2015.  Because this tax is not deductible for federal income tax purposes, it negatively impacts our effective tax rate.  Of the full year 2016 tax, $180 million relates to our commercial business and $135 million to our Medicare business.

For our commercial business, we incorporated the industry tax into target pricing actions.  For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates have reduced margins in the Government operating segment in both 2016 and 2015.

In December 2015, federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018.  Our target pricing actions related to 2017 and 2018 plan years will consider the impacts of this legislation.

- Reinsurance Fee

Reinsurance Fee:  This fee is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D.  Proceeds from the fee are being used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges beginning in 2014.  For our insured business, the amount of the fee is expected to approximate $45 million in 2016 compared with $70 million in 2015 and is tax deductible.  The decrease in 2016 reflects a decline in the per-customer levy from $44 in 2015 to $27 in 2016.  We recorded approximately $10 million for the reinsurance fee for the three months ended March 31, 2016 compared with $20 million for the three months ended March 31, 2015.  We incorporate these fees into target pricing actions.

Public Health Exchanges	Public Health Exchanges: For 2016, we are offering individual coverage on seven public health insurance exchanges (Arizona, Colorado, Georgia, Maryland, Missouri, Tennessee and Texas).

Risk Mitigation Programs

See Note 2(R) to the Consolidated Financial Statements in our Form 2015 10-K for a description of and our accounting policy for these programs that commenced in 2014.

The following table presents the after-tax impact to shareholders’ net income of these programs for the three months ended March 31, 2016 and March 31, 2015 and our net receivable balances as of March 31, 2016 and December 31, 2015.

	After-tax Impact on Shareholders’ Net Income (1)
	For the Three Months Ended		Net Receivable Balance (2)
	March 31,		March 31,	December 31,
(In millions)	2016	2015	2016	2015
Reinsurance	$2	$16	$98	$158
Risk Adjustment	(3)	-	110	118
Risk Corridor	(4)	15	127	134
Total	$(5)	$31	$335	$410

(1) For the 2015 and 2016 coverage years, we have accrued reinsurance recoveries at the 50% coinsurance rate prescribed by Health Care Reform.

(2) For the reinsurance program, receivables are reported in reinsurance recoverables.  Receivables, net of allowances, for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable.  Payables for the risk corridor program are netted in the receivable balance presented above, and are reported in accounts payable, accrued expenses and other liabilities.

In the first quarter of 2016, we received approximately $65 million related to the 2015 risk mitigation programs and in 2015, we received approximately $300 million related to the 2014 risk mitigation programs.  CMS has paid substantially all amounts due under the 2014 reinsurance and risk adjustment programs.  In addition, CMS has paid approximately 13% of insurers’ 2014 coverage year risk corridor receivables.  CMS has acknowledged its legal obligation to pay insurers under the risk corridor program for the balance of the 2014 coverage year as well as the 2015 coverage year, as required by Health Care Reform.  If CMS’ risk corridor program collections, including carryovers from prior years, are insufficient to satisfy its payment obligations, CMS has stated that it will explore other funding sources subject to the availability of appropriations that may require congressional approval.  We are continuing to monitor developments related to the risk corridor program.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2016	2015	% Change
Premiums	$7,746	$7,402	5%
Fees and other revenues	1,201	1,138	6
Net investment income	272	276	(1)
Mail order pharmacy revenues	697	578	21
Consolidated operating revenues	9,916	9,394	6
Net realized investment gains (losses)	(32)	73	(144)
Total revenues	9,884	9,467	4
Global Health Care medical costs	4,761	4,604	3
Other benefit expenses	1,368	1,269	8
Mail order pharmacy costs	574	492	17
Operating expenses	2,321	2,204	5
Amortization of other acquired intangible assets, net	41	44	(7)
Total benefits and expenses	9,065	8,613	5
Income before taxes	819	854	(4)
Income taxes	305	323	(6)
Net income	514	531	(3)
Less: net (loss) attributable to noncontrolling interests	(5)	(2)	(150)
Shareholders’ net income	$519	$533	(3)%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

FINANCIAL SUMMARY	Three Months Ended
	March 31,		Change
(In millions)	2016	2015	Favorable (Unfavorable)
Shareholders’ net income	$519	$533	(3)%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains) losses	21	(48)
Amortization of other acquired intangible assets, net	25	28
Special items:
Merger-related transaction costs	36	-
Total special items	36	-
Adjusted income from operations	$601	$513	17%

Other Key Consolidated Financial Data
Earnings per share (diluted):
Shareholders’ net income	$2.00	$2.04	(2)%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses	0.08	(0.18)
Amortization of other acquired intangible assets, net	0.10	0.10
Special items:
Merger-related transaction costs	0.14	-
Adjusted income from operations	$2.32	$1.96	18%
Global medical customers (in thousands)	15,129	14,654	3%
Effective tax rate	37.2%	37.8%	60	bps

CONSOLIDATED RESULTS OF OPERATIONS

•      Revenues.  Most components of total revenues increased for the three months ended March 31, 2016 compared with the same period in 2015 as discussed further below.

•      Premiums.  The increase reflects growth in each of our ongoing operating segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  This favorable result is primarily attributable to customer growth in certain of our market segments and higher premium rates in our commercial health care businesses consistent with medical cost trend.

•      Fees and other revenues.  The increase was largely the result of customer growth in our administrative services only business including contributions from specialty products offered through our Global Health Care segment.

•      Net investment income was flat, reflecting lower investment yields from the continued low interest rate environment, offset by higher average invested assets.

•      Mail order pharmacy revenues.  The increase was driven by higher volume, primarily for injectable medications, due to growth in our customer base.

•      Realized investment results decreased due to the absence in 2016 of real estate partnership sales and, to a lesser extent, higher impairment losses.  See Note 8 for additional information.

•      Global Health Care medical costs.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, was primarily due to growth in our specialty businesses and, to a lesser extent, medical cost inflation.

•      Other benefit expenses.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, resulted primarily from unfavorable claims experience in the Group Disability and Life segment and business growth in the Group Disability and Life and Global Supplemental Benefits segments.

•      Mail order pharmacy costs.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, was driven by higher volume, primarily for injectable medications, due to growth in our customer base.

•      Operating expenses.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, was primarily the result of business growth, a special item charge (described below) and strategic investments across our segments.

•      Special item.  The special item charge for the three months ended March 31, 2016 reflects the after-tax impact of legal, advisory and other transaction costs directly related to our proposed merger with Anthem ($40 million pre-tax, reported in operating expenses).  See Note 3 to the Consolidated Financial Statements for additional details.  There were no special items for the three months ended March 31, 2015.

•      Effective tax rate.  The decrease in our effective tax rate for the three months ended March 31, 2016 compared with the same period in March 31, 2015, was largely driven by tax benefits associated with adopting ASU 2016-09 as discussed in Note 2 to the Consolidated Financial Statements, partially offset by certain merger-related transaction costs reported in 2016 that are not tax deductible.

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

•      using proceeds from issuance of debt and equity securities; and

•      borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2016	2015
Operating activities (1)	$894	$737
Investing activities	$(333)	$(49)
Financing activities (1)	$(146)	$530

(1) As required by the adoption of ASU 2016-09, the Company retrospectively reclassified $73 million of cash payments from operating to financing activities for the three months ended March 31, 2015.  These payments were related to employee tax obligations associated with stock compensation. The comparable amount reported in financing activities for the three months ended March 31, 2016 was $67 million.  See Note 2 for further discussion.

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

Operating activities

Cash provided by operating activities increased for the three months ended March 31, 2016 compared with the same period in 2015, as a result of higher adjusted income from operations and the timing of government reimbursements.

Investing activities

Cash used in investing activities increased for the three months ended March 31, 2016 compared with the same period in 2015, primarily due to a higher volume of purchases of fixed maturities.  The higher volume of asset purchases in the first quarter of 2016 was due in part to additional investment capacity resulting from lower share repurchases in the first quarter of 2016 and second half of 2015.

Financing activities

Cash used in financing activities increased for the three months ended March 31, 2016 compared with the same period in 2015, primarily due to the absence in the current year of the $0.9 billion in proceeds from issuance of long-term debt in March 2015, partially offset by lower share repurchases.

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

Through May 5, 2016, we had repurchased 0.8 million shares for $110 million under our share repurchase program.  The remaining share repurchase authority as of May 5, 2016 was $390 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2016	2015
Interest expense	$63	$66

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

At March 31, 2016, there was $2.0 billion in cash and marketable investments available at the parent company level.  For the remainder of 2016, the parent company’s combined cash obligations are expected to be approximately $295 million, primarily for commercial paper maturities and interest.  The parent company also has $250 million of debt obligations that will mature in the first quarter of 2017.

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

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2015 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of March 31, 2016, the parent company had approximately $55 million of net intercompany loans payable to its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement.  As of March 31, 2016, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $8.3 billion, in addition to the $5.2 billion of debt outstanding, within the maximum debt leverage covenant in the line of credit agreement described in Note 12.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of March 31, 2016, undistributed earnings were approximately $2.4 billion.  If repatriated, approximately $335 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  We have updated our contractual obligations previously provided in our 2015 Form 10-K for the following item:

•      Investment commitments: the Company has entered into new commitments to invest in security and real estate limited partnerships.  See Note 10 to the Consolidated Financial Statements for additional information.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Off-Balance Sheet
Purchase obligations	$1,210	$547	$445	$134	$84

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2015 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2015 Form 10-K.  As of March 31, 2016, there are no significant changes to the critical accounting estimates from what was reported in our 2015 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  In these segment discussions, we present “operating revenues,” defined as total revenues excluding realized investment results.  We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As a result, gains or losses created in this process may not be indicative of past or future underlying performance of the business.

We use “adjusted income from operations” as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•      Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•      Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company’s business operations.

•      Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  For the three months ended March 31, 2016, we reported a special item charge in Corporate consisting of $40 million of pre-tax costs ($36 million after-tax) related to the pending Anthem merger.  See Note 3 to the Consolidated Financial Statements for additional details.  There were no special items for the three months ended March 31, 2015.

In our segment results, we present “adjusted margin,” defined as adjusted income from operations divided by operating revenues.

See the MD&A Overview on page 40 for summarized financial results of each of our reporting segments.

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

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,		Change
(In millions)	2016	2015	Favorable (Unfavorable)
Operating revenues	$7,884	$7,446	6%
Adjusted income from operations	$544	$444	23%
Adjusted margin	6.9%	6.0%	90bps
Medical Care Ratios:
Commercial	75.8%	75.2%	(60)bps
Government	86.2%	89.4%	320bps
Consolidated Global Health Care	80.0%	80.9%	90bps
Operating expense ratio	21.0%	21.7%	70bps

	As of March 31,
(In thousands)	2016	2015	% Change
Customers:
Total commercial risk	2,510	2,505	-%
Total government	615	555	11
Total risk	3,125	3,060	2
Service	12,004	11,594	4
Total medical customers	15,129	14,654	3%

	As of
(In millions)	March 31, 2016	December 31, 2015	% Change
Global Health Care medical costs payable	$2,646	$2,355	12%

Adjusted income from operations.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, is attributable to increased contributions from specialty products and higher margins in our Medicare Part D business, partially offset by increased operating expenses.

Operating revenues.  The increase for the three months ended March 31, 2016 compared with the same period in 2015, was primarily due to customer growth in our specialty businesses, including home delivery pharmacy, and in Medicare Advantage.  In addition, the increase reflects higher premium rates for most products in the U.S. commercial segment primarily to recover underlying medical cost trend.  These increases were partially offset by the effects of lower customer volumes in our Medicare Part D and Individual businesses.

Medical care ratios.  The commercial medical care ratio increased slightly for the three months ended March 31, 2016 compared with the same period in 2015, reflecting modestly higher medical costs including less favorable prior period claims development in our group commercial risk businesses, partially offset by lower medical costs in our individual book of business.

For the three months ended March 31, 2016, the government medical care ratio decreased compared with the same period in 2015, primarily due to a lower Medicare Part D ratio reflecting product changes that increased premiums and customer deductibles.

Operating expense ratio.  The operating expense ratio decreased for the three months ended March 31, 2016 compared with the same period in 2015, reflecting higher revenue and operating efficiencies partially offset by business initiative investments.

Other Items Affecting Health Care Results

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•      is covered under an insurance policy, managed care arrangement, or service agreement issued by us;

•      has access to our provider network for covered services under their medical plan; or

•      has medical claims that are administered by us.

Our medical customer base as of March 31, 2016 was higher than the same period in 2015, primarily driven by strong sales in our middle market, select and government segments.

Global Health Care Medical Costs Payable

Medical costs payable is higher at March 31, 2016 compared to December 31, 2015, due to customer growth and seasonality in government and stop loss products.  (See Note 5 to the Consolidated Financial Statements for additional information.)

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

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,		Change
(In millions)	2016	2015	Favorable (Unfavorable)
Operating revenues	$806	$769	5%
Adjusted income from operations	$67	$69	(3)%
Operating revenues, using 2016 currency exchange rates	$806	$721	12%
Adjusted income from operations, using 2016 currency exchange rates	$67	$63	6%
Adjusted margin	8.3%	9.0%	(70)bps
Loss ratio	56.2%	56.1%	(10)bps
Acquisition cost ratio	18.4%	18.7%	30bps
Expense ratio (excluding acquisition costs)	18.2%	17.0%	(120)bps

Adjusted income from operations decreased for the three months ended March 31, 2016 compared with the same period in 2015, reflecting the unfavorable impact of foreign currency movements and higher strategic investments, largely offset by business growth.

Operating revenues increased for the three months ended March 31, 2016 compared with the same period in 2015, primarily due to new sales, particularly in South Korea and the U.S., partially offset by the unfavorable impact of foreign currency movements.

The segment loss ratio increased slightly for the three months ended March 31, 2016 compared with the same period in 2015, reflecting a change in business mix toward products with higher loss ratios in South Korea and the U.S., largely offset by favorable claims experience in South Korea.

The acquisition cost ratio decreased for the three months ended March 31, 2016 due to a shift toward higher premium products with lower acquisition costs, primarily in South Korea and the U.S.

The operating expense ratio (excluding acquisition costs) increased for the three months ended March 31, 2016 compared to the same period in 2015, reflecting strategic business investments, mainly in the U.S. and South Korea.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 50% of the segment’s revenues and 95% of the segment’s earnings for the three months ended March 31, 2016.  For the three months ended March 31, 2016, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 11% of shareholders’ net income.

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

•      benefit expenses as a percentage of premiums (loss ratio); and

•      operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,		Change
(In millions)	2016	2015	Favorable (Unfavorable)
Operating revenues	$1,109	$1,059	5%
Adjusted income from operations	$15	$51	(71)%
Adjusted margin	1.4%	4.8%	(340)	bps
Loss ratio	85.4%	80.9%	(450)	bps
Expense ratio	22.4%	21.8%	(60)	bps

Adjusted income from operations.  The decrease for the three months ended March 31, 2016 compared with the same period in 2015 was driven by unfavorable disability claims experience due primarily to a lower claim resolution rate.  We implemented modifications to our disability claims management process during the period to drive improved quality and consistency in this process, which extended the claims processing cycle in the quarter.  Management expects claims processing cycles to revert toward historical levels during the remainder of the year.

Operating revenues increased for the three months ended March 31, 2016 compared with the same period in 2015, reflecting business growth due to new sales and strong customer retention, partially offset by lower net investment income due to a decline in yields.

The segment’s loss ratio increased for the three months ended March 31, 2016 compared with the same period in 2015, driven by unfavorable disability claims experience as described above, partially offset by improved life new claim incidence.

Operating expense ratio.  The operating expense ratio increased for the three months ended March 31, 2016 compared with the same period in 2015, reflecting higher claim management costs and technology spending.

Other Operations

As described in the Segment Reporting introduction on page 49, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended
FINANCIAL SUMMARY	March 31,		Change
(In millions)	2016	2015	Favorable (Unfavorable)
Operating revenues	$117	$124	(6)%
Adjusted income from operations	$20	$20	-%
Adjusted margin	17.1%	16.1%	(100)	bps

Adjusted income from operations was flat for the three months ended March 31, 2016 compared with the same period in March 31, 2015, primarily due to favorable claims experience and strong persistency in COLI, offset by lower deferred gain amortization from the sold businesses.

Operating revenues  decreased for the three months ended March 31, 2016 compared with the same period in March 31, 2015, due to lower premiums in COLI driven by favorable experience-rating impacts and, to a lesser extent, lower investment income yields and  lower deferred gain amortization from the sold businesses.

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

	Three Months Ended
FINANCIAL SUMMARY	March 31,
(In millions)	2016	2015	% Change
Adjusted loss from operations	$(45)	$(71)	37%

Corporate’s adjusted loss from operations was lower for the three months ended March 31, 2016 compared with the same period in 2015, mainly due to adopting ASU 2016-09 as further discussed in Note 2 to the Consolidated Financial Statements.

INVESTMENT ASSETS

The following table presents our invested asset portfolio, excluding separate account assets, as of March 31, 2016 and December 31, 2015.  Additional information regarding our investment assets and related accounting policies is included in Notes 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.

	March 31,	December 31,
(In millions)	2016	2015
Fixed maturities	$20,087	$19,455
Equity securities	194	190
Commercial mortgage loans	1,848	1,864
Policy loans	1,419	1,419
Other long-term investments	1,434	1,404
Short-term investments	465	381
Total	$25,447	$24,713

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 7 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to the Consolidated Financial Statements and Note 11 to the Consolidated Financial Statements in our 2015 Form 10-K.

The following table reflects our fixed maturity portfolio by type of issuer as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(In millions)	2016	2015
Federal government and agency	$752	$779
State and local government	1,603	1,641
Foreign government	2,072	2,014
Corporate	15,067	14,448
Mortgage-backed	41	49
Other asset-backed	552	524
Total	$20,087	$19,455

The fixed maturity portfolio increased modestly during the three months ended March 31, 2016, reflecting increased valuations due to the impact of decreased market yields.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $141 million in aggregate as of March 31, 2016.  See Note 8 to the Consolidated Financial Statements for further information.

As of March 31, 2016, $18.0 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.1 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2015.

Our investment in state and local government securities, with an average quality rating of Aa2 is diversified by issuer and geography with no single exposure greater than $30 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of March 31, 2016.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $206 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns (Portugal, Italy, Ireland, Greece and Spain).

As of March 31, 2016, corporate fixed maturities include private placement investments of $5.3 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Corporate fixed maturities include $344 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland and Spain.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 3% invested in financial institutions.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.6 billion with gross unrealized losses of $48 million.  These investments have an average quality rating of Baa1 and are diversified by issuer with no single exposure greater than $35 million.

We have approximately $25 million of aggregate corporate fixed maturity investment in China-based companies.  In addition to amounts classified in fixed maturities on our Consolidated Balance Sheet, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity has an investment portfolio of approximately $2.5 billion that is primarily invested in diversified corporate fixed maturities and has no investments with a material unrealized loss as of March 31, 2016.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower.  Loans are secured by high quality commercial properties and are generally made at less than 70% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  We hold no direct residential mortgage loans and do not securitize or service mortgage loans.

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2015.  This review included an analysis of each property’s year-end 2014 financial statements, rent rolls, operating plans and budgets for 2015, a physical inspection of the property and other pertinent factors.  Based on property values and cash flows estimated as part of this review and subsequent fundings and repayments, the portfolio’s average loan-to-value ratio remained at 58% and the portfolio’s average debt service coverage ratio remained at 1.78 at  March 31, 2016 when compared to December 31, 2015.  See Note 8 to the Consolidated Financial Statements for further information.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

The $1.8 billion commercial mortgage loan portfolio consists of approximately 65 loans.  The portfolio includes three impaired loans with a carrying value totaling $96 million, net of $15 million in reserves, that are classified as problem or potential problem loans.  We have $242 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.4 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 110 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 6% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2016 or 2015.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2016			December 31, 2015
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$14	$(12)	$2	$3	$(1)	$2
Problem commercial mortgage loans	88	(11)	77	90	(11)	79
Total problem investments	$102	$(23)	$79	$93	$(12)	$81
Potential problem bonds	$54	$(33)	$21	$55	$(23)	$32
Potential problem commercial mortgage loans	64	(4)	60	64	(4)	60
Total potential problem investments	$118	$(37)	$81	$119	$(27)	$92

Investment Outlook

Global financial markets have exhibited continued volatility during the first quarter reflecting global economic uncertainty, led by concerns about China’s decelerating economic growth as well as the negative and potentially destabilizing impacts from cyclically low energy prices.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable.  We believe that the vast majority of our fixed maturity investments will continue to perform under their contractual terms and that the commercial mortgage loan portfolio is positioned to perform well due to its solid aggregate loan-to-value ratio and strong debt service coverage.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

The loss in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments increased from approximately $865 million at December 31, 2015 to approximately $915 million at March 31, 2016.  The increased interest rate sensitivity results primarily from increased asset purchases and valuation increases resulting from lower market yields of fixed maturities during the three months ended March 31, 2016.

Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities.  Due to an increase in the amount of these investments during the three months ended March 31, 2016 that are primarily denominated in the South Korean won, the loss in fair value of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies increased from approximately $340 million at December 31, 2015 to approximately $385 million at March 31, 2016.

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

 Part II.  OTHER INFORMATION

Item 1.                                LEGAL PROCEEDINGS

The information contained under “Litigation Matters”, “Regulatory Matters” and “Other Legal Matters” in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

Item 1A.           RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed description of its risk factors.

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2016	805,518	$ 140.21	784,742	$ 389,765,351
February 1-29, 2016	327,289	$ 141.59	-	$ 389,765,351
March 1-31, 2016	134,536	$ 139.29	-	$ 389,765,351
Total	1,267,343	$ 140.47	784,742	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 20,776 shares in January, 327,289 shares in February and 134,536 shares in March 2016.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $390 million as of May 5, 2016.

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

Cigna Corporation

Date:	May 6, 2016
By:	/s/ Thomas A. McCarthy

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended  March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1