Form 10-Q
period 2016-06-30
CIGNA CORP
filed 2016-07-29
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 15, 2016,  256,570,151 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues
Premiums	$7,654	$7,432	$15,400	$14,834
Fees and other revenues	1,197	1,117	2,398	2,255
Net investment income	294	297	566	573
Mail order pharmacy revenues	748	625	1,445	1,203
Realized investment gains (losses):
Other than temporary impairments on debt securities	(3)	(10)	(30)	(15)
Other realized investment gains, net	70	31	65	109
Net realized investment gains	67	21	35	94
Total revenues	9,960	9,492	19,844	18,959

Benefits and Expenses
Global Health Care medical costs	4,777	4,577	9,538	9,181
Other benefit expenses	1,414	1,199	2,782	2,468
Mail order pharmacy costs	630	529	1,204	1,021
Other operating expenses	2,289	2,212	4,610	4,416
Amortization of other acquired intangible assets, net	37	39	78	83
Total benefits and expenses	9,147	8,556	18,212	17,169
Income before Income Taxes	813	936	1,632	1,790
Income taxes (benefits):
Current	338	375	632	683
Deferred	(28)	(23)	(17)	(8)
Total income taxes	310	352	615	675
Net Income	503	584	1,017	1,115
Less: Net (Loss) Attributable to Noncontrolling Interests	(7)	(4)	(12)	(6)
Shareholders’ Net Income	$510	$588	$1,029	$1,121
Shareholders’ Net Income Per Share:
Basic	$2.00	$2.30	$4.03	$4.38
Diluted	$1.97	$2.26	$3.97	$4.30
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
(In millions)	2016	2015	2016	2015
Shareholders’ net income	$510	$588	$1,029	$1,121
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation), securities	177	(234)	350	(146)
Net unrealized appreciation (depreciation), derivatives	(1)	5	(4)	12
Net translation of foreign currencies	(40)	18	41	(86)
Postretirement benefits liability adjustment	8	20	19	31
Shareholders’ other comprehensive income (loss)	144	(191)	406	(189)
Shareholders’ comprehensive income	654	397	1,435	932
Comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) attributable to redeemable noncontrolling interests	(2)	(1)	(3)	(1)
Net (loss) attributable to other noncontrolling interests	(5)	(3)	(9)	(5)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(1)	(3)	2	(12)
Total comprehensive income	$646	$390	$1,425	$914

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	June 30,	December 31,
(In millions, except per share amounts)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $18,745; $18,456)	$20,538	$19,455
Equity securities, at fair value (cost, $184; $190)	181	190
Commercial mortgage loans	1,814	1,864
Policy loans	1,442	1,419
Other long-term investments	1,419	1,404
Short-term investments	469	381
Total investments	25,863	24,713
Cash and cash equivalents	2,454	1,968
Premiums, accounts and notes receivable, net	4,329	3,694
Reinsurance recoverables	6,705	6,813
Deferred policy acquisition costs	1,785	1,659
Property and equipment	1,556	1,534
Deferred tax assets, net	210	379
Goodwill	6,017	6,019
Other assets, including other intangibles	2,617	2,476
Separate account assets	7,970	7,833
Total assets	$59,506	$57,088
Liabilities
Contractholder deposit funds	$8,464	$8,443
Future policy benefits	9,953	9,479
Unpaid claims and claim expenses	4,831	4,574
Global Health Care medical costs payable	2,577	2,355
Unearned premiums	618	629
Total insurance and contractholder liabilities	26,443	25,480
Accounts payable, accrued expenses and other liabilities	6,569	6,493
Short-term debt	300	149
Long-term debt	4,789	5,020
Separate account liabilities	7,970	7,833
Total liabilities	46,071	44,975
Contingencies — Note 16
Redeemable noncontrolling interests	71	69
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,879	2,859
Accumulated other comprehensive loss	(844)	(1,250)
Retained earnings	13,046	12,121
Less treasury stock, at cost	(1,799)	(1,769)
Total shareholders’ equity	13,356	12,035
Noncontrolling interests	8	9
Total equity	13,364	12,044
Total liabilities and equity	$59,506	$57,088
Shareholders’ Equity Per Share	$52.06	$46.91

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the three months ended June 30, 2016	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at April 1, 2016	$74	$2,874	$(988)	$12,541	$(1,826)	$12,675	$9	$12,684	$73
Effect of issuing stock for employee benefit plans		10		(5)	27	32		32
Other comprehensive income (loss)			144			144		144	(1)
Net income (loss)				510		510	(5)	505	(2)
Other transactions impacting noncontrolling interests		(5)				(5)	4	(1)	1
Balance at June 30, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the three months ended June 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at April 1, 2015	$74	$2,823	$(934)	$10,635	$(1,656)	$10,942	$16	$10,958	$83
Effect of issuing stock for employee benefit plans		14		(45)	84	53		53
Other comprehensive (loss)			(191)			(191)		(191)	(3)
Net income (loss)				588		588	(3)	585	(1)
Repurchase of common stock					(100)	(100)		(100)
Other transactions impacting noncontrolling interests		(2)				(2)		(2)	(3)
Balance at June 30, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Non-		Non-
For the six months ended June 30, 2016	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		31		(94)	80	17		17
Other comprehensive income			406			406		406	2
Net income (loss)				1,029		1,029	(9)	1,020	(3)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(11)				(11)	8	(3)	3
Balance at June 30, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71

			Accumulated						Redeemable
		Additional	Other				Non-		Non-
For the six months ended June 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		69		(222)	268	115		115
Other comprehensive (loss)			(189)			(189)		(189)	(12)
Net income (loss)				1,121		1,121	(5)	1,116	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(518)	(518)		(518)
Other transactions impacting noncontrolling interests		(3)				(3)	3	-	(1)
Balance at June 30, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$1,017	$1,115
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	310	302
Realized investment (gains)	(35)	(94)
Deferred income taxes	(17)	(8)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(520)	(1,007)
Reinsurance recoverables	(4)	(53)
Deferred policy acquisition costs	(123)	(112)
Other assets	(83)	41
Insurance liabilities	607	542
Accounts payable, accrued expenses and other liabilities	(58)	216
Current income taxes	54	117
Loss on extinguishment of debt	-	100
Other, net (1)	48	24
Net cash provided by operating activities (1)	1,196	1,183
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	712	1,177
Investment maturities and repayments:
Fixed maturities and equity securities	738	691
Commercial mortgage loans	69	341
Other sales, maturities and repayments (primarily short-term and other long-term investments)	356	714
Investments purchased or originated:
Fixed maturities and equity securities	(1,701)	(1,813)
Commercial mortgage loans	(16)	(312)
Other (primarily short-term and other long-term investments)	(401)	(541)
Property and equipment purchases	(254)	(246)
Acquisitions, net of cash acquired	(4)	(107)
Net cash used in investing activities	(501)	(96)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	779	769
Withdrawals and benefit payments from contractholder deposit funds	(703)	(733)
Net change in short-term debt	(111)	(10)
Net proceeds on issuance of long-term debt	-	894
Repayment of long-term debt	-	(938)
Repurchase of common stock	(139)	(536)
Issuance of common stock	14	128
Other, net (1)	(63)	(94)
Net cash (used in) financing activities (1)	(223)	(520)
Effect of foreign currency rate changes on cash and cash equivalents	14	(18)
Net increase in cash and cash equivalents	486	549
Cash and cash equivalents, January 1,	1,968	1,420
Cash and cash equivalents, June 30,	$2,454	$1,969
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$579	$519
Interest paid	$122	$122

(1) As required by the adoption of ASU 2016-09, the Company retrospectively reclassified $74 million of cash payments from operating to financing activities for the six months ended June 30, 2015.  These payments were related to employee tax obligations associated with stock compensation.  The comparable amount reported in financing activities for the six months ended June 30, 2016 was $68 million.  See Note 2 for further discussion.

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

Note 2 — Recent Accounting Pronouncements

The Company’s 2015 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future.  The following issuances of, and changes in, accounting pronouncements that apply to the Company have occurred since the Company filed its 2015 Form 10-K.

Recently Adopted Accounting Guidance

Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update (“ASU”) 2016-09).  In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits or deficiencies to be recorded in the income statement when the awards vest or are settled, requires cash flows related to the excess tax benefits to be classified as an operating activity in the statement of cash flows, permits repurchasing more than was previously allowed of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares are to be presented as a financing activity in the statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur.  In addition, the new guidance changes the calculation of common stock equivalents for earnings per share purposes.  The new standard is required to be adopted as of January 1, 2017.

As permitted, the Company elected to early adopt the new guidance effective January 1, 2016.  Adopting this new guidance resulted in $23 million of tax benefits recorded in net income (in Corporate) during the six months ended June 30, 2016 that previously would have been reported in additional paid-in capital.  The change in the calculation of common stock equivalents added approximately one million weighted average shares for the diluted earnings per share calculations for the six months ended June 30, 2016.  The Company applied these provisions prospectively.

The Company retrospectively applied the provisions of the new guidance related to the presentation of employee taxes paid for withheld shares and reclassified $74 million of tax withholding from operating to financing activities in its Consolidated Statement of Cash Flows for the six months ended June 30, 2015.  For the six months ended June 30, 2016, the Company reflected $68 million of tax withholding in financing activities.  The ability under the new guidance to repurchase more employee shares for tax withholding purposes had no impact on the Company’s financial statements.  The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

Amendments to the Consolidation Analysis (ASU 2015-02).  The Company adopted this new consolidation guidance effective January 1, 2016 with no material effect on its financial statements.  Among other provisions, the guidance defines limited partnerships as variable interest entities unless substantive kick-out rights or participating rights exist.  See Note 10 for additional disclosures about various real estate and security limited partnerships that are newly identified as variable interest entities for which the Company is not the primary beneficiary.

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

Recently Issued Accounting Guidance Not Yet Adopted

Revenue from Contracts with Customers (ASU 2014-09).  The FASB issued three new ASUs in 2016 further clarifying the broader revenue guidance:

•      “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (ASU 2016-08) that clarifies the definition of principals and agents.

•      “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (ASU 2016-10) that clarifies guidance and adds examples to help companies properly identify performance obligations.  This ASU also illustrates when a license provides a customer with a right to use (point in time) versus a right to access (over time) benefit.

•      “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients” (ASU 2016-12) that clarifies certain aspects of the previously-issued guidance, including the objective of the collectability criterion in the new revenue model.

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

Financial Instruments — Credit Losses (ASU 2016-13).  In June 2016, the FASB issued this new standard that introduces a new approach to estimate credit losses on certain types of financial instruments based on expected losses.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The ASU will be effective January 1, 2020, and early adoption is permitted on January 1, 2019.  The Company is evaluating the impact of this new standard on its financial statements and disclosures.

Note 3 — Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly-owned subsidiary of Anthem.

On July 21, 2016, the U.S. Department of Justice (“DOJ”) announced that it is challenging the proposed merger.  Given the nature of the concerns raised by the DOJ and the states who joined, Cigna stepped back and evaluated its options under the merger agreement. As part of this evaluation, the Company sought to understand the various and significant concerns that were raised.  Management will continue to fulfill its contractual obligations and to defend itself relative to the DOJ.  In light of the DOJ’s decision, Cigna does not believe the transaction will close in 2016 and the earliest it could close is 2017, if at all.

The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the “merger”).  Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.  The closing price of Anthem common stock on July 28, 2016 was $132.90.

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

The Company incurred $34 million pre-tax ($26 million after-tax) for the three months and $74 million pre-tax ($62 million after-tax) for the six months ended June 30, 2016 in costs directly related to the proposed merger.  These costs primarily consisted of fees for legal, advisory and other professional services.

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended June 30,
2016
Shareholders’ net income	$510		$510
Shares:
Weighted average	255,381		255,381
Common stock equivalents		4,119	4,119
Total shares	255,381	4,119	259,500
EPS	$2.00	$(0.03)	$1.97

2015
Shareholders’ net income	$588		$588
Shares:
Weighted average	255,730		255,730
Common stock equivalents		4,367	4,367
Total shares	255,730	4,367	260,097
EPS	$2.30	$(0.04)	$2.26

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Six Months Ended June 30,
2016
Shareholders’ net income	$1,029		$1,029
Shares:
Weighted average	255,101		255,101
Common stock equivalents		4,372	4,372
Total shares	255,101	4,372	259,473
EPS	$4.03	$(0.06)	$3.97

2015
Shareholders’ net income	$1,121		$1,121
Shares:
Weighted average	256,215		256,215
Common stock equivalents		4,453	4,453
Total shares	256,215	4,453	260,668
EPS	$4.38	$(0.08)	$4.30

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2016 and 2015 because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Anti-dilutive options	2.6	-	2.0	0.7

The Company held 39,587,801 shares of common stock in Treasury as of June 30, 2016, and 38,694,585 shares as of June 30, 2015.

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

	June 30,	December 31,
(In millions)	2016	2015
Incurred but not yet reported	$1,956	$1,757
Reported claims in process	423	470
Physician incentives and other medical care expenses and services payable	198	128
Global Health Care medical costs payable	$2,577	$2,355

Activity in medical costs payable was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2016	2015
Balance at January 1,	$2,355	$2,180
Less: Reinsurance and other amounts recoverable	243	252
Balance at January 1, net	2,112	1,928
Incurred costs related to:
Current year	9,621	18,564
Prior years	(83)	(210)
Total incurred	9,538	18,354
Paid costs related to:
Current year	7,580	16,588
Prior years	1,701	1,582
Total paid	9,281	18,170
Ending Balance, net	2,369	2,112
Add: Reinsurance and other amounts recoverable	208	243
Ending Balance	$2,577	$2,355

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for minimum premium products and certain administrative services only business where the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the six months ended June 30, 2016, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $83 million, or 0.4% of the current year incurred costs as reported for the year ended December 31, 2015.  Of the favorability, actual completion factors accounted for 0.3%, and actual medical cost trend resulted in 0.1%.

For the year ended December 31, 2015, actual experience differed from the Company’s key assumptions, resulting in favorable incurred costs related to prior years’ medical costs payable of $210 million, or 1.3% of the current year incurred costs as reported for the year ended December 31, 2014.  Actual completion factors accounted for 0.4% of favorability, while actual medical cost trend resulted in 0.7%.  The remaining 0.2% was related to an increase in the 2014 reinsurance reimbursement rate from the Centers for Medicare and Medicaid Services (“CMS”) under The Patient Protection and Affordable Care Act (“Health Care Reform”).

The impact of prior year development on shareholders’ net income for the six months ended June 30, 2016 was not significant compared with $44 million for the six months ended June 30, 2015.  The favorable effect of prior year development in a given period primarily reflects lower than expected utilization of medical services.  Incurred costs related to prior years in the table above do not directly correspond to an increase or decrease to shareholders’ net income.  The primary reason for the difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders’ net income if they are offset by increases in the current year provision for moderately adverse conditions.  The determination of liabilities for Global Health Care medical costs payable requires the Company to make critical accounting estimates.  See Note 2(N) to the Consolidated Financial Statements in the Company’s 2015 Form 10-K for further information about the assumptions and estimates used to establish this liability.

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

GMDB

The Company estimates this liability with an internal model based on its experience and future expectations over an extended period, consistent with the long-term nature of this product.  Because the product is premium deficient, the Company records increases to the reserve if it is inadequate based on the model.  As a result of the reinsurance transaction, reserve increases have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB assets).

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2016	2015
Balance at January 1	$1,252	$1,270
Add: Unpaid claims	18	16
Less: Reinsurance and other amounts recoverable	1,164	1,186
Balance at January 1, net	106	100
Add: Incurred benefits	4	3
Less: Paid benefits	(2)	(3)
Ending balance, net	112	106
Less: Unpaid claims	21	18
Add: Reinsurance and other amounts recoverable	1,195	1,164
Ending balance	$1,286	$1,252

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve covers ongoing administrative expenses, as well as the minor claims exposure retained by the Company.

The table below presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2016	December 31, 2015
Account value	$10,662	$11,355
Net amount at risk	$2,745	$2,870
Number of contractholders	299,000	324,000

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Ceded premiums
Individual life insurance and annuity business sold	$40	$42	$81	$83
Other	73	104	168	193
Total	$113	$146	$249	$276
Reinsurance recoveries
Individual life insurance and annuity business sold	$66	$61	$134	$147
Other	105	127	201	200
Total	$171	$188	$335	$347

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	June 30, 2016	December 31, 2015	Collateral and Other Terms at June 30, 2016

GMDB	Berkshire	$1,149	$1,123	100% secured by assets in a trust.

	Other	46	41	99% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,625	3,705	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	962	995	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	306	315	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	538	553

Recoverables arising in the ordinary course of business from approximately 80 reinsurers, including the U.S. Government.  Excluding the recoverable from the U.S. Government of approximately $120 million, current balances range from less than $1 million up to $95 million, with 17% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	79	81	100% of this balance is secured by assets in trusts.

Total reinsurance recoverables		$6,705	$6,813

Over 90% of the Company’s reinsurance recoverables were from companies that were rated A or higher by Standard & Poor’s at June 30, 2016.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of June 30, 2016, the Company’s recoverables were net of a reserve of approximately $4 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2016 and December 31, 2015 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$183	$568	$-	$751
State and local government	-	1,576	-	1,576
Foreign government	-	2,264	6	2,270
Corporate	-	14,961	451	15,412
Mortgage-backed	-	38	-	38
Other asset-backed	-	275	216	491
Total fixed maturities (1)	183	19,682	673	20,538
Equity securities	2	109	70	181
Subtotal	185	19,791	743	20,719
Short-term investments	-	469	-	469
GMIB assets (2)	-	-	975	975
Other derivative assets (3)	-	11	-	11
Total financial assets at fair value, excluding separate accounts	$185	$20,271	$1,718	$22,174
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$947	$947
Other derivative liabilities	-	2	-	2
Total financial liabilities at fair value	$-	$2	$947	$949
December 31, 2015
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$251	$528	$-	$779
State and local government	-	1,641	-	1,641
Foreign government	-	2,010	4	2,014
Corporate	-	14,122	326	14,448
Mortgage-backed	-	48	1	49
Other asset-backed	-	198	326	524
Total fixed maturities (1)	251	18,547	657	19,455
Equity securities	32	89	69	190
Subtotal	283	18,636	726	19,645
Short-term investments	-	381	-	381
GMIB assets (2)	-	-	907	907
Other derivative assets (3)	-	16	-	16
Total financial assets at fair value, excluding separate accounts	$283	$19,033	$1,633	$20,949
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$885	$885
Total financial liabilities at fair value	$-	$-	$885	$885

(1)

Fixed maturities included $734 million as of June 30, 2016 and $483 million as of December 31, 2015 of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $28 million as of June 30, 2016 and $30 million as of December 31, 2015 of appreciation for securities classified in Level 3.  See Note 8 for additional information.

(2)	The GMIB assets represent retrocessional contracts in place from three external reinsurers that cover the exposures on these contracts.
(3)

Other derivative assets included $10 million as of June 30, 2016 and $15 million as of December 31, 2015 of interest rate and foreign currency swaps qualifying as cash flow hedges and $1 million as of June 30, 2016 and December 31, 2015 of interest rate and foreign currency swaps qualifying as fair value hedges.  See Note 9 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of June 30, 2016 or December 31, 2015.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of June 30, 2016 and December 31, 2015.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of June 30, 2016
Fixed maturities:
Other asset and mortgage-backed securities	$216	Liquidity	60 - 470 (220) bps
		Weighting of credit spreads	190 - 750 (280) bps
Corporate and government fixed maturities	425	Liquidity	70 - 1,220 (370) bps
Total fixed maturities	641
Equity securities	70	Price-to-earnings multiples	4.2 - 11.6 (8.2)
Subtotal	711
Securities not priced by the Company(1)	32
Total Level 3 securities	$743
As of December 31, 2015
Fixed maturities:
Other asset and mortgage-backed securities	$327	Liquidity	60 - 440 (200) bps
		Weighting of credit spreads	170 - 630 (220) bps
Corporate and government fixed maturities	285	Liquidity	70 - 930 (280) bps
Total fixed maturities	612
Equity securities	69	Price-to-earnings multiples	4.2 - 11.6 (8.3)
Subtotal	681
Securities not priced by the Company(1)	45
Total Level 3 securities	$726

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

GMIB contracts.  As discussed in Note 6, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of a subsidiary of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of June 30, 2016, there were three reinsurers for GMIB, with collateral securing 67% of the balance.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2016 and 2015.  Separate account asset changes are reported separately under the heading “separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Changes in Level 3 financial assets and financial liabilities
For the Three Months Ended June 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2016	$792	$957	$(941)	$16
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	32	(32)	-
Other	9	-	12	12
Total gains (losses) included in shareholders’ net income	9	32	(20)	12
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	24	-	-	-
Purchases, sales and settlements:
Purchases	23	-	-	-
Sales	(125)	-	-	-
Settlements	(5)	(14)	14	-
Total purchases, sales and settlements	(107)	(14)	14	-
Transfers into/(out of) Level 3:
Transfers into Level 3	63	-	-	-
Transfers out of Level 3	(37)	-	-	-
Total transfers into/(out of) Level 3	26	-	-	-
Balance at June 30, 2016	$743	$975	$(947)	$28
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$32	$(20)	$12

For the Three Months Ended June 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2015	$818	$970	$(948)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(94)	94	-
Other	15	1	3	4
Total gains (losses) included in shareholders’ net income	15	(93)	97	4
Losses included in other comprehensive income	(19)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(4)	-	-	-
Purchases, sales and settlements:
Purchases	100	-	-	-
Sales	(210)	-	-	-
Settlements	(4)	(10)	10	-
Total purchases, sales and settlements	(114)	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	(30)	-	-	-
Total transfers into/(out of) Level 3	(30)	-	-	-
Balance at June 30, 2015	$666	$867	$(841)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(93)	$97	$4

(1) Amounts do not accrue to shareholders.

	Changes in Level 3 financial assets and financial liabilities
For the Six Months Ended June 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	93	(93)	-
Other	(16)	(1)	7	6
Total gains (losses) included in shareholders’ net income	(16)	92	(86)	6
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	35	-	-	-
Purchases, sales and settlements:
Purchases	47	-	-	-
Sales	(125)	-	-	-
Settlements	(16)	(24)	24	-
Total purchases, sales and settlements	(94)	(24)	24	-
Transfers into/(out of) Level 3:
Transfers into Level 3	191	-	-	-
Transfers out of Level 3	(98)	-	-	-
Total transfers into/(out of) Level 3	93	-	-	-
Balance at June 30, 2016	$743	$975	$(947)	$28
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(23)	$92	$(86)	$6

For the Six Months Ended June 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(67)	67	-
Other	28	-	2	2
Total gains (losses) included in shareholders’ net income	28	(67)	69	2
Losses included in other comprehensive income	(17)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	2	-	-	-
Purchases, sales and settlements:
Purchases	111	-	-	-
Sales	(228)	-	-	-
Settlements	(7)	(19)	19	-
Total purchases, sales and settlements	(124)	(19)	19	-
Transfers into/(out of) Level 3:
Transfers into Level 3	1	-	-	-
Transfers out of Level 3	(81)	-	-	-
Total transfers into/(out of) Level 3	(80)	-	-	-
Balance at June 30, 2015	$666	$867	$(841)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(67)	$69	$2

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended June 30, 2016, transfers between Level 2 and Level 3 primarily reflect changes in the credit risk estimates for certain private placement issuers in the energy and consumer sectors.  For the six months ended June 30, 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals, mining, energy and consumer sectors.  For the three months and six months ended June 30, 2015, transfers out of Level 3 primarily reflect a change in the significance of the unobservable inputs related to liquidity and credit estimates used to value several private corporate bonds.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  Beginning in 2016, investments that are measured using the practical expedient of NAV (see Note 2 for additional information) are excluded from the fair value hierarchy.  Prior periods have been reclassified to conform to the current presentation.  As of June 30, 2016 and December 31, 2015, separate account assets were as follows:

June 30, 2016 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$242	$264	$-	$506
Non-guaranteed separate accounts (1)	1,382	4,815	333	6,530
Subtotal	$1,624	$5,079	$333	7,036
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				934
Total separate account assets				$7,970

December 31, 2015
Guaranteed separate accounts (See Note 16)	$235	$274	$-	$509
Non-guaranteed separate accounts (1)	1,401	4,698	297	6,396
Subtotal	$1,636	$4,972	$297	6,905
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				928
Total separate account assets				$7,833

(1) Non-guaranteed separate accounts included $3.7 billion as of June 30, 2016 and $3.6 billion as of December 31, 2015 in assets supporting the Company’s pension plans, with $0.3 billion classified in Level 3 and $0.9 billion priced at NAV as a practical expedient for both periods.

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

Separate account assets classified in Level 3 include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Balance, beginning of period	$317	$259	$297	$255
Policyholder gains (losses)	2	(3)	1	(2)
Purchases, sales and settlements:
Purchases	1	19	5	29
Sales	-	-	(1)	-
Settlements	-	(2)	(2)	(5)
Total purchases, sales and settlements	1	17	2	24
Transfers into/(out of) Level 3:
Transfers into Level 3	16	-	39	-
Transfers out of Level 3	(3)	-	(6)	(4)
Total transfers into/(out of) Level 3	13	-	33	(4)
Balance, end of period	$333	$273	$333	$273

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments.  The table below provides additional information on these investments.

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	June 30, 2016	December 31, 2015	Commitments	(if currently eligible)*	Period*
Security Partnerships	$434	$406	$299	Not applicable	Not applicable
Real Estate Funds	274	261	-	Quarterly	45-90 days
Hedge Funds	226	261	-	Up to Annually, varying by fund	30-90 days
Total	$934	$928	$299

* The attributes noted are effective as of June 30, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired.  Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $2 million, after tax for the six months ended June 30, 2016 and $7 million, after tax for the six months ended June 30, 2015.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2016 and December 31, 2015.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	June 30, 2016		December 31, 2015
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,876	$1,814	$1,911	$1,864
Contractholder deposit funds, excluding universal life products	Level 3	$1,215	$1,206	$1,151	$1,148
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,740	$5,046	$5,515	$5,020

The fair values for all financial instruments presented in the table above have been estimated using market information when available.  The following valuation methodologies and inputs are used by the Company to determine fair value.

Commercial mortgage loans.  The Company estimates the fair value of commercial mortgage loans generally by discounting the contractual cash flows using estimated market interest rates that reflect the Company’s assessment of the credit quality of the loans. Market interest rates are derived by calculating the appropriate spread over comparable U.S. Treasury rates, based on the property type, quality rating and average life of the loan.  The quality ratings reflect the relative risk of the loan, considering debt service coverage, the loan-to-value ratio and other factors.  Fair values of impaired mortgage loans are based on the estimated fair value of the underlying collateral generally determined using an internal discounted cash flow model.  The fair value measurements were classified in Level 3 because the cash flow models incorporate significant unobservable inputs.

Contractholder deposit funds, excluding universal life products.  Generally, these funds do not have stated maturities. Approximately 70% of these balances can be withdrawn by the customer at any time without prior notice or penalty.  The fair value for these contracts is the amount estimated to be payable to the customer as of the reporting date, which is generally the carrying value.  Most of the remaining contractholder deposit funds are reinsured by the buyers of the individual life and annuity and retirement benefits businesses.  The fair value for these contracts is determined using the fair value of these buyers’ assets supporting these reinsured contracts.  The Company had reinsurance recoverables equal to the carrying value of these reinsured contracts.  These instruments were classified in Level 3 because certain inputs are unobservable (supported by little or no market activity) and significant to their resulting fair value measurement.

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

Fair values of off-balance-sheet financial instruments were not material as of June 30, 2016 and December 31, 2015.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Fixed maturities	$6	$12	$(12)	$19
Equity securities	11	1	1	14
Commercial mortgage loans	4	(3)	4	2
Other investments, including derivatives	46	11	42	59
Realized investment gains before income taxes	67	21	35	94
Less income taxes	23	8	12	33
Net realized investment gains	$44	$13	$23	$61

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Other-than-temporary impairments on debt securities:
Credit-related	$(1)	$(1)	$(19)	$(1)
Non credit-related (1)	(2)	(9)	(11)	(14)
Total other-than-temporary impairments on debt securities	(3)	(10)	(30)	(15)
Other asset write-downs (2)	(4)	(5)	(13)	(11)
Total	$(7)	$(15)	$(43)	$(26)

(1) These write-downs pertain to other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads), particularly within the energy sector, for certain below investment grade fixed maturities with an increased probability of sales activity prior to recovery of their amortized cost basis.

(2) Other asset write-downs include other-than-temporary declines in fair values of equity securities, increases in valuation reserves on commercial mortgage loans and asset write-downs related to real estate investments and security partnerships.

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Proceeds from sales	$351	$784	$712	$1,177
Gross gains on sales	$22	$24	$34	$51
Gross losses on sales	$1	$2	$6	$4

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2016:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,473	$1,480
Due after one year through five years	6,449	6,813
Due after five years through ten years	6,996	7,477
Due after ten years	3,331	4,239
Mortgage and other asset-backed securities	496	529
Total	$18,745	$20,538

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	June 30, 2016
Federal government and agency	$448	$303	$-	$751
State and local government	1,411	165	-	1,576
Foreign government	2,062	209	(1)	2,270
Corporate	14,328	1,145	(61)	15,412
Mortgage-backed	37	1	-	38
Other asset-backed	459	37	(5)	491
Total	$18,745	$1,860	$(67)	$20,538

(In millions)	December 31, 2015
Federal government and agency	$528	$251	$-	$779
State and local government	1,496	147	(2)	1,641
Foreign government	1,870	147	(3)	2,014
Corporate	14,022	632	(206)	14,448
Mortgage-backed	48	2	(1)	49
Other asset-backed	492	39	(7)	524
Total	$18,456	$1,218	$(219)	$19,455

The above table includes investments with a fair value of $2.9 billion at June 30, 2016 and $2.7 billion at December 31, 2015 supporting liabilities of the Company’s run-off settlement annuity business.  These investments had gross unrealized appreciation of $738 million and gross unrealized depreciation of $4 million at June 30, 2016, compared with gross unrealized appreciation of $521 million and gross unrealized depreciation of $38 million at December 31, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.

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

•          changes in the regulatory, economic or general market environment of the issuer’s industry or geographic region; and

•          the Company’s intent to sell or the likelihood of a required sale prior to expected recovery.

The table below summarizes fixed maturities in an unrealized loss position at June 30, 2016 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	June 30, 2016
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$471	$479	$(8)	107
Below investment grade	$274	$281	$(7)	148
More than one year:
Investment grade	$382	$406	$(24)	56
Below investment grade	$283	$311	$(28)	39

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at June 30, 2016.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of June 30, 2016, fair values of these securities were $36 million and amortized cost was $51 million.  As of December 31, 2015, fair values of these securities were $52 million and amortized cost was $66 million.

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

Quality ratings are based on our evaluation of a number of key inputs related to the loan including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics.  However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios.  The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on the debt, with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments.  The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Debt Service Coverage Ratio
(In millions)	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
Below 50%	$482	$16	$-	$-	$-	$498
50% to 59%	502	24	19	38	-	583
60% to 69%	542	14	-	-	-	556
70% to 79%	-	-	30	-	35	65
80% to 89%	-	-	-	40	-	40
90% to 100%	-	-	-	-	72	72
Total	$1,526	$54	$49	$78	$107	$1,814

	December 31, 2015
	Debt Service Coverage Ratio
(In millions)	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
Below 50%	$261	$2	$-	$67	$-	$330
50% to 59%	683	-	-	24	-	707
60% to 69%	590	14	-	19	-	623
70% to 79%	-	-	-	30	36	66
80% to 89%	40	-	-	-	-	40
90% to 100%	-	-	-	-	98	98
Total	$1,574	$16	$-	$140	$134	$1,864

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2016 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans.  The results of the 2016 review showed slight improvement from the prior review in each of the key metrics and confirmed the overall strength of the portfolio.  Based on property values and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio improved to 57% at June 30, 2016 compared with 58% at December 31, 2015 and the portfolio’s average debt service coverage ratio improved to 1.88  at June 30, 2016 compared with 1.78 at December 31, 2015.  These improvements are primarily attributable to improvements in property operations and the relative stability of these metrics is primarily due to low portfolio turnover.

The Company will reevaluate a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.

Potential problem mortgage loans are considered current (no payment is more than 59 days past due), but they exhibit certain characteristics that increase the likelihood of future default.  The characteristics management considers include, but are not limited to, the deterioration of debt service coverage below 1.0, estimated loan-to-value ratios increasing to 100% or more, downgrade in quality rating and requests from the borrower for restructuring.  In addition, loans are considered potential problems if principal or interest payments are past due by more than 30 but less than 60 days.  Problem mortgage loans are either in default by 60 days or more or have been restructured as to terms that could include concessions on interest rate, principal payment or maturity date.  The Company monitors each problem and potential problem mortgage loan on an ongoing basis, and updates the loan categorization and quality rating when warranted.

Problem and potential problem mortgage loans, net of valuation reserves, totaled $112 million at June 30, 2016 and $139 million at December 31, 2015.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2016			December 31, 2015
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$83	$(11)	$72	$113	$(15)	$98
Impaired commercial mortgage loans without valuation reserves	-	-	-	-	-	-
Total	$83	$(11)	$72	$113	$(15)	$98

The average recorded investment in impaired loans was $102 million during the six months ended June 30, 2016 and $135 million during the six months ended June 30, 2015.  Because of the risk profile of the underlying investment, the Company recognizes interest income on impaired mortgage loans only when payment is actually received.

Changes in valuation reserves for commercial mortgage loans were not material for the six months ended June 30, 2016 and 2015.

Short-term investments and cash equivalents

Short-term investments and cash equivalents include corporate securities of $1.7 billion, federal government securities of $181 million and money market funds of $32 million as of June 30, 2016.  The Company’s short-term investments and cash equivalents as of December 31, 2015 included corporate securities of $925 million, federal government securities of $220 million and money market funds of $55 million.

Note 9 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives.  For further information on the Company’s accounting policy for derivative financial instruments, see Note 2(C) to the Consolidated Financial Statements contained in the Company’s 2015 Form 10-K.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of June 30, 2016, the Company had $15 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of June 30, 2016 or December 31, 2015.

Investment Cash Flow and Fair Value Hedges

Using cash flow hedge accounting, the Company entered into interest rate, foreign currency, and combination (interest rate and foreign currency) swap contracts to hedge the interest and foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.  Fair values are reported in other long-term investments or accounts payable, accrued expenses and other liabilities.  Changes in fair value are reported in accumulated other comprehensive income and amortized into net investment income or reported in other realized investment gains and losses as interest or principal payments are received.

During the second quarter of 2016, the Company entered into foreign currency swap contracts to hedge the foreign exchange related changes in fair value of its fixed maturity bonds to match associated insurance liabilities.  Using fair value hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses and other liabilities.  Changes in fair value of the swap, as well as changes in fair value of the hedged bond attributable to the hedged risk are reported in other realized investment gains and losses.

Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Canadian dollars and Japanese yen and have terms for periods of up to seven years.  Net interest cash flows are reported in operating activities.

The notional values of these cash flow swaps were $82 million as of June 30, 2016 and $131 million as of December 31, 2015.  The notional value of the fair value swap entered into during the second quarter of 2016 was $23 million as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, and for the three months and six months ended June 30, 2016 and 2015, the effects of these derivative instruments on the Consolidated Financial Statements were not material.  No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Fair Value Hedge of Long-Term Corporate Debt

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

The notional values of these derivative instruments were $750 million as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, the effects of these derivative instruments on the Consolidated Financial Statements were not material.

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

The Company owns interests in security and real estate limited partnerships that are now defined as variable interest entities under ASU 2015-02 (see Note 2).  These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $1.9 billion across approximately 90 limited partnerships includes $1.0 billion reported in other long-term investments and commitments to contribute an additional $0.9 billion as of June 30, 2016.  The Company’s non-controlling interest in these limited partnerships is generally less than 10%.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.5 billion as of June 30, 2016, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

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

For the six months ended June 30, 2016, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $28 million pre-tax in the aggregate ($19 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily a result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$1	$-	$1	$1	$-	$-	$-	$-
Interest cost	49	49	99	97	2	2	5	5
Expected long-term return on plan assets	(62)	(67)	(124)	(133)	-	-	-	-
Amortization of:
Net loss from past experience	16	18	33	35	-	-	-	-
Prior service cost	-	-	-	-	-	-	(1)	(1)
Net cost	$4	$-	$9	$-	$2	$2	$4	$4

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  The Company did not make any pension contributions during the six months ended June 30, 2016, and does not expect to make any pension contributions for the remainder of 2016.

Note 12 — Debt

Short-term and long-term debt were as follows:

	June 30,	December 31,
(In millions)	2016	2015
Short-term:
Commercial paper	$-	$100
Current maturities of long-term debt	250	-
Other, including capital leases	50	49
Total short-term debt	$300	$149
Long-term:
$250 million, 5.375% Notes due 2017	$-	$249
$131 million, 6.35% Notes due 2018	131	131
$250 million, 4.375% Notes due 2020 (1)	262	254
$300 million, 5.125% Notes due 2020 (1)	309	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	314	304
$750 million, 4% Notes due 2022	743	743
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	893	892
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	295
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	24	32
Total long-term debt	$4,789	$5,020

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

In addition to the $5.1 billion of debt outstanding as of June 30, 2016, the Company had $8.9 billion of borrowing capacity within the maximum debt coverage covenant in the credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of June 30, 2016 totaled $14 million.

The Company was in compliance with its debt covenants as of June 30, 2016.

In April 2015, the Company redeemed two of its outstanding notes early.  The Company paid a total of $955 million including accrued interest and expenses that resulted in a total pre-tax loss on early debt extinguishment of $100 million ($65 million after-tax).  See Note 15 of the Company’s 2015 Form 10-K for further details.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30,
2016
Net unrealized appreciation, securities, April 1,	$867	$(276)	$591
Unrealized appreciation on securities arising during the period	285	(97)	188
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(17)	6	(11)
Net unrealized appreciation, securities arising during the period	268	(91)	177
Net unrealized appreciation, securities, June 30,	$1,135	$(367)	$768
Net unrealized appreciation, derivatives, April 1,	$6	$(2)	$4
Unrealized (depreciation) on derivatives arising during the period	(1)	-	(1)
Net unrealized appreciation, derivatives, June 30,	$5	$(2)	$3
Net translation of foreign currencies, April 1,	$(212)	$19	$(193)
Net translation of foreign currencies arising during the period	(39)	(1)	(40)
Net translation of foreign currencies, June 30,	$(251)	$18	$(233)
Postretirement benefits liability adjustment, April 1,	$(2,139)	$749	$(1,390)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(6)	10
Net change due to valuation update	(4)	2	(2)
Net postretirement benefits liability adjustment arising during the period	12	(4)	8
Postretirement benefits liability adjustment, June 30,	$(2,127)	$745	$(1,382)

2015
Net unrealized appreciation, securities, April 1,	$1,083	$(375)	$708
Unrealized (depreciation) on securities arising during the period	(337)	112	(225)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(13)	4	(9)
Net unrealized (depreciation), securities arising during the period	(350)	116	(234)
Net unrealized appreciation, securities, June 30,	$733	$(259)	$474
Net unrealized (depreciation), derivatives, April 1,	$(2)	$1	$(1)
Unrealized (depreciation) on derivatives arising during the period	(3)	-	(3)
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation on derivatives arising during the period	9	(4)	5
Net unrealized appreciation, derivatives, June 30,	$7	$(3)	$4
Net translation of foreign currencies, April 1,	$(180)	$14	$(166)
Net translation of foreign currencies arising during the period	15	3	18
Net translation of foreign currencies, June 30,	$(165)	$17	$(148)
Postretirement benefits liability adjustment, April 1,	$(2,270)	$795	$(1,475)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	18	(7)	11
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	30	(10)	20
Postretirement benefits liability adjustment, June 30,	$(2,240)	$785	$(1,455)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30,
2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	512	(169)	343
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	11	(4)	7
Net unrealized appreciation, securities arising during the period	523	(173)	350
Net unrealized appreciation, securities, June 30,	$1,135	$(367)	$768
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation), derivatives arising during the period	(5)	1	(4)
Net unrealized appreciation, derivatives, June 30,	$5	$(2)	$3
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	44	(3)	41
Net translation of foreign currencies, June 30,	$(251)	$18	$(233)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	32	(11)	21
Net change due to valuation update	(4)	2	(2)
Net postretirement benefits liability adjustment arising during the period	28	(9)	19
Postretirement benefits liability adjustment, June 30,	$(2,127)	$745	$(1,382)

2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Unrealized (depreciation) on securities arising during the period	(189)	64	(125)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(33)	12	(21)
Net unrealized (depreciation), securities arising during the period	(222)	76	(146)
Net unrealized appreciation, securities, June 30,	$733	$(259)	$474
Net unrealized (depreciation), derivatives, January 1,	$(12)	$4	$(8)
Unrealized appreciation, derivatives arising during the period	7	(3)	4
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation, derivatives arising during the period	19	(7)	12
Net unrealized appreciation, derivatives, June 30,	$7	$(3)	$4
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(94)	8	(86)
Net translation of foreign currencies, June 30,	$(165)	$17	$(148)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	34	(12)	22
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	46	(15)	31
Postretirement benefits liability adjustment, June 30,	$(2,240)	$785	$(1,455)

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 37.7% for the six months ended June 30, 2016 and 2015 reflect the health insurance industry tax that is not deductible for federal income tax purposes.  The effective tax rate for 2016 also reflects tax benefits associated with adopting ASU 2016-09 effective January 1, 2016 as described in Note 2, partially offset by the impact of certain costs related to the pending Anthem transaction that are not tax deductible.

As part of its global capital management strategy, the Company’s foreign operations retain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  The Company has accumulated undistributed foreign earnings of $2.5 billion as of June 30, 2016.  If the Company intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included an additional $350 million of deferred tax liabilities as of June 30, 2016.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the six months ended June 30, 2016.

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

•      The Government operating segment offers Medicare Advantage and Medicare Part D plans to seniors.  This segment also offers Medicaid plans in selected markets.

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

In the Company’s segment disclosures, we present “operating revenues,” defined as total revenues excluding realized investment results.  The Company excludes realized investment results from this measure because its portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As a result, gains or losses created in this process may not be indicative of the past or future underlying performance of the business.

The Company uses “adjusted income (loss) from operations” as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

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

For the three months and six months ended June 30, 2016, the Company reported special item charges consisting of $34 million and $74 million of pre-tax costs ($26 million and $62 million after-tax) related to the proposed merger with Anthem.  Management excludes these costs from adjusted income from operations because the size and nature of the Anthem merger is not comparable with the Company’s previous acquisition activity.  See Note 3 to the Consolidated Financial Statements for additional details.

For the three months and six months ended June 30, 2015, the Company reported special item charges consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt described in more detail in Note 15 of the Company’s 2015 Form 10-K.

In connection with adopting ASU 2016-09 effective January 1, 2016, the Company recognized $23 million for the six months ended June 30, 2016 for certain income tax effects of stock-based compensation in adjusted income from operations for Corporate.  See Note 2 to the Consolidated Financial Statements for further discussion.

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended June 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,759	$808	$1,010	$28	$(6)	$9,599
Net investment income	81	27	88	93	5	294
Operating revenues	$7,840	$835	$1,098	$121	$(1)	$9,893
Total revenues	$7,868	$835	$1,122	$136	$(1)	$9,960
Shareholders’ net income (loss)	$487	$78	$3	$30	$(88)	$510
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(19)	-	(15)	(10)	-	(44)
Amortization of other acquired intangible assets, net	18	5	-	-	-	23
Special Item:
Merger-related transaction costs	-	-	-	-	26	26
Adjusted income (loss) from operations	$486	$83	$(12)	$20	$(62)	$515

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended June 30, 2015
Premiums, fees and other revenues and mail order pharmacy revenues	$7,416	$756	$978	$30	$(6)	$9,174
Net investment income	91	26	85	94	1	297
Operating revenues	$7,507	$782	$1,063	$124	$(5)	$9,471
Total revenues	$7,515	$780	$1,071	$131	$(5)	$9,492
Shareholders’ net income (loss)	$512	$70	$111	$25	$(130)	$588
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(4)	3	(5)	(7)	-	(13)
Amortization of other acquired intangible assets, net	20	4	-	-	-	24
Special Item:
Debt extinguishment costs	-	-	-	-	65	65
Adjusted income (loss) from operations	$528	$77	$106	$18	$(65)	$664

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Six Months Ended June 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$15,571	$1,588	$2,039	$55	$(10)	$19,243
Net investment income	153	53	168	183	9	566
Operating revenues	$15,724	$1,641	$2,207	$238	$(1)	$19,809
Total revenues	$15,735	$1,639	$2,228	$243	$(1)	$19,844
Shareholders’ net income (loss)	$1,001	$137	$16	$44	$(169)	$1,029
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(7)	1	(13)	(4)	-	(23)
Amortization of other acquired intangible assets, net	36	12	-	-	-	48
Special Item:
Merger-related transaction costs	-	-	-	-	62	62
Adjusted income (loss) from operations	$1,030	$150	$3	$40	$(107)	$1,116

Six Months Ended June 30, 2015
Premiums, fees and other revenues and mail order pharmacy revenues	$14,787	$1,499	$1,954	$62	$(10)	$18,292
Net investment income	166	52	168	186	1	573
Operating revenues	$14,953	$1,551	$2,122	$248	$(9)	$18,865
Total revenues	$15,010	$1,552	$2,152	$254	$(9)	$18,959
Shareholders’ net income (loss)	$965	$137	$176	$44	$(201)	$1,121
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(36)	-	(19)	(6)	-	(61)
Amortization of other acquired intangible assets, net	43	9	-	-	-	52
Special Item:
Debt extinguishment costs	-	-	-	-	65	65
Adjusted income (loss) from operations	$972	$146	$157	$38	$(136)	$1,177

The Company had receivables, net of allowances, from CMS of $1.8 billion as of June 30, 2016 and $1.5 billion as of December 31, 2015.  These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 21% of consolidated revenues for the six months ended June 30, 2016 and 22% for the six months ended June 30, 2015.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2016, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $492 million as of June 30, 2016 and approximately 14% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of June 30, 2016.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

Under these guarantees, the future payment amounts are dependent on annuitants’ underlying mutual fund investment values and interest rate levels prior to and at the date of annuitization election that must occur within 30 days of a policy anniversary after the appropriate waiting period.  Therefore, the future payments are not fixed and determinable under the terms of these contracts. Accordingly, the Company calculated an exposure, without considering any reinsurance coverage, using the following hypothetical assumptions:

•                  no annuitants surrendered their accounts;

•                  all annuitants lived to elect their benefit;

•                  all annuitants elected to receive their benefit on the next available date (2016 through 2022); and

•                  all underlying mutual fund investment values remained at the June 30, 2016 value of $879 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, this GMIB exposure is $804 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 6, 7 and 9 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $184 million as of June 30, 2016, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2017 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of June 30, 2016.

As of June 30, 2016, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of its leases.  Guarantees of $16 million expire in the fourth quarter of 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $16 million as of June 30, 2016.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of June 30, 2016 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2016.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the six months ended June 30, 2016 and 2015, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

The Company is aware of an insurer that is in rehabilitation.  In 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating the insurer.  The regulator has appealed the court’s decision.  The state court has been holding settlement conferences to attempt to resolve outstanding issues with the rehabilitation plan.  If the actions taken in the rehabilitation plan fail to improve this insurer’s financial condition, or if the state court’s ruling is overturned on appeal, this insurer may be forced into insolvency.  In that event, the Company would be required to pay guaranty fund assessments related to this insurer.  Due to the uncertainties surrounding this matter, the Company’s share of any potential guaranty fund assessment related to this insurer is uncertain, but could be material to results of operations.  The Company continues to monitor this situation.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of June 30, 2016 of approximately $190 million ($125 million after-tax) for the matters discussed below under the heading “Litigation Matters”.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  The parties continue to work towards obtaining agreement around differences in interpretation.  The timing of the resolution of these differences remains uncertain.  Once resolved, the Plan will be amended to comply with the agreed-upon interpretation of the District Court’s order and the benefits will begin to be paid.  The Company’s reserve for this litigation remains reasonable at June 30, 2016 based on a calculation consistent with the Company’s interpretation of the court order.

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

CMS imposed sanctions based on its finding of deficiencies with the Company’s operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration, and compliance program.  The Company is working to resolve these matters as quickly as possible and is cooperating fully with CMS on its review.  For the six months ended June 30, 2016 costs related to our CMS audit response were approximately $30 million after-tax.  We do not anticipate that the impact of disenrollment will be material to consolidated revenues and earnings in 2016.  However, if we are not able to address matters arising from the Notice in a timely and satisfactory manner, or if there are changes in eligibility for government payments for our programs that are not resolved in a timely and satisfactory manner, the impact to our 2017 Medicare customer base and consolidated revenues, results of operations and cash flows could be material.

Disability claims regulatory matter.  During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices.  The agreement requires primarily: (1) enhanced procedures related to documentation and disposition and (2) a two-year monitoring period followed by a re-examination that began in the second quarter of 2016.  Management believes the Company has addressed the requirements of the agreement.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties or requests to change its business practices that could negatively impact future earnings for this business.

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

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2016 compared with December 31, 2015 and our results of operations for the three months and six months ended June 30, 2016 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

We define operating revenues as total revenues excluding realized investment results.  We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As a result, gains or losses created in this process may not be indicative of the past or future underlying performance of the business.

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

•                  Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  We reported special item charges of $34 million pre-tax ($26 million  after-tax) for the three months and $74 million pre-tax ($62 million after-tax)  for the six months ended June 30, 2016 related to the proposed merger with Anthem.  Management excludes these costs from adjusted income from operations because the size and nature of the Anthem merger is not comparable with our previous acquisition activity.  See Note 3 to the Consolidated Financial Statements for additional details.  For the three months and six months ended June 30, 2015, we reported special item charges consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt described in more detail in Note 15 of our 2015 Form 10-K.

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

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes, including those in our disability business; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits including the CMS review and sanctions, investigations, actions and guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including a failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A of our 2015 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC.

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

On July 21, 2016, the U.S. Department of Justice (“DOJ”) announced that it is challenging the proposed merger.  Given the nature of the concerns raised by the DOJ and the states who joined, Cigna stepped back and evaluated its options under the merger agreement. As part of this evaluation, the Company sought to understand the various and significant concerns that were raised.  Management will continue to fulfill its contractual obligations and to defend itself relative to the DOJ.  In light of the DOJ’s decision, Cigna does not believe the transaction will close in 2016 and the earliest it could close is 2017, if at all.

At special shareholders’ meetings in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement.

Upon closing, our shareholders would receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  The closing price of Anthem common stock on July 28, 2016 was $132.90.  Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.

See Note 3 to the Consolidated Financial Statements for additional details.  In addition, see Item 1A. – Risk Factors in our 2015 Form 10-K for risks to our business due to the proposed merger.

For further information on our business and strategy, please see Item 1, “Business” in our 2015 Form 10-K.

Executive Overview

This section includes a discussion of our consolidated financial results for the three months and six months ended June 30, 2016 compared with the same periods in 2015 as well as key trends and transactions impacting our business.  See Note 15 to the Consolidated Financial Statements for a description of our reporting segments.

Financial Summary

Summarized below are certain key measures of our performance for the three months and six months ended June 30, 2016:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions, except per share amounts)	2016	2015	% Change	2016	2015	% Change
Operating revenues (1)
Global Health Care	$7,840	$7,507	4%	$15,724	$14,953	5%
Global Supplemental Benefits	835	782	7	1,641	1,551	6
Group Disability and Life	1,098	1,063	3	2,207	2,122	4
Other Operations	121	124	(2)	238	248	(4)
Corporate	(1)	(5)	80	(1)	(9)	89
Consolidated operating revenues	$9,893	$9,471	4%	$19,809	$18,865	5%
Total revenues	$9,960	$9,492	5%	$19,844	$18,959	5%
Adjusted income from operations (1)
Global Health Care	$486	$528	(8)%	$1,030	$972	6%
Global Supplemental Benefits	83	77	8	150	146	3
Group Disability and Life	(12)	106	(111)	3	157	(98)
Other Operations	20	18	11	40	38	5
Corporate	(62)	(65)	5	(107)	(136)	21
Total adjusted income from operations	$515	$664	(22)%	$1,116	$1,177	(5)%
Shareholders’ net income (1)	$510	$588	(13)%	$1,029	$1,121	(8)%
Earnings per share (diluted):
Adjusted income from operations (1)	$1.98	$2.55	(22)%	$4.30	$4.52	(5)%
Shareholders’ net income (1)	$1.97	$2.26	(13)%	$3.97	$4.30	(8)%

	As of June 30,
	2016	2015	% Change
Global medical customers (in thousands)	15,141	14,771	3%

(1) See Consolidated Results of Operations on page 48 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders’ net income.

Total revenues.  The increase in total revenues for the three months ended June 30, 2016 compared with the same period in 2015, reflected increased operating revenues discussed below and higher realized investment gains.  For the six months ended June 30, 2016, the increase in operating revenues discussed below was partially offset by lower realized investment gains.

Operating revenues increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015 in each of our ongoing reporting segments (Global Health Care, Global Supplemental Benefits and Group Disability and Life).  These increases are primarily attributable to growth in specialty businesses within our Global Health Care segment, customer growth in our targeted market segments and higher premium rates in our commercial health care businesses to recover medical cost trend.

Shareholders’ net income decreased for the three months ended June 30, 2016 compared with the same period in 2015 due to lower adjusted income from operations as discussed below, partially offset by increased realized investment gains.

For the six months ended June 30, 2016 compared with the same period in 2015, shareholders’ net income decreased due to lower adjusted income from operations and lower realized investment gains.

Adjusted income from operations decreased significantly for the three months ended June 30, 2016 compared with the same period in 2015.  These results were primarily attributable to the following factors:

•                  Significantly lower results in the Group Disability and Life segment due to the unfavorable impact of reserve reviews of $54 million after-tax ($17 million unfavorable life reserve review reported in 2016;  absence of the $37 million favorable disability reserve review reported in 2015) and poor claim experience in the group life  and disability businesses.

•                  Lower earnings in the Global Health Care segment, primarily due to an increased medical care ratio in the government and individual businesses as well as costs related to our CMS audit response.

For the six months ended June 30, 2016 compared with the same period in 2015, adjusted income from operations  decreased, primarily due to the significant earnings decline in our Group Disability and Life segment as discussed above.  Partially offsetting this decline were improved earnings in the Global Health Care and Global Supplemental Benefits segments.

Global medical customers.  Our medical customer base increased as of June 30, 2016 compared with June 30, 2015 due to growth in our middle market, select, international and government market segments.

Further discussion of detailed components of revenue and expenses can be found in the “Consolidated Results of Operations” section of this MD&A beginning on page 48.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 53.

Health Care Industry Developments

Our 2015 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform” or “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items as of June 30, 2016.

Item	Description
Medicare Advantage (“MA”)

CMS actions: In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (“the Notice”) to the Company. The Notice requires the Company to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the right of current enrollees to remain covered by the Company’s Medicare Advantage-Prescription Drug or Medicare Part D Plans. See Note 16 to the Consolidated Financial Statements for additional information.

For the six months ended June 30, 2016, costs related to our CMS audit response were approximately $30 million after-tax. We do not anticipate that the impact of disenrollment will be material to consolidated revenues and earnings in 2016. However, if we are not able to address matters arising from the Notice in a timely and satisfactory manner, or if there are changes in eligibility for government payments for our programs that are not resolved in a timely and satisfactory manner, the impact to our 2017 Medicare customer base and consolidated revenues, results of operations and cash flows could be material.

2017 MA Rates: Final MA reimbursement rates for 2017 were published by CMS in April 2016. We do not expect the new rates to have a material impact on our consolidated results of operations in 2017.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax: This non-deductible tax is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. We recognized approximately $155 million in operating expenses for each of the six months ended June 30, 2016 and 2015. The industry assessment is $11.3 billion in both 2015 and 2016, and our full-year fee for 2016 is expected to approximate $305 million compared with $310 million in 2015. Because this tax is not deductible for federal income tax purposes, it negatively impacts our effective tax rate. Of the full year 2016 tax, $165 million relates to our commercial business and $140 million to our Medicare business.

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

- Reinsurance Fee

Reinsurance Fee: This fee, applicable only for 2014-2016, is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D. Proceeds from the fee are being used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges. For our insured business, the amount of the fee is expected to approximate $45 million in 2016 compared with $70 million in 2015 and is tax deductible. The decrease in 2016 reflects a decline in the per-customer levy from $44 in 2015 to $27 in 2016. We recorded $23 million for the reinsurance fee for the six months ended June 30, 2016 compared with $35 million for the six months ended June 30, 2015. We incorporate these fees into target pricing actions.

Item	Description
Public Health Exchanges	Public Health Exchanges: For 2016, we are offering individual coverage on seven public health insurance exchanges (Arizona, Colorado, Georgia, Maryland, Missouri, Tennessee and Texas).

Risk Mitigation Programs

See Note 2(R) to the Consolidated Financial Statements in our Form 2015 10-K for a description of and our accounting policy for these programs that commenced in 2014.

The following table presents the after-tax impact to shareholders’ net income of these programs for the three months and six months ended June 30, 2016 and 2015 and our net receivable balances as of June 30, 2016 and December 31, 2015.

	After-tax Impact on Shareholders’ Net Income (1)
	Three Months Ended		Six Months Ended		Net Receivable Balance (2)
	June 30,		June 30,		June 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015
Reinsurance	$14	$55	$16	$71	$120	$158
Risk Adjustment	25	63	22	63	144	118
Risk Corridor	(11)	(8)	(15)	7	110	134
Total	$28	$110	$23	$141	$374	$410

(1) For the 2016 coverage year, we have accrued reinsurance recoveries at the 50% coinsurance rate prescribed by Health Care Reform.

(2) For the reinsurance program, receivables are reported in reinsurance recoverables.  Receivables, net of allowances, for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable.  Payables for the risk adjustment and risk corridor programs are netted in the receivable balance presented above, and are reported in accounts payable, accrued expenses and other liabilities.

In the table above, the $28 million after-tax impact recorded in second quarter 2016 includes $25 million related to the 2016 coverage year, and a $3 million update related to the 2015 coverage year.  The $110 million after-tax impact recorded in second quarter 2015 included $90 million related to the 2015 coverage year and a $20 million update related to the 2014 coverage year.

The updates in both years were based on CMS data received in the second quarter. These updates increased receivables for reinsurance and risk adjustment, which then resulted in decreases to risk corridor receivables.  The reductions to risk corridor receivables in both years drove the unfavorable second quarter impacts of $11 million and $8 million shown in the table above.

CMS has paid substantially all amounts due under the 2014 reinsurance and risk adjustment programs. In addition, CMS has paid approximately 13% of insurers’ 2014 coverage year risk corridor receivables.  CMS has acknowledged its legal obligation to pay insurers under the risk corridor program as required by Health Care Reform.  If CMS’ risk corridor program collections, including carryovers from prior years, are insufficient to satisfy its payment obligations, CMS has stated that it will explore other funding sources subject to the availability of appropriations that may require congressional approval.  We are continuing to monitor developments related to the risk corridor program.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Premiums	$7,654	$7,432	3%	$15,400	$14,834	4%
Fees and other revenues	1,197	1,117	7	2,398	2,255	6
Net investment income	294	297	(1)	566	573	(1)
Mail order pharmacy revenues	748	625	20	1,445	1,203	20
Consolidated operating revenues	9,893	9,471	4	19,809	18,865	5
Net realized investment gains	67	21	219	35	94	(63)
Total revenues	9,960	9,492	5	19,844	18,959	5
Global Health Care medical costs	4,777	4,577	4	9,538	9,181	4
Other benefit expenses	1,414	1,199	18	2,782	2,468	13
Mail order pharmacy costs	630	529	19	1,204	1,021	18
Operating expenses	2,289	2,212	3	4,610	4,416	4
Amortization of other acquired intangible assets, net	37	39	(5)	78	83	(6)
Total benefits and expenses	9,147	8,556	7	18,212	17,169	6
Income before taxes	813	936	(13)	1,632	1,790	(9)
Income taxes	310	352	(12)	615	675	(9)
Net income	503	584	(14)	1,017	1,115	(9)
Less: net (loss) attributable to noncontrolling interests	(7)	(4)	(75)	(12)	(6)	(100)
Shareholders’ net income	$510	$588	(13)%	$1,029	$1,121	(8)%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
FINANCIAL SUMMARY (In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Shareholders’ net income	$510	$588	(13)%		$1,029	$1,121	(8)%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(44)	(13)			(23)	(61)
Amortization of other acquired intangible assets, net	23	24			48	52
Special items:
Debt extinguishment costs	-	65			-	65
Merger-related transaction costs	26	-			62	-
Adjusted income from operations	$515	$664	(22)%		$1,116	$1,177	(5)%

Other Key Consolidated Financial Data
Earnings per share (diluted):
Shareholders’ net income	$1.97	$2.26	(13)%		$3.97	$4.30	(8)%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(0.18)	(0.05)			(0.09)	(0.23)
Amortization of other acquired intangible assets, net	0.09	0.09			0.18	0.20
Special items:
Debt extinguishment costs	-	0.25			-	0.25
Merger-related transaction costs	0.10	-			0.24	-
Adjusted income from operations	$1.98	$2.55	(22)%		$4.30	$4.52	(5)%
Global medical customers (in thousands)					15,141	14,771	3%
Effective tax rate	38.1%	37.6%	(50)	bps	37.7%	37.7%	-	bps

CONSOLIDATED RESULTS OF OPERATIONS

•      Revenues.  Components of the increase in total revenues for the three months and six months ended June 30, 2016 compared with the same periods in 2015 are discussed further below.

•      Premiums.  The increases reflect growth in each of our ongoing operating segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These favorable results are primarily attributable to customer growth in certain of our market segments and higher premium rates in our commercial health care businesses consistent with medical cost trend.

•      Fees and other revenues.  The increases were largely the result of customer growth in our administrative services only business including contributions from specialty products offered through our Global Health Care segment.

•      Net investment income was slightly lower in each period reflecting lower investment yields from the continued low interest rate environment, offset by higher average invested assets.

•      Mail order pharmacy revenues.  The increase in each period was driven by higher volume, primarily for injectable medications, due to growth in our customer base and increased utilization.

•      Realized investment results increased for the three months ended June 30, 2016 compared with the same period in 2015 due to higher gains on real estate partnership sales and equity security sales in 2016.  For the six months ended June 30, 2016, realized investment results decreased compared with the same period in 2015 due to the lower gains from real estate partnership sales and, to a lesser extent, higher impairment losses.  See Note 8 for additional information.

•      Global Health Care medical costs.  The increases for the three months and six months ended June 30, 2016 compared with the same periods in 2015, were primarily due to growth in our specialty businesses and Government segment.  To a lesser extent, medical cost inflation contributed to the increases.

•      Other benefit expenses.  The increases for the three months and six months ended June 30, 2016 compared with the same periods in 2015, resulted primarily from unfavorable claims experience in the Group Disability and Life segment. Business growth in the Group Disability and Life and Global Supplemental Benefits segments also contributed to these increases.

•      Mail order pharmacy costs.  The increases for the three months and six months ended June 30, 2016 compared with the same periods in 2015, were driven by higher volume, primarily for injectable medications, due to growth in our customer base and increased utilization.

•      Operating expenses.  The increases for the three months and six months ended June 30, 2016 compared with the same periods in 2015, were primarily the result of business growth, strategic investments across our segments and costs related to our CMS audit response.

•      Special items.  The special item charges for the three months and six months ended June 30, 2016 consist of the after-tax impact of legal, advisory and other transaction costs directly related to our proposed merger with Anthem.  See Note 3 to the Consolidated Financial Statements for additional details.  The special item charges for the three months and six months ended June 30, 2015 consist of the after-tax impact of the loss on the early extinguishment of debt. See Note 12 to the Consolidated Financial Statements for additional details.

•      Effective tax rates.  The increase in our effective tax rate for the three months ended June 30, 2016 compared with the same period in June 30, 2015, was largely driven by certain merger-related transaction costs reported in 2016 that are not tax deductible.  Our effective tax rate for the six months ended June 30, 2016 was flat compared with the same period in June 30, 2015, as the tax benefits associated with adopting ASU 2016-09 discussed in Note 2 to the Consolidated Financial Statements were partially offset by non-tax deductible merger-related transaction costs.

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

•      using proceeds from issuance of debt and equity securities; and

•      borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2016	2015
Operating activities (1)	$1,196	$1,183
Investing activities	$(501)	$(96)
Financing activities (1)	$(223)	$(520)

(1) As required by the adoption of ASU 2016-09, the Company retrospectively reclassified $74 million of cash payments from operating to financing activities for the six months ended June 30, 2015.  These payments were related to employee tax obligations associated with stock compensation.  The comparable amount reported in financing activities for the six months ended June 30, 2016 was $68 million.  See Note 2 for further discussion.

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

Operating activities

Cash provided by operating activities was flat for the six months ended June 30, 2016 compared with the same period in 2015.

Investing activities

Cash used in investing activities increased for the six months ended June 30, 2016 compared with the same period in 2015, primarily due to a lower volume of sales of fixed maturities.

Financing activities

Cash used in financing activities decreased for the six months ended June 30, 2016 compared with the same period in 2015, primarily due to a lower volume of share repurchases.

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

Through July 29, 2016, we had repurchased 0.8 million shares for $110 million under our share repurchase program.  The remaining share repurchase authority as of July 29, 2016 was $725 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2016	2015	2016	2015
Interest expense	$62	$62	$125	$128

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

At June 30, 2016, there was $1.9 billion in cash and marketable investments available at the parent company level.  For the remainder of 2016, the parent company’s cash obligations are primarily for interest payments of approximately $130 million. The parent company also has $250 million of debt obligations that will mature in the first quarter of 2017.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2015 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of June 30, 2016, the parent company had approximately $9 million of net intercompany loans receivable from its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion, subject to the maximum debt leverage covenant in the credit agreement.  As of June 30, 2016, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $8.9 billion within the maximum debt leverage covenant in the credit agreement described in Note 12 to the Consolidated Financial Statements, in addition to the $5.1 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, continued significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of June 30, 2016, undistributed earnings were approximately $2.5 billion.  If repatriated, approximately $240 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Pension update.  As of June 30, 2016, discount rates used annually to measure pension liabilities had declined by approximately 70 basis points since December 31, 2015, reflecting continuing market volatility including the impact of the United Kingdom’s decision to exit from the European Union.  As required by GAAP, the Company will update its pension liability at December 31, 2016 using an updated discount rate and actual year-end pension assets.  If discount rates remain at their June 30, 2016 level and asset performance for the balance of 2016 is in line with our assumptions, the pension liability is expected to increase by approximately $300 million at December 31, 2016 resulting in an after-tax decline in shareholders’ equity of approximately $200 million.  The amount of the year-end 2016 adjustment will be influenced by the movement of discount rates and investment markets during the remainder of 2016.  This potential increase in the pension liability is not expected to increase 2017 pension expense or expected funding, resulting in no material impact to the Company’s 2017 results of operations or liquidity.

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

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Off-Balance Sheet
Purchase obligations	$1,276	$583	$465	$139	$89

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

Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2015 Form 10-K.  As of June 30, 2016, there are no significant changes to the critical accounting estimates from what was reported in our 2015 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  In these segment discussions, we present “operating revenues,” defined as total revenues excluding realized investment results and “adjusted income from operations,” defined as shareholders’ net income (loss) excluding after-tax realized investment results, net amortization of other acquired intangible assets and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  See Note 15 to the Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present “adjusted margin,” defined as adjusted income from operations divided by operating revenues.

See the MD&A Overview on page 44 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction on page 53, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•      customer growth;

•      sales of specialty products;

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,		Change	June 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)
Operating revenues	$7,840	$7,507	4%	$15,724	$14,953	5%
Adjusted income from operations	$486	$528	(8)%	$1,030	$972	6%
Adjusted margin	6.2%	7.0%	(80)bps	6.6%	6.5%	10bps
Medical Care Ratios:
Commercial	78.8%	77.5%	(130)bps	77.3%	76.3%	(100)bps
Government	86.4%	84.4%	(200)bps	86.3%	86.9%	60bps
Consolidated Global Health Care	81.7%	80.2%	(150)bps	80.9%	80.6%	(30)bps
Operating expense ratio	20.9%	20.4%	(50)bps	21.0%	21.0%	-bps

	As of June 30,
(In thousands)	2016	2015	% Change
Customers:
Total commercial risk	2,502	2,495	-%
Total government	598	556	8
Total risk	3,100	3,051	2
Service	12,041	11,720	3
Total medical customers	15,141	14,771	3%

	As of
(In millions)	June 30, 2016	December 31, 2015	% Change
Global Health Care medical costs payable	$2,577	$2,355	9%

Adjusted income from operations.  The decrease for the three months ended June 30, 2016 compared with the same period in 2015, is attributable to lower earnings in our Government segment reflecting a higher medical care ratio and higher operating expenses primarily due to costs related to our CMS audit response, as well as lower margins in our U.S. Individual business.  These decreases were partially offset by increased contributions from specialty products in our Commercial segment.

The increase for the six months ended June 30, 2016 compared with the same period in 2015, is attributable to higher contributions from specialty businesses, partially offset by additional costs in our Government segment related to our CMS audit response and lower margins in our U.S. Individual business.

Operating revenues.  The increase for the three months and six months ended June 30, 2016 compared with the same periods in 2015, was primarily due to customer growth in our specialty businesses, including home delivery pharmacy, and in Medicare Advantage.  In addition, the increase reflects higher premium rates for most products in the U.S. commercial employer segment primarily to recover underlying medical cost trend.  These increases were partially offset by lower customer volumes in our Medicare Part D and U.S. Individual businesses.

Medical care ratios.  The Commercial medical care ratio increased for the three months ended June 30, 2016 compared with the same period in 2015, primarily reflecting higher medical costs in our individual ACA business including less favorable prior year reserve development.  Additionally, the medical care ratio reflects a modest impact of a business mix shift in our employer book of business.

For the six months ended June 30, 2016 compared with the same period in 2015, the commercial medical care ratio increased, primarily reflecting the impact of a business mix shift in our employer book of business as well as less favorable prior year reserve development.

For the three months ended June 30, 2016, the government medical care ratio increased compared with the same period in 2015, primarily due to less favorable prior period reserve development and, to a lesser extent, higher medical costs in Medicare Advantage products and lower reimbursement rates in Medicaid programs.

For the six months ended June 30, 2016, the government medical care ratio decreased compared with the same period in 2015, primarily due to a lower Medicare Part D ratio reflecting new products that increased premiums and customer deductibles, offset by less favorable prior period reserve development.

Operating expense ratio.  The operating expense ratio increased for the three months ended June 30, 2016 compared with the same period in 2015, primarily reflecting costs related to our CMS audit response and business initiative investments to enhance our capabilities.  For the six months ended June 30, 2016, the operating expense ratio was unchanged compared with the same period in 2015, reflecting business initiative investments to enhance our capabilities, and costs related to our CMS audit response, offset by operating efficiencies and higher revenues.

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

Our medical customer base as of June 30, 2016 was higher than the same period in 2015, primarily driven by strong sales in our middle market, select, international and government market segments.

Global Health Care Medical Costs Payable

Medical costs payable was higher at June 30, 2016 compared to December 31, 2015, due to customer growth in our government business and seasonality in stop loss products.  (See Note 5 to the Consolidated Financial Statements for additional information.)

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

Throughout this discussion and the table presented below, prior period currency adjusted income from operations, revenues, and benefits and expenses are calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. Dollar against foreign currencies decreases these measures, while a weakening U.S. Dollar produces the opposite effect.

Results of Operations

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,		Change	June 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)
Operating revenues	$835	$782	7%	$1,641	$1,551	6%
Adjusted income from operations	$83	$77	8%	$150	$146	3%
Operating revenues, using 2016 currency exchange rates	$835	$748	12%	$1,641	$1,469	12%
Adjusted income from operations, using 2016 currency exchange rates	$83	$72	15%	$150	$135	11%
Adjusted margin	9.9%	9.8%	10bps	9.1%	9.4%	(30)bps
Loss ratio	55.3%	55.2%	(10)bps	55.8%	55.7%	(10)bps
Acquisition cost ratio	18.2%	18.4%	20bps	18.3%	18.6%	30bps
Expense ratio (excluding acquisition costs)	17.2%	17.5%	30bps	17.7%	17.3%	(40)bps

Adjusted income from operations increased for the three months ended June 30, 2016 compared with the same period in 2015, reflecting business growth, primarily in South Korea,  and lower operating expenses, partially offset by the unfavorable impact of foreign currency movements. For the six months ended June 30, 2016, adjusted income from operations increased compared with the same period in 2015, primarily due to business growth partially offset by the unfavorable impact of foreign currency movements.

Operating revenues increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, primarily due to new sales, particularly in South Korea and the U.S., partially offset by the unfavorable impact of foreign currency movements.

The segment loss ratio was flat for the three months and six months ended June 30, 2016 compared with the same periods in 2015, reflecting favorable claims experience in South Korea, offset by a change in business mix toward products with higher loss ratios in South Korea and the U.S. and higher claims in the U.S.

The acquisition cost ratio decreased for the three months and six months ended June 30, 2016 due to a shift toward higher premium products with lower acquisition costs, primarily in South Korea and the U.S.

The operating expense ratio (excluding acquisition costs) decreased for the three months ended June 30, 2016 compared with the same period in 2015, reflecting operating efficiencies.  For the six months ended June 30, 2016, the operating expense ratio increased compared to the same periods in 2015, reflecting strategic business investments, mainly in the U.S. and South Korea, partially offset by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 50% of the segment’s revenues and 89% of the segment’s earnings for the six months ended June 30, 2016.  For the six months ended June 30, 2016, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 12% of shareholders’ net income.

As a global company, our business is exposed to risks inherent in foreign operations.  While we continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union and the political unrest in Turkey, we do not expect these events to materially impact the results of the Global Supplemental Benefits segment.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 53, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•      premium growth, including new business and customer retention;

•      net investment income;

•      benefit expenses as a percentage of premiums (loss ratio); and

•      operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,		Change		June 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Operating revenues	$1,098	$1,063	3%		$2,207	$2,122	4%
Adjusted income (loss) from operations	$(12)	$106	(111)%		$3	$157	(98)%
Adjusted margin	(1.1)%	10.0%	(1,110)	bps	0.1%	7.4%	(730)	bps
Loss ratio	90.0%	73.3%	(1,670)	bps	87.7%	77.1%	(1,060)	bps
Expense ratio	22.5%	21.4%	(110)	bps	22.4%	21.6%	(80)	bps

Adjusted income from operations.  Results for the three months and six months ended June 30, 2016 were significantly impacted by poor claims experience in our life business early in the second quarter, and were further dampened by the unfavorable effect of a life reserve review and continued pressure in our disability business.

The poor life claims experience in the second quarter of 2016 was driven by substantially higher new claim incidence and sizes, both of which abated in June. In addition, life results were further dampened by a $17 million after-tax unfavorable impact of reserve reviews completed in the second quarter of 2016.

We implemented modifications to our disability claims management process in the first quarter of 2016 to drive improved quality and consistency which extended the claims processing cycle and lowered the claim resolution rate.  Although the disability claim resolution rate improved during the second quarter 2016 compared with the first quarter, the pace of improvement was slower than expected and contributed to lower disability results compared with the same period in 2015.  As our modified disability claims management process matures, management expects continued improvement in disability claim resolution rates over the remainder of the year and into 2017.  Until disability claim resolution rates return to a level at or near historical norms, we could see continued pressure on margins.  In addition, results are lower for the three months and six months ended June 30, 2016 compared with the same periods in 2015 due to the absence of the $37 million favorable after-tax effect of reserve reviews recorded in the second quarter of 2015.  Disability reserve reviews for 2016 will be completed in the second half of the year as the new claims management processes continue to stabilize.

Operating revenues increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, reflecting business growth due to new sales and strong customer retention.

The segment’s loss ratio increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, driven by the unfavorable life and disability claims experience and reserve review impacts described above.

Operating expense ratio.  The operating expense ratio increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, reflecting higher claim management costs.

Other Operations

As described in the Segment Reporting introduction on page 53, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended				Six Months Ended
FINANCIAL SUMMARY	June 30,		Change		June 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Operating revenues	$121	$124	(2)%		$238	$248	(4)%
Adjusted income from operations	$20	$18	11%		$40	$38	5%
Adjusted margin	16.5%	14.5%	200	bps	16.8%	15.3%	150	bps

Adjusted income from operations increased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, primarily due to favorable claims experience and strong persistency in COLI, partially offset by lower deferred gain amortization from the sold businesses.

Operating revenues decreased for the three months and six months ended June 30, 2016 compared with the same periods in 2015, due to lower premiums in COLI driven by favorable experience-rating impacts and, to a lesser extent, lower investment income yields and  lower deferred gain amortization from the sold businesses.

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

	Three Months Ended			Six Months Ended
FINANCIAL SUMMARY	June 30,			June 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Adjusted loss from operations	$(62)	$(65)	5%	$(107)	$(136)	21%

Corporate’s adjusted loss from operations was lower for the three months ended June 30, 2016 compared with the same period in 2015, mainly due to higher investment income.  Corporate’s adjusted loss from operations was lower for the six months ended June 30, 2016 compared with the same period in 2015, mainly due to adopting ASU 2016-09 effective January 1, 2016, as further discussed in Note 2 to the Consolidated Financial Statements.

INVESTMENT ASSETS

The following table presents our invested asset portfolio, excluding separate account assets, as of June 30, 2016 and December 31, 2015.  Additional information regarding our investment assets and related accounting policies is included in Notes 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.

	June 30,	December 31,
(In millions)	2016	2015
Fixed maturities	$20,538	$19,455
Equity securities	181	190
Commercial mortgage loans	1,814	1,864
Policy loans	1,442	1,419
Other long-term investments	1,419	1,404
Short-term investments	469	381
Total	$25,863	$24,713

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 7 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer, maturity dates, and, for mortgages, by debt service coverage and loan-to-value ratios is included in Note 8 to these Consolidated Financial Statements and Note 11 to the Consolidated Financial Statements in our 2015 Form 10-K.

The following table reflects our fixed maturity portfolio by type of issuer as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(In millions)	2016	2015
Federal government and agency	$751	$779
State and local government	1,576	1,641
Foreign government	2,270	2,014
Corporate	15,412	14,448
Mortgage-backed	38	49
Other asset-backed	491	524
Total	$20,538	$19,455

The fixed maturity portfolio increased modestly during the six months ended June 30, 2016, reflecting increased valuations due to the impact of decreased market yields.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $67 million in aggregate as of June 30, 2016.  See Note 8 to the Consolidated Financial Statements for further information.

As of June 30, 2016, $18.4 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.1 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2015.

Our investment in state and local government securities, with an average quality rating of Aa2 is diversified by issuer and geography with no single exposure greater than $30 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3  as of June 30, 2016.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $239 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

As of June 30, 2016, corporate fixed maturities include private placement investments of $5.4 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Corporate fixed maturities include $334 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.6 billion with gross unrealized losses of $18 million.  These investments have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $40 million.

We have approximately $25 million of aggregate corporate fixed maturity investment in China-based companies.  In addition to amounts classified in fixed maturities on our Consolidated Balance Sheet, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity has an investment portfolio of approximately $2.7 billion that is primarily invested in diversified corporate fixed maturities and has no investments with a material unrealized loss as of June 30, 2016.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower.  Loans are secured by high quality commercial properties and are generally made at less than 70% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.

We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2016.  This review included an analysis of each property’s year-end 2015 financial statements, rent rolls, operating plans and budgets for 2016, a physical inspection of the property and other pertinent factors.  The results showed slight improvement from 2015 in each of the key metrics and confirmed the strength of the overall portfolio.  Based on this review, the portfolio’s average loan-to-value ratio slightly improved to 57% at June 30, 2016 compared with 58% at December 31, 2015 and the portfolio’s average debt service coverage ratio improved to 1.88 at June 30, 2016 compared with 1.78 at December 31, 2015.  These improvements are primarily attributable to improvements in property operations and the relative stability of these metrics is due to low portfolio turnover.  See Note 8 to the Consolidated Financial Statements for further information.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

The $1.8 billion commercial mortgage loan portfolio consists of approximately 65 loans.  The portfolio includes two impaired loans with a carrying value totaling $72 million, net of $11 million in reserves, that are classified as problem loans.  We have $148 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.4 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 110 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2016 or 2015.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2016			December 31, 2015
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$28	$(25)	$3	$3	$(1)	$2
Problem commercial mortgage loans	83	(11)	72	90	(11)	79
Total problem investments	$111	$(36)	$75	$93	$(12)	$81
Potential problem bonds	$35	$(22)	$13	$55	$(23)	$32
Potential problem commercial mortgage loans	40	-	40	64	(4)	60
Total potential problem investments	$75	$(22)	$53	$119	$(27)	$92

Investment Outlook

Global financial markets have exhibited continued volatility during the first half of 2016 reflecting global economic and political uncertainty, led by concerns about the United Kingdom’s decision to exit the European Union, China’s decelerating economic growth as well as the negative and potentially destabilizing impacts from cyclically low energy prices.  The near-term impact of these events has not materially impacted our financial condition or liquidity; however, we continue to closely monitor global macroeconomic trends and the potential impact to our investment portfolio.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2015 Form 10-K.

The loss in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments increased from approximately $865 million at December 31, 2015 to approximately $920 million at June 30, 2016.  The increased interest rate sensitivity results primarily from increased asset purchases and valuation increases of our fixed maturities and long-term debt resulting from lower market yields during the six months ended June 30, 2016.

Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities.  Due to an increase in the amount of these investments during the six months ended June 30, 2016 that are primarily denominated in the South Korean won, the loss in fair value of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies increased from approximately $340 million at December 31, 2015 to approximately $390 million at June 30, 2016.

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

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2016	142	$ 138.60	-	$ 389,765,351
May 1-31, 2016	3,534	$ 131.87	-	$ 389,765,351
June 1-30, 2016	845	$ 129.80	-	$ 389,765,351
Total	4,521	$ 131.69	-	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 142 shares in April, 3,534 shares in May and 845 shares in June 2016.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date. Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $725 million as of July 29, 2016.

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

Cigna Corporation

Date:	July 29, 2016
By:	/s/ Thomas A. McCarthy

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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1