Form 10-Q
period 2016-09-30
CIGNA CORP
filed 2016-11-03
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 15, 2016,  256,738,638 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In millions, except per share amounts)	2016	2015	2016	2015
Revenues
Premiums	$7,605	$7,347	$23,005	$22,181
Fees and other revenues	1,156	1,104	3,554	3,359
Net investment income	282	285	848	858
Mail order pharmacy revenues	762	643	2,207	1,846
Realized investment gains (losses):
Other than temporary impairments on debt securities	(1)	(58)	(31)	(73)
Other realized investment gains, net	76	68	141	177
Net realized investment gains	75	10	110	104
Total revenues	9,880	9,389	29,724	28,348

Benefits and Expenses
Global Health Care medical costs	4,692	4,539	14,230	13,720
Other benefit expenses	1,343	1,230	4,125	3,698
Mail order pharmacy costs	638	532	1,842	1,553
Other operating expenses	2,428	2,171	7,038	6,587
Amortization of other acquired intangible assets, net	37	39	115	122
Total benefits and expenses	9,138	8,511	27,350	25,680
Income before Income Taxes	742	878	2,374	2,668
Income taxes:
Current	210	282	842	965
Deferred	80	52	63	44
Total income taxes	290	334	905	1,009
Net Income	452	544	1,469	1,659
Less: Net (Loss) Attributable to Noncontrolling Interests	(4)	(3)	(16)	(9)
Shareholders’ Net Income	$456	$547	$1,485	$1,668
Shareholders’ Net Income Per Share:
Basic	$1.78	$2.14	$5.82	$6.51
Diluted	$1.76	$2.10	$5.72	$6.40
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Shareholders’ net income	$456	$547	$1,485	$1,668
Shareholders’ other comprehensive income (loss):
Net unrealized appreciation (depreciation), securities	66	8	416	(138)
Net unrealized appreciation (depreciation), derivatives	(1)	3	(5)	15
Net translation of foreign currencies	55	(112)	96	(198)
Postretirement benefits liability adjustment	9	11	28	42
Shareholders’ other comprehensive income (loss)	129	(90)	535	(279)
Shareholders’ comprehensive income	585	457	2,020	1,389
Comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) attributable to redeemable noncontrolling interests	(1)	(1)	(4)	(2)
Net (loss) attributable to other noncontrolling interests	(3)	(2)	(12)	(7)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(3)	(9)	(1)	(21)
Other comprehensive (loss) attributable to other noncontrolling interests	-	(1)	-	(1)
Total comprehensive (loss) attributable to noncontrolling interests	(7)	(13)	(17)	(31)
Total comprehensive income	$578	$444	$2,003	$1,358

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	September 30,	December 31,
(In millions, except per share amounts)	2016	2015
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $19,392; $18,456)	$21,244	$19,455
Equity securities, at fair value (cost, $185; $190)	188	190
Commercial mortgage loans	1,822	1,864
Policy loans	1,442	1,419
Other long-term investments	1,408	1,404
Short-term investments	997	381
Total investments	27,101	24,713
Cash and cash equivalents	3,224	1,968
Premiums, accounts and notes receivable, net	3,577	3,694
Reinsurance recoverables	6,539	6,813
Deferred policy acquisition costs	1,876	1,659
Property and equipment	1,561	1,534
Deferred tax assets, net	110	379
Goodwill	6,007	6,019
Other assets, including other intangibles	2,611	2,476
Separate account assets	8,156	7,833
Total assets	$60,762	$57,088
Liabilities
Contractholder deposit funds	$8,470	$8,443
Future policy benefits	10,043	9,479
Unpaid claims and claim expenses	4,889	4,574
Global Health Care medical costs payable	2,550	2,355
Unearned premiums	1,179	629
Total insurance and contractholder liabilities	27,131	25,480
Accounts payable, accrued expenses and other liabilities	6,374	6,493
Short-term debt	271	149
Long-term debt	4,780	5,020
Separate account liabilities	8,156	7,833
Total liabilities	46,712	44,975
Contingencies — Note 16
Redeemable noncontrolling interests	68	69
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,884	2,859
Accumulated other comprehensive loss	(715)	(1,250)
Retained earnings	13,487	12,121
Less treasury stock, at cost	(1,756)	(1,769)
Total shareholders’ equity	13,974	12,035
Other noncontrolling interests	8	9
Total equity	13,982	12,044
Total liabilities and equity	$60,762	$57,088
Shareholders’ Equity Per Share	$54.43	$46.91

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the three months ended September 30, 2016	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at July 1, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71
Effect of issuing stock for employee benefit plans		7		(15)	43	35		35
Other comprehensive income (loss)			129			129		129	(3)
Net income (loss)				456		456	(3)	453	(1)
Other transactions impacting noncontrolling interests		(2)				(2)	3	1	1
Balance at September 30, 2016	$74	$2,884	$(715)	$13,487	$(1,756)	$13,974	$8	$13,982	$68

			Accumulated						Redeemable
		Additional	Other				Other Non-		Non-
For the three months ended September 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at July 1, 2015	$74	$2,835	$(1,125)	$11,178	$(1,672)	$11,290	$13	$11,303	$76
Effect of issuing stock for employee benefit plans		11		(19)	36	28		28
Other comprehensive (loss)			(90)			(90)	(1)	(91)	(9)
Net income (loss)				547		547	(2)	545	(1)
Other transactions impacting noncontrolling interests		(1)				(1)	3	2	1
Balance at September 30, 2015	$74	$2,845	$(1,215)	$11,706	$(1,636)	$11,774	$13	$11,787	$67

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other non-		Non-
For the nine months ended September 30, 2016	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		38		(109)	123	52		52
Other comprehensive income (loss)			535			535		535	(1)
Net income (loss)				1,485		1,485	(12)	1,473	(4)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(13)				(13)	11	(2)	4
Balance at September 30, 2016	$74	$2,884	$(715)	$13,487	$(1,756)	$13,974	$8	$13,982	$68

			Accumulated						Redeemable
		Additional	Other				Other non-		Non-
For the nine months ended September 30, 2015	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2015	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
Effect of issuing stock for employee benefit plans		80		(241)	304	143		143
Other comprehensive (loss)			(279)			(279)	(1)	(280)	(21)
Net income (loss)				1,668		1,668	(7)	1,661	(2)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(518)	(518)		(518)
Other transactions impacting noncontrolling interests		(4)				(4)	6	2
Balance at September 30, 2015	$74	$2,845	$(1,215)	$11,706	$(1,636)	$11,774	$13	$11,787	$67

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2016	2015
Cash Flows from Operating Activities
Net income	$1,469	$1,659
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	460	451
Realized investment (gains)	(110)	(104)
Deferred income taxes	63	44
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	184	(1,051)
Reinsurance recoverables	132	61
Deferred policy acquisition costs	(167)	(145)
Other assets	(32)	(89)
Insurance liabilities	1,098	620
Accounts payable, accrued expenses and other liabilities	9	219
Current income taxes	(57)	36
Loss on extinguishment of debt	-	100
Other, net (1)	25	(4)
Net cash provided by operating activities (1)	3,074	1,797
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,012	1,452
Investment maturities and repayments:
Fixed maturities and equity securities	1,178	1,018
Commercial mortgage loans	117	458
Other sales, maturities and repayments (primarily short-term and other long-term investments)	904	1,006
Investments purchased or originated:
Fixed maturities and equity securities	(2,894)	(2,686)
Commercial mortgage loans	(121)	(389)
Other (primarily short-term and other long-term investments)	(1,317)	(689)
Property and equipment purchases	(362)	(357)
Acquisitions, net of cash acquired	(5)	(110)
Other	(101)	-
Net cash (used in) investing activities	(1,589)	(297)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,133	1,092
Withdrawals and benefit payments from contractholder deposit funds	(1,042)	(1,053)
Net change in short-term debt	(143)	(15)
Net proceeds on issuance of long-term debt	-	894
Repayment of long-term debt	-	(938)
Repurchase of common stock	(139)	(536)
Issuance of common stock	23	136
Other, net (1)	(87)	(83)
Net cash (used in) financing activities (1)	(255)	(503)
Effect of foreign currency rate changes on cash and cash equivalents	26	(36)
Net increase in cash and cash equivalents	1,256	961
Cash and cash equivalents, January 1,	1,968	1,420
Cash and cash equivalents, September 30,	$3,224	$2,381
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$904	$881
Interest paid	$192	$192

(1) As required by the adoption of ASU 2016-09, the Company retrospectively reclassified $78 million of cash payments from operating to financing activities for the nine months ended September 30, 2015.  These payments were related to employee tax obligations associated with stock compensation.  The comparable amount reported in financing activities for the nine months ended September 30, 2016 was $69 million.  See Note 2 for further discussion.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2015 Annual Report on Form 10-K (“Form 10-K”).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Note 2 — Recent Accounting Pronouncements

The Company’s 2015 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future.  The following issuances of, and changes in, accounting pronouncements that apply to the Company have occurred since the Company filed its 2015 Form 10-K.

Recently Adopted Accounting Guidance

Improvements to Employee Share-Based Payment Accounting (Accounting Standards Update (“ASU”) 2016-09).  In March 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance that changes the accounting for certain aspects of share-based payments to employees.  The new guidance requires excess tax benefits or deficiencies to be recorded in the income statement when the awards vest or are settled, requires cash flows related to the excess tax benefits to be classified as an operating activity in the statement of cash flows, permits repurchasing more than was previously allowed of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares are to be presented as a financing activity in the statement of cash flows and provides an accounting policy election to account for forfeitures as they occur.  In addition, the new guidance changes the calculation of common stock equivalents for earnings per share purposes.  The new standard is required to be adopted as of January 1, 2017.

As permitted, the Company elected to early adopt the new guidance effective January 1, 2016, which resulted in $25 million of tax benefits recorded in net income (in Corporate) during the nine months ended September 30, 2016 that previously would have been reported in additional paid-in capital.  The change in the calculation of common stock equivalents added approximately one million weighted average shares for the diluted earnings per share calculations for the nine months ended September 30, 2016.  The Company applied these provisions prospectively.

The Company retrospectively applied the provisions related to the presentation of employee taxes paid for withheld shares and reclassified $78 million of tax withholding from operating to financing activities in its Consolidated Statement of Cash Flows for the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, the Company reflected $69 million of tax withholding in financing activities.  The ability under the new guidance to repurchase more employee shares for tax withholding purposes had no impact on the Company’s financial statements because no changes have been made to the Company’s withholding practices.  The Company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

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

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07).  This amendment removed the requirement to categorize all investments within the fair value hierarchy for which fair value is measured using the practical expedient of net asset value (“NAV”) per share.  The Company adopted this new guidance effective January 1, 2016.  Upon adoption, the Company began to separately disclose certain separate account investments and provided comparable prior period disclosure.  See Note 7 for this separate disclosure information.

Recently Issued Accounting Guidance Not Yet Adopted

Except as noted below, there were no other new accounting pronouncements that were issued or became effective since the issuance of the Company’s 2015 Annual Report on Form 10-K that had, or are expected to have, a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (ASU 2016-16).  In October 2016, the FASB issued this new standard that requires entities to recognize the tax impacts of all intra-entity sales of assets other than inventory even though the pre-tax effects of those transactions are eliminated in consolidation.  The new standard is required to be adopted as of January 1, 2018, with early adoption permitted as of January 1, 2017.  The new standard is required to be adopted in a modified retrospective approach, with a cumulative-effect adjustment recorded in retained earnings to write off any unamortized tax expense previously deferred and record any previously unrecognized net deferred tax assets.  The Company is evaluating the impact of this new standard on its financial statements and disclosures.

Statement of Cash Flows (ASU 2016-15).  In August 2016, the FASB issued this new standard that is a consensus of the FASB’s Emerging Issues Task Force.  The standard provides new guidance on how certain transactions should be classified in the statement of cash flows.  The new standard is required to be adopted as of January 1, 2018, with early adoption permitted as of January 1, 2017.  Upon adoption, the effects of the new guidance must be applied retrospectively to all prior periods presented.  The Company is evaluating its implementation timing options as well as the impact of this new standard on its financial statements and disclosures.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01).  As previously disclosed in the Company’s 2015 Form 10-K, in January 2016 the FASB issued guidance that will require entities to measure equity investments at fair value in net income if they are not consolidated or accounted for under the equity method.  The new standard will be effective January 1, 2018 and its effect will be recognized as a cumulative effect adjustment to the beginning balance of retained earnings.  The Company has identified certain limited partnership interests carried at cost that are subject to the requirements of this new standard.  If adopted as of September 30, 2016, the impact of this new guidance would have resulted in a cumulative effect increase to retained earnings of approximately $60 million after-tax.  The actual cumulative effect adjustment will depend on the portfolio and market conditions as of the date of implementation.

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

These clarifications, together with the broader revenue recognition guidance within ASU 2014-09, are required to be adopted beginning January 1, 2018, with early adoption permitted as of January 1, 2017.  The Company does not plan to early adopt this new guidance but continues to monitor developing implementation guidance and evaluate these new requirements for its non-insurance customer contracts to determine its method of implementation and any resulting estimated effects on its financial statements.

Note 3 — Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly-owned subsidiary of Anthem.

The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the “merger”).  Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.  The closing price of Anthem common stock on November 2, 2016 was $122.99.

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

On July 21, 2016, the U.S. Department of Justice (“DOJ”) and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the merger.  Trial is scheduled to begin on November 21, 2016.  The Company will continue to defend itself in this matter.  In light of the DOJ litigation, Cigna does not believe the transaction will close in 2016 and the earliest it could close is 2017, if at all.

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

The Company incurred $49 million pre-tax ($46 million after-tax) for the three months and $123 million pre-tax ($108 million after-tax) for the nine months ended September 30, 2016 in costs directly related to the proposed merger.  Comparable merger-related costs for the three months and nine months ended September 30, 2015 were $35 million pre-tax ($29 million after-tax).  These costs primarily consisted of fees for legal, advisory and other professional services.  If the merger is consummated, most of the merger-related costs are not deductible for federal income tax purposes.

Note 4 — Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Three Months Ended September 30,
2016
Shareholders’ net income	$456		$456
Shares:
Weighted average	255,519		255,519
Common stock equivalents		4,235	4,235
Total shares	255,519	4,235	259,754
EPS	$1.78	$(0.02)	$1.76

2015
Shareholders’ net income	$547		$547
Shares:
Weighted average	256,070		256,070
Common stock equivalents		4,449	4,449
Total shares	256,070	4,449	260,519
EPS	$2.14	$(0.04)	$2.10

		Effect of
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Dilution	Diluted
Nine Months Ended September 30,
2016
Shareholders’ net income	$1,485		$1,485
Shares:
Weighted average	255,242		255,242
Common stock equivalents		4,326	4,326
Total shares	255,242	4,326	259,568
EPS	$5.82	$(0.10)	$5.72

2015
Shareholders’ net income	$1,668		$1,668
Shares:
Weighted average	256,166		256,166
Common stock equivalents		4,451	4,451
Total shares	256,166	4,451	260,617
EPS	$6.51	$(0.11)	$6.40

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2016 and 2015 because their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Anti-dilutive options	2.6	-	2.2	0.5

The Company held 39,425,208 shares of common stock in Treasury as of September 30, 2016, and 38,553,358 shares as of September 30, 2015.

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

	September 30,	December 31,
(In millions)	2016	2015
Incurred but not yet reported	$1,947	$1,757
Reported claims in process	475	470
Physician incentives and other medical care expenses and services payable	128	128
Global Health Care medical costs payable	$2,550	$2,355

Activity in medical costs payable was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2016	2015
Balance at January 1,	$2,355	$2,180
Less: Reinsurance and other amounts recoverable	243	252
Balance at January 1, net	2,112	1,928
Incurred costs related to:
Current year	14,318	18,564
Prior years	(88)	(210)
Total incurred	14,230	18,354
Paid costs related to:
Current year	12,285	16,588
Prior years	1,783	1,582
Total paid	14,068	18,170
Ending Balance, net	2,274	2,112
Add: Reinsurance and other amounts recoverable	276	243
Ending Balance	$2,550	$2,355

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 6 for additional information on reinsurance.  For the nine months ended September 30, 2016, actual experience differed from the Company’s key assumptions resulting in favorable incurred costs related to prior years’ medical costs payable of $88 million, or 0.5% of the current year incurred costs as reported for the year ended December 31, 2015.  Of the favorability, actual completion factors accounted for 0.3%, and actual medical cost trend resulted in 0.2%.

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

The impact of prior year development on shareholders’ net income for the nine months ended September 30, 2016 was not significant compared with $57 million for the nine months ended September 30, 2015.  The favorable effect of prior year development in a given period primarily reflects lower than expected utilization of medical services.  Incurred costs related to prior years in the table above do not directly correspond to an increase or decrease to shareholders’ net income.  The primary reason for the difference is that decreases to prior year incurred costs reflecting a release of the liability for moderately adverse conditions are not considered as impacting shareholders’ net income if they are offset by increases in the current year provision for moderately adverse conditions.  The determination of liabilities for Global Health Care medical costs payable requires the Company to make critical accounting estimates.  See Note 2(N) to the Consolidated Financial Statements in the Company’s 2015 Form 10-K for further information about the assumptions and estimates used to establish this liability.

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

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) to effectively exit the guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.5 billion remaining.

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

Activity in the future policy benefit reserve for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2016	2015
Balance at January 1	$1,252	$1,270
Add: Unpaid claims	18	16
Less: Reinsurance and other amounts recoverable	1,164	1,186
Balance at January 1, net	106	100
Add: Incurred benefits	4	3
Less: Paid benefits	(1)	(3)
Ending balance, net	111	106
Less: Unpaid claims	18	18
Add: Reinsurance and other amounts recoverable	1,132	1,164
Ending balance	$1,225	$1,252

Benefits paid and incurred are net of ceded amounts.  The ending net retained reserve covers ongoing administrative expenses, as well as the minor claims exposure retained by the Company.

The table below presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of contractholder deaths.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2016	December 31, 2015
Account value	$10,752	$11,355
Net amount at risk	$2,530	$2,870
Number of contractholders	292,000	324,000

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Ceded premiums
Individual life insurance and annuity business sold	$37	$38	$118	$121
Other	94	130	262	323
Total	$131	$168	$380	$444
Reinsurance recoveries
Individual life insurance and annuity business sold	$77	$83	$211	$230
Other	8	113	209	313
Total	$85	$196	$420	$543

Reinsurance Recoverables

Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	September 30, 2016	December 31, 2015	Collateral and Other Terms at September 30, 2016

GMDB	Berkshire	$1,089	$1,123	100% secured by assets in a trust.

	Other	43	41	99% secured by assets in a trust or letter of credit.

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,612	3,705	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	944	995	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	301	315	100% secured by assets in a trust.

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	475	553

Recoverables arising in the ordinary course of business from approximately 80 reinsurers including the U.S. Government.  Excluding the recoverable from the U.S. Government of approximately $58 million, current balances range from less than $1 million up to $96 million, with 19% secured by assets in trusts or letters of credit.

Other run-off reinsurance	Various	75	81	99% secured by assets in trusts.

Total reinsurance recoverables		$6,539	$6,813

Over 90% of the Company’s reinsurance recoverables were from companies that were rated A or higher by Standard & Poor’s at September 30, 2016.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of September 30, 2016, the Company’s recoverables were net of a reserve of approximately $4 million.  The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.

Note 7 — Fair Value Measurements

The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, equity securities, short-term investments and derivatives.  Other financial instruments are measured at fair value only under certain conditions, such as when impaired.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2016 and December 31, 2015 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$180	$570	$-	$750
State and local government	-	1,508	-	1,508
Foreign government	-	2,278	44	2,322
Corporate	-	15,714	451	16,165
Mortgage-backed	-	36	-	36
Other asset-backed	-	299	164	463
Total fixed maturities (1)	180	20,405	659	21,244
Equity securities	4	110	74	188
Subtotal	184	20,515	733	21,432
Short-term investments	-	997	-	997
GMIB assets (2)	-	-	931	931
Other derivative assets	-	7	-	7
Total financial assets at fair value, excluding separate accounts	$184	$21,519	$1,664	$23,367
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$908	$908
Other derivative liabilities	-	4	-	4
Total financial liabilities at fair value	$-	$4	$908	$912
December 31, 2015
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$251	$528	$-	$779
State and local government	-	1,641	-	1,641
Foreign government	-	2,010	4	2,014
Corporate	-	14,122	326	14,448
Mortgage-backed	-	48	1	49
Other asset-backed	-	198	326	524
Total fixed maturities (1)	251	18,547	657	19,455
Equity securities	32	89	69	190
Subtotal	283	18,636	726	19,645
Short-term investments	-	381	-	381
GMIB assets (2)	-	-	907	907
Other derivative assets	-	16	-	16
Total financial assets at fair value, excluding separate accounts	$283	$19,033	$1,633	$20,949
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$885	$885
Total financial liabilities at fair value	$-	$-	$885	$885

(1)

Fixed maturities included $750 million as of September 30, 2016 and $483 million as of December 31, 2015 of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $19 million as of September 30, 2016 and $30 million as of December 31, 2015 of appreciation for securities classified in Level 3.  See Note 8 for additional information.

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

Fixed maturities and equity securities.  Approximately 96% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Because many fixed maturities do not trade daily, third-party pricing services and internal methods often use recent trades of securities with similar features and characteristics.  When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of September 30, 2016 or December 31, 2015.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 9.

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

The Company classifies certain newly issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.  Approximately 3% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of September 30, 2016 and December 31, 2015.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of September 30, 2016
Fixed maturities:
Other asset and mortgage-backed securities	$164	Liquidity	60 - 330 (90) bps
		Weighting of credit spreads	200 - 610 (280) bps
Corporate and government fixed maturities	457	Liquidity	80 - 1,310 (370) bps
Total fixed maturities	621
Equity securities	74	Price-to-earnings multiples	4.2 - 11.6 (8.2)
Subtotal	695
Securities not priced by the Company(1)	38
Total Level 3 securities	$733
As of December 31, 2015
Fixed maturities:
Other asset and mortgage-backed securities	$327	Liquidity	60 - 440 (200) bps
		Weighting of credit spreads	170 - 630 (220) bps
Corporate and government fixed maturities	285	Liquidity	70 - 930 (280) bps
Total fixed maturities	612
Equity securities	69	Price-to-earnings multiples	4.2 - 11.6 (8.3)
Subtotal	681
Securities not priced by the Company(1)	45
Total Level 3 securities	$726

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

GMIB contracts.  As discussed in Note 6, the Company effectively exited the GMIB business in 2013.  Although these GMIB assets and liabilities must continue to be reported as derivatives at fair value, the only assumption that is expected to impact future shareholders’ net income is the risk of non-performance.  This assumption reflects a market participant’s view of (a) the risk of a subsidiary of the Company not fulfilling its GMIB obligations (GMIB liabilities) and (b) the credit risk that the reinsurers do not pay their obligations (GMIB assets).  As of September 30, 2016, there were three reinsurers for GMIB, with collateral securing 69% of the balance.

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

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2016 and 2015.  Separate account asset changes are reported separately under the heading “separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Changes in Level 3 financial assets and financial liabilities
For the Three Months Ended September 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2016	$743	$975	$(947)	$28
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(22)	22	-
Other	-	1	(6)	(5)
Total gains (losses) included in shareholders’ net income	-	(21)	16	(5)
Gains included in other comprehensive income	12	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	-	-	-	-
Purchases, sales and settlements:
Purchases	20	-	-	-
Sales	(1)	-	-	-
Settlements	(55)	(23)	23	-
Total purchases, sales and settlements	(36)	(23)	23	-
Transfers into/(out of) Level 3:
Transfers into Level 3	44	-	-	-
Transfers out of Level 3	(30)	-	-	-
Total transfers into/(out of) Level 3	14	-	-	-
Balance at September 30, 2016	$733	$931	$(908)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(21)	$16	$(5)

For the Three Months Ended September 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2015	$666	$867	$(841)	$26
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	104	(104)	-
Other	1	-	-	-
Total gains (losses) included in shareholders’ net income	1	104	(104)	-
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	4	-	-	-
Purchases, sales and settlements:
Purchases	25	-	-	-
Sales	(1)	-	-	-
Settlements	(13)	(10)	10	-
Total purchases, sales and settlements	11	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	48	-	-	-
Transfers out of Level 3	(8)	-	-	-
Total transfers into/(out of) Level 3	40	-	-	-
Balance at September 30, 2015	$721	$961	$(935)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$104	$(104)	$-

(1) Amounts do not accrue to shareholders.

	Changes in Level 3 financial assets and financial liabilities
For the Nine Months Ended September 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	71	(71)	-
Other	(16)	-	1	1
Total gains (losses) included in shareholders’ net income	(16)	71	(70)	1
Gains included in other comprehensive income	11	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	35	-	-	-
Purchases, sales and settlements:
Purchases	67	-	-	-
Sales	(126)	-	-	-
Settlements	(71)	(47)	47	-
Total purchases, sales and settlements	(130)	(47)	47	-
Transfers into/(out of) Level 3:
Transfers into Level 3	235	-	-	-
Transfers out of Level 3	(128)	-	-	-
Total transfers into/(out of) Level 3	107	-	-	-
Balance at September 30, 2016	$733	$931	$(908)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(11)	$71	$(70)	$1

For the Nine Months Ended September 30, 2015 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2015	$857	$953	$(929)	$24
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	37	(37)	-
Other	29	-	2	2
Total gains (losses) included in shareholders’ net income	29	37	(35)	2
Losses included in other comprehensive income	(18)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	6	-	-	-
Purchases, sales and settlements:
Purchases	136	-	-	-
Sales	(229)	-	-	-
Settlements	(20)	(29)	29	-
Total purchases, sales and settlements	(113)	(29)	29	-
Transfers into/(out of) Level 3:
Transfers into Level 3	49	-	-	-
Transfers out of Level 3	(89)	-	-	-
Total transfers into/(out of) Level 3	(40)	-	-	-
Balance at September 30, 2015	$721	$961	$(935)	$26
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$37	$(35)	$2

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended September 30, 2016, transfers between Level 2 and Level 3 primarily reflect changes in the significance of unobservable inputs used to value several securities across the foreign government and consumer sectors.  Additionally, for the nine months ended September 30, 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals, mining, energy and consumer sectors.  For the three months and nine months ended September 30, 2015, transfers out of Level 3 primarily reflect a change in the significance of the unobservable inputs related to liquidity and credit estimates used to value several private corporate bonds.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  Beginning in 2016, investments that are measured using the practical expedient of NAV (see Note 2 for additional information) are excluded from the fair value hierarchy.  Prior periods have been reclassified to conform to the current presentation.  As of September 30, 2016 and December 31, 2015, separate account assets were as follows:

September 30, 2016 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$246	$271	$-	$517
Non-guaranteed separate accounts (1)	1,407	4,947	346	6,700
Subtotal	$1,653	$5,218	$346	7,217
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				939
Total separate account assets				$8,156

December 31, 2015
Guaranteed separate accounts (See Note 16)	$235	$274	$-	$509
Non-guaranteed separate accounts (1)	1,401	4,698	297	6,396
Subtotal	$1,636	$4,972	$297	6,905
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				928
Total separate account assets				$7,833

(1)  Non-guaranteed separate accounts included $3.7 billion as of September 30, 2016 and $3.6 billion as of December 31, 2015 in assets supporting the Company’s pension plans, including $ 0.3 billion classified in Level 3 and $0.9 billion priced at NAV as a practical expedient for both periods.

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

Separate account assets classified in Level 3 include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the three months and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Balance, beginning of period	$333	$273	$297	$255
Policyholder gains (losses)	2	(1)	3	(3)
Purchases, sales and settlements:
Purchases	7	4	12	33
Sales	-	-	(1)	-
Settlements	(3)	(3)	(5)	(8)
Total purchases, sales and settlements	4	1	6	25
Transfers into/(out of) Level 3:
Transfers into Level 3	7	16	46	16
Transfers out of Level 3	-	(3)	(6)	(7)
Total transfers into/(out of) Level 3	7	13	40	9
Balance, end of period	$346	$286	$346	$286

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments.  The table below provides additional information on these investments.

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	September 30, 2016	December 31, 2015	Commitments	(if currently eligible)*	Period*
Security Partnerships	$460	$406	$279	Not applicable	Not applicable
Real Estate Funds	281	261	-	Quarterly	45-90 days
Hedge Funds	198	261	-	Up to Annually, varying by fund	30-90 days
Total	$939	$928	$279

* The attributes noted are effective as of September 30, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired.  Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $3 million after-tax for the nine months ended September 30, 2016 and $7 million after-tax for the nine months ended September 30, 2015.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2016 and December 31, 2015.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	September 30, 2016		December 31, 2015
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,887	$1,822	$1,911	$1,864
Contractholder deposit funds, excluding universal life products	Level 3	$1,229	$1,218	$1,151	$1,148
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,802	$5,012	$5,515	$5,020

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

Fair values of off-balance-sheet financial instruments were not material as of September 30, 2016 and December 31, 2015.

Note 8 — Investments

Total Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Fixed maturities	$7	$(57)	$(5)	$(38)
Equity securities	(1)	28	-	42
Commercial mortgage loans	-	-	4	2
Other investments, including derivatives	69	39	111	98
Realized investment gains before income taxes	75	10	110	104
Less income taxes	27	3	39	36
Net realized investment gains	$48	$7	$71	$68

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Other-than-temporary impairments on debt securities:
Credit-related	$-	$(3)	$(19)	$(4)
Non credit-related (1)	(1)	(55)	(12)	(69)
Total other-than-temporary impairments on debt securities	(1)	(58)	(31)	(73)
Other asset write-downs (2)	-	(1)	(13)	(12)
Total	$(1)	$(59)	$(44)	$(85)

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

Sales information for available-for-sale fixed maturities and equity securities was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Proceeds from sales	$300	$275	$1,012	$1,452
Gross gains on sales	$9	$31	$43	$82
Gross losses on sales	$-	$3	$6	$7

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2016:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,550	$1,557
Due after one year through five years	6,581	6,928
Due after five years through ten years	7,353	7,881
Due after ten years	3,447	4,379
Mortgage and other asset-backed securities	461	499
Total	$19,392	$21,244

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	September 30, 2016
Federal government and agency	$452	$298	$-	$750
State and local government	1,360	148	-	1,508
Foreign government	2,104	221	(3)	2,322
Corporate	15,015	1,192	(42)	16,165
Mortgage-backed	35	2	(1)	36
Other asset-backed	426	40	(3)	463
Total	$19,392	$1,901	$(49)	$21,244

(In millions)	December 31, 2015
Federal government and agency	$528	$251	$-	$779
State and local government	1,496	147	(2)	1,641
Foreign government	1,870	147	(3)	2,014
Corporate	14,022	632	(206)	14,448
Mortgage-backed	48	2	(1)	49
Other asset-backed	492	39	(7)	524
Total	$18,456	$1,218	$(219)	$19,455

The above table includes investments with a fair value of $2.9 billion at September 30, 2016 and $2.7 billion at December 31, 2015 supporting liabilities of the Company’s run-off settlement annuity business.  These investments had gross unrealized appreciation of $752 million and gross unrealized depreciation of $2 million at September 30, 2016, compared with gross unrealized appreciation of $521 million and gross unrealized depreciation of $38 million at December 31, 2015.  Such unrealized amounts are reported in future policy benefit liabilities rather than accumulated other comprehensive income.

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

The table below summarizes fixed maturities in an unrealized loss position at September 30, 2016 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	September 30, 2016
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$784	$797	$(13)	329
Below investment grade	$277	$283	$(6)	122
More than one year:
Investment grade	$331	$345	$(14)	58
Below investment grade	$181	$197	$(16)	32

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at September 30, 2016.  Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of September 30, 2016, fair values of these securities were $36 million and amortized cost was $51 million.  As of December 31, 2015, fair values of these securities were $52 million and amortized cost was $66 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Debt Service Coverage Ratio
(In millions)	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
Below 50%	$465	$15	$-	$-	$-	$480
50% to 59%	518	24	19	30	-	591
60% to 69%	651	14	-	-	-	665
70% to 79%	-	-	30	-	35	65
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	21	21
Total	$1,634	$53	$49	$30	$56	$1,822

	December 31, 2015
	Debt Service Coverage Ratio
(In millions)	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
Below 50%	$261	$2	$-	$67	$-	$330
50% to 59%	683	-	-	24	-	707
60% to 69%	590	14	-	19	-	623
70% to 79%	-	-	-	30	36	66
80% to 89%	40	-	-	-	-	40
90% to 100%	-	-	-	-	98	98
Total	$1,574	$16	$-	$140	$134	$1,864

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2016 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans.  The results of the 2016 review showed improvement from the prior review in each of the key metrics and confirmed the overall strength of the portfolio.  Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio improved to 56% at September 30, 2016 compared with 58% at December 31, 2015 and the portfolio’s average debt service coverage ratio improved to 1.93 at September 30, 2016 compared with 1.78 at December 31, 2015.  These improvements are primarily attributable to improvements in property operations and the relative stability of these metrics is primarily due to low portfolio turnover.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $21 million at September 30, 2016 and $139 million at December 31, 2015.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	September 30, 2016			December 31, 2015
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$26	$(5)	$21	$113	$(15)	$98
Impaired commercial mortgage loans without valuation reserves	-	-	-	-	-	-
Total	$26	$(5)	$21	$113	$(15)	$98

The average recorded investment in impaired loans decreased to $83 million during the nine months ended September 30, 2016 versus $129 million during the nine months ended September 30, 2015, partially due to foreclosing on one impaired loan.  Because of the risk profile of the underlying investment, the Company recognizes interest income on impaired mortgage loans only when payment is actually received.

Changes in valuation reserves for commercial mortgage loans were not material for the nine months ended September 30, 2016 and 2015.

Short-term investments and cash equivalents

Short-term investments and cash equivalents included corporate securities of $2.3 billion, federal government securities of $567 million and money market funds of $40 million as of September 30, 2016.  The Company’s short-term investments and cash equivalents as of December 31, 2015 included corporate securities of $925 million, federal government securities of $220 million and money market funds of $55 million.

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

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of September 30, 2016, the Company had $14 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of September 30, 2016 or December 31, 2015.

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

Beginning in the second quarter of 2016, the Company entered into a foreign currency swap contract to hedge the foreign exchange-related changes in fair value of a fixed maturity bond.  Using fair value hedge accounting, the swap contract fair value is reported in other long-term investments or accounts payable, accrued expenses and other liabilities.  Changes in the fair value of the swap contract, as well as changes in the fair value of the hedged bond attributable to the hedged risk are reported in other realized investment gains and losses.

Under the terms of these various contracts, the Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest.  Foreign currency and combination swaps are primarily Euros, Canadian dollars and Japanese yen and have terms for periods of up to seven years.  Net interest cash flows are reported in operating activities.

The notional values of cash flow hedge swaps were $65 million as of September 30, 2016 and $131 million as of December 31, 2015.  The notional value of the fair value hedge swap entered into beginning in the second quarter of 2016 was $23 million as of September 30, 2016.

The effects of these derivative instruments on the Consolidated Financial Statements were not material as of September 30, 2016 and December 31, 2015, and for the three months and nine months ended September 30, 2016 and 2015.  No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Investment Economic Hedges

During the third quarter of 2016, the Company entered into a foreign currency forward contract to hedge the foreign exchange related changes in fair value of U.S. dollar-denominated fixed maturity bonds back to the local currency for one of its foreign subsidiaries.  This arrangement was not designated as an accounting hedge, and therefore the forward contract fair value is reported in short-term investments or accounts payable, accrued expenses, and other liabilities, and changes in fair value are reported in other realized investment gains and losses.

Under the terms of this contract, the Company agrees to purchase South Korean won in exchange for U.S. dollars at a future date, generally within three months from the contract’s trade date.  Cash flows on foreign currency forward contracts are reported in operating activities.

The notional value of the forward contract entered into during the third quarter of 2016 was $50 million as of September 30, 2016.

The effects of these derivative instruments on the Consolidated Financial Statements were not material as of and for the three months ended September 30, 2016.

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

The notional values of these derivative instruments were $750 million as of September 30, 2016 and December 31, 2015.

The effects of these derivative instruments on the Consolidated Financial Statements were not material as of September 30, 2016 and December 31, 2015, and for the three and nine months ended September 30, 2016 and 2015.

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

The Company owns interests in security and real estate limited partnerships that are now defined as variable interest entities under ASU 2015-02 (see Note 2).  These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $1.9 billion across approximately 100 limited partnerships as of September 30, 2016 includes $1.0 billion reported in other long-term investments and commitments to contribute an additional $0.9 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of September 30, 2016, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

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

The Company is not the primary beneficiary of any of the variable interest entities described above and does not consolidate these entities because either:

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

For the nine months ended September 30, 2016, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $41 million pre-tax in the aggregate ($28 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily the result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$-	$1	$1	$2	$-	$-	$-	$-
Interest cost	50	49	149	146	3	3	8	8
Expected long-term return on plan assets	(62)	(66)	(186)	(199)	-	-	-	-
Amortization of:
Net loss from past experience	17	17	50	52	-	-	-	-
Prior service cost	-	-	-	-	(1)	(1)	(2)	(2)
Net cost	$5	$1	$14	$1	$2	$2	$6	$6

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  The Company did not make any pension contributions to these plans during the nine months ended September 30, 2016, and does not expect to make any such contributions for the remainder of 2016.

Note 12 — Debt

Short-term and long-term debt were as follows:

	September 30,	December 31,
(In millions)	2016	2015
Short-term:
Commercial paper	$-	$100
Current maturities of long-term debt	250	-
Other, including capital leases	21	49
Total short-term debt	$271	$149
Long-term:
$250 million, 5.375% Notes due 2017	$-	$249
$131 million, 6.35% Notes due 2018	131	131
$250 million, 4.375% Notes due 2020 (1)	260	254
$300 million, 5.125% Notes due 2020 (1)	307	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	311	304
$750 million, 4% Notes due 2022	743	743
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	893	892
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	295
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	22	32
Total long-term debt	$4,780	$5,020

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.  See Note 9 for further information about the Company’s interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – which is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 0.50.  The leverage ratio calculation excludes the following items that are included in accumulated other comprehensive loss on the Company’s consolidated balance sheets: net unrealized appreciation on fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension.

In addition to the $5.1 billion of debt outstanding as of September 30, 2016, the Company had $9.5 billion of borrowing capacity within the maximum debt coverage covenant in the credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of September 30, 2016 totaled $14 million.

The Company was in compliance with its debt covenants as of September 30, 2016.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30,
2016
Net unrealized appreciation, securities, July 1,	$1,135	$(367)	$768
Unrealized appreciation on securities arising during the period	94	(24)	70
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(6)	2	(4)
Net unrealized appreciation, securities arising during the period	88	(22)	66
Net unrealized appreciation, securities, September 30,	$1,223	$(389)	$834
Net unrealized appreciation, derivatives, July 1,	$5	$(2)	$3
Unrealized appreciation on derivatives arising during the period	2	-	2
Reclassification adjustment for (gains) included in shareholders’ net income (other operating expenses)	(4)	1	(3)
Net unrealized (depreciation) on derivatives arising during the period	(2)	1	(1)
Net unrealized appreciation, derivatives, September 30,	$3	$(1)	$2
Net translation of foreign currencies, July 1,	$(251)	$18	$(233)
Net translation of foreign currencies arising during the period	55	-	55
Net translation of foreign currencies, September 30,	$(196)	$18	$(178)
Postretirement benefits liability adjustment, July 1,	$(2,127)	$745	$(1,382)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(4)	12
Net change due to valuation update	(3)	-	(3)
Net postretirement benefits liability adjustment arising during the period	13	(4)	9
Postretirement benefits liability adjustment, September 30,	$(2,114)	$741	$(1,373)

2015
Net unrealized appreciation, securities, July 1,	$733	$(259)	$474
Unrealized (depreciation) on securities arising during the period	(37)	26	(11)
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	29	(10)	19
Net unrealized (depreciation), securities arising during the period	(8)	16	8
Net unrealized appreciation, securities, September 30,	$725	$(243)	$482
Net unrealized appreciation, derivatives, July 1,	$7	$(3)	$4
Unrealized appreciation on derivatives arising during the period	4	(1)	3
Net unrealized appreciation, derivatives, September 30,	$11	$(4)	$7
Net translation of foreign currencies, July 1,	$(165)	$17	$(148)
Net translation of foreign currencies arising during the period	(113)	1	(112)
Net translation of foreign currencies, September 30,	$(278)	$18	$(260)
Postretirement benefits liability adjustment, July 1,	$(2,240)	$785	$(1,455)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, September 30,	$(2,224)	$780	$(1,444)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30,
2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	606	(193)	413
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	5	(2)	3
Net unrealized appreciation, securities arising during the period	611	(195)	416
Net unrealized appreciation, securities, September 30,	$1,223	$(389)	$834
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation), derivatives arising during the period	(3)	1	(2)
Reclassification adjustment for (gains) included in shareholders’ net income (other operating expenses)	(4)	1	(3)
Net unrealized (depreciation), derivatives arising during the period	(7)	2	(5)
Net unrealized appreciation, derivatives, September 30,	$3	$(1)	$2
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	99	(3)	96
Net translation of foreign currencies, September 30,	$(196)	$18	$(178)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	48	(15)	33
Net change due to valuation update	(7)	2	(5)
Net postretirement benefits liability adjustment arising during the period	41	(13)	28
Postretirement benefits liability adjustment, September 30,	$(2,114)	$741	$(1,373)

2015
Net unrealized appreciation, securities, January 1,	$955	$(335)	$620
Unrealized (depreciation) on securities arising during the period	(226)	90	(136)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(4)	2	(2)
Net unrealized (depreciation), securities arising during the period	(230)	92	(138)
Net unrealized appreciation, securities, September 30,	$725	$(243)	$482
Net unrealized (depreciation), derivatives, January 1,	$(12)	$4	$(8)
Unrealized appreciation, derivatives arising during the period	11	(4)	7
Reclassification adjustment for losses included in shareholders’ net income (other operating expenses)	12	(4)	8
Net unrealized appreciation, derivatives arising during the period	23	(8)	15
Net unrealized appreciation, derivatives, September 30,	$11	$(4)	$7
Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies arising during the period	(207)	9	(198)
Net translation of foreign currencies, September 30,	$(278)	$18	$(260)
Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	50	(17)	33
Net change due to valuation update	12	(3)	9
Net postretirement benefits liability adjustment arising during the period	62	(20)	42
Postretirement benefits liability adjustment, September 30,	$(2,224)	$780	$(1,444)

Note 14 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rates of 38.1% for the nine months ended September 30, 2016 and 37.8% for the nine months ended 2015 reflect the health insurance industry tax that is not deductible for federal income tax purposes.  The effective tax rate for 2016 also reflects tax benefits associated with adopting ASU 2016-09 effective January 1, 2016 as described in Note 2, partially offset by the impact of certain costs related to the pending Anthem transaction that are not tax deductible.

As part of its global capital management strategy, the Company’s foreign operations retain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  The Company has accumulated undistributed foreign earnings of $2.8 billion as of September 30, 2016.  If the Company had intended to repatriate these foreign earnings to the U.S., the Company’s consolidated balance sheet would have included an additional $405 million of deferred tax liabilities as of September 30, 2016.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the nine months ended September 30, 2016.

C.  Other Tax Matters

The Internal Revenue Service (“IRS”) is expected to complete their examination of the Company’s 2011 and 2012 consolidated federal income tax returns during the fourth quarter of 2016, the result of which are expected to have minimal effect on consolidated shareholders net income.

Note 15 — Segment Information

The financial results of the Company’s businesses are reported in the following segments:

Global Health Care aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment:

•      The Commercial operating segment encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups and individuals.  Products and services include medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.

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

The Company uses “adjusted income (loss) from operations” as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•      Realized investment results are excluded because, as noted above, the Company’s portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•      Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company’s business operations.

•      Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.

For the three months and nine months ended September 30, 2016, the Company reported special item charges consisting of $49 million and $123 million of pre-tax costs ($46 million and $108 million after-tax) related to the proposed merger with Anthem.  Management excludes these costs from adjusted income from operations because the size and nature of the Anthem merger is not comparable with the Company’s previous acquisition activity.  See Note 3 for additional details.

For the three months and nine months ended September 30, 2016, the Company also reported special item charges consisting of $40 million of pre-tax costs ($25 million after-tax) related to litigation matters further described in Note 16.  These charges are excluded from adjusted income from operations because Management believes that the nature and size of these matters are not representative of the underlying results of the Company’s operations.

For the nine months ended September 30, 2015, the Company reported special item charges consisting of a $100 million pre-tax loss ($65 million after-tax) on the early extinguishment of debt described in more detail in Note 15 of the Company’s 2015 Form 10-K.  For the three months and nine months ended September 30, 2015, the Company reported special item charges consisting of $35 million of pre-tax costs ($29 million after-tax) related to the proposed merger with Anthem as previously described.

In connection with adopting ASU 2016-09 effective January 1, 2016, the Company recognized $25 million in adjusted income from operations for Corporate for the nine months ended September 30, 2016 for certain income tax effects of stock-based compensation.  See Note 2 for further discussion.

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended September 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,636	$837	$1,026	$28	$(4)	$9,523
Net investment income	77	29	85	87	4	282
Operating revenues	$7,713	$866	$1,111	$115	$-	$9,805
Total revenues	$7,775	$868	$1,128	$109	$-	$9,880
Shareholders’ net income (loss)	$413	$77	$65	$9	$(108)	$456
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(42)	-	(12)	5	1	(48)
Amortization of other acquired intangible assets, net	20	4	-	-	-	24
Special Item:
Charges associated with litigation matters	25	-	-	-	-	25
Merger-related transaction costs	-	-	-	-	46	46
Total special items	25	-	-	-	46	71
Adjusted income (loss) from operations	$416	$81	$53	$14	$(61)	$503

Three Months Ended September 30, 2015
Premiums, fees and other revenues and mail order pharmacy revenues	$7,323	$767	$980	$28	$(4)	$9,094
Net investment income	85	26	84	90	-	285
Operating revenues	$7,408	$793	$1,064	$118	$(4)	$9,379
Total revenues	$7,427	$792	$1,055	$119	$(4)	$9,389
Shareholders’ net income (loss)	$475	$58	$78	$17	$(81)	$547
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(14)	1	6	-	-	(7)
Amortization of other acquired intangible assets, net	21	3	-	-	-	24
Special Item:
Merger-related transaction costs	-	-	-	-	29	29
Adjusted income (loss) from operations	$482	$62	$84	$17	$(52)	$593

Nine Months Ended September 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$23,207	$2,425	$3,065	$83	$(14)	$28,766
Net investment income	230	82	253	270	13	848
Operating revenues	$23,437	$2,507	$3,318	$353	$(1)	$29,614
Total revenues	$23,510	$2,507	$3,356	$352	$(1)	$29,724
Shareholders’ net income (loss)	$1,414	$214	$81	$53	$(277)	$1,485
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(49)	1	(25)	1	1	(71)
Amortization of other acquired intangible assets, net	56	16	-	-	-	72
Special Item:
Charges associated with litigation matters	25	-	-	-	-	25
Merger-related transaction costs	-	-	-	-	108	108
Total special items	25	-	-	-	108	133
Adjusted income (loss) from operations	$1,446	$231	$56	$54	$(168)	$1,619

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Nine Months Ended September 30, 2015
Premiums, fees and other revenues and mail order pharmacy revenues	$22,110	$2,266	$2,934	$90	$(14)	$27,386
Net investment income	251	78	252	276	1	858
Operating revenues	$22,361	$2,344	$3,186	$366	$(13)	$28,244
Total revenues	$22,437	$2,344	$3,207	$373	$(13)	$28,348
Shareholders’ net income (loss)	$1,440	$195	$254	$61	$(282)	$1,668
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(50)	1	(13)	(6)	-	(68)
Amortization of other acquired intangible assets, net	64	12	-	-	-	76
Special Items:
Debt extinguishment costs	-	-	-	-	65	65
Merger-related transaction costs	-	-	-	-	29	29
Total special items	-	-	-	-	94	94
Adjusted income (loss) from operations	$1,454	$208	$241	$55	$(188)	$1,770

The Company had receivables, net of allowances, from CMS of $1.2 billion as of September 30, 2016 and $1.5 billion as of December 31, 2015.  These amounts were included in the Consolidated Balance Sheet in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 20% of consolidated revenues for the nine months ended September 30, 2016 and 21% for the nine months ended September 30, 2015.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2016, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $493 million as of September 30, 2016 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of September 30, 2016.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 7 for further information on the fair value hierarchy.

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

•                  all annuitants elected to receive their benefit on the next available date (2016 through 2022); and

•                  all underlying mutual fund investment values remained at the September 30, 2016 value of $892 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, this GMIB exposure is $762 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.  See Notes 6, 7 and 9 for further information on GMIB contracts.

C.  Certain Other Guarantees

The Company had indemnification obligations to lenders of up to $166 million as of September 30, 2016, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2018 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these indemnification obligations as of September 30, 2016.

As of September 30, 2016, the Company guaranteed that it would compensate the lessors for a shortfall of up to $41 million in the market value of certain leased equipment at the end of its leases.  Guarantees of $16 million expire in the fourth quarter of 2016 and $25 million expire in 2022.  The Company had liabilities for these guarantees of $19 million as of September 30, 2016.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of September 30, 2016 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2016.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.  For the nine months ended September 30, 2016 and 2015, charges related to guaranty fund assessments were immaterial to the Company’s results of operations.

The Company is aware that Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”) is in rehabilitation.  In 2012, the state court denied the regulator’s amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating Penn Treaty.  The regulator has appealed the court’s decision.  More recently, the state court has been holding settlement conferences to attempt to resolve outstanding issues with the rehabilitation plan.   In July 2016, the regulator, who is the rehabilitator, filed another amended petition for liquidation with the court.  Based on the developments in this matter, it is reasonably likely that a guaranty fund assessment related to Penn Treaty will be finalized either in the fourth quarter of 2016 or in 2017.  Due to the uncertainties surrounding this matter, the Company’s share of this guaranty fund assessment related to Penn Treaty is uncertain, but based on current information it is estimated at approximately $80 million after-tax.  The Company continues to monitor this situation.

E.  Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a global health services business.  These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, intellectual property claims and real estate-related disputes.  There are currently, and may be in the future, attempts to bring class action lawsuits against the industry.  The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities.  Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under the FASB’s guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 14.

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

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed.  Such matters are described below.  In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to net income.  The amount accrued represents the Company’s best estimate of the probable loss at the time.  If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range.  In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss.  In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of September 30, 2016 of approximately $230 million ($150 million after-tax) for the matters described below under “Litigation Matters” as well as litigation related to the Company’s claim processing practices for a commercial client.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  The parties continue to work towards obtaining agreement around differences in interpretation.  The timing of the resolution of these differences remains uncertain.  Once resolved, the Plan will be amended to comply with the agreed-upon interpretation of the District Court’s order and the benefits will begin to be paid.  The Company’s reserve for this litigation remains reasonable at September 30, 2016 based on a calculation consistent with the Company’s interpretation of the court order.

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

Regulatory Matters

CMS actions.  In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (“the Notice”) to the Company.  The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans.  The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans.  We continue to devote significant resources to our remediation efforts.  For the nine months ended September 30, 2016, costs related to our CMS audit response were approximately $80 million after-tax.

CMS imposed sanctions based on its findings of deficiencies with the Company’s operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration and compliance program. While we are working with CMS to address the audit findings and have the sanctions lifted as quickly as possible, these matters will not be resolved in time to participate in the 2017 Medicare Advantage and Part D annual enrollment period that began in October 2016 and ends on December 7, 2016. The impact of disenrollment is not material to 2016 consolidated revenues and earnings.  In 2017, Medicare enrollment and consolidated revenues will be materially impacted due to our inability to participate in annual enrollment.  However, management does not anticipate that 2017 shareholders’ net income will be materially affected because we expect to offset the margin impact of the revenue loss with several factors including significantly lower costs to remediate the sanctions and other operational efficiencies.

On October 12, 2016, CMS announced Medicare Star Quality Ratings (“Star Ratings”) for 2017 (see page 22 of our 2015 Form 10-K for further description of Star Ratings).  While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans included certain reductions which are primarily attributable to our CMS audit discussed above.  Under these revised Star Ratings, approximately 20% of our Medicare Advantage customers would be in a 4 Stars or greater plan. We do not believe that these Star Ratings reflect the quality offerings Cigna HealthSpring provides to beneficiaries.

We will work fully with CMS through their process as well as consider additional alternatives to ensure that final Star Ratings more accurately reflect our performance.  We remain committed to our partnership with CMS and to delivering quality products and services to seniors, while working to mitigate the impact these Star Ratings could have on our offerings in 2018.  There is no financial impact in 2016 or 2017 because these ratings apply to plans for the 2018 payment year.

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

Other Legal Matters

On July 21, 2016, the DOJ and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the merger with Anthem.  Trial is scheduled to begin on November 21, 2016.  The Company will continue to defend itself in this matter.

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

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2016 compared with December 31, 2015 and our results of operations for the three months and nine months ended September 30, 2016 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

Special items for the three months and nine months ended September 30, 2016 and September 30, 2015 were as follows:

•                  Costs related to the proposed merger with Anthem, Inc. (“Anthem”) of $49 million pre-tax ($46 million after-tax) for the three months ended September 30, 2016, $123 million pre-tax ($108 million after-tax) for the nine months ended September 30, 2016 and $35 million pre-tax ($29 million after-tax) for the three months and nine months ended September 30, 2015.  Management excludes these costs from adjusted income from operations because the size and nature of the Anthem merger is not comparable with our previous merger activity.  See Note 3 to the Consolidated Financial Statements for additional details.

•                  Costs related to litigation matters of $40 million pre-tax ($25 million after-tax) for the three months and nine months ended September 30, 2016.  Management excludes these costs from adjusted income from operations because the size and nature of these charges are not representative of our underlying results of operations.  See Note 16 to the Consolidated Financial Statements for additional details.

•                  Pre-tax loss related to the early extinguishment of debt of $100 million ($65 million after-tax) for the nine months ended September 30, 2015.  See Note 15 to the Consolidated Financial Statements in our 2015 Form 10-K for additional details.

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

Upon closing, our shareholders would receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  The closing price of Anthem common stock on November 2, 2016 was $122.99.  Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.

On July 21, 2016, the U.S. Department of Justice (“DOJ”) and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia seeking to block the merger.  Trial is scheduled to begin on November 21, 2016.  Cigna will continue to defend itself in this matter.  In light of the DOJ litigation, Cigna does not believe the transaction will close in 2016 and the earliest it could close is 2017, if at all.

See Note 3 to the Consolidated Financial Statements for additional details.  In addition, see Item 1A. – Risk Factors in our 2015 Form 10-K for risks to our business due to the proposed merger.

For further information on our business and strategy, please see Item 1, “Business” in our 2015 Form 10-K.

Executive Overview

This section includes a discussion of our consolidated financial results for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 as well as key trends and transactions impacting our business.  See Note 15 to the Consolidated Financial Statements for a description of our reporting segments.

Financial Summary

Summarized below are certain key measures of our performance for the three months and nine months ended September 30, 2016:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions, except per share amounts)	2016	2015	% Change	2016	2015	% Change
Total revenues	$9,880	$9,389	5%	$29,724	$28,348	5%
Operating revenues (1)
Global Health Care	$7,713	$7,408	4%	$23,437	$22,361	5%
Global Supplemental Benefits	866	793	9	2,507	2,344	7
Group Disability and Life	1,111	1,064	4	3,318	3,186	4
Other Operations	115	118	(3)	353	366	(4)
Corporate	-	(4)	100	(1)	(13)	92
Consolidated operating revenues	$9,805	$9,379	5%	$29,614	$28,244	5%
Shareholders’ net income (1)	$456	$547	(17)%	$1,485	$1,668	(11)%
Adjusted income from operations (1)
Global Health Care	$416	$482	(14)%	$1,446	$1,454	(1)%
Global Supplemental Benefits	81	62	31	231	208	11
Group Disability and Life	53	84	(37)	56	241	(77)
Other Operations	14	17	(18)	54	55	(2)
Corporate	(61)	(52)	(17)	(168)	(188)	11
Total adjusted income from operations	$503	$593	(15)%	$1,619	$1,770	(9)%
Earnings per share (diluted):
Shareholders’ net income (1)	$1.76	$2.10	(16)%	$5.72	$6.40	(11)%
Adjusted income from operations (1)	$1.94	$2.28	(15)%	$6.24	$6.79	(8)%

				As of September 30,
				2016	2015
Global medical customers (in thousands)				15,177	14,849	2%

(1) See Consolidated Results of Operations on page 53 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

Total revenues.  The increase in total revenues for the three months ended September 30, 2016, compared with the same period in 2015, reflected increased operating revenues discussed below and significantly higher realized investment gains.  See the Consolidated Results of Operations discussion on page 53 for further details on realized investment gains.

For the nine months ended September 30, 2016, total revenues increased compared with the same period in 2015, driven primarily by increased operating revenues.

Operating revenues increased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 in each of our ongoing reporting segments (Global Health Care, Global Supplemental Benefits and Group Disability and Life).  These increases were attributable primarily to growth in specialty businesses within our Global Health Care segment and in certain of our other targeted markets and segments. Higher premium rates in our health care businesses to recover medical cost trend also contributed to the increase.

Shareholders’ net income decreased for the three months ended September 30, 2016 compared with the same period in 2015 due to lower adjusted income from operations as discussed below, partially offset by the significant increase in realized investment gains.

For the nine months ended September 30, 2016 compared with the same period in 2015, shareholders’ net income decreased due primarily to lower adjusted income from operations.

Adjusted income from operations decreased for the three months ended September 30, 2016 compared with the same period in 2015.  These results were primarily attributable to the following factors:

•                  Lower earnings in our Global Health Care segment due primarily to costs related to our CMS audit response and a higher medical care ratio in the Government segment.

•                  Lower earnings in our Group Disability and Life segment due to unfavorable disability and life claims experience and the absence of the favorable impact of reserve reviews.  Although lower than last year, third quarter earnings for the Group Disability and Life segment recovered from the levels reported in the first half of 2016, as both disability and life claims experience improved.

Partially offsetting these factors were increased earnings in our Global Supplemental Benefits segment driven primarily by growth in our South Korea business.

For the nine months ended September 30, 2016, adjusted income from operations decreased compared with the same period in 2015, primarily resulting from the significant earnings decline in our Group Disability and Life segment due to the factors discussed above.  Improved earnings in our Global Supplemental Benefits segment partially offset this decline.

Global medical customers.  Our medical customer base increased as of September 30, 2016 compared with September 30, 2015 due to growth in our middle market, select, international and government market segments.

Further discussion of detailed components of revenue and expenses can be found in the “Consolidated Results of Operations” section of this MD&A beginning on page 53.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 59.

Health Care Industry Developments And Other Matters Affecting Our Global Health Care Segment

Our 2015 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“Health Care Reform” or “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS, and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of September 30, 2016.

Item	Description
Medicare Advantage (“MA”)

CMS actions:  In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (“the Notice”) to the Company.  The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans.  The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans.  We continue to devote significant resources to our remediation efforts.  For the nine months ended September 30, 2016, costs related to our CMS audit response were approximately $80 million after-tax.  See Note 16 to the Consolidated Financial Statements for additional information.

While we are working with CMS to address the audit findings and have the sanctions lifted as quickly as possible, these matters will not be resolved in time to participate in the 2017 Medicare Advantage and Part D annual enrollment period that began in October 2016 and ends on December 7, 2016. The impact of disenrollment is not material to 2016 consolidated revenues and earnings.  In 2017, Medicare enrollment and consolidated revenues will be materially impacted due to our inability to participate in annual enrollment.  However, management does not anticipate that 2017 shareholders’ net income will be materially affected because we expect to offset the margin impact of the revenue loss with several factors including significantly lower costs to remediate the sanctions and other operational efficiencies.

On October 12, 2016, CMS announced Medicare Star Quality Ratings (“Star Ratings”) for 2017 (see page 22 of our 2015 Form 10-K for further description of Star Ratings).  While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans included certain reductions which are primarily attributable to our CMS audit discussed above.  Under these revised Star Ratings, approximately 20% of our Medicare Advantage customers would be in a 4 Stars or greater plan.  We do not believe that these Star Ratings reflect the quality offerings Cigna HealthSpring provides to beneficiaries.

We will work fully with CMS through their process as well as consider additional alternatives to ensure that final Star Ratings more accurately reflect our performance. We remain committed to our partnership with CMS and to delivering quality products and services to seniors, while working to mitigate the impact these Star Ratings could have on our offerings in 2018. There is no financial impact in 2016 or 2017 because these ratings apply to plans for the 2018 payment year. However, if we are unsuccessful in restoring at least some of the Star Ratings, the effect in 2018 could be material to shareholders’ net income. The actual impact on earnings in 2018 could potentially be offset in part by our ability to restore some or all of our 2018 Star Ratings, modify our product offerings and implement operational efficiencies in the government business.

2017 MA Rates: Final MA reimbursement rates for 2017 were published by CMS in April 2016.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2017.

Health Care Reform Taxes and Fees - Industry Tax

Health Insurance Industry Tax:  This non-deductible tax is being levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  We recognized approximately $230 million in operating expenses for the nine months ended September 30, 2016 and 2015.  The industry assessment is $11.3 billion in both 2016 and 2015, and our full-year fee is approximately $310 million in both 2016 and 2015.  Because this tax is not deductible for federal income tax purposes, it negatively impacts our effective tax rate.  Of the full year 2016 tax, $170 million relates to our commercial business and $140 million to our Government business.

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

Item	Description
- Reinsurance Fee

Reinsurance Fee:  This fee, applicable only for 2014-2016, is a fixed dollar per customer levy that applies to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D.  Proceeds from the fee are being used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges.  For our insured business, the amount of the fee is expected to approximate $40 million in 2016 compared with $70 million in 2015 and is tax deductible.  The decrease in 2016 reflects a decline in the per-customer levy from $44 in 2015 to $27 in 2016.  We recorded approximately $30 million for the reinsurance fee for the nine months ended September 30, 2016 compared with approximately $60 million for the nine months ended September 30, 2015.  We incorporate these fees into target pricing actions.

Public Health Exchanges

Public Health Exchanges:  For 2016, we offered individual coverage on seven public health insurance exchanges in the following states: Arizona, Colorado, Georgia, Maryland, Missouri, Tennessee and Texas.  For 2017, we expect to offer individual coverage on seven public health insurance exchanges in the following states: Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia.

Risk Mitigation Programs

See Note 2(R) to the Consolidated Financial Statements in our Form 2015 10-K for a description of these programs that commenced in 2014 and our related accounting policy.

The following table presents the after-tax impact to shareholders’ net income of these programs for the three months and nine months ended September 30, 2016 and 2015 and our net receivable balances as of September 30, 2016 and December 31, 2015.

	After-tax Impact on Shareholders’ Net Income (1)
	Three Months Ended		Nine Months Ended		Net Receivable Balance (2)
	September 30,		September 30,		September 30,	December 31,
(In millions)	2016	2015	2016	2015	2016	2015
Reinsurance	$10	$33	$26	$104	$58	$158
Risk Adjustment	1	12	23	75	53	118
Risk Corridor	9	27	(6)	34	124	134
Total	$20	$72	$43	$213	$235	$410

(1) For the 2016 coverage year, we have accrued reinsurance recoveries at the 50% coinsurance rate prescribed by Health Care Reform.

(2) For the reinsurance program, receivables are reported in reinsurance recoverables.  Receivables, net of allowances, for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable.  Payables for the risk adjustment and risk corridor programs are netted in the receivable balance presented above, but are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

In the table above, the $43 million after-tax impact recorded for the nine months ended September 30, 2016 includes approximately $50 million related to the 2016 coverage year, and a $7 million reduction related to the 2015 coverage year.  The $213 million after-tax impact recorded for the nine months ended September 30, 2015 included approximately $193 million related to the 2015 coverage year and a $20 million increase related to the 2014 coverage year.

CMS has paid all amounts due under the 2014 reinsurance and risk adjustment programs and approximately 75% of amounts due under the 2015 reinsurance and risk adjustment programs. In addition, CMS has paid approximately 13% of insurers’ 2014 coverage year risk corridor receivables.  During the third quarter CMS announced 2015 risk corridor submissions are still undergoing review; however, based on preliminary analysis it anticipates that all 2015 collections will be used towards outstanding 2014 obligations and no funds will be available at this time for 2015 risk corridor payments.  CMS also reiterated its legal obligation to pay insurers under the risk corridor program as required by the Affordable Care Act.  If CMS’ risk corridor program collections, including carryovers from prior years, are insufficient to satisfy its payment obligations, CMS has stated that it will explore other funding sources subject to the availability of appropriations that may require congressional approval.  Additionally, in response to other carriers’ litigation requesting payment of outstanding risk corridor balances, the DOJ filed motions to dismiss on the grounds that the ACA does not require CMS to make risk corridor payments beyond collections from carriers.  The court is expected to rule on each of these motions in the coming months.  We are continuing to monitor developments related to the risk corridor program funding.  If the court were to accept the DOJ’s argument, full collection of risk corridor receivables could be at risk.

CONSOLIDATED RESULTS OF OPERATIONS

Summarized below are our results of operations on a GAAP basis:

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,				September 30,
(In millions)	2016	2015	% Change		2016	2015	% Change
Premiums	$7,605	$7,347	4%		$23,005	$22,181	4%
Fees and other revenues	1,156	1,104	5		3,554	3,359	6
Net investment income	282	285	(1)		848	858	(1)
Mail order pharmacy revenues	762	643	19		2,207	1,846	20
Consolidated operating revenues	9,805	9,379	5		29,614	28,244	5
Net realized investment gains	75	10	N/M		110	104	6
Total revenues	9,880	9,389	5		29,724	28,348	5
Global Health Care medical costs	4,692	4,539	3		14,230	13,720	4
Other benefit expenses	1,343	1,230	9		4,125	3,698	12
Mail order pharmacy costs	638	532	20		1,842	1,553	19
Operating expenses	2,428	2,171	12		7,038	6,587	7
Amortization of other acquired intangible assets, net	37	39	(5)		115	122	(6)
Total benefits and expenses	9,138	8,511	7		27,350	25,680	7
Income before taxes	742	878	(15)		2,374	2,668	(11)
Income taxes	290	334	(13)		905	1,009	(10)
Net income	452	544	(17)		1,469	1,659	(11)
Less: net (loss) attributable to noncontrolling interests	(4)	(3)	(33)		(16)	(9)	(78)
Shareholders’ net income	$456	$547	(17)%		$1,485	$1,668	(11)%

A reconciliation of shareholders’ net income to adjusted income from operations follows:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
FINANCIAL SUMMARY (In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Shareholders’ net income	$456	$547	(17)%		$1,485	$1,668	(11)%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(48)	(7)			(71)	(68)
Amortization of other acquired intangible assets, net	24	24			72	76
Special items:
Charges associated with litigation matters	25	-			25	-
Debt extinguishment costs	-	-			-	65
Merger-related transaction costs	46	29			108	29
Total special items	71	29			133	94
Adjusted income from operations	$503	$593	(15)%		$1,619	$1,770	(9)%

Other Key Consolidated Financial Data
Earnings per share (diluted):
Shareholders’ net income	$1.76	$2.10	(16)%		$5.72	$6.40	(11)%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(0.19)	(0.02)			(0.27)	(0.26)
Amortization of other acquired intangible assets, net	0.09	0.09			0.28	0.29
Special items:
Charges associated with litigation matters	0.10	-			0.10	-
Debt extinguishment costs	-	-			-	0.25
Merger-related transaction costs	0.18	0.11			0.41	0.11
Adjusted income from operations	$1.94	$2.28	(15)%		$6.24	$6.79	(8)%
Global medical customers (in thousands)					15,177	14,849	2%
Effective tax rate	39.1%	38.0%	(110)	bps	38.1%	37.8%	(30)	bps

CONSOLIDATED RESULTS OF OPERATIONS

•      Revenues.  Components of the increase in total revenues for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 are discussed further below.

•      Premiums.  The increases reflect growth in each of our ongoing operating segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These favorable results are primarily attributable to customer growth in certain of our market segments, including specialty health care businesses, and higher premium rates in our health care businesses consistent with medical cost trend.

•      Fees and other revenues.  The increases were largely the result of customer growth in our administrative services only business including contributions from specialty products offered through our Global Health Care segment.

•      Net investment income was slightly lower in each period reflecting lower investment yields from the continued low interest rate environment, partially offset by higher average invested assets.

•      Mail order pharmacy revenues.  The increase in each period was driven by higher volume, primarily for injectable medications, due to the increased use of home delivery by our growing customer base.

•      Realized investment results increased substantially for the three months ended September 30, 2016 compared with the same period in 2015 due primarily to significantly reduced impairment losses on below investment grade fixed maturities.  For the nine months ended September 30, 2016, realized investment results increased slightly compared with the same period in 2015, reflecting significantly lower impairment losses on below investment grade fixed maturities offset by lower gains from sales of equity securities.  See Note 8 to the Consolidated Financial Statements for additional information.

•      Global Health Care medical costs.  The increases for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, were due primarily to growth in both our specialty businesses and the Government segment.  To a lesser extent, medical cost inflation contributed to the increases.

•      Other benefit expenses.  The increase for the three months ended September 30, 2016 compared with the same period in 2015, resulted primarily from business growth in the Group Disability and Life and Global Supplemental Benefits segments and unfavorable claims experience in the Group Disability and Life segment.  For the nine months ended September 30, 2016, the increase compared with the same period in 2015 was due primarily to unfavorable claims experience in the Group Disability and Life segment and business growth in the Group Disability and Life and Global Supplemental Benefits segments.

•      Mail order pharmacy costs.  The increases for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, were driven by higher volume, primarily for injectable medications, due to the increased use of home delivery by our growing customer base.

•      Operating expenses.  The increases for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, were primarily the result of costs related to our CMS audit response, business growth and strategic investments across our segments.

•      Special items.  The special item charges for the three months and nine months ended September 30, 2016 include the after-tax impact of legal, advisory and other transaction costs directly related to our proposed merger with Anthem and the after-tax impact of certain litigation matters.  See Note 3 to the Consolidated Financial Statements for additional details about the merger.  See Note 16 to the Consolidated Financial Statements for additional details about litigation matters.

The special item charges for the nine months ended September 30, 2016 included both merger-related transaction costs and the after-tax impact of litigation matters.  The special item charges for the nine months ended September 30, 2015 included both merger-related transaction costs and the after-tax impact of the loss on the early extinguishment of debt.  See Note 12 to the Consolidated Financial Statements for additional details of the debt transaction.

•      Effective tax rates.  The increase in our effective tax rate for the three months ended September 30, 2016 compared with the same period in September 30, 2015, was largely driven by an increase in certain merger-related transaction costs reported in 2016 that are not tax deductible.  Our effective tax rate for the nine months ended September 30, 2016 increased compared with the same period in September 30, 2015, due to the increase in non-tax deductible merger-related transaction costs offset by the tax benefits associated with adopting ASU 2016-09 as discussed in Note 2 to the Consolidated Financial Statements.

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

•      using proceeds from issuance of debt and equity securities; and

•      borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2016	2015
Operating activities (1)	$3,074	$1,797
Investing activities	$(1,589)	$(297)
Financing activities (1)	$(255)	$(503)

(1) As required in adopting ASU 2016-09, the Company retrospectively reclassified $78 million of cash payments from operating to financing activities for the nine months ended September 30, 2015.  These payments were related to employee tax obligations associated with stock compensation.  The comparable amount reported in financing activities for the nine months ended September 30, 2016 was $69 million.  See Note 2 to the Consolidated Financial Statements for further discussion.

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

Operating activities

Cash provided by operating activities increased for the nine months ended September 30, 2016 compared with the same period in 2015, primarily driven by approximately $775 million received early from CMS for October payments and the timing of receipts for Medicare Part D and Medicare Advantage programs.

Investing activities

Cash used in investing activities increased for the nine months ended September 30, 2016 compared with the same period in 2015, primarily due to lower investment sales and maturities combined with higher purchases of short term investments.

Financing activities

Cash used in financing activities decreased for the nine months ended September 30, 2016 compared with the same period in 2015, primarily due to lower volume of share repurchases offset by lower proceeds from issuance of stock.

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

Through November 3, 2016, we had repurchased 0.8 million shares for $110 million under our share repurchase program.  The remaining share repurchase authority as of November 3, 2016 was $725 million.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2016	2015	2016	2015
Interest expense	$63	$62	$188	$190

Interest expense presented above for the nine months ended September 30, 2015 excludes losses on the early extinguishment of debt.

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

At September 30, 2016, there was $2.2 billion in cash and marketable investments available at the parent company level.  For the remainder of 2016, the parent company’s cash obligations are primarily for interest payments of approximately $60 million.  The parent company also has $250 million of debt obligations that will mature in the first quarter of 2017.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2015 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of September 30, 2016, the parent company had approximately $68 million of net intercompany loans receivable from its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion, subject to the maximum debt leverage covenant in the credit agreement.  As of September 30, 2016, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $9.5 billion within the maximum debt leverage covenant in the credit agreement described in Note 12 to the Consolidated Financial Statements, in addition to the $5.1 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the U.S. in support of the liquidity and capital needs of our foreign operations.  As of September 30, 2016, undistributed earnings were approximately $2.8 billion.  If repatriated, approximately $340 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.  Cash and cash equivalents in foreign operations are held primarily to meet local liquidity and surplus needs with excess funds generally invested in longer duration, high quality securities.

Pension update.  As of September 30, 2016, discount rates used annually to measure pension liabilities had declined by approximately 75 basis points since December 31, 2015, reflecting continuing market volatility.  As required by GAAP, the Company will update its pension liability at December 31, 2016 using an updated discount rate and actual year-end pension assets.  If discount rates remain at their September 30, 2016 levels and asset performance for the balance of 2016 is in line with our assumptions, the pension liability is expected to increase by approximately $300 million at December 31, 2016 resulting in an after-tax decline in shareholders’ equity of approximately $200 million.  The amount of the year-end 2016 adjustment will be influenced by the movement of discount rates and investment markets during the remainder of 2016.  This potential increase in the pension liability is not expected to increase 2017 pension expense or expected funding, resulting in no material impact to the Company’s 2017 results of operations or liquidity.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  We have updated our contractual obligations previously provided in our 2015 Form 10-K for the following item:

•      Investment commitments: the Company has entered into new commitments primarily to invest in security and real estate limited partnerships.  See Note 10 to the Consolidated Financial Statements for additional information.  These investment commitments are reported along with future service commitments as purchase obligations in the below table.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Off-Balance Sheet
Purchase obligations	$1,258	$381	$596	$182	$99

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2015 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2015 Form 10-K.  As of September 30, 2016, there are no significant changes to the critical accounting estimates from what was reported in our 2015 Form 10-K except as noted below.

Goodwill

Our annual evaluations of goodwill for impairment were completed during the third quarter of 2016.  These evaluations were performed at the reporting unit level, based on discounted cash flow analyses and market data.

Our evaluation of the Government reporting unit indicated that its fair value could decrease by approximately 15% before an indication of goodwill impairment occurs.  The fair value of this reporting unit has declined since December 31, 2015 primarily reflecting an update of management’s assessment of the potential effects of CMS sanctions and updated Star Ratings discussed in the “Overview” section of this MD&A.

The estimated fair value of each of our remaining reporting units exceeded their carrying values by a substantial margin.

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

See the MD&A Overview on page 47 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction on page 59, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•      customer growth;

•      sales of specialty products;

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,		Change	September 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)
Operating revenues	$7,713	$7,408	4%	$23,437	$22,361	5%
Adjusted income from operations	$416	$482	(14)%	$1,446	$1,454	(1)%
Adjusted margin	5.4%	6.5%	(110)bps	6.2%	6.5%	(30)bps
Medical Care Ratios:
Commercial	79.4%	79.3%	(10)bps	78.0%	77.3%	(70)bps
Government	85.3%	83.6%	(170)bps	85.9%	85.9%	-bps
Consolidated Global Health Care	81.6%	81.0%	(60)bps	81.1%	80.7%	(40)bps
Operating expense ratio	22.1%	20.8%	(130)bps	21.3%	21.0%	(30)bps

				As of September 30,
(In thousands)				2016	2015	% Change
Customers:
Total commercial risk				2,541	2,492	2%
Total government				583	558	4
Total risk				3,124	3,050	2
Service				12,053	11,799	2
Total medical customers				15,177	14,849	2%

				As of
(In millions)				September 30, 2016	December 31, 2015	% Change
Global Health Care medical costs payable				$2,550	$2,355	8%

Adjusted income from operations.  The decrease for the three months ended September 30, 2016 compared with the same period in 2015, is attributable to lower earnings in our Government segment reflecting higher operating expenses primarily due to costs related to our CMS audit response and a higher medical care ratio.  These decreases were partially offset by increased contributions from specialty products in our Commercial segment.

Adjusted income from operations is essentially flat for the nine months ended September 30, 2016 compared with the same period in 2015, reflecting lower earnings in our Government segment primarily driven by costs related to our CMS audit response.  This decrease was offset by earnings growth in our Commercial segment, primarily due to increased contributions from specialty products partially mitigated by lower margins in our U.S. Individual business.

Operating revenues.  The increase for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, was primarily due to customer growth in our specialty and Medicare Advantage businesses, as well as increased fulfillment volumes through our home delivery pharmacy.  In addition, the increase reflects higher premium rates for most products in our U.S. health care businesses primarily to recover underlying medical cost trend.  These increases were partially offset by lower customer volumes in our Medicare Part D and U.S. Individual businesses.

Medical care ratios.  For the three months ended September 30, 2016 compared with the same period in 2015, the Commercial medical care ratio was essentially unchanged, reflecting lower premium due to reduced Health Care Reform mandated fees offset by the impact of a business mix shift from individual to employer within our commercial book of business.

For the nine months ended September 30, 2016 compared with the same period in 2015, the commercial medical care ratio increased, primarily reflecting lower premium due to reduced Health Care Reform mandated fees and less favorable prior year reserve development.

For the three months ended September 30, 2016, the government medical care ratio increased compared with the same period in 2015, primarily due to unfavorable medical costs in our Medicaid business and less favorable prior period claim development.

For the nine months ended September 30, 2016, the government medical care ratio was flat compared with the same period in 2015, reflecting unfavorable medical costs in our Medicaid business and less favorable prior period claim development, offset by improvements in the Medicare Part D business.

Operating expense ratio.  The operating expense ratio increased for the three months ended September 30, 2016, compared with the same period in 2015, primarily reflecting costs related to our CMS audit response.  Excluding those costs, the operating expense ratio increased slightly, reflecting business initiative investments to enhance our capabilities mostly offset by higher revenue.

The operating expense ratio increased slightly for the nine months ended September 30, 2016, compared to the same period in 2015, primarily reflecting costs related to our CMS audit response.  Excluding those costs, the operating expense ratio decreased slightly, reflecting higher revenue and operating efficiencies, partially offset by business initiative investments to enhance our capabilities.

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

Our medical customer base as of September 30, 2016 was higher than the same period in 2015, primarily driven by strong sales in our middle market, select, international and government market segments.

Global Health Care Medical Costs Payable

Medical costs payable was higher at September 30, 2016 compared to December 31, 2015, primarily due to seasonality in our stop loss products and customer growth.  (See Note 5 to the Consolidated Financial Statements for additional information.)

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 59, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,		Change	September 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)	2016	2015	Favorable (Unfavorable)
Operating revenues	$866	$793	9%	$2,507	$2,344	7%
Adjusted income from operations	$81	$62	31%	$231	$208	11%
Operating revenues, using 2016 currency exchange rates	$866	$804	8%	$2,507	$2,273	10%
Adjusted income from operations, using 2016 currency exchange rates	$81	$65	25%	$231	$200	16%
Adjusted margin	9.4%	7.8%	160bps	9.2%	8.9%	30bps
Loss ratio	54.7%	54.6%	(10)bps	55.4%	55.3%	(10)bps
Acquisition cost ratio	18.2%	20.2%	200bps	18.3%	19.1%	80bps
Expense ratio (excluding acquisition costs)	17.3%	18.4%	110bps	17.6%	17.7%	10bps

Adjusted income from operations increased for the three and nine months ended September 30, 2016 compared with the same periods in 2015, reflecting lower acquisition and operating cost ratios.  Business growth, primarily in South Korea, also contributed to the favorable results.  These factors were partially offset by higher income taxes primarily driven by less favorable tax adjustments and  increased earnings in higher tax rate jurisdictions.

Operating revenues increased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, primarily due to new sales, particularly in South Korea and the U.S., partially offset by lower premiums in the U.K.  The impact of foreign currency movements was favorable for three months ended September 30, 2016, and unfavorable for the nine months ended September 30, 2016 compared with the same periods in 2015.

The segment loss ratio was flat for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, reflecting a change in business mix toward products with higher loss ratios in South Korea and the U.S. and higher claims in the U.S. offset by favorable claims experience in South Korea.

The acquisition cost ratio decreased for the three months and nine months ended September 30, 2016 due to lower spending and amortization in certain markets, as well as a shift toward higher premium products with lower acquisition costs, primarily in South Korea and the U.S.

The operating expense ratio (excluding acquisition costs) decreased for the three months ended September 30, 2016 compared with the same period in 2015, reflecting operating efficiencies.  For the nine months ended September 30, 2016, the operating expense ratio was flat compared to the same period in 2015, reflecting operating efficiencies largely offset by strategic business investments, mainly in the U.S. and South Korea.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s revenues and 90% of the segment’s earnings for the nine months ended September 30, 2016.  For the nine months ended September 30, 2016, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated revenues and 13% of shareholders’ net income.

As a global company, our business is exposed to risks inherent in foreign operations.  While we continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union and the political unrest in Turkey, we do not expect these events to materially impact the results of the Global Supplemental Benefits segment in 2016 or 2017.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 59, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•      premium growth, including new business and customer retention;

•      net investment income;

•      benefit expenses as a percentage of premiums (loss ratio); and

•      operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,		Change		September 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Operating revenues	$1,111	$1,064	4%		$3,318	$3,186	4%
Adjusted income from operations	$53	$84	(37)%		$56	$241	(77)%
Adjusted margin	4.8%	7.9%	(310)	bps	1.7%	7.6%	(590)	bps
Loss ratio	80.4%	76.2%	(420)	bps	85.2%	76.8%	(840)	bps
Expense ratio	22.9%	21.5%	(140)	bps	22.6%	21.6%	(100)	bps

During 2016, the Group Disability and Life segment encountered significant unfavorable claims experience in its disability and life businesses that has caused earnings to decline from the prior year.  In the third quarter of 2016, claim experience improved compared with the first half of the year. The following discussion provides further context for this claim experience.

Disability:  As previously reported, we implemented modifications to our disability claims management process in the first quarter of 2016 to drive improved quality and consistency.  These modifications extended the claims processing cycle and lowered the disability claim resolution rate.  As our modified disability claims management process continued to mature in the third quarter of 2016, our claim resolution rate significantly improved compared with the first half of 2016. As overall claim metrics continue to improve, management expects disability margins to continue to increase over the remainder of 2016 and into 2017.

Unfavorable claim experience in the third quarter of 2016, compared with the same period in 2015, was driven by higher open claim counts due to the lower claim resolution rates in the first half of 2016 as discussed above.

Life:  We experienced a period of elevated life claims in the second quarter of 2016, driven by substantially higher new claim incidence and sizes, both of which improved in June and throughout the third quarter of 2016.  Unfavorable claim experience in the third quarter of 2016, compared with the same period in 2015, reflected higher claim sizes.

Adjusted income from operations.  Results for the three and nine months ended September 30, 2016 decreased compared with the same periods in 2015 due to unfavorable disability and life claims experience as discussed above as well as the impact of reserve reviews and a higher operating expense ratio.  Although lower than the same period last year, third quarter 2016 results represent an improvement compared with the first half of 2016 due to improved claims experience in the disability and life businesses.

The annual disability reserve review completed in the third quarter of 2016 had an immaterial impact, compared with a favorable impact of $11 million after-tax for reviews completed in the same period in 2015.  Results for the nine months ended September 30, 2016 included the unfavorable after-tax effect of reserve reviews of $18 million, compared to a favorable after-tax impact of $48 million for the same period in 2015.

Operating revenues increased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, reflecting business growth due to new sales and strong customer retention.

The segment’s loss ratio increased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, driven by the unfavorable life and disability claims experience and reserve review impacts described above.

Operating expense ratio.  The operating expense ratio increased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015, primarily reflecting higher claim management costs.

Other Operations

As described in the Segment Reporting introduction on page 59, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

	Three Months Ended				Nine Months Ended
FINANCIAL SUMMARY	September 30,		Change		September 30,		Change
(In millions)	2016	2015	Favorable (Unfavorable)		2016	2015	Favorable (Unfavorable)
Operating revenues	$115	$118	(3)%		$353	$366	(4)%
Adjusted income from operations	$14	$17	(18)%		$54	$55	(2)%
Adjusted margin	12.2%	14.4%	(220)	bps	15.3%	15.0%	30	bps

Adjusted income from operations decreased for the three months and nine ended September 30, 2016 compared with the same periods in 2015 primarily due to lower interest margins and, for the three months, less favorable claims experience due to higher mortality in COLI.

Operating revenues decreased for the three months and nine months ended September 30, 2016 compared with the same periods in 2015 primarily due to lower investment income yields, lower deferred gain amortization from the sold businesses and, for the nine months, lower experience rated premiums in COLI.

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

	Three Months Ended			Nine Months Ended
FINANCIAL SUMMARY	September 30,			September 30,
(In millions)	2016	2015	% Change	2016	2015	% Change
Adjusted loss from operations	$(61)	$(52)	(17)%	$(168)	$(188)	11%

Corporate’s adjusted loss from operations was higher for the three months ended September 30, 2016 compared with the same period in 2015, mainly due to higher operating expenses partially offset by higher investment income.  Corporate’s adjusted loss from operations was lower for the nine months ended September 30, 2016 compared with the same period in 2015, mainly due to adopting ASU 2016-09 effective January 1, 2016, as further discussed in Note 2 to the Consolidated Financial Statements, and higher net investment income partially offset by higher operating expenses.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of September 30, 2016 and December 31, 2015.  Additional information regarding our investment assets and related accounting policies is included in Notes 7, 8, 9, 10 and 13 to the Consolidated Financial Statements.

	September 30,	December 31,
(In millions)	2016	2015
Fixed maturities	$21,244	$19,455
Equity securities	188	190
Commercial mortgage loans	1,822	1,864
Policy loans	1,442	1,419
Other long-term investments	1,408	1,404
Short-term investments	997	381
Total	$27,101	$24,713

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

The following table reflects our fixed maturity portfolio by type of issuer as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(In millions)	2016	2015
Federal government and agency	$750	$779
State and local government	1,508	1,641
Foreign government	2,322	2,014
Corporate	16,165	14,448
Mortgage-backed	36	49
Other asset-backed	463	524
Total	$21,244	$19,455

The fixed maturity portfolio value increased during the nine months ended September 30, 2016, reflecting increased investment in fixed maturities and the impact of decreased market yields on market valuations.  Although overall asset values are well in excess of amortized cost, there are specific securities with amortized cost in excess of fair value by $49 million in aggregate as of September 30, 2016.  See Note 8 to the Consolidated Financial Statements for further information.

As of September 30, 2016, $18.9 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.3 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed since December 31, 2015.

Our investment in state and local government securities, with an average quality rating of Aa2 is diversified by issuer and geography with no single exposure greater than $30 million.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of September 30, 2016.  These investments are primarily concentrated in Asia consistent with the geographic distribution of our international business operations.  Foreign government obligations also include $236 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

As of September 30, 2016, corporate fixed maturities include private placement investments of $5.4 billion that are generally less marketable than publicly-traded bonds.  However, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.  Corporate fixed maturities include $314 million of investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.  Corporate fixed maturities also include investments in the energy and natural gas sector of $1.7 billion with gross unrealized losses of $9 million.  These investments have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $40 million.

We have approximately $25 million of aggregate corporate fixed maturity investments in China-based companies.  In addition to amounts classified in fixed maturities on our Consolidated Balance Sheet, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity has an investment portfolio of approximately $3.3 billion that is primarily invested in diversified corporate and government fixed maturities and has no investments with a material unrealized loss as of September 30, 2016.

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

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2016.  For a discussion of the results of this review and changes in key loan metrics, see Note 8 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.

The $1.8 billion commercial mortgage loan portfolio consists of approximately 65 loans, including one impaired loan with a carrying value of $21 million, net of a $5 million reserve, that is classified as a problem loan.  We have $140 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment or equity value averaging 30%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.4 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, investments are diversified across approximately 115 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeds 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2016 or 2015.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2016			December 31, 2015
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$28	$(18)	$10	$3	$(1)	$2
Problem commercial mortgage loans	26	(5)	21	90	(11)	79
Foreclosed real estate	51	-	51	-	-	-
Total problem investments	$105	$(23)	$82	$93	$(12)	$81
Potential problem bonds	$57	$(16)	$41	$55	$(23)	$32
Potential problem commercial mortgage loans	-	-	-	64	(4)	60
Total potential problem investments	$57	$(16)	$41	$119	$(27)	$92

The increase in foreclosed real estate during 2016 reflects foreclosing on a commercial mortgage loan classified as a problem loan as of December 31, 2015.  The decrease in potential problem mortgage loans in 2016 was due to full payoff of one loan and partial payoff and subsequent reclassification to good standing of another loan due to improved loan metrics.

Investment Outlook

Global financial markets have exhibited continued volatility during the first nine months of 2016 reflecting global economic and political uncertainty, led by concerns about the United Kingdom’s decision to exit the European Union and China’s decelerating economic growth, as well as the negative and potentially destabilizing impacts from cyclically low energy prices.  The near-term impact of these events has not materially impacted our financial condition or liquidity; however, we continue to closely monitor global macroeconomic trends and the potential impact to our investment portfolio.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest-rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk — Financial Instruments” included in Part II, Item 7 of our 2015 Form 10-K.

The loss in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments increased from approximately $865 million at December 31, 2015 to approximately $925 million at September 30, 2016.  The increased interest rate sensitivity results primarily from increased asset purchases and valuation increases of our fixed maturities and long-term debt resulting from lower market yields during the nine months ended September 30, 2016.

Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities.  Due to an increase in the amount of these investments during the nine months ended September 30, 2016 that are primarily denominated in the South Korean won, the loss in fair value of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies increased from approximately $340 million at December 31, 2015 to approximately $425 million at September 30, 2016.

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

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2016	310	$ 128.89	-	$ 725,000,122
August 1-31, 2016	1,151	$ 129.08	-	$ 725,000,122
September 1-30, 2016	260	$ 128.48	-	$ 725,000,122
Total	1,721	$ 128.96	-	N/A

(1)             Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 310 shares in July, 1,151 shares in August and 260 shares in September 2016.

(2)             Cigna has had a repurchase program for many years, and has had varying levels of repurchase authority and activity under this program.  The program has no expiration date.  Cigna suspends activity under this program from time to time and also removes such suspensions, generally without public announcement.  Remaining authorization under the program was approximately $725 million as of November 3, 2016.

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

Cigna Corporation

Date:	November 3, 2016
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1	Agreement and Release between the Company and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed on October 21, 2016
10.2	Advisory Services Agreement between the Company and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed on October 21, 2016
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1