Form 10-K
period 2016-12-31
CIGNA CORP
filed 2017-02-23
CIK 701221

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3
TABLE OF CONTENTS 4
TABLE OF CONTENTS 5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $32.7 billion.

As of January 31, 2017, 257,052,404 shares of the registrant's Common Stock were outstanding.

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2017 annual meeting of shareholders.

FREQUENTLY REQUESTED 10-K INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on Cigna's current expectations and projections about future trends, events and uncertainties. These statements are not historical facts. Forward-looking statements may include, among others, statements concerning our business strategy and strategic or operational initiatives including our ability to deliver personalized and innovative solutions for customers and clients; future growth and expansion; future financial or operating performance; economic, regulatory or competitive environments; our projected cash position, future pension funding and financing or capital deployment plans; the proposed merger between Cigna and Anthem, Inc. ("Anthem") and litigation related thereto; statements regarding the timing of resolution of the issues raised by the Centers for Medicare and Medicaid Services ("CMS"); and other statements regarding Cigna's future beliefs, expectations, plans, intentions, financial condition or performance. You may identify forward-looking statements by the use of words such as "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "may," "should," "will" or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such strategic transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits including the CMS review and sanctions, investigations, actions and guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; ongoing litigation with respect to the ruling of the District Court enjoining the merger, including the appeal of that ruling; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the ruling enjoining the merger; uncertainty as to litigation with respect to the termination of the merger agreement, the reverse termination fee, declaratory judgments with respect to the foregoing and/or contract and non-contract damages for claims filed against Anthem; the risk that a government entity or court of competent jurisdiction, in any litigation, arbitration or other forum, finds in any binding or non-binding decision that Cigna has not complied, in full or in part, with its obligations under the merger agreement or that Cigna is liable for any breach, willful or otherwise, of the merger agreement; uncertainty as to whether and, if so, when Anthem will pay the reverse termination fee; uncertainty as to litigation with respect to the suit initiated by Anthem against Cigna, including for contract and non-contract damages with respect to the transactions contemplated in the merger agreement; competitive responses to the ruling; the inability to retain key personnel; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; if the merger is consummated, the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; if the merger is consummated, the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including a failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC") as well as the risks and uncertainties described in Anthem's most recent report on Form 10-K and subsequent reports filed with the SEC.

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

In an increasingly retail-oriented marketplace, we focus on delivering affordable and personalized products and services to customers through employer-based, government sponsored and individual coverage arrangements. We increasingly collaborate with health care providers to continue the transition from volume-based fee for service arrangements toward a more value-based system designed to increase quality of care, lower costs and improve health outcomes. We operate a customer-centric organization enabled by keen insights regarding customer needs, localized decision-making and talented professionals committed to bringing our "Together All the Way" brand promise to life.

In particular, over the past several years, to achieve the goals of better health, affordability, localization and an improved experience for the customer, we have continued expanding our participation in collaborative care and other delivery arrangements with health care professionals across the care delivery spectrum, including large and small physician groups, specialist groups and hospitals. More recently, we have developed innovative tools and flexible provider arrangements that provide a truly personalized customer experience. These arrangements and tools are discussed in more detail in the "Global Health Care" section of this Annual Report on Form 10-K ("Form 10-K") beginning on page 3.

We present the financial results of our businesses in the following three reportable segments:

Global Health Care aggregates the Commercial and Government operating segments.

•
The Commercial operating segment encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups, and individuals. In this segment, we refer to employer or other groups as the "client" and the individual as the "customer." Products and services include medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.
CIGNA CORPORATION - 2016 Form 10-K 1

Back to Contents

PART I
ITEM 1. Business

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

Financial Results for the year ended and as of December 31, 2016 (in billions)

Consolidated basis:		Consolidated basis:
Total revenues	$39.7	Shareholders' net income	$1.9
Operating revenues (1)	$39.5	Adjusted income from operations (1)	$2.1
Total assets	$59.4	Total shareholders' equity	$13.7
Reportable segments results (2):		Reportable segments results (2):
Operating revenues (1)	$39.0	Adjusted income from operations (1)	$2.3

(1)
See page 36 for the definition of these metrics.

(2)
Global Health Care, Global Supplemental Benefits and Group Disability and Life segments

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

Proposed Merger with Anthem, Inc. ("Anthem")

On July 23, 2015, we entered into a definitive agreement to engage in a series of transactions to merge Cigna with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company. At special shareholders' meetings in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement. Upon closing, our shareholders would receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.

Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger. On July 21, 2016, the U.S. Department of Justice ("DOJ") and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the "District Court") seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial. On February 8, 2017, the District Court issued an order enjoining the proposed merger. Anthem appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Cigna appealed following the Chancery Court decision described below, and oral arguments for the appeal are scheduled for March 24, 2017.

On February 14, 2017, Cigna delivered a notice to Anthem terminating the merger agreement and filed suit in the Delaware Court of Chancery (the "Chancery Court") seeking, among other things, declaratory judgment that Cigna's termination of the merger agreement is lawful and that Anthem does not have the right to extend the merger agreement termination date. Later that day, Anthem filed a lawsuit in the Chancery Court against us seeking, among other things, a temporary restraining order to enjoin Cigna from terminating the merger agreement, specific performance and damages, and, on February 15, 2017, the Chancery Court issued an order temporarily enjoining the Company from terminating the merger agreement. This order will be subject to further review at a preliminary injunction hearing.

See Notes 3 and 21 to the Consolidated Financial Statements in this Form 10-K for additional information about the proposed merger. See Item 1A. - Risk Factors in this Form 10-K for risks to our business due to the proposed merger.

2 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1. Business

The Health Care Reform Act

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to throughout this Form 10-K as the "Health Care Reform Act," "ACA" or "PPACA") continues to have a significant impact on our business operations. With the outcome of the U.S. elections in 2016, and the advent of the Trump Administration in January 2017, the future of the Health Care Reform Act is uncertain. The effects of the Health Care Reform Act are discussed throughout this Form 10-K where appropriate, including in the Global Health Care business description, Regulation, Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), and the Notes to the Consolidated Financial Statements.

Other Information

The financial information included in this Form 10-K for the fiscal year ended December 31, 2016 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2016 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.

Cigna Corporation was incorporated in Delaware in 1981. Our annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on our website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the "SEC"). We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 115 of this Form 10-K for additional available information.

Global Health Care

How We Win
  •
  Broad and deep portfolio of solutions across Commercial and Government operating segments

  •
  Committed to highest quality health outcomes and customer experiences

  •
  Differentiated physician engagement models emphasizing value over volume of services

  •
  Innovative solutions that deliver value for our customers, clients and partners

  •
  Technology powering actionable insights and affordable, personalized solutions

  •
  Talented and caring people embracing change and putting customers at the center of all we do

Products and Services			Funding Types

• Medical • Stop Loss • Dental • Vision	• Pharmacy • Behavioral • Health Advocacy and Coaching	• Medicare Advantage • Medicare Part D • Medicaid	• Administrative Services Only (ASO) • Guaranteed Cost • Experience Rated

Physician Engagement	Customer Segments	Distribution Channels

• Collaborative Accountable Care Organizations • Independent Practice Associations • CareAllies • Delivery System Alliances • Customer Engagement	• National • Middle Market • Select • Individual • Government • International	• Insurance brokers and consultants • Sales representatives • Cigna private exchange • 3rd party private exchanges • Public exchanges

We seek to differentiate ourselves in this business by providing innovative personalized and affordable health care solutions to our clients and customers. As a leader in the drive to transition the health care delivery system from volume-based reimbursements to a value orientation, our strategy is to accelerate our engagement with employers and individuals in order to: 1) increase our customers' involvement in their health care and 2) develop deep insights into customer needs. Our differentiated approach also targets selected geographies and market segments and, within those local markets, stronger relationships with health care providers that promote quality and affordability of care for our customers and clients.

Innovation is core to the way we do business. We seek new and innovative solutions through technology and physician engagement to drive efficiencies, as well as bring differentiated value to our customers. Product development in the following areas reflects our innovative approach: our industry-leading CDHP (consumer-directed health plan) offerings; the recently introduced Cigna One Guide® program that combines a state-of-the-art digital experience with a human concierge service; and the Cigna SureFit® network that allows individual family members to choose their personal care networks, consistent with their health needs and provider preferences.

CIGNA CORPORATION - 2016 Form 10-K 3

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

Principal Products and Services

Commercial Medical Health Plans – U.S. and International

The Commercial operating segment, either directly or through its partners, offers some or all of its products in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, Asia, Africa and Australia. We offer a variety of medical plans including:

•
Managed Care Plans including HMO, Network, Network Open Access and Open Access Plus.  We offer health care services through insured and self-insured indemnity managed care benefit plans and Health Maintenance Organizations ("HMOs") that use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers and provide the option to select a primary care physician. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line. If a particular plan covers non-emergency services received from a non-participating health care provider, the customer's cost-sharing obligation is usually greater for the out-of-network care.

•
PPO Plans.  Our PPO product line features a network with broader provider access than the Managed Care Plans. The preferred provider product line may be at a higher cost than our Managed Care Plans.

•
Choice Fund® Suite of Consumer-Driven Products.  Our medical plans are often integrated with the Cigna Choice Fund suite of products: Health Reimbursement Accounts ("HRA"), Health Savings Accounts ("HSA") and Flexible Spending Accounts ("FSA"). These Choice Fund products are designed to encourage customers to play an active role in understanding and managing their health and associated expenses. Customers can use these tax-advantaged accounts to finance eligible health care expenses and other approved services. In most cases, these products are combined with a high deductible medical plan. Over three million customers have chosen Choice Fund product solutions.

•
Cigna Connect is an individual plan offered in markets within eight states. The product is comprised of a network of health care providers in local areas who have been selected with cost and quality in mind. Customers who participate in the Connect network will receive care at Cigna's lower negotiated rates to help keep out-of-pocket costs down. Out-of-network coverage is not available except for urgent and emergent care.

•
Cigna Focus is an individual plan offered in one market. The product is comprised of a network of health care providers in the local area where members have direct access to providers, where no referrals or PCP selection is required. Out-of-network coverage is not available except for urgent and emergent care.

Approximately 90% of our commercial medical customers are enrolled in medical plans with either Administrative Services Only or Experience-Rated funding arrangements that allow the corporate client to directly benefit from lower medical costs.

4 CIGNA CORPORATION - 2016 Form 10-K

PART I
ITEM 1. Business

The funding arrangements available for our commercial medical and dental health plans are as follows:

Funding Arrangements and Descriptions: Commercial

Administrative Services Only

•

Plan sponsors self-fund all claims, but may purchase stop loss insurance to limit exposure.

•

We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health; disease management; utilization management; cost containment; dental; and pharmacy benefit management.

•

In some cases, we provide performance guarantees that provide potential fee refunds if certain service standards, clinical outcomes or financial metrics are not met.

Insured – Experience Rated ("Shared Returns")

•

Premium charged during a policy period ("initial premium") may be adjusted following the policy period for actual claim and, in some cases, administrative cost experience of the policyholder:

–

When claims and expenses are less than the initial premium charged (an "experience surplus"), the policyholder may be credited for a portion of this premium.

–

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

In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state or federal laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review for reasonableness. In addition, the Health Care Reform Act subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS") and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. In our individual business, premiums may also be adjusted as a result of the government risk mitigation programs. The MLR represents the percentage of premiums used to pay medical claims and expenses for activities that improve the quality of care. See the "Regulation" section of this Form 10-K for additional information on the commercial MLR requirements and the risk mitigation programs of the Health Care Reform Act.

Government Health Plans

Medicare Advantage

We offer Medicare Advantage plans in 17 states and the District of Columbia through our Cigna-HealthSpring brand. Under such a plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. A significant portion of our Medicare Advantage customers receive medical care from our innovative plan models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes, and using timely and transparent data sharing. We are focused on continuing to expand these models in the future.

We receive revenue from the Centers for Medicare and Medicaid Services ("CMS") for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as "Star Ratings"). The Medicare Stars payment equals 5% per member risk-adjusted revenue added to the CMS payment for each contract that achieves four stars or higher. See the "Executive Overview" section of our MD&A beginning on page 36 of this Form 10-K for additional discussion of our Star ratings. Additional premiums may be received from customers, representing the difference between CMS subsidy payments and the revenue determined as part of our annual Medicare Advantage bid submissions. The Health Care Reform Act requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. If the MLR for a CMS contract

CIGNA CORPORATION - 2016 Form 10-K 5

Back to Contents

PART I
ITEM 1. Business

is less than 85%, we are required to pay a rebate to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years.

Medicare Part D

Our Medicare Part D prescription drug program provides a number of plan options, as well as service and information support, to Medicare and Medicaid eligible customers. Our plans are available in all 50 states and the District of Columbia and offer the savings of Medicare combined with the flexibility to provide enhanced benefits and a drug list tailored to individuals' specific needs. Eligible beneficiaries benefit from broad network access and value-added services intended to help keep them well and save them money.

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

Specialty Products and Services

Our specialty products and services described below are designed to improve the quality of care, lower the cost and help customers achieve better health outcomes. Many of these products can be sold on a standalone basis, but we believe they are most effective when integrated with a Cigna-administered health plan. Our specialty products are focused in the areas of medical, behavioral, pharmacy management, dental and vision.

Medical Specialty

•
Stop Loss.  We offer stop loss insurance coverage for self-insured plans that provides reimbursement for claims in excess of a predetermined amount for individuals ("specific"), the entire group ("aggregate"), or both.

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

•
Consumer Health Engagement.  We offer a wide array of medical management, disease management, and wellness services to employers and other plan sponsors to help individuals improve their health, well-being and sense of security. These services are offered to customers covered under plans that we administer, as well as plans insured or administered by competing insurers or third-party administrators. Our Medical Management programs include case management, specialty case management and utilization management including a 24-hour nurse information line. Our Health Advocacy programs and services include early intervention in the treatment of chronic conditions (such as Asthma, Diabetes, etc.). We also offer a combination of online tools and education programs to help customers manage their health and an array of health and wellness coaching to address lifestyle management issues (such as stress, weight, and tobacco cessation) and other conditions (such as Hypertension, Hyperlipidemia, Pre-Diabetes, etc.). We also administer incentives to motivate customers to engage in and improve their health.

Pharmacy Management

We offer prescription drug plans to our commercial and government customers both in conjunction with our medical products and on a stand-alone basis. With a network of over 68,000 pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager ("PBM") offering clinical programs and specialty pharmacy solutions. We also offer high quality, efficient, and cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through our home delivery operation.

Our medical and pharmacy coverage can meet the needs of customers with complex medical conditions requiring specialty pharmaceuticals. These types of medications are covered under both pharmacy and medical benefits and can be expensive, often requiring associated lab work and administration by a health care professional. Therefore, coordination is critical in improving affordability and outcomes. Clients with Cigna-administered medical and pharmacy coverage may benefit from continuity of care, integrated reporting, and meaningful unit cost discounts on specialty drugs.

Behavioral Health

We arrange for behavioral health care services for customers through our network of approximately 108,700 participating behavioral health care professionals and 13,900 facilities and clinics. We offer behavioral health care case management services, employee assistance programs ("EAP"), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

6 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Dental

We offer a variety of insured and self-insured dental care products including dental health maintenance organization plans ("Dental HMO") in 36 states, dental preferred provider organization ("Dental PPO") plans in 49 states and the District of Columbia, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products as stand-alone products or integrated with medical products. Additionally, individual customers can purchase Dental PPO plans in conjunction with individual medical policies.

Cigna has partnered with a healthcare technology company, to launch an online consumer engagement tool for Dental PPO customers in 2016. This enhancement allows Cigna Dental PPO customers to schedule appointments online, compare out-of-pocket costs across multiple dentists, and access information that evaluates the dentist's professional history, affordability, and service quality.

As of December 31, 2016, our dental customers totaled 15 million worldwide and approximately 65% are enrolled in plans with funding arrangements that allow the corporate client to directly benefit from lower dental costs. Our U.S. customers access care from one of the largest Dental PPO networks and Dental HMO networks, with approximately 142,700 Dental PPO and 19,800 Dental HMO health care professionals.

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network, consisting of approximately 84,000 health care providers in over 26,200 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Service and Quality

Customer Service

For U.S.-based customers, we operate 17 service centers that together in 2016 processed approximately 163 million medical claims and handled 32.5 million calls providing our customers service 24 hours a day, 365 days a year.

In our international health care business, we have a service model dedicated to the unique needs of our 1.5 million customers around the world. We service them from nine globally deployed service centers that are also available 24 hours a day, 365 days a year.

Technology

Cigna Technology supports the Go Deep, Go Global, Go Individual strategy by focusing on strong foundational services, executing on an aligned business portfolio and targeting innovation and digital enhancements in key differentiating areas. Paramount to our global information technology strategy is supporting the imperatives of affordability, personalization and localization. Our goal is a continued focus on targeted technology investments to enable our strategic business objectives. This is accomplished by delivering innovative technology that enables more efficient operations, improves process integrity, builds stronger relationships with our key stakeholders; optimizes our economies of scale; and maximizes delivery of flexible payment arrangements, innovative products and services and intelligent analytics to support evidence-based medicine. Through continued execution of these capabilities, we are able to better and more rapidly deliver market-differentiating and innovative solutions.

Our approach to innovation is based on three major pillars: 1) organic development that creates new capabilities through internal research and development; 2) venture partnerships/early-stage investments where we are working with other external stakeholders; and 3) client-centric prototyping that develops solutions directly with clients to address specific needs. This approach to innovation has fueled our ability to rapidly innovate and bring to market solutions that differentiate us from competitors. This has resulted in an increased number of solutions that improve affordability, increase patient access and optimize the consumer experience. Examples include capabilities such as Cigna Virtual Health, first launched in the United Kingdom as the first totally digital virtual care team to Cigna One Guide® that simplifies and streamlines the entire customer experience in a highly personalized manner. Cigna has launched a growing portfolio that leverages emerging technologies such as artificial intelligence based predictive analytics, augmented reality and virtual reality, social experiences and gamification. Innovation is core to the way we do business and we continuously seek opportunities to drive efficiencies and create a superior customer experience through technology.

Data Analytics

Cigna has transformed substantial investments in analytics talent, data infrastructure, and machine learning capabilities over the past several years into a closed loop, self-learning insights system that guides our decision making and executing on our strategy. Our Insights That Matter analytics process helps our business leaders identify the questions that matter most to our customers and partners. We focus our data science experts on answering those questions with innovative methodologies and transform our insights into targeted business actions.

Cigna is using advanced analytic capabilities throughout all facets of the business to:

•
Identify and quantify the financial and clinical cost of discrete health opportunities and insights into how to best engage individual customers (e.g., digitally, phone, physician based). We convert these insights into a Health Matters Score that is used to connect each customer to the right clinical services and drive better clinical, financial, and quality outcomes.

•
Enable customized service experiences. In our pharmacy business we are proactively offering our customers value added pharmacy and medical services during inbound customer calls, realizing the value of an integrated medical and pharmacy offering. To maximize impact, we apply our proprietary Customer Segmentation models to tailor customer communications to make interactions more meaningful.
CIGNA CORPORATION - 2016 Form 10-K 7

Back to Contents

PART I
ITEM 1. Business

•
Build a deep understanding of risk adjusted total cost and quality performance metrics at the individual physician level and aggregate market level to develop relative benchmarks. This data is being used to fuel our drive to fee for value physician reimbursements and flexible provider networks.

•
Leverage advanced analytic models and tools to better identify prospects that best align with Cigna's mission and value proposition for our client engagement team.

Going forward, we view insights as a strategic imperative and will continue to heavily invest in expanding and strengthening our capabilities to meet and exceed our customer and partner expectations.

Quality Health Care

Our commitment to promoting quality health care to the people we serve is reflected in a variety of activities.

Health Improvement through Engaging Providers and Customers

Cigna improves health outcomes and reduces health care costs by engaging our customers in their health, connecting them with value-oriented providers, and improving how care is delivered and reimbursed. We are focused on executing our Connected Care strategy that engages both providers and customers, optimizing their interactions to drive better health, affordability, and experience. Cigna is committed to developing innovative solutions that span the health care delivery system and can be applied to different types of providers. Currently we have numerous collaborative arrangements with our participating health care providers and are actively developing new arrangements to support our Connected Care strategy. The key principles that guide our innovative solutions include:

•
Improving access to care at the local market level,

•
Collaborating with and supporting providers in their evolution to value-based care,

•
Leveraging actionable patient information, enhancing the patient experience,

•
Improving affordability and

•
Shifting reimbursement mechanisms to those that reward quality medical outcomes.

We continue to increase our engagement with physicians and hospitals by rapidly developing the types of arrangements discussed below. Over two million medical customers are currently serviced by more than 95,000 health care providers in these types of arrangements.

•
Cigna Collaborative Care.

  •
  Collaborative Accountable Care ("CAC") – currently we have approximately 170 collaborative care arrangements with large primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. Our CAC arrangements span 30 states and reach 1.9 million customers and we are committed to increasing the number of CACs over the next several years. Our goal is to reach approximately 190 of these programs in 2017.

  •
  Hospital Quality Incentive Program – compensation paid to approximately 390 hospitals is tied to quality metrics and we expect to reach approximately 450 hospitals by the end of 2017.

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

•
CareAllies.  On June 9, 2016, we announced the formation of CareAllies, the new U.S. based population health company focused on helping physicians manage the health of their patients and improve their health outcomes. CareAllies will partner with physicians, provider groups and health systems to develop customized solutions that help them meet their goals across all patients and all payers.

•
Delivery System Alliances.  Cigna is collaborating with select health care delivery systems to develop compelling and unique strategic relationships focused on addressing the local market's unique health care needs. This includes jointly developed products designed to improve the experience of Cigna customers by offering integrated health care and providing access to quality, value-based care in local communities.

•
Customer Engagement Products – Cigna One Guide®.  Cigna is also delivering a personalized experience to help our customers navigate the complex health care system and make important health care choices. Starting January 1, 2017, 1.2 million Cigna commercial health plan customers will receive Cigna One Guide® access to guided consultations via phone, mobile app and "Click-to-Chat" for choosing their benefits, building a personal health team of doctors, clinicians and coaches and reducing their health expenses through reward programs.

In the international healthcare business we use the Net Promoter Score (NPS) approach to continually gather insights from customers and healthcare professionals around the world and to guide how we proactively enhance product and service offerings.

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

8 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1. Business

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

The Cigna Care Network®, a benefit design option available in 74 markets across the U.S., is a subset of participating specialist physicians designated based on specific clinical quality and cost-efficiency criteria. Customers in Cigna Care Network® plans pay reduced co-payments or co-insurance when they receive care from a specialist designated as a Cigna Care Network® physician. Participating specialists are evaluated regularly for the Cigna Care Network® designation.

LocalPlus® is a locally-tailored network of select health care providers and facilities designed to provide cost-effective and quality care. It links multiple local networks across geographic markets to provide consistency for both employers and the customers. LocalPlus is available in 18 markets as of the end of 2016 and will be available in 21 markets by the end of 2017.

Cigna SureFit® is a local network built around particular health care delivery systems with a focus on the dynamics of local market care delivery. It is designed to deliver maximum value in a particular market. Cigna SureFit® is available in three U.S. Commercial markets in 2017, and will be available in 11 markets in 2018.

Medical Care and Onsite Services

•
Cigna Medical Group is a multi-specialty medical group practice that delivers primary care and certain specialty care services through 20 medical facilities and 156 clinicians in Phoenix, Arizona. These health care centers have received the highest accreditation (level 3) from the National Committee for Quality Assurance ("NCQA").

•
LivingWell Health Centers by HealthSpring®.  Medicare Advantage customers may receive care from one of our four free-standing clinics and eight "embedded" clinics that incorporate the principles and resources of stand-alone clinics while allowing the customer access to their primary care physician.

•
Cigna Onsite Health provides employer-based onsite or nearby health centers and health and wellness coaches with nearly 52 health centers and 142 health coaches. Care delivery services include acute, episodic care, primary care, health and wellness coaching programs and biometric screenings. Virtual Health care services are also available to help extend access to care for both coaching and treatment services.

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

Markets and Distribution

We offer health care and related products and services in the following customer segments or markets:

		% of Medical Customers

National	Multi-state employers with 5,000 or more U.S.-based, full-time employees. We offer primarily ASO funding solutions in this market segment.	23%
Middle Market	Employers generally with 250 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO, experience-rated and guaranteed cost insured funding solutions in this market segment.	53%
Select	Employers generally with 51-249 eligible employees. We offer ASO (often with stop-loss insurance coverage) and guaranteed cost insured funding solutions in this market segment.	9%
Individual	Individuals in thirteen states for 2016: Arizona, California, Colorado, Connecticut, Florida, Georgia, North Carolina, Maryland, Missouri, New Jersey, South Carolina, Tennessee and Texas. In 2016, we offered coverage on seven public health insurance exchanges (Arizona, Colorado, Georgia, Maryland, Missouri, Tennessee and Texas). In 2017, we offer plans in fifteen states. We have plans on public health insurance exchanges in seven states (Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee, and Virginia) and off-exchange in eight states (Arizona, California, Connecticut, Florida, Georgia, New Jersey, South Carolina, and Texas). Consistent with the regulations for Individual PPACA compliant plans, we offer plans only on a guaranteed cost basis in this market segment.	1%
Government	Individuals who are post-65 retirees, as well as employer group sponsored pre- and post-65 retirees. We offer Medicare Advantage, Prescription Drug programs, and Medicaid products in this market segment including dual-eligible members who receive both Medicare and Medicaid benefits.	4%
International	Local and multinational companies and inter-governmental organizations and their local and globally-mobile employees and dependents working or travelling in more than 190 countries and jurisdictions. We offer guaranteed cost, experience-rated insured and ASO funding solutions in this market segment.	10%

CIGNA CORPORATION - 2016 Form 10-K 9

Back to Contents

PART I
ITEM 1. Business

Cigna Guided Solutions® is Cigna's benefit administration and private exchange solution that targets clients who value fully integrated solutions and focus on engaging employees in their benefit offering. It leverages Cigna's ability to provide a fully integrated solution with our broad spectrum of products, benefit plans, services, and full suite of funding options focused on improving total cost, health, and productivity. Through Cigna Guided Solutions®, employers enjoy simplified administration and the convenience of single source purchasing while employees receive more choice via an easy-to-use shopping experience and year round engagement. Together with integrated robust decision-support tools, employees are able to make personalized decisions to select the right benefit offering and get the most value from their plans.

In addition, Cigna participates on many third party private exchanges. We actively evaluate private exchange participation opportunities as they emerge in the market, and target our participation to those models that best align with our mission and value proposition.

We employ sales representatives to distribute our products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups or individuals. We also employ representatives to sell access to our national participating provider network, utilization review services, behavioral health care and pharmacy management services, and employee assistance services directly to insurance companies, HMOs and third party administrators. As of December 31, 2016, our field sales force consisted of over 1,300 sales representatives in 124 field locations. In our Government business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees, as well as telephonic and group selling venues.

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

Competition in the health care market exists both for employers and other groups sponsoring plans and for employees in those instances where the employer offers a choice of products from more than one health care company. Most group policies are subject to annual review by the plan sponsor, who may seek competitive quotations prior to renewal. In 2017, product offerings are decreasing in certain individual markets due to volatility in the industry as some carriers have exited markets. With the results of the 2016 U.S. elections, it is likely that changes will occur in the future to the Health Care Reform Act. Given that the relatively immature individual market has not yet reached profitability for most carriers, we expect some uncertainty and competitive volatility to continue.

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

Our primary competitors in our U.S.-based health care businesses include:

•
Other national insurance and health services companies that provide group health and life insurance products, including Aetna, Anthem, Humana, Kaiser Permanente and UnitedHealth Group;

•
Not for profit managed care organizations;

•
Other regional stand-alone managed care and specialty companies;

•
Managed care organizations affiliated with major insurance companies and hospitals; and

•
National managed pharmacy, behavioral health and utilization review services companies.

Our primary competitors in the international health care business include U.S.-based insurers such as Aetna, UnitedHealth Group and MetLife; global competitors such as BUPA and Allianz; and local insurers in a range of countries.

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

Industry Developments

The health insurance marketplace will continue to be shaped by the Health Care Reform Act over the near term; however, its future remains uncertain given the outcome of the 2016 U.S. elections. Although we anticipate changes in the regulation of the health insurance markets over the next several years as Congress and the Trump administration consider repeal and replacement of the Health Care Reform Act, the nature of those changes remains largely unknown at this time. See the "Regulation" and "Risk Factors" sections of the Form 10-K for additional discussion about these developments.

10 CIGNA CORPORATION - 2016 Form 10-K

PART I
ITEM 1. Business

Global Supplemental Benefits

How We Win
  •
  Leveraging deep consumer insights to drive product innovation

  •
  Targeting the growing middle class and seniors populations globally

  •
  Easy to understand, affordable products designed to fill gaps in either private or public coverage

  •
  Leading innovative, direct to consumer distribution capabilities (approximately 140 affinity partners)

  •
  Locally licensed and managed by strong, locally developed talent

Products and Services	Key Geographies and Growth Markets	Distribution Channels

• Hospitalization • Dental • Medicare Supplement • Critical Illness • Personal Accident • Term or Variable Universal Life	• Asia: South Korea, China, Taiwan, Indonesia and India • Europe: UK and Turkey • United States	• Telemarketing • Home Shopping & Direct Response Television • Independent agents • Bancassurance • Internet

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

CIGNA CORPORATION - 2016 Form 10-K 11

Back to Contents

PART I
ITEM 1. Business

South Korea represents our single largest geographic market for Global Supplemental Benefits. For information on this concentration of risk for the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of the MD&A beginning on page 51 of this Form 10-K.

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

Group Disability and Life

How We Win
  •
  Disability absence management model that reduces overall costs to employers

  •
  Integration of disability products with medical and specialty offerings, promoting health and wellness and optimizing employee productivity

  •
  Complementary portfolio of group disability, life and accident offerings

  •
  Disciplined underwriting, pricing and investment strategies supporting profitable long-term growth

Products and Services		Distribution Channels

• Short-term disability	• Group universal life	• Insurance brokers and consultants
• Long-term disability	• Personal and voluntary accident	• Sales representatives

• Leave administration	• Business travel accident
• Basic-term life	• Critical illness, Accidental injury and Hospital care	Customer Segments
• Voluntary term life

• National
• Middle Market
• Select

Our Group Disability and Life business markets its products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

12 CIGNA CORPORATION - 2016 Form 10-K

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

Our disability products and services are offered on a fully insured, experience-rated and ASO basis, although most are fully insured. As measured by 2016 premiums and fees, disability constituted 50% of this segment's business. Approximately 15,300 insured disability policies covering approximately 8.5 million lives were in force as of December 31, 2016.

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

As measured by 2016 premiums and fees, group life insurance constituted approximately 44% of this segment's business. Approximately 10,800 group life insurance policies covering over 7 million lives were in force as of December 31, 2016.

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

We also provide a number of voluntary products and services that are typically paid by the employee and offered at the employer's worksite. Our plans provide employers with administrative solutions designed to provide employers with a complete and simple way to manage their benefits program. In recent years, we have brought to market three additional voluntary offerings – accidental injury insurance, critical illness coverage and hospital care. These products provide additional dollar payouts to employees for unexpected accidents or more serious illnesses.

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

CIGNA CORPORATION - 2016 Form 10-K 13

Back to Contents

PART I
ITEM 1. Business

reinsurance program consists of excess of loss treaties and catastrophe coverage designed to mitigate earnings volatility and provide surplus protection.

Markets and Distribution

We market our group disability and life insurance products and services to employers, employees, professional and other associations and groups in the National, Middle Market and Select segments. In marketing these products, we primarily sell through insurance brokers and consultants and employ a direct sales force consisting of approximately 260 sales professionals in 27 office locations as of December 31, 2016.

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

The principal competitors of our group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products and include Aetna, Unum, The Hartford, Prudential and MetLife. As of December 31, 2016, we are one of the top five providers of group disability, life and accident insurance in the United States, based on premiums.

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

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We have recently been subject to such an examination. See Note 21 to the Consolidated Financial Statements for additional information.

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

Run-off Settlement Annuity Business

Our settlement annuity business is a closed, run-off block of single premium annuity contracts. These contracts are primarily liability settlements with approximately 20% of the liabilities associated with payments that are guaranteed and not contingent on survivorship. For contracts that involve non-guaranteed payments, such payments are contingent on the survival of one or more parties involved in the settlement.

14 CIGNA CORPORATION - 2016 Form 10-K

PART I
ITEM 1. Business

Run-off Reinsurance

Our reinsurance operations are an inactive business in run-off mode.

In February 2013, we effectively exited the guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 9 to the Consolidated Financial Statements.

Individual Life Insurance and Annuity and Retirement Benefits Businesses

This business includes deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business. For more information regarding the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 9 to the Consolidated Financial Statements.

Investments and Investment Income

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our reporting segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 53 and Notes 10 to 12 of our Consolidated Financial Statements.

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

Separate Accounts

Our subsidiaries or external advisors manage Separate Account invested assets on behalf of contractholders; including the Cigna Pension Plan, variable universal life products sold through our corporate-owned life insurance business, and other disability and life products. These assets are legally segregated from our other businesses and are not included in General Account Invested Assets. Income, gains and losses generally accrue directly to the contractholders.

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
CIGNA CORPORATION - 2016 Form 10-K 15

Back to Contents

PART I
ITEM 1. Business

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

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy, CMS and comparable international regulators to assess compliance with applicable laws and regulations. In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests of information from various state insurance and health care regulatory authorities, attorneys general, the Office of Inspector General ("OIG"), the Department of Labor and other state, federal and international authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of our business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

Our international subsidiaries are subject to regulations in international jurisdictions where foreign insurers may be faced with more onerous regulations than their domestic competitors. In addition, the expansion of our operations into foreign countries increases our exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 ("FCPA"). See page 19 for further discussion of international regulations.

The Health Care Reform Act

The Health Care Reform Act mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future customers, producers and health care providers, products, services, processes and technology. As a result of the 2016 U.S. elections, the future of the Health Care Reform Act is uncertain. Certain provisions of the Health Care Reform Act are likely to be retained, while others are likely to be repealed or replaced.

Key Provisions of the Health Care Reform Act

Various fees, including the health insurance industry tax and the reinsurance fee, were assessed beginning in 2014. The health insurance industry assessment, totaling $11.3 billion for the industry in 2016 and increasing to $14.3 billion by 2018, is not tax deductible. In December 2015, the federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018. Our share of this industry tax is determined based on our proportion of premiums for both our commercial and government risk businesses to the industry total. The reinsurance fee is a temporary (2014-2016) fixed dollar per customer levy on all insurers, HMOs and self-insured group health plans and is tax deductible.

The health insurance exchange enrollment process began on October 1, 2013 with coverage first effective in 2014. Each state has a state-based, a state and federal partnership, or a federally-facilitated health insurance exchange for individuals and small employer groups to purchase insurance coverage. Because individuals seeking to purchase health insurance coverage either on or off the exchanges are guaranteed to be issued a policy, the Health Care Reform Act provided programs designed to reduce the risk for participating health insurance companies including: (1) a temporary (2014-2016) reinsurance program; and (2) a premium stabilization program comprised of two components: a temporary program (2014-2016) limiting insurer gains and losses ("risk corridor"), and a permanent program that adjusts premiums based on the relative health status of the customer base ("risk adjustment"). See Note 2 to the Consolidated Financial Statements and the Introduction to the MD&A contained in this Form 10-K for additional information on these programs.

MLR requirements, as prescribed by HHS, require payment of premium rebates to group and individual policyholders if certain annual MLRs are not met in our commercial business. In December 2014, the federal government enacted legislation that provides permanent relief from certain Health Care Reform Act requirements for expatriate health coverage (including the MLR requirements).

Other provisions of the Health Care Reform Act in effect include reduced Medicare Advantage premium rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. The employer mandate, the phase in of which was complete in 2016, requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the Health Care Reform Act) to full-time employees and dependent children up to age 26 or be subject to penalties based on employer size. The Health Care Reform Act also changed certain tax laws that effectively limit tax deductions for certain employee compensation paid by health insurers.

Our Medicare Advantage and Medicare Part D prescription drug plan businesses also have been impacted by the Health Care Reform Act in a variety of additional ways, including mandated minimum reductions to risk scores, transition of Medicare Advantage "benchmark" rates to Medicare fee-for-service parity, reduced enrollment periods and limitations on disenrollment, providing "quality bonuses" for Medicare Advantage plans with a rating of four or five stars from CMS and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap. The Health Care Reform Act requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. Under the finalized regulations promulgated by HHS, if the MLR for a CMS contract is less than 85%, we are required to pay a penalty to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years. Through the Health Care Reform Act and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

We have implemented the provisions of the Health Care Reform Act currently in effect. Management continues to be actively engaged with regulators and policymakers with respect to rule-making. However, ongoing legislative and regulatory challenges to the Health Care Reform

16 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Act, pending litigation challenging aspects of the law, the change in administration and the Congress following the 2016 U.S. elections will continue to create uncertainty about the ultimate impact of the Health Care Reform Act. Additionally, the executive order signed by President Trump in January 2017, which instructs agencies to waive, defer, grant exemptions from, or delay the implementation of any provision or requirement of the Health Care Reform Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, providers, insurers, recipients of healthcare services, purchasers of health insurers or makers of medical devices, products or medications, will create additional uncertainty.

For the financial effects of certain Health Care Reform Act provisions, see the "Executive Overview" section of our MD&A beginning on page 36 of this Form 10-K. In addition, accounting policies around the government's risk mitigation programs are further disclosed in Note 2 to the Consolidated Financial Statements.

Regulation of Insurance Companies

Financial Reporting, Internal Control and Corporate Governance

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the National Association of Insurance Commissioners ("NAIC") with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 21 to our Consolidated Financial Statements.

Certain states continue to require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards, although some states have eliminated these requirements as a result of the Health Care Reform Act.

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

The Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), adopted by the NAIC, provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader approach to U.S. insurance regulation. ORSA includes a requirement to file an annual ORSA Summary Report in the lead state of domicile. To date, an overwhelming majority of the states have adopted the same or similar versions of ORSA.

Holding Company Laws

Our domestic insurance companies and certain of our HMOs are subject to state laws regulating subsidiaries of insurance holding companies. Under such laws, certain dividends, distributions and other transactions between an insurance company or an HMO subsidiary and its affiliates may require notification to, or approval by, one or more state insurance commissioners. In addition, the holding company acts of states in which our subsidiaries are domiciled restrict the ability of any person to obtain control of an insurance company or HMO subsidiary without prior regulatory approval.

Marketing, Advertising and Products

In most states, our insurance companies and HMO subsidiaries are required to certify compliance with applicable advertising regulations on an annual basis. Our insurance companies and HMO subsidiaries are also required by most states to file and secure regulatory approval of products prior to the marketing, advertising, and sale of such products.

Licensing Requirements

Certain of our subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by our HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements, U.S. Food and Drug Administration requirements and third party accreditation

CIGNA CORPORATION - 2016 Form 10-K 17

Back to Contents

PART I
ITEM 1. Business

requirements. Other laws and regulations affecting our pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances.

Certain subsidiaries contract to provide claim administration, utilization management and other related services for the administration of self-insured benefit plans. These subsidiaries may be subject to state third-party administration and other licensing requirements and regulation, as well as third party accreditation requirements.

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

Many provisions of the Health Care Reform Act impacting insured and self-insured group health plans were incorporated into ERISA. The health insurance reform provisions under ERISA were also incorporated into the Public Health Service Act and are directly applicable to health insurance issuers (i.e., health insurers and HMOs).

Plans subject to ERISA also can be subject to state laws and the legal question of whether and to what extent ERISA preempts a state law will continue to be subject to court interpretation.

Medicare and Medicaid Regulations

Several of our subsidiaries engage in businesses that are subject to federal Medicare regulations, such as:

•
those offering individual and group Medicare Advantage coverage; and

•
those offering Medicare Pharmacy (Part D) products.

In our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. As a result, our ability to obtain payment (and the determination of the amount of such payments), enroll and retain members and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. Marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies, including applicable state departments of insurance. We will continue to allocate significant resources to our compliance, ethics and fraud and waste and abuse programs to comply with the laws and regulations governing Medicare Advantage and Medicare Part D programs.

The Health Care Reform Act ties a portion of each Medicare Advantage plan's and Medicare Part D plan's reimbursement to the plan's "Star Rating" by CMS, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventative services, chronic illness management, coverage appeals and customer satisfaction.

Our Medicaid and dual eligible products are also regulated by CMS and state Medicaid agencies that audit our performance to determine compliance with contracts and regulations. We continue to work in collaboration with applicable state agencies regarding our Medicaid plans in Texas and Illinois to ensure ongoing compliance and sustainability.

Several of our subsidiaries are also subject to reporting requirements pursuant to Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007, that requires us to report specific information regarding claimants and claim settlements involving Medicare participants so CMS can recover Medicare funds expended to provide healthcare treatment to the claimant. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties may be imposed for non-compliance with these reporting obligations.

Federal and State Audits of Government Sponsored Health Care Programs

Participation in government sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to our providing the relevant services. These risks may include reimbursement claims as well as potential fines and penalties, such as restrictions on our ability to participate or expand our presence in certain programs. For example, with respect to our Medicare Advantage business, CMS and the OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits") and compliance with fraud and abuse enforcement practices through Recovery Audit Contractor ("RAC") audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. In addition, negative performance points may be accumulated if we do not perform satisfactorily during an audit that could restrict our ability to expand our Medicare Advantage business geographically.

In January 2016, following an audit, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (the "Notice") to the Company. The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans. We are working with CMS to address the audit findings as quickly as possible. See "Business – Global Health Care" beginning on page 3 of this Form 10-K for additional information about our participation in government health-related programs.

18 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1. Business

The federal government has made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for inducement to refer customers, billing for unnecessary medical services, coding, network adequacy, improper marketing, and violation of patient privacy rights. The regulations and contractual requirements in this area are complex, are frequently modified, and are subject to administrative discretion and judicial interpretation. We expect to continue to allocate significant resources to comply with these regulations and requirements and to maintain audit readiness.

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

A number of states have adopted data security laws and regulations regulating data security and requiring security breach notification that may apply to us in certain circumstances. Neither HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations. In addition, international laws, rules and regulations governing the use and disclosure of personal information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction.

Consumer Protection Laws

We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. In particular, the Federal Trade Commission is increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data and "big data."

Dodd-Frank Act and Investment-Related Regulations

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas. The Dodd-Frank Act established a Federal Insurance Office (the "FIO") to develop federal policy on insurance matters. While the FIO does not have authority over health insurance, it may have authority over other parts of our business, such as life insurance. Additional rulemaking by the SEC and other regulatory authorities continues. In February 2017, President Trump signed an executive order directing the Secretary of the Treasury to conduct a review of the Dodd-Frank Act. We continue to monitor how these regulations might impact us.

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

Antitrust Regulations

Federal and state antitrust regulators, such as the Department of Justice and certain state attorneys general, have opposed the proposed merger with Anthem. See Notes 3 and 21 to the Consolidated Financial Statements in this Form 10-K for additional information about the proposed merger. In addition, our subsidiaries also engage in activities that may be scrutinized under federal and state antitrust laws and regulations. These activities include the administration of strategic alliances with competitors, information sharing with competitors and provider contracting.

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

CIGNA CORPORATION - 2016 Form 10-K 19

Back to Contents

PART I
ITEM 1. Business

Our operations in countries outside the United States:

•
are subject to local regulations of the jurisdictions where customers reside,

•
in some cases, are subject to regulations in the locations of customers, and

•
in all cases, are subject to the FCPA.

The FCPA prohibits offering, promising, providing or authorizing others to give anything of value to a foreign government official or employee to obtain or retain business or otherwise secure a business advantage. Outside of the United States, we may interact with government officials in several different capacities: as regulators of our insurance business; as clients or partners who are state-owned or partially state-owned; as health care professionals who are employed by the government; and as hospitals that are state-owned. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and Department of Justice have increased their enforcement activities with respect to FCPA. The UK Bribery Act of 2010 applies to all companies with a nexus to the United Kingdom. Under this act, any voluntary disclosures of FCPA violations may be shared with United Kingdom authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions.

If our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions that could result in civil penalties, administrative remedies and criminal sanctions. See the Risk Factors section beginning on page 21 for a discussion of risks related to our global operations.

Miscellaneous

Premiums and fees from CMS represented 20% of our total consolidated revenues for the year ended December 31, 2016 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2016. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to approval and acceptance.

We had approximately 41,000 employees as of December 31, 2016; 39,300 employees as of December 31, 2015; and 37,200 employees as of December 31, 2014.

20 CIGNA CORPORATION - 2016 Form 10-K

PART I
ITEM 1A. Risk Factors

ITEM 1A. Risk Factors

As a large company operating in a complex industry, we encounter a variety of risks and uncertainties that could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Results of Operations and Financial Condition and information. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.

Strategic and Operational Risks

Future performance of our business will depend on our ability to execute our strategic and operational initiatives effectively.

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives including: (1) driving growth in targeted geographies, product lines, customer buying segments and distribution channels; (2) improving our strategic and financial flexibility; and (3) pursuing additional opportunities in high-growth markets. Successfully executing on these initiatives depends on a number of factors, including our ability to:

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

•
transition health care providers from volume-based fee-for-service arrangements to a value-based system;

•
improve medical cost competitiveness in targeted markets;

•
manage our medical and administrative costs effectively;

•
manage our balance sheet exposures effectively, including our pension funding obligations; and

•
manage our Global Health Care operating expense ratio effectively.

If these initiatives fail or are not executed on effectively, our consolidated financial position and results of operations could be negatively affected. For example, efforts to reduce operating expenses while maintaining the necessary resources and talent pool are important and, if not managed effectively, could have long-term effects on our business by negatively impacting our ability to drive improvements in the quality of our products and/or services. For our strategic initiatives to succeed, we must effectively integrate our operations, including our acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set along with a focus on individual customers. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. In addition, the current competitive, economic and regulatory environment requires our organization to adapt rapidly and nimbly to new opportunities and challenges. We will be unable to do so if we do not make important decisions quickly, define our appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

We face price competition and other pressures that could result in premiums that are insufficient to cover the cost of the health care services delivered to our customers.

While health plans compete on the basis of many service and quality-related factors, we expect that price will continue to be a significant basis of competition. Our client and customer contracts are subject to negotiation as clients and customers seek to contain their costs, including by reducing benefits offered or elected. Increasingly, our clients seek to negotiate performance guarantees that require us to pay penalties if the guaranteed performance standard is not met. As brokers and benefit consultants seek to enhance their revenue streams, they look to take on services that we typically provide. Alternatively, our clients and customers may purchase different types of products that are less profitable, or move to a competitor to obtain more favorable pricing. Each of these events would likely negatively impact our financial results.

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, the Health Care Reform Act includes an annual rate review requirement to prohibit unreasonable rate increases in the individual and small group health insurance markets and established minimum medical loss ratios for certain plans. Fiscal concerns regarding the continued viability of programs such as Medicare may cause decreasing reimbursement rates, delays in premium payments or insufficient increases in reimbursement rates for government sponsored programs in which we participate. Any limitation on our ability to maintain or increase our premium or reimbursement

CIGNA CORPORATION - 2016 Form 10-K 21

Back to Contents

PART I
ITEM 1A. Risk Factors

levels, or a significant loss of customers resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

In addition, factors such as business consolidations, strategic alliances, legislation and marketing practices will likely continue to create pressure to contain or otherwise restrict premium price increases, despite increasing medical costs. For example, the Gramm-Leach-Bliley Act gives banks and other financial institutions the ability to be affiliated with insurance companies. This may lead to new competitors with significant financial resources. Our product margins and growth depend, in part, on our ability to compete effectively in our markets, set rates appropriately in highly competitive markets to keep or increase our market share, increase customers as planned, and avoid losing accounts with favorable medical cost experience while retaining or increasing our customer base in accounts with unfavorable medical cost experience.

Premiums in the health care business are generally set for one-year periods and are priced well in advance of the date on which the contract commences. Our revenue on Medicare policies is based on bids submitted mid-year in the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate and charge in premiums due to factors such as medical cost inflation, higher than expected utilization of medical services, new or costly drugs, treatments and technology, and customer mix. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, such as influenza-related health care costs, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in customers' health care utilization patterns and provider billing practices. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs through disciplined underwriting, provider contracting, utilization management and product design.

The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to limit future costs may be limited.

We maintain and record medical claims reserves on our balance sheet for estimated future payments. Our estimates of health care costs payable are based on a number of factors, including historical claim experience, but this estimation process requires extensive judgment. Considerable variability is inherent in such estimates, and the accuracy of the estimates is highly sensitive to changes in medical claims submission and processing patterns and/or procedures, changes in customer base and product mix, changes in the utilization of medical and/or other covered services, changes in medical cost trends, changes in our medical management practices and the introduction of new benefits and products. Furthermore, if we are not able to accurately and promptly anticipate and detect medical cost trends, our ability to take timely corrective actions to limit future costs and reflect our current benefit cost experience in our pricing process may be limited. In addition, while we continually review estimates of future payments relating to medical claims costs for services incurred in the current and prior periods and make adjustments to our reserves, the actual health care costs may exceed the reserves we have recorded.

If we fail to develop and maintain satisfactory relationships with physicians, hospitals and other health care providers, our business and results of operations may be adversely affected.

We directly and indirectly contract with physicians, hospitals and other health care professionals and facilities to provide health care services to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health care providers could refuse to contract, demand higher payments or take other actions that could result in higher medical costs or less desirable products for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected. The formation and success of collaborative arrangements with physician groups, specialist groups, hospital arrangements and delivery system joint ventures are key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our medical costs may not be competitive and may be higher than we project, our attractiveness to customers may be reduced, we may lose or be unable to grow our customer base, and our ability to profitably grow our business and/or our operating results may be adversely affected.

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

Recent and continuing consolidation among physicians, hospitals and other health care providers, emergence of accountable care organizations and other changes in the organizational structures chosen by physicians, hospitals and health care providers may change the way these providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly with us, potentially affecting the way that we price our products or causing us to incur increased costs if we change our operations to be more competitive. Our focus on developing collaborative accountable care organizations and independent practice associations or similar business arrangements with physicians and other health care providers may not achieve intended benefits and adversely affect our strategy or prospects.

Out-of-network providers are not limited in the amount they bill by any agreement with us. While benefit plans place limits on the amount of charges that will be considered for reimbursement, out-of-network providers have become increasingly sophisticated and aggressive and such

22 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

limitations can be difficult to enforce. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

As a global company, we face political, legal, operational, regulatory, economic and other risks that present challenges and could negatively affect our multinational operations and/or our long-term growth.

As a global company, our business is increasingly exposed to risks inherent in foreign operations. These risks can vary substantially by market, and include political, legal, operational, regulatory, economic and other risks, including government intervention that we do not face in our U.S. operations. The global nature of our business and operations may present challenges including, but not limited to, those arising from:

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

•
providing data protection on a global basis and sufficient levels of technical support in different locations;

•
the global trend for companies to enact local data residency requirements;

•
political change, including the June 2016 referendum in the United Kingdom to leave the European Union and the results of the November 2016 U.S. elections;

•
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

International operations also require us to devote significant resources to implement controls and systems in new markets to comply, and to ensure that our vendors and partners comply, with U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business, and significant reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.

We are dependent on the success of our relationships with third parties for various services and functions, including, but not limited to, certain pharmacy benefit management services.

To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services, such as certain pharmacy benefit management services, information technology, medical management services, call center and claim services. Our operations may be adversely affected if these third parties fail to satisfy their obligations to us or if the arrangement is terminated in whole or in part or if there is a contractual dispute between us and these third parties. Even though contracts are intended to provide certain protections, we have limited control over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations or any security breach involving one of our third-party vendors or a dispute between us and a third party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation. In addition, with respect to services or functions outsourced to third parties in foreign jurisdictions, we also are exposed to risks inherent in conducting business outside of the United States.

Outsourcing also may require us to change our existing operations, adopt new processes for managing these service providers and/or redistribute responsibilities to realize the potential productivity and operational efficiencies. If there are delays or difficulties in changing

CIGNA CORPORATION - 2016 Form 10-K 23

Back to Contents

PART I
ITEM 1A. Risk Factors

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

Our information technology strategy and execution are critical to our continued success. Increasing regulatory and legislative mandated changes will place additional demands on our information technology infrastructure that could have a direct impact on available resources for projects more directly tied to strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies including more sophisticated applications for mobile devices. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Connectivity among technologies is becoming increasingly important. The failure of our health care technologies to operate seamlessly with other products could adversely affect our results of operations, financial position and cash flows. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services at a competitive cost. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

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

24 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

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

In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties could expose our customers' private information and our customers to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy also could negatively affect the achievement of our strategic initiatives. Such events would also negatively affect our ability to compete, others' trust in us, our reputation, customer base and revenues and expose us to mandatory disclosure to the media, litigation and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

Our pharmacy benefit management business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our health care business.

Notwithstanding our arrangement with a third-party vendor for certain pharmacy benefit management services, we remain responsible to regulators and our clients and customers for the delivery of those pharmacy benefit management services that we contract to provide. This business is subject to federal and state regulation, including without limitation, federal and state anti-remuneration laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies. In addition, certain of our subsidiaries are pharmacies subject to state licensing and U.S. Drug Enforcement Agency registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable regulations by us or our third-party vendor(s) could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

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

Legal and Compliance Risks

Our business is subject to substantial government regulation, as well as new laws or regulations or changes in existing laws or regulations that could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and related interpretations, including, among others, those associated with the Health Care Reform Act, are increasing in number and complexity, are subject to frequent change and can be inconsistent or in conflict with each other. As a public company with global operations, we are subject to the laws of multiple jurisdictions and the rules and regulations of various governing bodies, such as those related to financial and other disclosures, corporate governance, privacy, data protection, labor and employment, consumer protection, tax and anti-corruption.

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

CIGNA CORPORATION - 2016 Form 10-K 25

Back to Contents

PART I
ITEM 1A. Risk Factors

In the foreseeable future, the impact of existing regulations and future regulatory and legislative changes could materially adversely affect our business, results of operations, financial condition and cash flows by, among other things:

•
reducing the potential for growth in revenues and clients by disrupting the employer-based market (currently the primary market for our Commercial operating segment) if employers cease to offer health care coverage for their employees;

•
restricting revenue, premium and customer growth in certain products and markets or expansion into new markets;

•
increasing health care or other benefit costs through enhanced or guaranteed coverage requirements;

•
increasing operating costs through the imposition of reporting or administrative requirements;

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

•
restricting our ability to participate in and derive revenue from government sponsored programs; and

•
significantly reducing the level of Medicare program payments.

Specifically, in the United States, significant changes have occurred in the health care system as a result of the Health Care Reform Act. Substantially all of the key provisions of the Health Care Reform Act are now effective. While federal agencies have published interim and final regulations with respect to certain requirements, many issues remain uncertain.

The new Trump Administration and the U.S. Congress may seek to modify, repeal or replace all or part of this health care reform legislation. These efforts began when President Trump signed an executive order in January 2017 that instructs agencies to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Act that poses a financial burden. As a result, it is difficult to predict the continuing impact of the Health Care Reform Act on our business. In addition, the continuing development of implementing regulations and interpretive guidance and legal challenges has contributed to this uncertainty. We are unable to predict how these events will develop and what impact they will have on the Health Care Reform Act, and in turn, on our business including, but not limited to, our products, services, processes and technology and on our relationships with current and future customers, producers and health care providers.

Further, if we fail to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to the Health Care Reform Act and any other future legislative or regulatory changes, this failure may have a material adverse effect on our results of operations, financial condition and cash flows, including, but not limited to, our ability to maintain the value of our goodwill and other intangible assets.

Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, health maintenance organizations and insurance companies are regulated under specific state laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements. In addition, state guaranty fund laws and related regulations subject us to assessments for certain obligations to policyholders and claimants of impaired or insolvent insurance companies (including state insurance cooperatives). Any such assessment could expose our insurance entities and other insurers to the risk of paying a portion of an impaired or insolvent insurance company's claims through state guaranty association assessments. We also participate in the private exchange marketplace. Whether and the extent to which states may issue regulations that apply to private exchanges remains uncertain.

In addition to the regulations discussed above, we are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

The health care industry is also regularly subject to negative media attention, including as a result of the political environment and the ongoing debate concerning the Health Care Reform Act. Such publicity may adversely affect our stock price and reputation in certain markets.

For more information on regulation, see "Business — Regulation" in Part I, Item 1 of this Form 10-K. See also the description of the Health Care Reform Act's minimum medical loss ratio and customer rebate requirements in the "Business — Global Health Care" section beginning on page 3 of this Form 10-K.

There are various risks associated with participating in government sponsored programs, such as Medicare, including dependence upon government funding, changes occurring as a result of the Health Care Reform Act, compliance with government contracts and increased regulatory oversight.

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

The Medicare program has been the subject of regulatory reform initiatives, including the Health Care Reform Act. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of

26 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

factors, many of which are outside our control. The Health Care Reform Act ties a portion of each Medicare Advantage plan's and Medicare Part D plan's reimbursement to the plan's "Star Rating" by CMS, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventative services, chronic illness management, coverage appeals and customer satisfaction. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. In October 2016, CMS announced 2017 Star Ratings and the projected Star Ratings for plans offered by certain subsidiaries of the Company included certain reductions that are primarily attributable to our CMS audit. There is no financial impact in 2017 because these ratings apply to plans for the 2018 payment year. However, if we are unsuccessful in restoring at least some of our downgraded Star Ratings measures, the effect in 2018 could be material to shareholders' net income. See Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Information — Health Care Industry Developments and Other Matters Affecting our Global Health Care Segment for additional information on the impact of the downgraded 2018 Star Rating measures.

Contracts with CMS and the various state governmental agencies contain certain provisions regarding data submission, provider network maintenance, quality measures, claims payment, continuity of care, call center performance and other requirements. If we fail to comply with these requirements, we may be subject to administrative actions, fines or other penalties that could impact our profitability.

The Health Care Reform Act required establishing health insurance exchanges for individuals and small employers. Insurers participating on the health insurance exchanges are required to offer a minimum level of benefits and comply with requirements with respect to premium rates and coverage limitations. Our participation in these exchanges involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows.

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

In addition, our Medicare Advantage and Medicare Part D businesses face a number of other risks including potential uncollectible receivables resulting from processing and/or verifying enrollment, inadequate underwriting assumptions, inability to receive and process correct information or increased medical or pharmaceutical costs. Actual results may be materially different than our assumptions and estimates regarding these complex and wide-ranging programs that could have a material adverse effect on our business, financial condition and results of operations.

We face risks related to litigation, regulatory audits and investigations.

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising in the ordinary course of business, including that of administering and insuring employee benefit programs. These legal matters could include benefit claims, breach of contract actions, tort claims, claims arising from consumer protection laws, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, antitrust claims, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and whistle blower claims and real estate disputes. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, and claims related to our administration of self-funded business. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry; or individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.

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

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, CMS and the OIG and comparable authorities in foreign jurisdictions. With respect to our Medicare Advantage business, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments, and the DOJ has requested information regarding these practices. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health care and disability insurance industry and increased scrutiny by other state and federal governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings. These regulatory audits or reviews or actions by other governmental agencies could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including restrictions on our ability to market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions in addition to the CMS sanctions discussed below could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.

In January 2016, CMS issued to the Company a Notice of Imposition of Immediate Intermediate Sanctions (the "Notice"). The Notice requires the Company to suspend certain enrollment and marketing activities for its Medicare Advantage-Prescription Drug and Medicare Part D Plans.

CIGNA CORPORATION - 2016 Form 10-K 27

Back to Contents

PART I
ITEM 1A. Risk Factors

The Company is working to resolve these matters as quickly as possible. However, these matters were not resolved in time to participate in the 2017 Medicare Advantage and Part D annual enrollment period for 2017. See Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Information — Health Care Industry Developments and Other Matters Affecting our Global Health Care Segment for additional information on the impact of the downgraded 2018 Star Rating measures.

A description of material pending legal actions and other legal and regulatory matters is included in Note 21 to our Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain, and outcomes that are not justified by the evidence or existing law can occur.

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

HIPAA requires covered entities to comply with the HIPAA privacy, security and breach rules. In addition, business associates must comply with the HIPPA security and breach requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS has continued its audit program to assess HIPAA compliance efforts by covered entities and has expanded it to include business associates. In addition, HHS has increased its enforcement efforts. These efforts result in enforcement actions that are the result of investigations brought on by the notification to HHS of a breach. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position and cash flows.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act legislation and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

In addition, provider or customer fraud that is not prevented or detected could impact our medical costs or those of our self-insured clients. Further, during an economic downturn, we may experience increased fraudulent claims volume that may lead to additional costs due to an increase in disputed claims and litigation.

Economic Risks

Significant stock market or interest rate declines could result in additional unfunded pension obligations resulting in the need for additional plan funding by us and increased pension expenses.

We currently have unfunded obligations in our frozen pension plans. A significant decline in the value of the plans' equity and fixed income investments or unfavorable changes in applicable laws or regulations could materially increase our expenses and change the timing and amount of required plan funding. This could reduce the cash available to us, including our subsidiaries. We also are exposed to interest rate and equity risk associated with our pension and other post-retirement obligations. Sustained declines in interest rates could have an adverse impact on the funded status of our pension plans and our reinvestment yield on new investments. See Note 15 to our Consolidated Financial Statements for more information on our obligations under the pension plan.

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

A substantial portion of our investment assets are in fixed interest-yielding debt securities of varying maturities, fixed redeemable preferred securities and commercial mortgage loans. The value of these investment assets can fluctuate significantly with changes in market conditions.

28 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

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

As of December 31, 2016, our outstanding long-term debt totaled $4.8 billion. In the event of adverse economic and industry conditions, we may be required to dedicate a greater percentage of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes, such as investments in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may be available only on unfavorable terms.

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

•
Because of unfavorable economic conditions or the Health Care Reform Act, employers may stop offering health care coverage to employees or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs.

•
Our historical disability claim experience and industry data indicate that submitted disability claims rise under adverse economic conditions.

•
If customers are not successful in generating sufficient funds or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us.

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

CIGNA CORPORATION - 2016 Form 10-K 29

Back to Contents

PART I
ITEM 1A. Risk Factors

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

The collectability of amounts due from reinsurers is subject to uncertainty arising from a number of factors, including whether the insured losses meet the qualifying conditions of the reinsurance contract, whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of the reinsurance contract, and the magnitude and type of collateral supporting our reinsurance recoverable, such as holding sufficient qualifying assets in trusts or letters of credit issued. Although a portion of our reinsurance exposures are secured, the inability to collect a material recovery from a reinsurer could have a material adverse effect on our results of operations, financial condition and liquidity.

Other Risks

The pendency of and uncertainty surrounding the proposed merger with Anthem, Inc. could adversely affect our business.

On February 8, 2017, the U.S. District Court for the District of Columbia (the "District Court") issued an order enjoining the proposed merger with Anthem. An appeal of the District Court's order is now pending before the Appeals Court. Cigna entered into the merger agreement in order to create a combined company that would expand choice, improve affordability and quality, and further accelerate value-based care. If the merger is not consummated as originally proposed, we will not realize any potential benefits of the merger. In addition, as discussed below under "– The ongoing litigation related to the merger agreement could adversely affect our business, financial results and operations," we and Anthem are involved in pending litigation against each other. Cigna believes that, after the ruling by the District Court to enjoin the merger, terminating the merger agreement is in the best interest of our shareholders. Our inability to terminate the merger agreement could create uncertainty and disruptions to our business, delay or prevent us from pursuing other strategic opportunities or otherwise adversely affect our business, financial results and operations. It is uncertain whether the merger will be consummated or when or if we will be able to terminate the merger agreement, as further discussed below under "– The ongoing litigation related to the merger agreement could adversely affect our business, financial results and operations".

The pendency of the merger, and the uncertainty surrounding whether the merger will be consummated or terminated, may cause disruptions to our business, which could adversely affect our relationships with our clients, customers, providers, lenders, vendors and/or employees. As a result of this uncertainty, we could also potentially lose or fail to attract new key employees, clients, vendors and our provider arrangements could be disrupted. In addition, we have diverted, and will continue to divert, management resources towards the proposed merger. The proposed merger will continue to divert management's attention and our resources from ongoing business and operations and other business opportunities. Any disruption to our workforce, business relationships or leadership could adversely affect our business, financial results and operations.

The merger agreement provides for ongoing restrictions on the conduct of our business including, among other things, certain restrictions on our ability to acquire other businesses, sell, transfer or license our assets, repurchase outstanding common stock, make capital expenditures, amend our organizational documents and incur indebtedness. We remain subject to these restrictions pursuant to the temporary restraining order from the Chancery Court, as further discussed below under "– The ongoing litigation related to the merger agreement could adversely affect our business, financial results and operations". These restrictions could result in our inability to respond effectively to competitive pressures, industry developments and future opportunities.

Furthermore, we have incurred and will continue to incur significant transaction costs with respect to the proposed merger, including legal and other costs. The incurrence of these costs could adversely affect our business, financial results and operations.

The ongoing litigation related to the merger agreement could adversely affect our business, financial results and operations.

On February 14, 2017, we notified Anthem that we had terminated the merger agreement and filed suit in the Delaware Court of Chancery (the "Chancery Court") seeking, among other things, declaratory judgments that the Company's termination of the merger agreement is lawful and that Anthem is not permitted to extend the termination date to April 30, 2017. In the filed suit, we are also seeking payment by Anthem of the $1.85 billion reverse termination fee contemplated in the merger agreement, as well as additional damages. Later that day, Anthem filed suit against us seeking a temporary restraining order preventing the termination of the merger agreement, specific performance and damages. On February 15, 2017, the Chancery Court issued an order temporarily enjoining Cigna from terminating the merger agreement. Such litigation could be costly, create uncertainty with respect to the future of our business or otherwise adversely affect our business, financial results and operations.

While we believe in the merits of our claims and dispute Anthem's claims, the outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation. The Chancery Court may find that we have not complied, in full or in part, with our obligations under the merger agreement, that we are liable for a breach, willful or otherwise, of the merger agreement, that we do not have a right to terminate the merger agreement, that we are not entitled to the reverse termination fee or other adverse findings. Failure to collect all or some of the reverse termination fee would adversely affect our business, financial results and operations. Anthem has claimed money damages in an amount to be proven at trial, including for actual damages, incidental damages, consequential damages, lost profits, lost goodwill, and other costs and damages incurred by Anthem by reason of Cigna's alleged breaches of the merger agreement. If Anthem prevails on any of these claims for damages, Cigna's liability could be substantial, and any such ruling could adversely affect our business, financial results and operations. Finally, any binding or non-binding decision that delays or eliminates our ability to terminate the merger agreement could create uncertainty and disruptions to our business, delay or prevent us from pursuing other strategic opportunities or otherwise adversely affect our business, financial results and operations.

30 CIGNA CORPORATION - 2016 Form 10-K

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our global real estate portfolio consists of approximately 7.8 million square feet of owned and leased properties. Our domestic portfolio has approximately 5.8 million square feet in 38 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Our International properties contain approximately 2.0 million square feet located throughout the following countries: Australia, Bahrain, Belgium, Canada, China, Hong Kong, India, Indonesia, Kenya, Malaysia, New Zealand, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

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

ITEM 3. Legal Proceedings

The information contained under "Litigation Matters", "Regulatory Matters" and "Other Legal Matters" in Note 21 to our Financial Statements beginning on page 106 of this Form 10-K, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

CIGNA CORPORATION - 2016 Form 10-K 31

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 52, Executive Vice President and Global Chief Marketing Officer of Cigna beginning May 2013 and Chief Customer Officer beginning February 2017; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 57, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 51, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

CHRISTOPHER HOCEVAR, 43, President, Strategy, Segments and Solutions beginning February 2017; President, Pharmacy and Select Business from June 2013 to February 2017; President, Select Business beginning February 2011.

NICOLE S. JONES, 46, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

MATTHEW G. MANDERS, 55, President, Government & Individual Programs and Group Insurance beginning February 2017; President, U.S. Markets from June 2014 until February 2017; President, Regional and Operations from November 2011 until June 2014; President, U.S. Service, Clinical and Specialty from January 2010 until November 2011; and President of Cigna HealthCare, Total Health, Productivity, Network & Middle Market from June 2009 until January 2010.

THOMAS A. McCARTHY, 60, Executive Vice President and Chief Financial Officer of Cigna beginning July 2013; Vice President of Finance with responsibility for treasury, tax, strategy and corporate development, and management of run-off reinsurance from February 2003 until July 2013; Acting Chief Financial Officer from September 2010 until June 2011, and Treasurer from July 2008 until June 2011.

ALAN M. MUNEY, MD, MHA, 63, Executive Vice President, Total Health & Network and Chief Medical Officer beginning February 2017; joined Cigna as Senior Vice President, Total Health & Network in 2010 and named Chief Medical Officer in 2011.

JOHN M. MURABITO, 58, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

JASON D. SADLER, 48, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

MICHAEL TRIPLETT, 55, President, U.S. Markets beginning February 2017; Regional Segment Lead from June 2009 to February 2017.

32 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 113 of this Form 10-K. As of December 31, 2016, the number of shareholders of record was 6,029. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2016:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2016	235	$123.45	–	$725,000,122
November 1-30, 2016	21,463	$132.60	–	$725,000,122
December 1-31, 2016	1,952	$136.21	–	$725,000,122

Total	23,650	$132.81	–	N/A

(1)
Represents shares tendered by employees as payment of taxes withheld on vesting of restricted stock and strategic performance shares granted under the Company's equity compensation plans.

(2)
Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans. The program may be suspended or discontinued at any time. In 2016, the Company repurchased approximately 0.8 million shares for $110 million. Remaining authorization under the program was approximately $725 million as of December 31, 2016. In February 2017, the Board increased repurchase authority to $3.7 billion, however management has determined that it is prudent to cap the amount of repurchase to $250 million per quarter until there is more clarity with respect to the litigation with Anthem. From January 1, 2017 through February 22, 2017, the Company repurchased 0.7 million shares for $106 million. Remaining authorization under the program was $3.7 billion as of February 22, 2017.

(3)
Approximate dollar value of shares is as of the last date of the applicable month.
CIGNA CORPORATION - 2016 Form 10-K 33

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2011 – December 31, 2016

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016

Cigna	$100	$127	$209	$245	$349	$318

S&P 500	$100	$116	$154	$175	$177	$198

S&P Managed Health Care, Life & Health Ins. Indexes**	$100	$108	$164	$205	$236	$285

*
Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2011 and that all dividends were reinvested.

**
Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.
34 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 6. Selected Financial Data

ITEM 6. Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2016	2015	2014	2013	2012

Total revenues	$39,668	$37,876	$34,914	$32,380	$29,119
Shareholders' net income	$1,867	$2,094	$2,102	$1,476	$1,623

Net income	$1,843	$2,077	$2,094	$1,478	$1,624

Shareholders' net income per share:
Basic	$7.31	$8.17	$7.97	$5.28	$5.70
Diluted	$7.19	$8.04	$7.83	$5.18	$5.61
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Cash and investments	$30,000	$26,681	$25,762	$25,160	$26,638
Total assets	$59,360	$57,088	$55,870	$54,306	$53,700
Long-term debt	$4,756	$5,020	$4,979	$4,984	$4,952
Total liabilities	$45,575	$44,975	$44,991	$43,629	$43,817
Shareholders' equity	$13,723	$12,035	$10,774	$10,567	$9,769
Employees	41,000	39,300	37,200	36,500	35,800

CIGNA CORPORATION - 2016 Form 10-K 35

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide information to assist you in better understanding and evaluating our financial condition and results of operations. We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ("Form 10-K") and the "Risk Factors" contained in Part I, Item 1A of this Form 10-K.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to the Consolidated Financial Statements for additional information regarding the Company's significant accounting policies. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

In this MD&A, our consolidated measures "operating revenues" and "adjusted income from operations" are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures "total revenues" and "shareholders' net income."

We define operating revenues as total revenues excluding realized investment results. We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment. As a result, gains or losses created in this process may not be indicative of past or future underlying performance of our businesses.

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

•
Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company's business operations. In 2015, the amortization amount was net of a bargain purchase gain on an acquisition.

•
Special items are excluded because management believes they are not representative of the underlying results of operations. See Note 22 to the Consolidated Financial Statements for descriptions of special items.

Executive Overview

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

36 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Summarized below are certain key measures of our performance for the years ended December 31:

	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)

(Dollars in millions, except per share amounts)	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Total revenues (1)	$39,668	$37,876	$34,914	5%	8%

Operating revenues (1)
Global Health Care	$31,199	$29,929	$27,290	4%	10%
Global Supplemental Benefits	3,385	3,149	3,005	7	5
Group Disability and Life	4,443	4,271	3,970	4	8
Other Operations	472	485	510	(3)	(5)
Corporate	–	(15)	(15)	100	–

Total operating revenues (1)	$39,499	$37,819	$34,760	4%	9%

Shareholders' net income (1)	$1,867	$2,094	$2,102	(11)%	–%

Adjusted Income (Loss) From Operations (1)
Global Health Care	$1,852	$1,848	$1,752	–%	5%
Global Supplemental Benefits	294	262	243	12	8
Group Disability and Life	125	324	317	(61)	2
Other Operations	70	75	68	(7)	10
Corporate	(237)	(253)	(265)	6	5

Total adjusted income from operations (1)	$2,104	$2,256	$2,115	(7)%	7%

Earnings per share (diluted):
Shareholders' net income (1)	$7.19	$8.04	$7.83	(11)%	3%
Adjusted income from operations (1)	$8.10	$8.66	$7.87	(6)%	10%

Global medical customers (in thousands)	15,197	14,999	14,456	1%	4%

(1)
See Consolidated Results of Operations beginning on page 41 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.

2016 and 2015 both increased, primarily reflecting higher operating revenues driven by business growth across the Company as discussed further below.

2016 and 2015 both reflected business growth in each of our ongoing reportable segments. Rate actions for certain products within our Commercial segment to recover medical cost trend also contributed to these increases.

2016 vs. 2015 – Decrease was due to lower adjusted income from operations, primarily in the Group Disability and Life segment. Increased special item charges in 2016 (primarily higher merger costs and the 2016 risk corridor allowance) also contributed to the decline.

2015 vs. 2014 – The slight increase primarily reflected higher adjusted income from operations and, to a lesser extent, the impact of share repurchase. These favorable effects were partially offset by lower realized investment results and 2015 charges for merger and debt extinguishment costs reported as special items.

(1)
See Consolidated results of operations starting on page 41 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.
CIGNA CORPORATION - 2016 Form 10-K 37

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2016 vs. 2015 – Decrease was driven by significantly lower earnings in Group Disability and Life and costs related to the Government segment's CMS audit response. Increased earnings contributions in Global Supplemental Benefits and the Commercial segment partially offset those unfavorable impacts.

2015 vs. 2014 – Increase was due to higher earnings in each of our ongoing reportable segments, reflecting continued customer growth in all of our reportable segments, including improved contributions from our specialty health care businesses. Share repurchase also contributed to the increase.

(1)
See Consolidated results of operations starting on page 41 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.

2016 and 2015 both increased, including growth in the middle market, select and international market segments. The 2015 increase also reflected the acquisition of QualCare Alliance Networks, Inc. as well as growth in the government market segment.

Further discussion of detailed components of revenues and expenses can be found in the "Consolidated Results of Operations" section of this MD&A beginning on page 41. For further analysis and explanation of individual segment results, see the "Segment Reporting" section of this MD&A beginning on page 49.

Key Transactions

Proposed Merger with Anthem, Inc. ("Anthem")

On July 23, 2015, we entered into a definitive agreement to merge with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company. At special shareholders' meetings in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement. Upon closing, our shareholders would receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company. The closing price of Anthem stock on February 22, 2017 was $163.27.

Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger. On July 21, 2016, the U.S. Department of Justice ("DOJ") and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the "District Court") seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial. On February 8, 2017, the District Court issued an order enjoining the proposed merger. Anthem appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the "Appeals Court"). Additionally, Cigna appealed the District Court ruling following the Chancery Court ruling described below.

On February 14, 2017, Cigna delivered a notice to Anthem terminating the merger agreement and filed suit in the Delaware Court of Chancery (the "Chancery Court") seeking, among other things, declaratory judgment that Cigna's termination of the merger agreement is lawful and that Anthem does not have the right to extend the merger agreement termination date. Later that day, Anthem filed a lawsuit in the Chancery Court against us seeking, among other things, a temporary restraining order to enjoin Cigna from terminating the merger agreement, specific performance and damages, and, on February 15, 2017, the Chancery Court issued an order temporarily enjoining us from terminating the merger agreement. This order will be subject to further review at a preliminary injunction hearing.

See Notes 3 and 21 to the Consolidated Financial Statements in this Form 10-K for additional information about the proposed merger. See Item 1A. – Risk Factors in this Form 10-K for risks to our business due to the proposed merger.

38 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Health Care Industry Developments And Other Matters Affecting Our Global Health Care Segment

The "Regulation" section of this Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the "Health Care Reform Act" or "ACA") provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare and Medicaid Services ("CMS") and the Departments of the Treasury and Health and Human Services ("HHS"). The table presented below provides further details related to the impact of key ACA-related items and certain other regulatory matters affecting our Global Health Care segment.

Item	Description

Medicare Advantage ("MA")	CMS actions: In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (the "Notice") to the Company. The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans. Although we continue to devote resources to our remediation efforts, we expect remediation costs in 2017 to be significantly lower than 2016. For 2016, costs related to our CMS audit response were approximately $100 million after-tax. See Note 21 to the Consolidated Financial Statements for additional information.

While these matters were not resolved in time to participate in the 2017 Medicare Advantage and Part D annual enrollment period, we continue to work with CMS to address the audit findings and have the sanctions lifted as quickly as possible. We expect to have these sanctions lifted in time to participate in the 2018 annual enrollment period. The impact of disenrollment was not material to 2016 consolidated revenues and earnings. In 2017, Medicare enrollment and consolidated revenues will be materially impacted due to our inability to participate in 2017 annual enrollment. However, management does not anticipate that 2017 shareholders' net income will be materially affected because we expect to offset the margin impact of the revenue loss with several factors including significantly lower costs to remediate the sanctions and other operational efficiencies.

On October 12, 2016, CMS announced Medicare Star Quality Ratings ("Star Ratings") for 2017 (see Item 1 — Business and Item 1A. — Risk Factors in this Form 10-K for additional discussion of Star Ratings programs). While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans included certain reductions that are primarily attributable to our CMS audit discussed above. Under these revised Star Ratings, approximately 20% of our Medicare Advantage customers are expected to be in a 4 Stars or greater plan. We do not believe that these Star Ratings reflect the quality offerings Cigna-HealthSpring provides to beneficiaries.

We filed a Reconsideration request with CMS, which was denied, and will work fully with CMS through their process as well as consider additional alternatives with the objective that the final Star Ratings more accurately reflect our performance under the Star Ratings measures. We remain committed to our partnership with CMS and to delivering quality products and services to seniors, while working to mitigate the impact these Star Ratings could have on our offerings in 2018. There is no financial impact in 2016 or 2017 because these ratings apply to plans for the 2018 payment year. However, if we are unsuccessful in restoring at least some of the Star Ratings, the effect in 2018 could be material to shareholders' net income. The actual impact on earnings in 2018 could potentially be offset in part by our ability to restore some or all of our downgraded 2018 Star Rating measures, modify our product offerings and implement operational efficiencies in the government business.

2017 and 2018 MA Rates: Final MA reimbursement rates for 2017 were published by CMS in April 2016. Preliminary MA reimbursement rates for 2018 were published by CMS in February 2017. We do not expect the new rates to have a material impact on our consolidated results of operations in 2017 and 2018.

Health Care Reform Act Taxes and Fees • Industry Tax	Health Insurance Industry Tax: This non-deductible tax is being levied based on a ratio of an insurer's net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total. The industry assessment was $11.3 billion in both 2016 and 2015 and $8 billion in 2014. We recognized approximately $310 million in operating expenses for both 2016 and 2015 and $240 million in 2014. Because this tax is not deductible for federal income tax purposes, it negatively impacts our effective tax rate. Of the full year 2016 tax, $170 million relates to our Commercial business and $140 million to our Government business.

For our Commercial business, we incorporated the industry tax into target pricing actions. For our Medicare business, although we have partially mitigated the effect of the tax through benefit changes and customer premium increases, the combination of the tax and lower MA rates reduced margins in the Government operating segment in both 2016 and 2015.

In December 2015, federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018. Our target pricing actions related to 2017 and 2018 plan years will consider the impacts of this legislation. The moratorium in 2017 is expected to lower our effective tax rate.

• Reinsurance Fee

Reinsurance Fee: This fee, applicable only for 2014-2016, was a fixed dollar per customer levy that applied to both insured and self-insured major medical plans excluding certain products such as Medicare Advantage and Medicare Part D. Proceeds from the fee were used to fund the reinsurance program for non-grandfathered individual business sold either on or off the public exchanges. For our insured business, the amount of the tax-deductible fee was approximately $45 million in 2016, $70 million in 2015 and $110 million in 2014. The declines from 2014 to 2016 reflect annual per-customer levies of $27 in 2016, $44 in 2015 and $63 in 2014.

Public Health Exchanges	Public Health Exchanges: For 2016, we offered individual coverage on seven public health insurance exchanges in the following states: Arizona, Colorado, Georgia, Maryland, Missouri, Tennessee and Texas. For 2017, we are offering individual coverage on seven public health insurance exchanges in the following states: Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia.

CIGNA CORPORATION - 2016 Form 10-K 39

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Mitigation Programs

See Note 2 (K) to the Consolidated Financial Statements for a description of and our accounting policy for these programs that commenced in 2014.

The following table presents the after-tax benefits to shareholders' net income from these programs for the years ended December 31, 2016, 2015 and 2014 and our net receivable balances as of December 31, 2016 and 2015.

	Net Receivable Balance (2) As of December 31,		After-tax Impact on Shareholders' Net Income For the Years Ended December 31,

(In millions)	2016	2015	2016	2015	2014

Risk Corridor (1)
Risk corridor (gross)	$124	$134	$(6)	$49	$40
Risk corridor allowance	(124)	–	(80)	–	–

Net risk corridor	–	134	(86)	49	40
Reinsurance	63	158	30	125	109
Risk adjustment	1	118	25	92	49

Total	$64	$410	$(31)	$266	$198

(1)
Starting in fourth quarter 2016, we did not record amounts due to us under the risk corridor program and recorded an allowance for previously due amounts. See discussion below.

(2)
For the reinsurance program, receivables are reported in reinsurance recoverables. Receivables, net of allowances, for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable. Payables for the risk adjustment program as of December 31, 2016 of $51 million are netted in the receivable balance presented above, but are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

As of September 30, 2016, the Company's risk corridor receivable was $124 million pre-tax. An unfavorable court decision was issued during the fourth quarter rejecting another insurer's statutory, contractual and constitutional claims for payment of risk corridor receivables (Land of Lincoln Mutual Health Insurance Company v. United States). Based on this decision, as well as the large risk corridor program deficit, under applicable accounting rules, the Company determined it was required to establish an allowance for all of the $124 million of receivables associated with the risk corridor program. In addition, the Company was unable to recognize $25 million pre-tax income for incremental fourth quarter risk corridor receivables. This court case is under appeal and notwithstanding the accounting reflected, management continues to believe that the government has a binding obligation to satisfy the risk corridor receivable. We expect full payment of the remaining reinsurance and risk adjustment receivables.

40 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations

Financial Summary

Summarized below are our results of operations on a GAAP basis.

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)

(In millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Premiums	$30,626	$29,642	$27,214	$984	3%	$2,428	9%
Fees and other revenues	4,760	4,488	4,141	272	6	347	8
Net investment income	1,147	1,153	1,166	(6)	(1)	(13)	(1)
Mail order pharmacy revenues	2,966	2,536	2,239	430	17	297	13

Operating revenues	39,499	37,819	34,760	1,680	4	3,059	9
Net realized investment gains	169	57	154	112	196	(97)	(63)

Total revenues	39,668	37,876	34,914	1,792	5	2,962	8

Global Health Care medical costs	19,009	18,354	16,694	655	4	1,660	10
Other benefit expenses	5,477	4,936	4,640	541	11	296	6
Mail order pharmacy costs	2,468	2,134	1,907	334	16	227	12
Other operating expenses	9,584	8,982	8,174	602	7	808	10
Amortization of other acquired intangible assets, net	151	143	195	8	6	(52)	(27)

Benefits and expenses	36,689	34,549	31,610	2,140	6	2,939	9

Income before income taxes	2,979	3,327	3,304	(348)	(10)	23	1
Income taxes	1,136	1,250	1,210	(114)	(9)	40	3

Net income	1,843	2,077	2,094	(234)	(11)	(17)	(1)
Less: net (loss) attributable to noncontrolling interests	(24)	(17)	(8)	(7)	(41)	(9)	(113)

Shareholders' net income	$1,867	$2,094	$2,102	$(227)	(11)%	$(8)	–%

A reconciliation of shareholders' net income to adjusted income from operations follows:

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)

(In millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Shareholders' net income	$1,867	$2,094	$2,102	$(227)	(11)%	$(8)	–%
After-tax adjustments required to reconcile to adjusted income from operations:
– Net realized investment (gains)	(109)	(40)	(106)	(69)		66
– Amortization of other acquired intangible assets, net	94	80	119	14		(39)
Special items:
– Risk corridor allowance (See Note 22 to the Consolidated Financial Statements)	80	–	–	80		–
– Merger-related transaction costs (See Note 3 to the Consolidated Financial Statements)	147	57	–	90		57
– Charges associated with litigation matters discussed in Note 21 to the Consolidated Financial Statements	25	–	–	25		–
– Debt extinguishment costs (See Note 5 to the Consolidated Financial Statements)	–	65	–	(65)		65

Adjusted income from operations	$2,104	$2,256	$2,115	$(152)	(7)%	$141	7%

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

Other Key Consolidated Financial Data	2016	2015	2014	2016 vs. 2015			2015 vs. 2014

Earnings per share (diluted):
Shareholders' net income	$7.19	$8.04	$7.83	$(0.85)		(11)%	$0.21		3%
Per share impact of after-tax adjustments to shareholders' net income
Net realized investment (gains)	(0.42)	(0.15)	(0.40)	(0.27)			0.25
Amortization of other acquired intangible assets, net	0.36	0.30	0.44	0.06			(0.14)
Special items – see Note 22 for details	0.97	0.47	–	0.50			0.47

Adjusted income from operations	$8.10	$8.66	$7.87	$(0.56)		(6)%	$0.79		10%

Effective tax rate	38.1%	37.6%	36.6%	(50	) bps		(100	) bps

CIGNA CORPORATION - 2016 Form 10-K 41

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results of Operations: 2016 Compared to 2015 and 2015 Compared to 2014
•
Revenues.  The components of revenue changes are discussed further below:

  •
  Premiums. The increases in both 2016 and 2015, compared with each prior year, reflected premium growth in each of our ongoing reporting segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life. These results were primarily attributable to customer growth in our targeted market segments within Global Health Care, as well as growth in Global Supplemental Benefits and Group Disability and Life. Rate actions in our commercial health care businesses consistent with medical cost trend also contributed to these increases.

  •
  Fees and other revenues. The increases in both 2016 and 2015, compared with each prior year, largely reflected growth from specialty products offered through our Global Health Care segment and an increased customer base for our administrative services only business.

  •
  Net investment income decreased slightly in both 2016 and 2015, compared with each prior year, as lower investment yields in the continued low interest rate environment were partially offset by higher average invested assets. Unfavorable foreign currency effects also contributed to these declines.

  •
  Mail order pharmacy revenues increased in both 2016 and 2015, compared with each prior year, driven by greater volume, primarily for specialty medications (e.g., certain injectables) due to our higher customer base and increased utilization.

  •
  Realized investment results increased in 2016 compared with 2015 due to significantly lower impairment losses. In 2015, realized investment results decreased compared with 2014, primarily due to higher impairment losses on certain externally managed fixed maturities, particularly within the energy sector. These impairments were driven by increased market yields. See Note 11 to the Consolidated Financial Statements for additional information.

•
Global Health Care medical costs.  The increase in 2016 compared with 2015 resulted primarily from medical cost trend and customer growth in our commercial health care businesses. The 2015 increase compared with 2014 was primarily due to customer growth in our government business and, to a lesser extent, medical cost trend.

•
Other benefit expenses.  The increase in 2016 compared with 2015 was driven by unfavorable disability and life claim experience due primarily to changes in the disability claims management process in 2016 and elevated life claims during the second quarter of 2016. Business growth in our Group Disability and Life and Global Supplemental Benefits segments also contributed to the increase. In 2015, the increase compared with 2014 primarily reflected business growth in our Group Disability and Life and Global Supplemental Benefits segments.

•
Mail order pharmacy costs.  The increases in both 2016 and 2015 compared with each prior year were primarily due to increased volume, primarily for specialty medications (e.g., certain injectables) due to our higher customer base and increased utilization. In 2015, higher unit costs also contributed to the increase.

•
Other operating expenses.  The increases in both 2016 and 2015 compared with each prior year were due to business growth, strategic investment across our segments and special items described in Note 22 to the Consolidated Financial Statements. In 2016, the increase also reflected costs associated with our CMS audit response as discussed in the Executive Overview section of this MD&A beginning on page 36.

•
Amortization of other acquired intangible assets, net.  The increase in 2016 compared with 2015 was driven by the absence of the $23 million bargain purchase gain recorded in 2015 for an acquisition. This factor was partially offset by the expected continuing decline in amortization from our 2012 acquisition of HealthSpring, Inc. The decrease in 2015 compared with 2014 reflects the impact of both the $23 million bargain purchase gain and the decline in HealthSpring amortization.

•
Special items.  Special item charges were higher in 2016 compared with 2015 primarily due to higher merger costs and the 2016 risk corridor allowance. Special items charges were higher in 2015 compared with 2014 due to merger costs and losses on the early extinguishment of debt in 2015 and the absence of special items in 2014. See Note 22 to the Consolidated Financial Statements for additional details about special items.

•
Consolidated effective tax rate.  The increase in our effective tax rate in 2016 compared with 2015 was largely driven by an increase in certain merger-related transaction costs reported in 2016 that are not tax deductible, partially offset by the tax benefits associated with adopting Accounting Standard Update ("ASU") 2016-09 as discussed in Note 2 to the Consolidated Financial Statements. The increase in the consolidated effective tax rate in 2015 was primarily driven by merger-related transaction costs in 2015 and the non-deductible health insurance industry tax assessed under the Health Care Reform Act. This tax was first assessed in 2014 and increased in 2015. See Note 20 to the Consolidated Financial Statements for additional information about income taxes.

We expect our effective tax rate to decline in 2017 as a result of the moratorium on the health insurance industry tax.

42 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity And Capital Resources

Financial Summary (In millions)	2016	2015	2014

Short-term investments	$691	$381	$163
Cash and cash equivalents	$3,185	$1,968	$1,420
Short-term debt	$276	$149	$147
Long-term debt	$4,756	$5,020	$4,979
Shareholders' equity	$13,723	$12,035	$10,774

Consolidated short-term investments increased in both 2016 and 2015 as a result of investing excess cash balances at the parent company level.

Liquidity

We maintain liquidity at two levels: the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

    •
    medical costs and benefit payments to policyholders;
    •
    expense requirements, primarily for employee compensation and benefits, information technology and facilities costs; and
    •
    income taxes.

Our subsidiaries normally meet their operating requirements by:

    •
    maintaining appropriate levels of cash, cash equivalents and short-term investments;
    •
    using cash flows from operating activities;
    •
    matching investment durations to those estimated for the related insurance and contractholder liabilities;
    •
    selling investments; and
    •
    borrowing from affiliates, subject to applicable regulatory limits.

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
    •
    borrowing from its subsidiaries.

Cash flows for the years ended December 31, were as follows:

(In millions)	2016	2015	2014

Net cash provided by operating activities (1)(2)	$4,026	$2,933	$2,158
Net cash (used in) investing activities (2)	$(2,574)	$(1,736)	$(1,866)
Net cash (used in) financing activities (1)	$(225)	$(609)	$(1,635)

(1)
As required in adopting ASU 2016-09, we retrospectively reclassified $79 million in 2015 and $53 million in 2014 of cash payments from operating to financing activities. These payments were related to employee tax obligations associated with stock compensation. The comparable amount reported in financing activities in 2016 was $72 million. See Note 2 to the Consolidated Financial Statements for further discussion.

(2)
As required in adopting ASU 2016-15, the Company retrospectively reclassified from investing to operating activities $137 million in 2015 and $111 million in 2014 of cash distributions from partnership earnings. The comparable amount reported in operating activities in 2016 was $144 million. See Note 2 to the Consolidated Financial Statements for further discussion.

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

Operating activities

Cash flows from operating activities increased in 2016 compared with 2015 due to higher receipts from Medicare Part D and Medicare Advantage programs.

Cash flows from operating activities increased in 2015 compared with 2014 primarily driven by the volume and timing of government reimbursements and pharmacy considerations.

CIGNA CORPORATION - 2016 Form 10-K 43

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing activities

Cash used in investing activities increased in 2016 compared with 2015, due to higher purchases of fixed maturity investments. Net cash used in investing activities decreased in 2015 compared with 2014 due to lower net purchases of fixed maturities.

Financing activities

Cash used in financing activities decreased in 2016 compared with 2015, primarily due to lower share repurchases offset by lower proceeds from employees' exercise of stock options. Cash used in financing activities decreased in 2015 compared with the same period in 2014, primarily reflecting lower share repurchases.

Share repurchase

We maintain a share repurchase program, authorized by our Board of Directors. Under this program, we may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans. The program may be suspended or discontinued at any time.

In 2016, we repurchased 0.8 million shares for $110 million. In February 2017, the Board of Directors increased repurchase authority to $3.7 billion, however management has determined that it is prudent to cap the amount of repurchase to $250 million per quarter until there is more clarity with respect to the litigation with Anthem. From January 1, 2017 through February 22, 2017 we repurchased 0.7 million shares for $106 million. The total remaining share repurchase authorization as of February 22, 2017 was $3.7 billion. We repurchased 5.5 million shares for $683 million in 2015 and 18.5 million shares for $1.6 billion in 2014.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2016	2015	2014

Interest expense	$251	$252	$265

Interest expense reported above for the year ended 2015 excluded losses on the early extinguishment of debt.

The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 0.69% at December 31, 2015. There was no commercial paper outstanding as of December 31, 2016.

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

See Note 3 to the Consolidated Financial Statements for information regarding capital restrictions imposed by our merger agreement with Anthem. The availability of capital resources will be impacted by equity and credit market conditions. Extreme volatility in credit or equity market conditions may reduce our ability to issue debt or equity securities.

Liquidity and Capital Resources Outlook

At December 31, 2016, there was approximately $2.8 billion in cash and marketable investments available at the parent company level. In 2017, the parent company's combined cash obligations are expected to approximate $660 million for repayment of debt, interest, pension contributions and dividends.

We expect, based on the parent company's current cash position and current projections for subsidiary dividends, to have sufficient liquidity to meet the obligations discussed above.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings and sales of liquid investments. The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval. As of December 31, 2016, the parent company had $277 million of net intercompany loans

44 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

payable to its insurance subsidiaries. Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program, the committed revolving credit and letter of credit agreement of up to $1.5 billion subject to the maximum debt leverage covenant in its line of credit agreement. As of December 31, 2016, $1.5 billion of short-term borrowing capacity under the credit agreement was available to us. Within the maximum debt leverage covenant in the line of credit agreement as described in Note 5 to the Consolidated Financial Statements, we have $9.7 billion of borrowing capacity in addition to the $5 billion of debt outstanding. This additional borrowing capacity includes the $1.5 billion available under the credit agreement.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations. As of December 31, 2016, undistributed earnings were approximately $2.5 billion. These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations. Approximately $305 million of cash and cash equivalents held overseas would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates, if repatriated. We continue to expect most of the undistributed earnings and future earnings to be reinvested to support growth initiatives overseas. This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.

Unfunded Pension Plan Liability.   As of December 31, 2016, our unfunded pension liability was $911 million, reflecting a decrease of $42 million from December 31, 2015. The decrease in the unfunded liability reflected strong asset returns in line with our expectations and changes to our mortality assumptions based on an updated pension mortality improvement scale published in the fourth quarter of 2016. These factors were partially offset by a decrease of approximately 20 basis points in the weighted average assumed discount rate. In February 2017, we made a voluntary pension contribution of $150 million. We do not expect to make any additional pension contributions for the remainder of 2017, as there are no contributions required under the Pension Protection Act of 2006. See Note 15 to the Consolidated Financial Statements for additional information regarding our pension plans.

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

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. The maturities of our primary contractual cash obligations, as of December 31, 2016, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet:
Insurance liabilities:
Contractholder deposit funds	$6,680	$786	$1,006	$807	$4,081
Future policy benefits	11,319	553	1,390	1,163	8,213
Global Health Care medical costs payable	2,554	2,458	39	12	45
Unpaid claims and claim expenses	5,354	1,678	1,035	695	1,946
Short-term debt	276	276	–	–	–
Long-term debt	7,886	247	617	1,350	5,672
Other long-term liabilities	879	306	116	88	369
Off-Balance Sheet:
Purchase obligations	1,443	542	573	230	98
Operating leases	661	135	215	147	164

Total	$37,052	$6,981	$4,991	$4,492	$20,588

On balance sheet:
•
Insurance liabilities.  Contractual cash obligations for insurance liabilities, excluding unearned premiums, represent estimated net benefit payments for health, life and disability insurance policies and annuity contracts. Recorded contractholder deposit funds reflect current fund balances primarily from universal life insurance customers. Contractual cash obligations for these universal life contracts are estimated by projecting future payments using assumptions for lapse, withdrawal and mortality. These projected future payments include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees. Actual obligations in any single year will vary based on actual morbidity, mortality, lapse, withdrawal, investment and premium experience. The sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $21 billion recorded on the balance sheet because the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. We manage our investment portfolios to generate cash flows needed to satisfy contractual obligations. Any shortfall from expected investment yields could result in increases to recorded reserves and adversely impact results of operations. The amounts associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses, are excluded from the table above as their related net cash flows associated with them are not expected to impact our cash flows. The total amount of these reinsured reserves excluded is approximately $5 billion. The expected future cash flows for guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") contracts included in the table above (within future policy benefits and other long-term liabilities) do not consider any of the related reinsurance arrangements.

•
Short-term debt represents current maturities of long-term debt, and current obligations under capital leases.
CIGNA CORPORATION - 2016 Form 10-K 45

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

•
Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and primarily represent obligations for IT network storage, servers and equipment.

•
Other long-term liabilities.  This table includes estimated payments for GMIB contracts, pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and reinsurance liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets.

Estimated payments of $75 million for deferred compensation, qualified, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year, including a voluntary contribution to the qualified pension plan of $150 million made in February 2017. We do not expect to make any additional contributions to the qualified domestic pension plans during 2017. We expect to make payments subsequent to 2017 for these obligations, however subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 15 to the Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

Off-Balance Sheet:

Purchase obligations.   As of December 31, 2016, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$26
Commercial mortgage loans	69
Limited liability entities (other long-term investments)	1,073

Total investment commitments	1,168
Future service commitments	275

Total purchase obligations	$1,443

See Note 11 to the Consolidated Financial Statements for additional information.

Our estimated future service commitments primarily represent contracts for certain outsourced business processes and IT maintenance and support. We generally have the ability to terminate these agreements, but do not anticipate doing so at this time. Purchase obligations exclude contracts that are cancelable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.

Operating leases.   For additional information, see Note 18 to the Consolidated Financial Statements.

Guarantees

We are contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 21 to the Consolidated Financial Statements for additional information on guarantees.

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

In addition to the estimates presented in the following table, there are other accounting estimates used in the preparation of our Consolidated Financial Statements, including estimates of liabilities for future policy benefits, as well as estimates with respect to postemployment and postretirement benefits other than pensions, certain compensation accruals, and income taxes.

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our liquidity and financial condition. The table below presents the adverse impacts of certain changes in assumptions. Except as noted, the effect of an assumption change in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition.

46 CIGNA CORPORATION - 2016 Form 10-K

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

We completed our annual evaluations of goodwill for impairment during the third quarter of 2016. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses and market data. The evaluations indicated that no impairment was required. During the fourth quarter, we updated our analysis of the Government reporting unit, reflecting an increase in market interest rates. The updated analysis for the Government reporting unit continued to indicate that no impairment was required.

Fair value of a reporting unit was estimated using models and assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates was used, corresponding with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting unit. Projections of future cash flows were consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. In addition to these assumptions, we considered market data to evaluate the fair value of each reporting unit.

If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.

Based on our most recent evaluations, the fair value estimates of our reporting units exceed their carrying values by adequate margins.

Changes in the funding for our Medicare programs by the federal government, or our inability to resolve the matters arising from the CMS Notice in a timely and satisfactory manner, could materially reduce revenues and profitability in our Government reporting unit and have a significant impact on its fair value.

In our Government operating segment (which is a reporting unit) we contract with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this business incorporated the potential effects of Medicare Advantage reimbursement rates for 2017 and beyond as discussed in the "Executive Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. This evaluation also considered management's assessment of the impact of the CMS sanctions and updated Star Ratings discussed in Note 21 to the Consolidated Financial Statements. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.
Goodwill as of December 31 was as follows (in millions):
• 2016 – $5,980
• 2015 – $6,019
See Note 17 to the Consolidated Financial Statements for additional discussion of our goodwill.

Accounts payable, accrued expenses and other liabilities – pension liabilities
These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•

2016 – $911

•

2015 – $953

See Note 15 to the Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

The discount rate is typically the most significant assumption in measuring the pension liability. We develop the discount rate by applying actual annualized yields at various durations from a discount rate curve constructed from high quality corporate bonds.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points, the accrued pension benefit liability would increase by approximately $195 million as of December 31, 2016 resulting in an after-tax decrease to shareholders' equity of approximately $125 million.

If the December 31, 2016 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $395 million as of December 31, 2016 resulting in an after-tax decrease to shareholders' equity of approximately $255 million.

CIGNA CORPORATION - 2016 Form 10-K 47

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

2016 – gross $2,532; net $2,257

•

2015 – gross $2,355; net $2,112

These liabilities are presented above both gross and net of reinsurance and other recoverables and generally exclude amounts for administrative services only business.

See Note 7 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

As described in Note 7, Global Health Care medical costs payable are primarily impacted by assumptions related to completion factors and medical cost trend. Changes in either assumption from actual results could impact the Global Health Care medical costs payable balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company's estimates, including: changes in medical management practices, changes in the level and mix of benefits offered and services utilized, and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix, and electronic versus manual submissions), or if changes to the Company's internal claims processing patterns occur. Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term.

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $30 million, resulting in a decrease in net income of approximately $20 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $70 million, resulting in a decrease in net income of approximately $45 million after-tax.

Unpaid claims and claim expenses – long-term disability reserves
The liability for long-term disability reserves is the present value of estimated future benefits payments over the expected disability period and includes estimates for both reported claims and for claims incurred but not yet reported.
Long-term disability reserves as of December 31 were as follows (in millions):

•

2016 – gross $3,708; net $3,622

•

2015 – gross $3,481; net $3,403

See Note 8 to the Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

As described in Note 8, key assumptions in the calculation of long-term disability reserves include the discount rate and claim resolution rates, both of which are reviewed annually and updated when experience or future expectations would indicate a necessary change. Based on recent and historical resolution rate patterns and changes in investment portfolio yields, it is reasonably possible that a 5 percent change in claim resolution rates and a 25 basis point change in the discount rate could occur.

The discount rate is the interest rate used to discount the projected future benefit payments to their present value. The discount rate assumption is based on the projected investment yield of the assets supporting the reserves. A 25 basis point decrease in the discount rate would increase long-term disability reserves by approximately $45 million and decrease net income by approximately $30 million after-tax.

Claim resolution rate assumptions involve many factors including claimant demographics, the type of contractual benefit provided and the time since initially becoming disabled. The Company uses its own historical experience to develop its claim resolution rates. A 5 percent decrease in the claim resolution rate would increase long-term disability reserves by approximately $90 million and decrease net income by approximately $60 million after-tax.

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

If the interest rates used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $21 billion would decrease by approximately $1.2 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.8 billion.

48 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Assessment of "other-than-temporary" impairments on fixed maturities

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

See Note 11 to the Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for fixed maturities.

For all fixed maturities with cost in excess of their fair value, if this excess was determined to be other-than-temporary, shareholders' net income for the year ended December 31, 2016 would have decreased by approximately $115 million after-tax.

Unlike impairments, there is no impact to shareholders' net income for holding fixed maturities with a fair value in excess of cost because we classify our fixed maturities as available for sale.

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments. In these segment discussions, we present "operating revenues," defined as total revenues excluding realized investment results and "adjusted income from operations," defined as shareholders' net income (loss) excluding after-tax realized investment results, net amortization of other acquired intangible assets and special items. Ratios presented in this segment discussion exclude the same items as adjusted income from operations. See Note 22 to the Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present "adjusted margin," defined as adjusted income from operations divided by operating revenues.

See the MD&A Executive Overview beginning on page 36 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction above, the performance of the Global Health Care segment is measured using adjusted income from operations. The key factors affecting adjusted income from operations for this segment are:

•
customer growth;

•
sales of specialty products;

•
operating expense as a percentage of operating revenues (operating expense ratio); and

•
medical costs as a percentage of premiums (medical care ratio or "MCR") for our commercial and government businesses.

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2016	2015	2014	2016 vs. 2015			2015 vs. 2014

Operating revenues	$31,199	$29,929	$27,290	$1,270		4%	$2,639		10%

Adjusted income from operations	$1,852	$1,848	$1,752	$4		–%	$96		5%

Adjusted margin	5.9%	6.2%	6.4%	(30	)bps		(20	)bps
Medical Care Ratios:
Commercial	79.3%	78.1%	78.5%	(120	)bps		40	bps
Government	85.3%	85.2%	84.3%	(10	)bps		(90	)bps
Consolidated Global Health Care	81.6%	80.9%	80.6%	(70	)bps		(30	)bps
Operating expense ratio	21.5%	21.4%	21.4%	(10	)bps		–	bps

	As of December 31,			Increase (Decrease)		Increase (Decrease)

(Dollars in millions, customers in thousands)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Global Health Care medical costs payable	$2,532	$2,355	$2,180	$177	8%	$175	8%
Customers:
Total commercial risk	2,576	2,502	2,534	74	3%	(32)	(1)%
Total government	566	567	518	(1)	–	49	9

Total risk	3,142	3,069	3,052	73	2	17	1
Service	12,055	11,930	11,404	125	1	526	5

Total medical customers	15,197	14,999	14,456	198	1%	543	4%

CIGNA CORPORATION - 2016 Form 10-K 49

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adjusted income from operations was essentially flat in 2016 compared with 2015, reflecting earnings growth in our Commercial segment, primarily due to increased contributions from specialty products partially offset by lower margins in our U.S. Individual business. This increase was offset by lower earnings in our Government segment primarily driven by costs related to our CMS audit response.

Adjusted income from operations increased in 2015 compared with 2014, reflecting U.S. Commercial business growth, including increased contributions from pharmacy, stop loss and other specialty products. Results in 2015 also reflect the impact of increased investments in business initiatives.

Operating revenues.   The increase in operating revenues in 2016 compared with 2015 was due to growth in our Commercial segment primarily from increased specialty revenues. Growth in Medicare Advantage customer volumes and higher premium rates for most products in our U.S. health care businesses primarily to recover underlying medical cost trend also contributed to the increase. These increases were partially offset by lower customer volumes in our Medicare Part D and U.S. Individual businesses. Operating revenues include amounts related to the Risk Mitigation Programs under the Health Care Reform Act. See the Risk Mitigation section on page 40 for further discussion of the Risk Corridor program.

The increase in operating revenues in 2015, compared with 2014 was primarily due to a higher customer base in our Government segment, as well as revenue growth in specialty businesses and higher premiums in the U.S. Commercial segment reflecting rate actions on most risk products primarily to recover underlying medical cost trends.

Medical care ratios.   The Commercial medical care ratio increased in 2016 compared with 2015 reflecting a less favorable medical care ratio in our stop loss business as expected, lower premium due to the anticipated reduction of the Health Care Reform Act mandated fees in 2017, and less favorable prior year reserve development. The Commercial medical care ratio decreased slightly in 2015 compared with 2014 primarily due to a lower medical care ratio in our stop loss business.

The Government medical care ratio increased slightly in 2016 compared with 2015 reflecting higher medical costs in our Medicaid business and less favorable prior year development, mostly offset by improvements in the Medicare Part D business. The Government medical care ratio increased in 2015 compared with 2014 due to an increase in Medicare Part D utilization.

As discussed in the Regulation section of this Form 10-K, both the Commercial and Government segments are subject to minimum medical loss ratio requirements under the Health Care Reform Act. As of December 31, 2016 and 2015, liabilities under these requirements were not material.

Operating expense ratio.   The operating expense ratio increased slightly in 2016 compared with 2015, reflecting costs related to our CMS audit response. Excluding those costs, the operating expense ratio decreased, reflecting higher revenue and operating efficiencies, partially offset by business initiative investments to enhance our capabilities. The operating expense ratio was flat in 2015 compared with 2014, reflecting business-initiative investments offset by higher revenue and disciplined expense management.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable was higher as of December 31, 2016 compared with 2015, primarily due to medical cost trend across all businesses and customer growth in our Commercial group business. Medical costs payable increased in 2015 compared with 2014, primarily driven by growth in the stop loss book of business and the Government segment. See Note 7 to the Consolidated Financial Statements for additional information.

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•
is covered under an insurance policy or service agreement issued by us;

•
has access to the Company's provider network for covered services under their medical plan; or

•
has medical claims that are administered by us.

Our medical customer base as of December 31, 2016 was higher than 2015, primarily driven by growth in our middle market, select, and international market segments. Our medical customer base as of December 31, 2015 was higher than 2014, driven by strong overall retention and sales in our targeted market segments, as well as the acquisition of QualCare Alliance Networks, Inc. on February 28, 2015.

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

50 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2016	2015	2014	2016 vs. 2015			2015 vs. 2014

Operating revenues	$3,385	$3,149	$3,005	$236		7%	$144		5%

Adjusted income from operations	$294	$262	$243	$32		12%	$19		8%

Operating revenues, using actual 2016 currency exchange rates	$3,385	$3,069	$2,738	$316		10%	$331		12%
Adjusted income from operations, using actual 2016 currency exchange rates	$294	$255	$219	$39		15%	$36		16%

Adjusted margin	8.7%	8.3%	8.1%	40	bps		20	bps
Loss ratio	55.3%	55.3%	54.3%	–	bps		(100	)bps
Acquisition cost ratio	18.6%	19.3%	21.0%	70	bps		170	bps
Expense ratio (excluding acquisition costs)	17.9%	18.3%	17.7%	40	bps		(60	)bps

Adjusted income from operations increased in 2016 compared with 2015 primarily due to business growth, largely in South Korea, and lower acquisition and operating cost ratios. These factors were partially offset by higher income taxes and the unfavorable impact of foreign currency movements, primarily in South Korea. The increase in adjusted income from operations in 2015 compared with 2014 was primarily due to business growth and lower acquisition costs, partially offset by the unfavorable impact of foreign currency movements and higher expense ratios as discussed below.

Operating revenues were higher in 2016 compared with 2015 primarily due to new sales, particularly in South Korea and the U.S., reflecting both customer growth and sales of higher premium products. These higher premiums were partially offset by lower persistency in the U.K. and the unfavorable impact of foreign currency movements, primarily in South Korea and the U.K.

Operating revenues were higher in 2015 compared with 2014, primarily attributable to new sales, particularly in South Korea and the U.S., reflecting both customer growth and sales of higher premium products, partially offset by the unfavorable impact of foreign currency movements.

Loss ratios were flat in 2016 compared with 2015 reflecting favorable claims in South Korea, largely offset by higher claims in the U.S. Loss ratios increased in 2015 compared with 2014, primarily due to a business mix shift toward products with higher expected loss ratios in South Korea and the U.S.

Acquisition cost ratios decreased in both 2016 and 2015 compared with each prior year. The decline in each year's ratio largely represents a shift toward higher premium products with lower acquisition costs primarily in South Korea and the U.S.

The expense ratio (excluding acquisition costs) decreased in 2016 compared with 2015 primarily driven by operating efficiencies. The expense ratio (excluding acquisition costs) increased in 2015 compared with 2014 reflecting strategic business investments partially offset by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

South Korea is the single largest geographic market for our Global Supplemental Benefits segment. South Korea generated 51% of the segment's operating revenues and 85% of the segment's adjusted income from operations in 2016. In 2016, our Global Supplemental Benefits segment operations in South Korea represented 4% of our consolidated operating revenues and 12% of consolidated adjusted income from operations.

As a global company, our business is exposed to risks inherent in foreign operations. While we continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union and the political unrest in Turkey, we do not expect these events to materially impact the results of the Global Supplemental Benefits segment in 2017.

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
CIGNA CORPORATION - 2016 Form 10-K 51

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2016	2015	2014	2016 vs. 2015			2015 vs. 2014

Operating revenues	$4,443	$4,271	$3,970	$172		4%	$301		8%

Adjusted income from operations	$125	$324	$317	$(199)		(61)%	$7		2%

Adjusted margin	2.8%	7.6%	8.0%	(480	)bps		(40	)bps
Loss ratio	83.8%	76.3%	76.5%	(750	)bps		20	bps
Operating expense ratio	22.4%	21.9%	21.9%	(50	)bps		–	bps

During the first half of 2016, the Group Disability and Life segment experienced significant unfavorable claims in its disability and life businesses. While claims experience moderated during the second half of 2016, the first half results caused full year earnings to decline significantly from the prior year.

Disability:   We implemented modifications to our disability claims management process in the first quarter of 2016 to drive improved quality and consistency. These modifications extended the claims processing cycle and lowered the disability claim resolution rate. As our modified disability claims management process continued to mature during the latter half of 2016, our claim resolution rate significantly improved compared with the first half of 2016. As overall claim metrics continue to improve, management expects disability operational margins to normalize over the course of 2017.

Life:   We experienced a period of elevated life claims in the second quarter of 2016, driven by substantially higher new claim incidence and sizes, both of which improved in the second half of 2016.

2016 vs. 2015

Adjusted income from operations.   Results decreased in 2016 compared with 2015 due primarily to unfavorable disability and life claims experience as well as the absence of favorable reserve reviews and a higher operating expense ratio. Results in 2016 included the unfavorable impact of reserve reviews of $18 million after-tax compared with a favorable impact of $55 million after-tax in 2015.

Operating revenues.   Premiums and fees increased in 2016 compared with 2015 driven by new business growth due to disability and life sales. Net investment income also increased in 2016 compared with 2015 primarily due to higher average assets partially offset by lower yields.

The loss ratio increased in 2016 compared with 2015 due to lower claim resolutions in disability, higher life claim incidence and sizes in the second quarter, and the unfavorable impact of reserve reviews as discussed above.

Operating expense ratio.   The operating expense ratio increased in 2016 compared with 2015 primarily reflecting higher disability claim management costs.

2015 vs. 2014

Adjusted income from operations.   Results in 2015 increased compared with 2014 due primarily to favorable life claims experience. Results also included the favorable after-tax effects of reserve reviews of $55 million in 2015 and $52 million in 2014.

Operating revenues.   The increase in 2015 compared with 2014 was driven by new business growth due to disability and life sales. Net investment income also increased in 2015 compared with 2014 primarily due to higher average assets partially offset by lower yields.

The loss ratio decreased in 2015 compared with 2014 due to lower life claim incidence.

Operating expense ratio.   The operating expense ratio was flat in 2015 compared with 2014 driven by effective cost management.

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

52 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2016	2015	2014	2016 vs. 2015			2015 vs. 2014

Operating revenues	$472	$485	$510	$(13)		(3)%	$(25)		(5)%
Adjusted income from operations	$70	$75	$68	$(5)		(7)%	$7		10%

Adjusted margin	14.8%	15.5%	13.3%	(70	)bps		220	bps

Adjusted income from operations decreased in 2016 compared with 2015, reflecting less favorable mortality experience and lower interest margins in COLI. Adjusted income from operations increased in 2015 compared with 2014, reflecting favorable mortality experience in COLI.

Operating revenues decreased in 2016 compared with 2015 due to lower net investment income driven by lower investment yields. The decrease in operating revenues in 2015 compared with 2014 is largely due to lower net investment income driven by lower investment yields and, to a lesser extent, lower premiums in COLI driven by favorable experience-rating results.

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

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)

(In millions)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014

Adjusted loss from operations	$(237)	$(253)	$(265)	$16	6%	$12	5%

Corporate's adjusted loss from operations decreased in 2016 compared with 2015, primarily due to adopting ASU 2016-09 effective January 1, 2016, as further discussed in Note 2 to the Consolidated Financial Statements, and higher net investment income partially offset by higher pension and project expenses.

Corporate's adjusted loss from operations decreased in 2015 compared with 2014, primarily due to lower pension and interest expenses.

Investment Assets

The following table presents our invested asset portfolio, excluding separate account assets, as of December 31, 2016 and 2015. An increase in investable funds has led to an increase across all asset types, except for commercial mortgages, that have continued to decline due to a competitive investment environment and our assessment of relative value versus other fixed income opportunities.

Additional information regarding our investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, and 14 to the Consolidated Financial Statements.

(In millions)	2016	2015

Fixed maturities	$20,961	$19,455
Equity securities	583	190
Commercial mortgage loans	1,666	1,864
Policy loans	1,452	1,419
Other long-term investments	1,462	1,404
Short-term investments	691	381

Total	$26,815	$24,713

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

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2016 and 2015.

(In millions)	2016	2015

Federal government and agency	$877	$779
State and local government	1,435	1,641
Foreign government	2,113	2,014
Corporate	16,050	14,448
Mortgage and other asset-backed	486	573

Total	$20,961	$19,455

CIGNA CORPORATION - 2016 Form 10-K 53

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2016, $18.6 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.4 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.   Our investment in state and local government securities, with an average quality rating of Aa2, is diversified by issuer and geography with no single exposure greater than $30 million as of December 31, 2016. We assess each issuer's credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.   We invest in high quality foreign government obligations with an average quality rating of Aa3 as of December 31, 2016. These investments are concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations. Foreign government obligations also include $221 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

Corporate.   As of December 31, 2016, corporate fixed maturities included the following.

•
Private placement investments were $5.3 billion. These investments are generally less marketable than publicly-traded bonds, however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•
Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $354 million. These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 1% invested in financial institutions.

•
Investments in the energy and natural gas sector were $1.7 billion with gross unrealized losses of $18 million. These investments have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $40 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate a joint venture in China in which we have a 50% ownership interest. We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles. This entity has an investment portfolio of approximately $3.3 billion that is primarily invested in local Chinese corporate and government fixed maturities and has no investments with a material unrealized loss as of December 31, 2016.

Equity Securities

Equity securities increased approximately $400 million during 2016 to $583 million as of December 31, 2016, largely due to investing in an exchange traded fund ("ETF") as part of a temporary program to invest available funds in high quality and liquid assets. The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and there is a gross unrealized loss of $5 million as of December 31, 2016 due to an increase in market yields since purchase.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower. Loans are secured by high quality commercial properties and are generally made at less than 70% of the property's value at origination of the loan. Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations. We hold no direct residential mortgage loans and do not securitize or service mortgage loans. We completed an annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2016. For further information on the property type, location and credit quality of our commercial mortgage loans, as well as a discussion of the results of the annual portfolio review, see Note 11 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in our mortgage portfolio possess these characteristics.

The $1.7 billion commercial mortgage loan portfolio consists of approximately 60 loans, including one impaired loan with a carrying value of $21 million, net of a $5 million reserve, that is classified as a problem loan. We have $92 million of loans maturing in the next twelve months. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.5 billion primarily include investments in security partnership and real estate funds as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk in return for higher expected returns. To mitigate risk, investments are diversified across approximately 120 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeds 4% of our securities and real estate partnership portfolio.

54 CIGNA CORPORATION - 2016 Form 10-K

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with their original terms was not significant for 2016 or 2015.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2016			December 31, 2015

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$70	$(9)	$61	$3	$(1)	$2
Problem commercial mortgage loans	26	(5)	21	90	(11)	79
Foreclosed real estate	49	–	49	–	–	–

Total problem investments	$145	$(14)	$131	$93	$(12)	$81

Potential problem bonds	$12	$(7)	$5	$55	$(23)	$32
Potential problem commercial mortgage loans	–	–	–	64	(4)	60

Total potential problem investments	$12	$(7)	$5	$119	$(27)	$92

The increase in problem bonds was primarily due to three additional problem bonds in the energy sector. The increase in foreclosed real estate during 2016 reflects the foreclosure of a commercial mortgage loan classified as a problem loan as of December 31, 2015. The decrease in potential problem commercial mortgage loans in 2016 was due to a full payoff of one loan and partial payoff, and subsequent reclassification to good standing, of another loan.

Investment Outlook

Global financial markets exhibited volatility throughout 2016 resulting from global economic and political uncertainty. The volatility began early in the year led by concerns related to slowing economic global growth, with particular concerns regarding China, potentially destabilizing impacts from cyclically low energy prices, followed in mid-year by concerns regarding the United Kingdom's decision to exit the European Union, and then finished the year with strong market reactions anticipating growth-oriented policy changes in the United States following our recent elections. The near-term impact of these events has not materially impacted our financial condition or liquidity; however, we continue to closely monitor global macroeconomic trends and the potential impact to our investment portfolio. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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
CIGNA CORPORATION - 2016 Form 10-K 55

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

See Note 12 to the Consolidated Financial Statements for additional information about financial instruments, including derivative financial instruments.

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

The effects of hypothetical changes in market rates or prices on the fair values of certain of our financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

	Loss in fair value

Market scenario for certain non-insurance financial instruments (in billions)	2016	2015

100 basis point increase in interest rates	$1.0	$0.9
10% strengthening in U.S. dollar to foreign currencies	$0.4	$0.3

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2016 was greater than that at December 31, 2015 reflecting increased purchases of fixed maturities, in addition to valuation decreases of our long-term debt resulting from higher market yields during 2016.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. The effect of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies at December 31, 2016 was greater than that effect at December 31, 2015 due to increased amounts of investments that are primarily denominated in the South Korean won.

56 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

CIGNA CORPORATION - 2016 Form 10-K 57

PART II
ITEM 8. Financial Statements and Supplementary Data

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows present fairly, in all material respects, the financial position of Cigna Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Hartford, Connecticut February 23, 2017
58 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Income

	For the Years Ended December 31,

(In millions, except per share amounts)	2016	2015	2014

Revenues
Premiums	$30,626	$29,642	$27,214
Fees and other revenues	4,760	4,488	4,141
Net investment income	1,147	1,153	1,166
Mail order pharmacy revenues	2,966	2,536	2,239
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(35)	(112)	(36)
Other realized investment gains, net	204	169	190

Net realized investment gains	169	57	154

TOTAL REVENUES	39,668	37,876	34,914

Benefits and Expenses
Global Health Care medical costs	19,009	18,354	16,694
Other benefit expenses	5,477	4,936	4,640
Mail order pharmacy costs	2,468	2,134	1,907
Other operating expenses	9,584	8,982	8,174
Amortization of other acquired intangible assets, net	151	143	195

TOTAL BENEFITS AND EXPENSES	36,689	34,549	31,610

Income before Income Taxes	2,979	3,327	3,304

Income taxes (benefits):
Current	1,062	1,229	1,232
Deferred	74	21	(22)

TOTAL TAXES	1,136	1,250	1,210

Net Income	1,843	2,077	2,094
Less: Net (Loss) Attributable to Noncontrolling Interests	(24)	(17)	(8)

SHAREHOLDERS' NET INCOME	$1,867	$2,094	$2,102

Shareholders' Net Income Per Share:
Basic	$7.31	$8.17	$7.97

Diluted	$7.19	$8.04	$7.83

Dividends Declared Per Share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2016 Form 10-K 59

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,

(In millions)	2016	2015	2014

Shareholders' net income	$1,867	$2,094	$2,102

Shareholders' other comprehensive income (loss), net of tax:
Net unrealized appreciation (depreciation) on securities	(56)	(202)	143
Net unrealized appreciation (depreciation) on derivatives	(4)	15	11
Net translation of foreign currencies	(95)	(212)	(144)
Postretirement benefits liability adjustment	23	85	(426)

Shareholders' other comprehensive (loss), net of tax	(132)	(314)	(416)

Shareholders' comprehensive income	1,735	1,780	1,686

Comprehensive income attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	(7)	(6)	1
Net (loss) attributable to other noncontrolling interests	(17)	(11)	(9)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(10)	(17)	(7)
Other comprehensive income (loss) attributable to other noncontrolling interests	–	(1)	1

Total comprehensive (loss) attributable to noncontrolling interests	(34)	(35)	(14)

TOTAL COMPREHENSIVE INCOME	$1,701	$1,745	$1,672

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

60 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Balance Sheets

	As of December 31,

(In millions, except per share amounts)	2016	2015

Assets
Investments:
Fixed maturities, at fair value (amortized cost, $19,942; $18,456)	$20,961	$19,455
Equity securities, at fair value (cost, $583; $190)	583	190
Commercial mortgage loans	1,666	1,864
Policy loans	1,452	1,419
Other long-term investments	1,462	1,404
Short-term investments	691	381

Total investments	26,815	24,713
Cash and cash equivalents	3,185	1,968
Premiums, accounts and notes receivable, net	3,077	3,694
Reinsurance recoverables	6,478	6,813
Deferred policy acquisition costs	1,818	1,659
Property and equipment	1,536	1,534
Deferred tax assets, net	304	379
Goodwill	5,980	6,019
Other assets, including other intangibles	2,227	2,476
Separate account assets	7,940	7,833

TOTAL ASSETS	$59,360	$57,088

Liabilities
Contractholder deposit funds	$8,458	$8,443
Future policy benefits	9,648	9,479
Unpaid claims and claim expenses	4,917	4,574
Global Health Care medical costs payable	2,532	2,355
Unearned premiums	634	629

Total insurance and contractholder liabilities	26,189	25,480
Accounts payable, accrued expenses and other liabilities	6,414	6,493
Short-term debt	276	149
Long-term debt	4,756	5,020
Separate account liabilities	7,940	7,833

TOTAL LIABILITIES	45,575	44,975

Contingencies – Note 21
Redeemable noncontrolling interests	58	69
Shareholders' equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,892	2,859
Accumulated other comprehensive loss	(1,382)	(1,250)
Retained earnings	13,855	12,121
Less: treasury stock, at cost	(1,716)	(1,769)

TOTAL SHAREHOLDERS' EQUITY	13,723	12,035
Noncontrolling interests	4	9

Total equity	13,727	12,044

Total liabilities and equity	$59,360	$57,088

SHAREHOLDERS' EQUITY PER SHARE	$53.42	$46.91

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2016 Form 10-K 61

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Changes in Total Equity

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at January 1, 2014	$92	$3,356	$(520)	$13,676	$(6,037)	$10,567	$14	$10,581	$96
2014 Activity:
Effect of issuing stock for employee benefit plans		69		(124)	220	165		165
Other comprehensive income (loss)			(416)			(416)	1	(415)	(7)
Net income (loss)				2,102		2,102	(9)	2,093	1
Common dividends declared (per share: $0.04)				(11)		(11)		(11)
Repurchase of common stock					(1,629)	(1,629)		(1,629)
Retirement of treasury stock	(18)	(652)		(5,354)	6,024	–		–
Other transactions impacting noncontrolling interests		(4)				(4)	9	5

BALANCE AT DECEMBER 31, 2014	74	2,769	(936)	10,289	(1,422)	10,774	15	10,789	90

2015 Activity:
Effect of issuing stock for employee benefit plans		99		(252)	336	183		183
Other comprehensive income (loss)			(314)			(314)	(1)	(315)	(17)
Net income (loss)				2,094		2,094	(11)	2,083	(6)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(683)	(683)		(683)
Other transactions impacting noncontrolling interests		(9)				(9)	6	(3)	2

BALANCE AT DECEMBER 31, 2015	74	2,859	(1,250)	12,121	(1,769)	12,035	9	12,044	69

2016 Activity:
Effect of issuing stock for employee benefit plans		51		(123)	163	91		91
Other comprehensive (loss)			(132)			(132)	–	(132)	(10)
Net income (loss)				1,867		1,867	(17)	1,850	(7)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(18)				(18)	12	(6)	6

BALANCE AT DECEMBER 31, 2016	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

62 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2016	2015	2014

Cash Flows from Operating Activities
Net income	$1,843	$2,077	$2,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	610	585	588
Realized investment gains, net	(169)	(57)	(154)
Deferred income taxes	74	21	(22)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	663	(945)	(780)
Reinsurance recoverables	142	55	22
Deferred policy acquisition costs	(213)	(182)	(176)
Other assets	134	16	(265)
Insurance liabilities	683	657	457
Accounts payable, accrued expenses and other liabilities	124	423	202
Current income taxes	1	(25)	111
Loss on extinguishment of debt	–	100	–
Distributions from partnership investments(2)	144	137	111
Other, net(1)	(10)	71	(30)

NET CASH PROVIDED BY OPERATING ACTIVITIES(1)(2)	4,026	2,933	2,158

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,544	1,555	1,769
Investment maturities and repayments:
Fixed maturities and equity securities	1,755	1,435	1,640
Commercial mortgage loans	316	640	453
Other sales, maturities and repayments (primarily short-term and other long-term investments)(2)	1,431	1,160	2,595
Investments purchased or originated:
Fixed maturities and equity securities	(5,191)	(4,234)	(5,424)
Commercial mortgage loans	(165)	(500)	(287)
Other (primarily short-term and other long-term investments)	(1,698)	(1,183)	(2,115)
Property and equipment purchases, net	(461)	(510)	(473)
Acquisitions, net of cash acquired	(4)	(99)	–
Other, net	(101)	–	(24)

NET CASH (USED IN) INVESTING ACTIVITIES(2)	(2,574)	(1,736)	(1,866)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,460	1,429	1,482
Withdrawals and benefit payments from contractholder deposit funds	(1,362)	(1,359)	(1,456)
Net change in short-term debt	(148)	(21)	(112)
Net proceeds on issuance of long-term debt	–	894	–
Repayment of long-term debt	–	(938)	–
Repurchase of common stock	(139)	(671)	(1,612)
Issuance of common stock	36	154	110
Other, net(1)	(72)	(97)	(47)

NET CASH (USED IN) FINANCING ACTIVITIES(1)	(225)	(609)	(1,635)

Effect of foreign currency rate changes on cash and cash equivalents	(10)	(40)	(32)

Net increase / (decrease) in cash and cash equivalents	1,217	548	(1,375)
Cash and cash equivalents, January 1,	1,968	1,420	2,795

Cash and cash equivalents, December 31,	$3,185	$1,968	$1,420

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,064	$1,194	$1,085
Interest paid	$244	$245	$259

(1)
As required in adopting Accounting Standard Update ("ASU") 2016-09, the Company retrospectively reclassified $79 million in 2015 and $53 million in 2014 of cash payments from operating to financing activities. These payments were related to employee tax obligations associated with stock compensation. The comparable amount reported in financing activities in 2016 was $72 million. See Note 2 for further discussion.

(2)
As required in adopting ASU 2016-15, the Company retrospectively reclassified from investing to operating activities $137 million in 2015 and $111 million in 2014 of cash distributions from partnership earnings . The comparable amount reported in operating activities in 2016 was $144 million. See Note 2 for further discussion.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2016 Form 10-K 63

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

64 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

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

•
run-off reinsurance business that is predominantly comprised of guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska ("Berkshire") in 2013;

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

NOTE 2 Summary of Significant Accounting Policies

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

Variable interest entities.   See Note 13 for a discussion of consolidated variable interest entities.

CIGNA CORPORATION - 2016 Form 10-K 65

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Recent Accounting Changes

The following tables provide information about recently adopted and recently issued accounting guidance applicable to Cigna.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance

Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (Accounting Standards Update ("ASU") 2016-15) Early adopted as of December 31, 2016	Specifies how certain transactions should be classified in the statement of cash flows. While the standard addresses multiple types of transactions, only a change in the treatment of distributions from equity method investments will impact the Company.

Effects of adoption: using the nature of distribution approach, the Company reported $144 million of cash receipts related to distributions from partnership earnings in operating activities in 2016. The Company reclassified $137 million for 2015 and $111 million for 2014 from investing to operating activities in the Consolidated Statements of Cash Flows.

Improvements to Employee Share-Based Payment Accounting (ASU 2016-09) Early adopted on January 1, 2016	Requires:

•

Excess tax benefits or deficiencies to be recorded prospectively in the income statement when awards vest or are settled; previously these effects were reported in additional paid-in capital

•

Cash flows related to excess tax benefits to be classified prospectively as an operating activity in the statement of cash flows (previously financing)

•

All cash payments made on an employee's behalf for withheld shares to be presented retrospectively as a financing activity in the statement of cash flows

•

Prospective changes to the calculation of common stock equivalents for earnings per share

Permits:

•

Repurchasing more of an employee's shares for tax withholding purposes than previously allowed without triggering liability accounting

•

An accounting policy election to record forfeitures as they occur instead of estimating

Effects of adoption:

•

$29 million of excess tax benefits recorded in net income during 2016 (in Corporate)

•

$72 million of tax withholding cash flows reported in financing activities in 2016; reclassified $79 million for 2015 and $53 million for 2014 of tax withholding from operating to financing activities in the Consolidated Statements of Cash Flows

•

Approximately one million additional weighted average shares in 2016 for the diluted earnings per share calculations

•

No changes in our employee tax withholding practices for stock compensation

•

The amount of compensation cost recognized in each period continues to be determined based on estimated forfeitures

Disclosures about Short-Duration Insurance Contracts (ASU 2015-09) Adopted December 31, 2016	Requires additional information about an insurance entity's initial claim estimates and subsequent adjustments to those estimates; methodologies and judgments in estimating claims; and the timing, frequency and severity of claims.

Effects of adoption:

•

See Note 7 for these disclosures about our Global Health Care medical cost payable liabilities

•

See Note 8 for these disclosures about our unpaid claims and claim expense liabilities

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (ASU 2015-07) Adopted January 1, 2016

Removes fair value disclosure requirement for all investments measured using the practical expedient of net asset value ("NAV") per share. Certain additional disclosures are now required for such investments.

Effects of adoption: see Note 10 for these disclosures about separate account investments that use NAV as a practical expedient; comparable prior year amounts are also disclosed.

Amendments to the Consolidation Analysis (ASU 2015-02) Adopted January 1, 2016	Defines limited partnerships as variable interest entities unless substantive kick-out rights or participating rights exist.

Effects of adoption:

•

No material effect on the Company's financial statements

•

See Note 13 for disclosures about various limited partnerships newly identified as variable interest entities for which the Company is not the primary beneficiary

66 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

 Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted

Simplifying the Test for Goodwill Impairment (ASU 2017-04) Required as of January 1, 2020, with early adoption permitted as of January 1, 2017

Simplifies the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment.

Expected effects: the Company is evaluating this new standard and its expected timing of adoption.

Clarifying the Definition of a Business (ASU 2017-01) Required as of January 1, 2018, with early adoption permitted as of January 1, 2017

Revises the definition of a business and provides a more robust framework for entities to use in determining when a set of assets and activities is a business.

Expected effects: if a group of assets acquired after adoption is not considered a business, no goodwill will be recorded and most intangible assets recorded from the acquisition will be amortized to shareholders' net income over their useful lives. The Company is evaluating this new standard and its expected timing of adoption.

Intra-Entity Asset Transfers of Assets Other than Inventory (ASU 2016-16) Required as of January 1, 2018, with early adoption permitted as of January 1, 2017	Requires:

•

Entities to recognize the tax impacts of all intra-entity sales of assets other than inventory even though the pre-tax effects of those transactions are eliminated in consolidation

•

Modified retrospective approach for adoption, with a cumulative-effect adjustment recorded in retained earnings

Expected effects: the Company is evaluating this new standard, its expected timing of adoption and effects on its financial statements and disclosures.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13) Required as of January 1, 2020, with early adoption permitted as of January 1, 2019	Requires:

•

A new approach (based on expected credit losses) to estimate and recognize credit losses for certain financial instruments such as mortgage loans, reinsurance recoverables and other receivables

•

Changes in the criteria for impairment of available-for-sale debt securities

•

Modified retrospective approach for adoption, with a cumulative-effect adjustment recorded in retained earnings

Expected effects: the Company is evaluating this new standard, its expected timing of adoption and effects on its financial statements and disclosures. It is possible that an additional allowance for future expected credit losses for certain financial instruments may be required at adoption.

Leases (ASU 2016-02) Required as of January 1, 2019	Requires:

•

Balance sheet recognition of assets and liabilities arising from leases, including from leases embedded in other contracts

•

Additional disclosures of the amount, timing and uncertainty of cash flows from leases will be required

•

Modified retrospective approach for leases in effect as of and after the date of adoption, with a cumulative-effect adjustment recorded in retained earnings

Expected effects: the Company is still evaluating the impact the standard could have on the Consolidated Financial Statements; however, while the Company has not yet quantified the amount, we do expect the standard will have a material impact on our Consolidated Balance Sheets due to the recognition of additional assets and liabilities for operating leases. The actual increase in assets and liabilities will depend on the volume and terms of leases in place at adoption.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) Required as of January 1, 2018	Requires:

•

Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

•

Cumulative effect adjustment to the beginning balance of retained earnings at adoption

Expected effects:

•

Certain limited partnership interests carried at cost of $260 million as of December 31, 2016 will be reported at fair value at adoption

•

An increase to retained earnings of approximately $60 million, after-tax, if implemented as of December 31, 2016. Actual cumulative effect adjustment will depend on investments held and market conditions at adoption.

CIGNA CORPORATION - 2016 Form 10-K 67

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted

Revenue from Contracts with Customers (ASU 2014-09 and related amendments) Required as of January 1, 2018, with early adoption permitted as of January 1, 2017	Requires:

•

Companies to estimate and allocate the expected customer contract revenues among distinct goods or services based on relative standalone selling prices

•

Revenues to be recognized as goods or services are delivered

•

Extensive new disclosures including the presentation of additional categories of revenues and information about related contract assets and liabilities

•

Adoption through retrospective restatement with or without using certain practical expedients or adoption with a cumulative effect adjustment

Expected effects:

•

Applies to the Company's non-insurance, administrative service contracts but does not apply to certain contracts within the scope of other GAAP, such as insurance contracts

•

The Company will adopt the new guidance as of January 1, 2018 but has not yet selected a method of adoption

•

The Company does not currently expect the adoption of the new guidance to have a material impact to its pattern of revenue recognition

•

The Company is continuing to evaluate the new requirements. Specifically, the Company is evaluating the combination of contract guidance for certain customers where the Company provides both insurance and non-insurance products, the deferral of revenue for services provided after the termination of certain administrative contracts and the Company's status as principal or agent for certain performance obligations.

68 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Significant Accounting Policies

The Company's accounting policies are either described in this Note or are described in the applicable Notes to the Consolidated Financial Statements as indicated in the table below.

A. Investments – Policy Loans

Policy loans are carried at unpaid principal balances plus accumulated interest, the total of which approximates fair value. These loans are collateralized by life insurance policy cash values and therefore have minimal exposure to credit loss. Interest rates are reset annually based on an index.

B. Cash and Cash Equivalents

Cash and cash equivalents are carried at cost that approximates fair value. Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase. The Company reclassifies cash overdraft positions to accounts payable, accrued expenses and other liabilities when the legal right of offset does not exist.

C. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable and reinsurance recoverables are reported net of allowances for doubtful accounts and unrecoverable reinsurance of $203 million as of December 31, 2016 and $78 million as of December 31, 2015. The Company estimates these allowances for doubtful accounts and unrecoverable reinsurance using management's best estimates of collectability, taking into consideration the age of the outstanding amounts, historical collection patterns and other economic factors. See Note 22 for additional discussion of the allowance established in 2016 for the risk corridor receivable.

D. Deferred Policy Acquisition Costs

Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy

CIGNA CORPORATION - 2016 Form 10-K 69

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

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an expense. The Company recorded amortization for policy acquisition costs of $292 million in 2016, $286 million in 2015 and $289 million in 2014 primarily in other operating expenses.

E. Other Assets, including Other Intangibles

Other assets, including other intangibles consist primarily of GMIB assets, accrued net investment income, other intangible assets and various other insurance-related assets. See Note 17 for the Company's accounting policy for other intangibles. Additionally, these other assets include the carrying value of our equity-method investments in joint ventures in China and other foreign jurisdictions.

F. Contractholder Deposit Funds

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

G. Future Policy Benefits

Future policy benefits represent the present value of estimated future obligations under long-term life and supplemental health insurance policies and annuity products currently in force. These obligations are estimated using actuarial methods and consist primarily of reserves for annuity contracts, life insurance benefits, GMDB contracts (see Note 9 for additional information) and certain health, life and accident insurance products of our Global Supplemental Benefits segment.

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits to be paid to policyholders, net of future premiums to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 0.1% to 9%. Obligations for the run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists.

H. Redeemable Noncontrolling Interests

Products and services are offered in Turkey and India through joint venture entities for which the Company is the principal equity holder or primary beneficiary. Accordingly, these entities are consolidated. The redeemable noncontrolling interests on our Consolidated Balance Sheets represent our joint venture partners' preferred and common stock interests in these entities. Our joint venture partners may, at their election, require the Company to purchase their redeemable noncontrolling interests. We also have the right to require our joint venture partners to sell their redeemable noncontrolling interests to us. The redeemable noncontrolling interests were recorded at fair value as of the dates of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to additional paid-in capital. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds the greater of the carrying value or fair value.

I. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities include liabilities for pension, other postretirement and postemployment benefits (see Note 15), GMIB contract liabilities (see Note 9), self-insured exposures, management compensation, cash overdraft positions and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the minimum medical loss ratio rebate accrual under The Patient Protection and Affordable Care Act (the "Health Care Reform Act" or "ACA"). Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. In cases where the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

70 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

J. Translation of Foreign Currencies

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

K. Premiums and Related Expenses

Premiums for group life, accident and health insurance and managed care coverages are recognized as revenue on a pro rata basis over the contract period. Benefits and expenses are recognized when incurred and, for our Global Health Care insured business, medical costs are presented net of pharmaceutical manufacturer rebates. For experience-rated contracts, premium revenue includes an adjustment for experience-rated refunds based on contract terms and calculated using the customer's experience (including estimates of incurred but not reported claims).

Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of the Health Care Reform Act. These rebates are settled in the year following the policy year.

Premiums received for the Company's Medicare Advantage Plans and Medicare Part D products from the Centers for Medicare and Medicaid Services ("CMS") and customers are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products based on the demographics and wellness of enrollees. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D premiums include payments from CMS for risk sharing adjustments. The risk sharing adjustments that are estimated quarterly based on claim experience, compare actual incurred drug benefit costs to estimated costs submitted in original contracts and may result in more or less revenue from CMS. Final revenue adjustments are determined and settled with CMS in the year following the contract year. Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to CMS under the Medicare Advantage and Medicare Part D minimum medical loss ratio provisions of the Health Care Reform Act.

Accounting for the Health Care Reform Act's Risk Mitigation Programs.   Beginning in 2014, as prescribed by the Health Care Reform Act, programs went into effect to reduce the risk for participating health insurance companies selling coverage on the public exchanges.

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

•
A permanent risk adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges. We estimate our receivable or payable based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies and HHS.

•
A three-year (2014-2016) risk corridor program is designed to limit insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. This program applies to individual and small group qualified health plans, operating on and off the exchanges. Variances from the target amount exceeding certain thresholds may result in amounts due to or due from HHS.

Reinsurance contributions associated with non-grandfathered individual plans are reported as reductions in premium revenues, and estimated reinsurance recoveries are established with offsetting reductions in Global Health Care medical costs. Reinsurance fee contributions for other insured business are reported in other operating expenses. Final recoverable amounts are determined and settled with HHS in the year following the policy year. For the risk adjustment and risk corridor programs, the Company records receivables or payables as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year. For additional discussion on our revenue recognition considerations for the risk corridor program in 2016, see Note 22.

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

Benefits and expenses for universal life products consist of benefit claims in excess of policyholder account balances and income earned by policyholders. Expenses are recognized when claims are incurred, and income is credited to policyholders in accordance with contract provisions.

The unrecognized portion of premiums received is recorded as unearned premiums.

CIGNA CORPORATION - 2016 Form 10-K 71

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

L. Fees, Related Expenses and Mail Order Pharmacy Revenues and Costs

Contract fees for administrative services only ("ASO") programs and pharmacy programs and services are recognized in fees and other revenues as services are provided, net of estimated pharmaceutical manufacturer rebates payable to ASO clients using our network of retail pharmacies and estimated refunds under performance guarantees. Expenses associated with these programs and services are recognized in other operating expenses as incurred, net of estimated pharmaceutical rebates from manufacturers for prescriptions filled through our network of retail pharmacies.

In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount. The Company defers revenues for estimated payouts associated with these performance guarantees. Approximately 10% of ASO fees reported for the year ended December 31, 2016 were at risk under performance guarantees, with reimbursements estimated to be less than 1% of revenues.

Revenues for investment-related products are recognized as follows:

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

Mail order pharmacy revenues and the cost of prescriptions are recognized as each prescription is shipped. Mail order pharmacy revenues are presented net of estimated pharmaceutical manufacturer rebates payable to ASO clients using our mail order business. Mail order pharmacy costs include the cost of prescriptions sold and other costs to operate this business including supplies, shipping and handling, net of estimated pharmaceutical rebates from manufacturers for prescriptions filled through our mail order business.

NOTE 3 Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. ("Anthem") and Anthem Merger Sub Corp. ("Merger Sub"), a direct wholly-owned subsidiary of Anthem.

The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the "merger"). Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock. The closing price of Anthem common stock on February 22, 2017 was $163.27.

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

On July 21, 2016, the U.S. Department of Justice ("DOJ") and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the "District Court") seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial.

On January 18, 2017, the Company received a written notice from Anthem seeking to extend the termination date of the merger agreement from January 31, 2017 to April 30, 2017.

On February 8, 2017, the District Court issued an order enjoining the proposed merger. Anthem filed a notice of appeal of the District Court's order with the U.S. Court of Appeals for the District of Columbia Circuit (the "Appeals Court") and requested an expedited appeal.

On February 14, 2017, the Company delivered a notice to Anthem terminating the merger agreement and filed suit in the Delaware Court of Chancery (the "Chancery Court") seeking, among other things, declaratory judgment that Cigna's termination of the merger agreement is lawful and that Anthem does not have the right to extend the merger agreement termination date. Later that day, Anthem filed a lawsuit in the Chancery Court against the Company seeking, among other things, a temporary restraining order to enjoin Cigna from terminating the merger agreement, specific performance and damages, and, on February 15, 2017, the Chancery Court issued an order temporarily enjoining the Company from terminating the merger agreement. This order will be subject to further review at a preliminary injunction hearing.

On February 17, 2017, the Appeals Court granted Anthem's motion for an expedited appeal and set oral arguments for March 24, 2017. That same day, the Company filed its notice of appeal of the District Court's order enjoining the merger with the Appeals Court.

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

The Company incurred pre-tax costs of $166 million ($147 million after-tax) for the year ended December 31, 2016, and $66 million ($57 million after-tax) for the year ended December 31, 2015 directly related to the proposed merger. These costs consisted primarily of fees for financial advisory, legal and other professional services. If the merger is consummated, most of the merger-related costs are not deductible for federal income tax purposes. If the merger is not consummated, most of these costs would become deductible for federal income tax purposes, resulting in a tax benefit of approximately $50 million.

72 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Acquisitions

The Company completed certain acquisitions during the three years ended December 31, 2016 that were not material to the Company's results of operations, liquidity or financial condition. In accordance with GAAP, the purchase price for each acquisition was allocated to the tangible and intangible net assets acquired based on management's estimates of their fair values.

NOTE 4 Earnings Per Share

Accounting policy.   The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	2016			2015			2014

(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted

Shareholders' net income	$1,867	$–	$1,867	$2,094	$–	$2,094	$2,102	$–	$2,102

Shares:
Weighted average	255,360	–	255,360	256,149	–	256,149	263,889	–	263,889
Common stock equivalents		4,287	4,287		4,443	4,443		4,714	4,714

Total shares	255,360	4,287	259,647	256,149	4,443	260,592	263,889	4,714	268,603

EPS	$7.31	$(0.12)	$7.19	$8.17	$(0.13)	$8.04	$7.97	$(0.14)	$7.83

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2016	2015	2014

Anti-dilutive options	2.3	0.4	1.0

NOTE 5 Debt

The outstanding amounts of debt and capital leases for the years ended December 31 were as follows:

(In millions)	2016	2015

Short-term:
Commercial paper	$–	$100
Current maturities of long-term debt	250	–
Other, including capital leases	26	49

Total short-term debt	$276	$149

Long-term:
Uncollateralized debt:
$250 million, 5.375% Notes due 2017	$–	$249
$131 million, 6.35% Notes due 2018	131	131
$250 million, 4.375% Notes due 2020 (1)	252	254
$300 million, 5.125% Notes due 2020 (1)	301	303
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	302	304
$750 million, 4% Notes due 2022	744	743
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	893	892
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	295
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	20	32

Total long-term debt	$4,756	$5,020

(1)
The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments. See Note 12 for further information about the Company's interest rate risk management and these derivative instruments.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options to increase the commitment amount to $2 billion and to extend the term past December 2019, subject to consent by the administrative agent and the committing banks. The credit agreement is available for general corporate purposes including for the issuance of letters of credit. The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – that is total consolidated debt

CIGNA CORPORATION - 2016 Form 10-K 73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

to total consolidated capitalization (each as defined in the credit agreement) – to exceed 0.50. The leverage ratio excludes the following items that are included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets: net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension. The Company was in compliance with its debt covenants as of December 31, 2016.

The Company had $9.7 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement, in addition to the $5 billion of debt outstanding as of December 31, 2016. This additional borrowing capacity includes the $1.5 billion available under the credit agreement. Letters of credit outstanding as of December 31, 2016 totaled $14 million.

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

Maturities of long-term debt and capital leases are as follows:

	Scheduled Maturities

(In millions)	Long-term Debt (1)	Capital Leases

2017	$255	$21
2018	$131	$10
2019	$–	$10
2020	$549	$–
2021	$378	$–
Maturities after 2021	$3,694	$–

(1)
Long-term debt maturity amounts exclude capital leases.

Interest expense on long-term and short-term debt was $251 million in 2016, $252 million in 2015, and $265 million in 2014. The 2015 expense excludes losses on the early extinguishment of debt.

NOTE 6 Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2016	2015	2014

Common: Par value $0.25; 600,000 shares authorized
Outstanding – January 1,	256,544	259,276	275,526
Issued for stock option and other benefit plans	1,110	2,751	2,284
Repurchased common stock	(785)	(5,483)	(18,534)

Outstanding – December 31,	256,869	256,544	259,276
Treasury stock	39,276	39,601	36,869

Issued – December 31,	296,145	296,145	296,145

The Company maintains a share repurchase program authorized by its Board of Directors. Under this program, the Company may repurchase shares from time to time. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternate uses of capital. The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans. The program may be suspended or discontinued at any time.

In 2014, the Company retired 70 million shares of treasury stock. This transaction had no effect on total shareholders' equity.

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2016, 2015 or 2014.

74 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 7 Global Health Care Medical Costs Payable

Accounting policy.   The Company uses actuarial principles and assumptions that are consistently applied each reporting period and recognizes the actuarial best estimate of the ultimate liability along with a margin for adverse deviation. This approach is consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions.

This liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

For more recent months, the Company relies more heavily on medical cost trend analysis that reflects expected claim payment patterns and other relevant operational considerations. Medical cost trend is primarily impacted by medical service utilization and unit costs that are affected by changes in the level and mix of medical benefits offered, including inpatient, outpatient and pharmacy, the impact of copays and deductibles, changes in provider practices and changes in consumer demographics and consumption behavior.

For each reporting period, the Company compares key assumptions used to establish the medical costs payable to actual experience. When actual experience differs from these assumptions, medical costs payable are adjusted through current period shareholders' net income. Additionally, the Company evaluates expected future developments and emerging trends that may impact key assumptions. The process used to determine this liability requires the Company to make critical accounting estimates that involve considerable judgment, reflecting the variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

Liability balance details.   The liability for Global Health Care medical costs payable as of December 31 is comprised of the following:

(In millions)	2016	2015

Incurred but not reported	$1,858	$1,757
Reported claims in process	556	470
Physician incentives and other medical care expense and services payable	118	128

Medical costs payable	$2,532	$2,355

Activity in medical costs payable was as follows:

(In millions)	2016	2015	2014

Balance at January 1,	$2,355	$2,180	$2,050
Less: Reinsurance and other amounts recoverable	243	252	194

Balance at January 1, net	2,112	1,928	1,856
Incurred costs related to:
Current year	19,087	18,564	16,853
Prior years	(78)	(210)	(159)

Total incurred	19,009	18,354	16,694
Paid costs related to:
Current year	17,052	16,588	14,966
Prior years	1,812	1,582	1,656

Total paid	18,864	18,170	16,622
Balance at December 31, net	2,257	2,112	1,928
Add: Reinsurance and other amounts recoverable	275	243	252

Balance at December 31,	$2,532	$2,355	$2,180

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist. See Note 9 for additional information on reinsurance.

For the years ended December 31, variances in incurred costs related to prior years' medical costs payable that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	2016		2015

($ in millions)	$	% (1)	$	% (2)

Actual completion factors	$59	0.3%	$62	0.4%
Medical cost trend	27	0.1%	115	0.7%
Other (3)	(8)	0.0%	33	0.2%

Total favorable (unfavorable) variance	$78	0.4%	$210	1.3%

(1)
Percentage of current year incurred costs as reported for 2015.

(2)
Percentage of current year incurred costs as reported for 2014.

(3)
In 2015, the other balance primarily relates to an increase in the 2014 reinsurance reimbursement rate from CMS under the Health Care Reform Act.
CIGNA CORPORATION - 2016 Form 10-K 75

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Incurred costs related to prior years in the table above, although adjusted through shareholders' net income, do not directly correspond to an increase or decrease to shareholders' net income. The primary reason for this difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders' net income if they are offset by increases in the current year provision for moderately adverse conditions.

The net impact of prior year development on shareholders' net income was not significant for the year ended December 31, 2016 compared with a $60 million increase for the year ended December 31, 2015. Favorable prior year development implies primarily lower than expected utilization of medical services and vice versa while amounts close to zero imply utilization of medical services that are consistent with expectations.

The table below depicts the incurred and paid claims development as of December 31, 2016 (net of reinsurance), claims frequency metrics and incurred but not reported liabilities for Cigna's Global Health Care medical costs payable. The information about incurred and paid claims development for the year ended December 31, 2015 is presented as supplementary information and is unaudited.

	Incurred Costs

($ in millions, except for claims frequency) Incurral Year	2015 (Unaudited)	2016	Medical Costs Payable	Claims Frequency

2015	$18,564	$18,487	$182	2.5 million
2016		19,087	$2,035	2.9 million

Cumulative incurred costs for the periods presented		$37,574

	Cumulative Paid Costs

Incurral Year	2015 (Unaudited)	2016

2015	$16,588	$18,305
2016		17,052

Cumulative paid costs for the periods presented		$35,357
Outstanding liabilities prior to 2015		40

Net outstanding liabilities for Global Health Care medical costs payable		2,257
Reinsurance and other amounts recoverable		275

Total liability for Global Health Care medical costs payable		$2,532

More than 95% of health claims for an accident year are paid within one year of their incurred date.

There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for the Global Health Care segment is the number of customers for whom an insured medical claim was paid. This metric will generally be consistent and comparable over time.

NOTE 8 Liabilities for Unpaid Claims and Claim Expenses

As discussed in Note 2, the Company is newly required by ASU 2015-09 to present additional information about its claim estimates related to short-duration insurance contracts. The following information relates to the Company's unpaid claims and claim expense liabilities.

Accounting policy.   Liabilities for unpaid claims and claim expenses are established by book of business within the Company's Group Disability and Life, Global Supplemental Benefits and Other Operations segments. The Group Disability and Life segment's liability for unpaid claims and claim expenses consists of the following primary products: long-term and short-term disability, life insurance, and accident coverages. Unpaid claims and claim expenses consist of (1) case or claims reserves for known claims that are unpaid as of the balance sheet date; (2) incurred but not reported reserves for claims when the insured event has occurred but has not been reported to the Company; and (3) loss adjustment expense reserves for the expected costs of settling these claims. The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. When estimates of these liabilities change, the Company immediately records the adjustment in benefits and expenses.

The Company's liability for disability claims reported but not yet paid is the present value of estimated future benefit payments over the expected disability period. The Company projects the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Using the Company's experience, expected claim resolution rates may vary based upon the anticipated disability period, the covered benefit period, the cause of disability, the benefit design and the claimant's age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, most commonly Social Security Disability Income, workers' compensation, statutory disability or other group benefit plans. For certain offsets not yet finalized, the Company estimates the probability and amount of future offset awards and lapses based on the Company's experience.

76 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Liability balance details.   The liability for unpaid claims and claim expenses by segment as of December 31 is as follows:

(In millions)	2016	2015

Group Disability and Life	$4,342	$4,006
Global Supplemental Benefits	384	353
Other Operations	191	215

Unpaid claims and claim expenses	$4,917	$4,574

The Company discounts certain liabilities, predominantly long-term disability, because benefits payments are made over extended periods. Discount rate assumptions for these liabilities are based on projected investment returns for the supporting asset portfolios. Details of the Company's unpaid claim discounted liability balances as of December 31 were as follows:

(In billions)	2016	2015

Discounted liabilities	$3.9	$3.7
Aggregate amount of discount	$1.1	$1.0
Range of discount rates	3.3% - 5.8%	3.5% - 5.7%

Interest is accreted and recognized in other benefit expenses in the Consolidated Statements of Income.

Activity in the Company's Group Disability and Life and the Global Supplemental Benefits segments' liabilities for unpaid claims and claim expenses are presented in the following table. Liabilities associated with the Company's Other Operations segment are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

(In millions)	2016	2015	2014

Balance at January 1,	$4,359	$4,178	$4,038
Less: Reinsurance	115	104	99

Balance at January 1, net	4,244	4,074	3,939
Incurred claims related to:
Current year	4,258	3,813	3,512
Prior years:
Interest accretion	161	163	149
All other incurred	93	(91)	(165)

Total incurred	4,512	3,885	3,496
Paid claims related to:
Current year	2,575	2,325	2,078
Prior years	1,560	1,382	1,271

Total paid	4,135	3,707	3,349
Acquisitions	–	11	–
Foreign currency	(16)	(19)	(12)
Balance at December 31, net	4,605	4,244	4,074
Add: Reinsurance	121	115	104

Balance at December 31,	$4,726	$4,359	$4,178

Reinsurance in the table above reflect amounts due from reinsurers related to unpaid claims liabilities. The Company's insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 9 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company's liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company's expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Prior year incurred claims reported in 2016 included the impact of modifications made to our disability claims management process and a period of elevated life claims.

Long-Term Disability Development Tables.   The table below presents information about incurred and paid claims development as of December 31, 2016 (net of reinsurance) cumulative claim frequency and total incurred but not reported liabilities for the Company's long-term disability book of business. The information about incurred and paid claims development for the years ended December 31, 2012 through 2015, is presented as supplementary information and is unaudited. As permitted under the standard in the initial year of adoption, the Company

CIGNA CORPORATION - 2016 Form 10-K 77

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

presented development table information for five years because obtaining information beyond this period was impracticable as historical data was not maintained in such detail at this level.

(In millions, except for claims frequency)

	Incurred Claims (undiscounted)					Incurred But Not

Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016	Reported Liabilities	Claims Frequency

2012	$995	$951	$889	$876	$883	$–	21,170
2013		1,063	1,037	1,062	1,072	–	23,493
2014			1,158	1,129	1,167	3	25,175
2015				1,184	1,154	17	25,133
2016					1,246	524	13,734

Cumulative incurred claims for the periods presented					$5,522

	Cumulative Paid Claims

Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016

2012	$81	$288	$429	$504	$571
2013		92	342	503	600
2014			111	379	575
2015				114	417
2016					122

Cumulative paid claims for the periods presented					2,285
All outstanding liabilities prior to 2012, net of reinsurance					1,361
Impact of discounting					(976)

Liability for long-term disability unpaid claims and claim expenses, net of reinsurance					$3,622

The claims frequency metric used for the Company's long-term disability line of business represents the number of unique claim events for which benefits have been approved and payments made. Claim events are identified using a unique claimant identifier and incurral date. Thus, if an individual has multiple claims for different disabling events (and therefore different incurral dates), each will be determined to be a unique claim event. However, if an individual receives multiple benefits under more than one policy (for example for supplemental disability benefits such as pension contribution benefits or survivor benefits), the Company treats this as a single claim occurrence because they related to the same claim event. Claims frequency metrics for the most recent year are expected to be low, reflecting the long-term disability product features including waiting and elimination periods that result in delayed eligibility for contract benefits.

The following is supplementary and unaudited information about average historical claims payout patterns for the long-term disability business for the years presented in the development table as of December 31, 2016. The average annual percentage payout of incurred claims, net of reinsurance, is approximately 9% in year one, 24% in year two, 16% in year three, 9% in year four and 8% in year five.

The following reconciles the long-term disability net incurred and paid claims development table to the liability for unpaid claims and claim expenses in the Company's Consolidated Balance Sheets as of December 31, 2016.

(In millions)

Net outstanding liabilities — Group Disability and Life segment
Long-term disability liabilities, net of reinsurance	$3,622
Other short-duration insurance books of business, net of reinsurance	620

Liabilities for unpaid claims and claim expenses, net of reinsurance	4,242

Reinsurance recoverable on unpaid claims — Group Disability and Life segment
Long-term disability	86
Other short-duration insurance books of business	14

Total reinsurance recoverable on unpaid claims	100

Total liability for unpaid claims and claim expenses — Group Disability and Life segment	4,342
Global Supplemental Benefits segment	384
Other Operations segment	191

Total liability for unpaid claims and claim expenses	$4,917

The other short-duration insurance books of business, net of reinsurance, primarily include liabilities for life, accident and short-term disability insurance products. Liabilities for these products are typically complete within one year. Claim development on these liabilities is largely driven by completion factors and loss ratio assumptions. In 2016, development on these liabilities was driven by a period of elevated life claims.

NOTE 9 Reinsurance

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

78 CIGNA CORPORATION - 2016 Form 10-K

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

Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company's reinsurance recoverables are presented below:

(In millions) Line of Business	Reinsurer(s)	December 31, 2016	December 31, 2015	Collateral and Other Terms at December 31, 2016

Ongoing operations:
Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	$478	$553	Recoverables from approximately 80 reinsurers, including the U.S. Government, used in the ordinary course of business. Current balances range from less than $1 million up to $96 million. Excluding the recoverable from the U.S. Government of $63 million, 13% is secured by assets in trusts or letters of credit.
Total recoverables related to ongoing operations		478	553
Acquisition, disposition or runoff activities:
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,586	3,705	Both companies' ratings were sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited	Berkshire	1,085	1,123	100% secured by assets in a trust.
in 2013)	Other	44	41	100% secured by assets in a trust or letters of credit.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	921	995	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	297	315	99% secured by assets in a trust.
Other run-off reinsurance	Various	67	81	99% secured by assets in a trust or other deposits.

Total recoverables related to acquisition, disposition or runoff activities		6,000	6,260

Total reinsurance recoverables		$6,478	$6,813

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company. Over 90% of the Company's reinsurance recoverables were from companies rated A or higher by Standard & Poors at December 31, 2016. The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable. As of December 31, 2016 and December 31, 2015, the Company's recoverables were net of a reserve of $3 million.

Effects of Reinsurance

The following table presents direct, assumed and ceded premiums for both short-duration and long-duration insurance contracts. It also presents reinsurance recoveries that have been netted against benefits and expenses in the Company's Consolidated Statements of Income.

(In millions)	2016	2015	2014

Premiums
Short-duration contracts:
Direct	$27,496	$26,751	$24,294
Assumed	247	289	429
Ceded	(229)	(254)	(226)

Total short-duration contract premiums	27,514	26,786	24,497

Long-duration contracts:
Direct	3,259	3,061	2,921
Assumed	137	111	173
Ceded:
Individual life insurance and annuity business sold	(153)	(158)	(254)
Other	(131)	(158)	(123)

Total long-duration contract premiums	3,112	2,856	2,717

Total premiums	$30,626	$29,642	$27,214

Reinsurance recoveries
Individual life insurance and annuity business sold	$279	$301	$366
Other	261	436	292

Total reinsurance recoveries	$540	$737	$658

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

CIGNA CORPORATION - 2016 Form 10-K 79

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction for a payment of $2.2 billion. Berkshire reinsured 100% of the Company's future claim payments in this business, net of retrocessional arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.5 billion remaining at December 31, 2016.

A discussion of each of these businesses follows. While GMDB is accounted for as reinsurance, GMIB assets and liabilities are reported as derivatives at fair value as discussed below. Accordingly, GMIB assets are reported in other assets, including intangibles, and GMIB liabilities are reported in accounts payable, accrued expenses and other liabilities.

GMDB

The majority of the GMDB exposure arises under annuities written by ceding companies that guarantee the benefit received at death will be no less than the highest historical account value of the related mutual fund investments on a contractholder's anniversary date. Under this type of death benefit, the Company's exposure arises when the highest anniversary account value exceeds the fair value of the related mutual fund investments at the time of a contractholder's death.

Accounting policy.   The Company estimates the gross liability and reinsurance recoverable with an internal model based on the Company's experience and future expectations over an extended period, consistent with the long-term nature of this product. As a result of the reinsurance transaction, reserve increases have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB asset presented below). The ending net retained reserve covers ongoing administrative expenses, as well as minor claim exposure retained by the Company.

Because the product is premium deficient, the Company records an increase to the net retained reserve if it is inadequate based on the model.

Activity in future policy benefit reserves for the GMDB business was as follows:

(In millions)	2016	2015	2014

Balance at January 1,	$1,252	$1,270	$1,396
Add: Unpaid claims	18	16	18
Less: Reinsurance and other amounts recoverable	1,164	1,186	1,317

Balance at January 1, net	106	100	97
Add: Incurred benefits	4	3	3
Less: Paid benefits / (recoveries)	(1)	(3)	–

Ending balance, net	111	106	100
Less: Unpaid claims	16	18	16
Add: Reinsurance and other amounts recoverable	1,129	1,164	1,186

Balance at December 31,	$1,224	$1,252	$1,270

Benefits paid and incurred are net of ceded amounts.

80 CIGNA CORPORATION - 2016 Form 10-K

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

(Dollars in millions, excludes impact of reinsurance ceded)	2016	2015

Account value	$10,650	$11,355
Net amount at risk	$2,458	$2,870
Average attained age of contractholders (weighted by exposure)	75	74
Number of contractholders	285,000	324,000

GMIB

In this business, the Company reinsured contracts with issuers of GMIB products. The Company's exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values. Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that must occur within 30 days of a policy anniversary after the appropriate waiting period. The Company has purchased retrocessional coverage ("GMIB assets") for these contracts.

Accounting policy.   The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments. Periodically, the Company receives and pays fees based on either contractholders' account values or deposits increased at a contractual rate. The Company will also pay and receive cash depending on changes in account values and interest rates when contractholders first elect to receive minimum income payments. Cash flows on these contracts are reported in operating activities.

As of December 31, 2016, there were three reinsurers for GMIB as follows:

(In millions) Line of Business	Reinsurer(s)	December 31, 2016	December 31, 2015	Collateral and Other Terms at December 31, 2016

GMIB	Berkshire	$370	$420	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	227	257
	Liberty Re (Bermuda) Ltd.	202	230	100% were secured by assets in a trust.

Total GMIB recoverables reported in other assets		$799	$907

Assumptions used in fair value measurement.   The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions. The only assumption expected to impact future shareholders' net income is non-performance risk. The non-performance risk adjustment reflects a market participant's view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.

Other assumptions that affect GMIB assets and liabilities include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse, and annuity election rates). As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3 in the fair value hierarchy presented in Note 10.

The Company regularly evaluates each of the assumptions used in establishing these assets and liabilities. Significant decreases in assumed lapse rates or spreads used to calculate non-performance risk of the Company, or significant increases in assumed annuity election rates or spreads used to calculate the non-performance risk of the reinsurers, would result in higher fair value measurements. A change in one of these assumptions is not necessarily accompanied by a change in another assumption.

GMIB guarantees.   Future payments are not fixed and determinable under the terms of these contracts. Accordingly, the Company calculated exposure, without considering any reinsurance coverage, using the following hypothetical assumptions:

•
no annuitants surrendered their accounts;

•
all annuitants lived to elect their benefit;

•
all annuitants elected to receive their benefit on the next available date (2017 through 2021); and

•
all underlying mutual fund investment values remained at the December 31, 2016 value of $810 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts. Using these hypothetical assumptions, GMIB exposure is $703 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.

CIGNA CORPORATION - 2016 Form 10-K 81

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

The Company is responsible for determining fair value, as well as for assigning the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs. The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates. The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value. The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations. The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates. The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations. Annually, we conduct an on-site visit of the most significant pricing service to review their processes, methodologies and controls. This on-site review includes a walk-through of inputs of a sample of securities held across various asset types to validate the documented pricing process.

A. Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of December 31, 2016 and 2015 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately under the heading separate account assets as gains and losses related to these assets generally accrue directly to policyholders.

December 31, 2016

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$374	$503	$–	$877
State and local government	–	1,435	–	1,435
Foreign government	–	2,066	47	2,113
Corporate	–	15,552	498	16,050
Mortgage and other asset-backed	–	329	157	486

Total fixed maturities (1)	374	19,885	702	20,961
Equity securities	396	113	74	583

Subtotal	770	19,998	776	21,544
Short-term investments	–	691	–	691
GMIB assets	–	–	799	799
Other derivative assets	–	10	–	10

Total financial assets at fair value, excluding separate accounts	$770	$20,699	$1,575	$23,044

GMIB liabilities	$–	$–	$780	$780
Other derivative liabilities	–	5	–	5

Total financial liabilities at fair value	$–	$5	$780	$785

(1)
Fixed maturities included $524 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $14 million of appreciation for securities classified in Level 3. See Note 11A for additional information.
82 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

December 31, 2015

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets at fair value:
Fixed maturities:
Federal government and agency	$251	$528	$–	$779
State and local government	–	1,641	–	1,641
Foreign government	–	2,010	4	2,014
Corporate	–	14,122	326	14,448
Mortgage and other asset-backed	–	246	327	573

Total fixed maturities (1)	251	18,547	657	19,455
Equity securities	32	89	69	190

Subtotal	283	18,636	726	19,645
Short-term investments	–	381	–	381
GMIB assets	–	–	907	907
Other derivative assets	–	16	–	16

Total financial assets at fair value, excluding separate accounts	$283	$19,033	$1,633	$20,949

GMIB liabilities	$–	$–	$885	$885

Total financial liabilities at fair value	$–	$–	$885	$885

(1)
Fixed maturities included $483 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $30 million of appreciation for securities classified in Level 3. See Note 11A for additional information.

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

Short-term investments are carried at fair value that approximates cost. On a regular basis, the Company compares market prices for these securities to recorded amounts to validate that current carrying amounts approximate exit prices. The short-term nature of the investments and corroboration of the reported amounts over the holding period support their classification in Level 2.

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of December 31, 2016 or 2015. Level 2 also includes exchange-traded interest rate swap contracts. Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements. The nature and use of these other derivatives are described in Note 12.

CIGNA CORPORATION - 2016 Form 10-K 83

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

Fair values of mortgage and other asset-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics. For mortgage and other-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds. Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer's financial statements.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of December 31, 2016 and 2015. The range and weighted average basis point amounts ("bps") for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

Mortgage and other asset-backed securities.    The significant unobservable inputs used to value the following mortgage and other asset-backed securities are liquidity and weighting of credit spreads. When there is limited trading activity for the security, an adjustment for liquidity is made as of the measurement date that considers current market conditions, issuer circumstances and complexity of the security structure. An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral and no standard market valuation technique. The weighting of credit spreads is primarily based on the underlying collateral's characteristics and their proportional cash flows supporting the bond obligations. The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral, ranging from high credit quality to below investment grade.

Corporate and government fixed maturities.    The significant unobservable input used to value the following corporate and government fixed maturities is an adjustment for liquidity. When there is limited trading activity for the security, an adjustment is needed to reflect current market conditions and issuer circumstances.

Equity securities.    The significant unobservable input used to value the following equity securities is a multiple of earnings before interest, taxes, depreciation and amortization ("EBITDA"). These securities are comprised of private equity investments with limited trading activity and therefore a ratio of price to EBITDA is used to estimate value based on company circumstances and relative risk characteristics.

As of December 31, 2016

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)

Fixed maturities:
Mortgage and other asset-backed securities	$157	Liquidity	60 – 330 (90) bps
		Weighting of credit spreads	160 – 470 (230) bps
Corporate and government fixed maturities	490	Liquidity	80 – 1,300 (340) bps

Total fixed maturities	647
Equity securities	74	Price-to-EBITDA multiples	4.2 – 11.6 (8.5)

Subtotal	721
Securities not priced by the Company (1)	55

Total Level 3 securities	$776

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

As of December 31, 2015

Fixed maturities:
Mortgage and other asset-backed securities	$327	Liquidity	60 – 440 (200) bps
		Weighting of credit spreads	170 – 630 (220) bps
Corporate and government fixed maturities	285	Liquidity	70 – 930 (280) bps

Total fixed maturities	612
Equity securities	69	Price-to-EBITDA multiples	4.2 – 11.6 (8.3)

Subtotal	681
Securities not priced by the Company (1)	45

Total Level 3 securities	$726

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

Significant increases in fixed maturity spreads would result in lower fair value measurements while decreases in these inputs would result in higher fair value measurements. Significant decreases in equity price-to-EBITDA multiples would result in lower fair value measurements while increases in these inputs would result in higher fair value measurements. Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.

84 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

GMIB contracts.   See discussion in Note 9.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2016 and 2015. Separate account asset changes are reported separately under the heading "separate account assets" as the changes in fair values of these assets generally accrue directly to the policyholders. Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net

Balance at January 1, 2016	$726	$907	$(885)	$22

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(47)	47	–
Other	(18)	–	(3)	(3)

Total gains (losses) included in shareholders' net income	(18)	(47)	44	(3)

Losses included in other comprehensive income	(1)	–	–	–
Gains required to adjust future policy benefits for settlement annuities (1)	29	–	–	–
Purchases, sales, settlements:
Purchases	96	–	–	–
Sales	(140)	–	–	–
Settlements	(74)	(61)	61	–

Total purchases, sales and settlements	(118)	(61)	61	–

Transfers into/(out of) Level 3:
Transfers into Level 3	338	–	–	–
Transfers out of Level 3	(180)	–	–	–

Total transfers into/(out of) Level 3	158	–	–	–

Balance at December 31, 2016	$776	$799	$(780)	$19

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(18)	$(47)	$44	$(3)

Balance at January 1, 2015	$857	$953	$(929)	$24

Gains (losses) included in shareholders' net income:
GMIB fair value gain/(loss)	–	(5)	2	(3)
Other	24	1	–	1

Total gains (losses) included in shareholders' net income	24	(4)	2	(2)

Losses included in other comprehensive income	(11)	–	–	–
Losses required to adjust future policy benefits for settlement annuities (1)	(1)	–	–	–
Purchases, sales, settlements:
Purchases	153	–	–	–
Sales	(230)	–	–	–
Settlements	(21)	(42)	42	–

Total purchases, sales and settlements	(98)	(42)	42	–

Transfers into/(out of) Level 3:
Transfers into Level 3	49	–	–	–
Transfers out of Level 3	(94)	–	–	–

Total transfers into/(out of) Level 3	(45)	–	–	–

Balance at December 31, 2015	$726	$907	$(885)	$22

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(6)	$(4)	$2	$(2)

(1)
Amounts do not accrue to shareholders.

As noted in the preceding tables, total gains and losses included in shareholders' net income are reflected in the following captions in the Consolidated Statements of Income:

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

CIGNA CORPORATION - 2016 Form 10-K 85

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Reclassifications impacting Level 3 financial instruments are reported as transfers into or out of the Level 3 category as of the beginning of the quarter in which the transfer occurs. Therefore gains and losses in income only reflect activity for the period the instrument was classified in Level 3.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. For the year ended 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals, mining, energy, electric and consumer sectors. For the year ended 2015, transfers out of Level 3 primarily reflect a change in the significance of the unobservable inputs related to liquidity and credit estimates used to value several private corporate bonds.

Separate Accounts

Accounting policy.   Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of these accounts generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either premiums or fees and other revenues. Beginning in 2016, investments that are measured using the practical expedient of NAV (see Note 2 for additional information) are excluded from the fair value hierarchy. Prior periods have been reclassified to conform to the current presentation.

At December 31, fair values of separate account assets were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

2016
Guaranteed separate accounts (See Note 21)	$238	$262	$–	$500
Non-guaranteed separate accounts (1)	1,368	4,885	331	6,584

Subtotal	$1,606	$5,147	$331	$7,084

Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				856

Total separate account assets				$7,940

2015
Guaranteed separate accounts (See Note 21)	$235	$274	$–	$509
Non-guaranteed separate accounts (1)	1,401	4,698	297	6,396

Subtotal	$1,636	$4,972	$297	$6,905

Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				928

Total separate account assets				$7,833

(1)
Non-guaranteed separate accounts included $3.7 billion as of December 31, 2016 and $3.6 billion as of December 31, 2015 in assets supporting the Company's pension plans, including $0.3 billion classified in Level 3 and $0.9 billion priced at NAV as a practical expedient for both periods.

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

Separate account assets classified in Level 3 primarily support Cigna's pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below. The following tables summarize the changes in separate account assets reported in Level 3 for the years ended December 31, 2016 and 2015.

(In millions)	2016	2015

Balance at January 1	$297	$255
Policyholder gains (losses)	2	(6)
Purchases, issuances, settlements:
Purchases	22	59
Sales	(11)	–
Settlements	(18)	(16)

Total purchases, sales and settlements	(7)	43

Transfers into/(out of) Level 3:
Transfers into Level 3	65	17
Transfers out of Level 3	(26)	(12)

Total transfers into/(out of) Level 3:	39	5

Balance at December 31	$331	$297

86 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The table below provides additional information on these investments.

	Fair Value as of

(In millions)	December 31, 2016	December 31, 2015	Unfunded Commitments	Redemption Frequency (if currently eligible) (1)	Redemption Notice Period (1)

Security Partnerships	$424	$406	$286	Not applicable	Not applicable
Real Estate Funds	231	261	–	Quarterly	45-90 days
Hedge Funds	201	261	–	Up to Annually, varying by fund	30-90 days

Total	$856	$928	$286

(1)
The attributes noted are effective as of December 31, 2016 and 2015.

B. Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired. Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $4 million after-tax in 2016 and $16 million after-tax in 2015.

C. Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2016 and 2015. In addition to universal life products and capital leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

		December 31, 2016		December 31, 2015

	Classification in Fair Value Hierarchy
(In millions)		Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$1,682	$1,666	$1,911	$1,864
Contractholder deposit funds, excluding universal life products	Level 3	$1,215	$1,212	$1,151	$1,148
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,460	$4,991	$5,515	$5,020

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

Fair values of off-balance sheet financial instruments were not material as of December 31, 2016 and 2015.

NOTE 11 Investments, Investment Income and Gains and Losses

Cigna's investment portfolio consists of a broad range of investments including fixed maturities and equity securities, commercial mortgage loans, other long-term investments and short-term investments. The sections below provide more detail regarding our accounting policies, investment balances, net investment income and realized investment gains and losses. See Note 10 for information about the valuation of the Company's investment portfolio.

CIGNA CORPORATION - 2016 Form 10-K 87

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

A. Investment Portfolio

Fixed Maturities and Equity Securities

Accounting policy.   Fixed maturities (including bonds, mortgage and other asset-backed securities and preferred stocks redeemable by the investor) and most equity securities are classified as available for sale and are carried at fair value with changes in fair value recorded in accumulated other comprehensive income (loss) within shareholders' equity. Net unrealized appreciation on investments supporting the Company's run-off settlement annuity business is reported in future policy benefit liabilities rather than accumulated other comprehensive income (loss).

Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of December 31, 2016, fair values of these securities were $36 million and amortized cost was $49 million. As of December 31, 2015, fair values of these securities were $52 million and amortized cost was $66 million.

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

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2016:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,570	$1,574
Due after one year through five years	6,481	6,731
Due after five years through ten years	8,036	8,189
Due after ten years	3,394	3,981
Mortgage and other asset-backed securities	461	486

Total	$19,942	$20,961

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

	December 31, 2016

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

Federal government and agency	$658	$223	$(4)	$877
State and local government	1,342	99	(6)	1,435
Foreign government	1,998	129	(14)	2,113
Corporate	15,483	716	(149)	16,050
Mortgage and other asset-backed	461	29	(4)	486

Total	$19,942	$1,196	$(177)	$20,961

(In millions)	December 31, 2015

Federal government and agency	$528	$251	$–	$779
State and local government	1,496	147	(2)	1,641
Foreign government	1,870	147	(3)	2,014
Corporate	14,022	632	(206)	14,448
Mortgage and other asset-backed	540	41	(8)	573

Total	$18,456	$1,218	$(219)	$19,455

The above table includes investments with a fair value of $2.7 billion at December 31, 2016 and 2015 supporting liabilities of the Company's run-off settlement annuity business. These investments had gross unrealized appreciation of $539 million and gross unrealized depreciation of $15 million at December 31, 2016, compared with gross unrealized appreciation of $521 million and gross unrealized depreciation of $38 million at December 31, 2015.

As of December 31, 2016, the Company had commitments to purchase $26 million of fixed maturities, all of which bear interest at a fixed market rate.

88 CIGNA CORPORATION - 2016 Form 10-K

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

The table below summarizes fixed maturities with a decline in fair value from amortized cost at December 31, 2016 by the length of time these securities have been in an unrealized loss position. These fixed maturities are primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

Fixed maturities:
One year or less:
Investment grade	$4,346	$4,475	$(129)	992
Below investment grade	$724	$736	$(12)	591
More than one year:
Investment grade	$308	$327	$(19)	53
Below investment grade	$186	$203	$(17)	28

Equity securities include an investment of approximately $400 million in an exchange traded fund ("ETF") with a gross unrealized loss of $5 million at December 31, 2016. The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and the gross unrealized loss is due to an increase in market yields since purchase. There were no other available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at December 31, 2016.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower. Loans are generally issued at a fixed rate of interest and are secured by high quality, primarily completed and substantially leased operating properties.

Accounting policy.   Commercial mortgage loans are carried at unpaid principal balances or, if impaired, the lower of unpaid principal or fair value of the underlying real estate. See the "Impaired commercial mortgage loans" section below for the Company's accounting policy for impaired commercial mortgage loans.

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2016	2015

Property type
Office buildings	$592	$697
Apartment buildings	428	366
Industrial	302	322
Hotels	205	259
Retail facilities	139	213
Other	–	7

Total	$1,666	$1,864

U.S. geographic region
Pacific	$714	$738
South Atlantic	268	366
New England	227	276
Central	239	205
Middle Atlantic	186	227
Mountain	32	52

Total	$1,666	$1,864

At December 31, 2016, scheduled commercial mortgage loan maturities were as follows:

(In millions)	Scheduled Maturities

2017	$92
2018	138
2019	251
2020	97
2021 and thereafter	1,088

Total	$1,666

CIGNA CORPORATION - 2016 Form 10-K 89

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2016, the Company had commitments to extend credit under commercial mortgage loan agreements of $69 million.

Credit quality.   The Company regularly evaluates and monitors credit risk, beginning with the initial underwriting of a mortgage loan and continuing throughout the investment holding period. Mortgage origination professionals employ an internal credit quality rating system designed to evaluate the relative risk of the transaction at origination that is then updated each year as part of the annual portfolio loan review. The Company evaluates and monitors credit quality on a consistent and ongoing basis, classifying each loan as a loan in good standing, potential problem loan or problem loan.

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

The following tables summarize the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of December 31, 2016 and 2015:

	Debt Service Coverage Ratio

	December 31, 2016

(In millions) Loan-to-Value Ratio	1.30x or Greater	1.20x to 1.29x	1.10x to 1.19x	1.00x to 1.09x	Less than 1.00x	Total

Below 50%	$335	$15	$–	$–	$–	$350
50% to 59%	517	46	–	30	–	593
60% to 69%	624	14	–	–	–	638
70% to 79%	–	–	29	–	35	64
80% to 89%	–	–	–	–	–	–
90% to 100%	–	–	–	–	21	21

Total	$1,476	$75	$29	$30	$56	$1,666

	December 31, 2015

Below 50%	$261	$2	$–	$67	$–	$330
50% to 59%	683	–	–	24	–	707
60% to 69%	590	14	–	19	–	623
70% to 79%	–	–	–	30	36	66
80% to 89%	40	–	–	–	–	40
90% to 100%	–	–	–	–	98	98

Total	$1,574	$16	$–	$140	$134	$1,864

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2016 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans. The results of the 2016 review showed improvement from the prior review in each of the key metrics and confirmed the overall strength of the portfolio. Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio's average loan-to-value ratio improved to 57% at December 31, 2016 from 58% at December 31, 2015. The portfolio's average debt service coverage ratio improved to 1.95 at December 31, 2016 from 1.78 at December 31, 2015. These improvements are primarily attributable to improvements in property operations and the relative stability of these metrics is primarily due to low portfolio turnover.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $21 million at December 31, 2016 and $139 million at December 31, 2015.

Impaired commercial mortgage loans.   A commercial mortgage loan is considered impaired when it is probable that the Company will not collect all amounts due according to the terms of the original loan agreement. These loans are included in either problem or potential problem

90 CIGNA CORPORATION - 2016 Form 10-K

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

The carrying value of the Company's impaired commercial mortgage loans and related valuation reserves were as follows:

	2016			2015

(In millions)	Gross	Reserves	Net	Gross	Reserves	Net

Impaired commercial mortgage loans with valuation reserves	$26	$(5)	$21	$113	$(15)	$98
Impaired commercial mortgage loans with no valuation reserves	–	–	–	–	–	–

Total	$26	$(5)	$21	$113	$(15)	$98

The average recorded investment in impaired loans was $72 million during 2016 and $126 million during 2015. The decrease in the average recorded investment was partially due to the foreclosure of one impaired loan. Interest income on impaired commercial mortgage loans was not significant for 2016 or 2015.

Changes in valuation reserves for commercial mortgage loans were not material for the years ended December 31, 2016 and 2015.

Other Long-Term Investments

Accounting policy.   Other long-term investments include investments in unconsolidated entities. These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans. These investments are carried at cost plus the Company's ownership percentage of reported income or loss in cases where the Company has significant influence; otherwise the investment is carried at cost. Income from certain entities is reported on a one quarter lag depending on when their financial information is received. Other long-term investments are considered impaired, and written down to their fair value, when cash flows indicate that the carrying value may not be recoverable. Fair value is generally determined based on a discounted cash flow analysis.

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2016 and 2015 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company's accounting policies for these derivative financial instruments.

As of December 31, other long-term investments consisted of the following:

(In millions)	2016	2015

Real estate investments	$738	$814
Securities partnerships	650	501
Other	74	89

Total	$1,462	$1,404

As of December 31, 2016, the Company had commitments to contribute:

•
$263 million to limited liability entities that hold either real estate or loans to real estate entities that are diversified by property type and geographic region; and

•
$810 million to entities that hold securities diversified by issuer and maturity date.

The Company expects to disburse approximately 26% of the committed amounts in 2017.

Short-Term Investments and Cash Equivalents

Accounting policy.   Security investments with maturities of greater than three months to one year from time of purchase are classified as short-term, available for sale and carried at fair value that approximates cost. Cash equivalents consist of short-term investments with maturities of three months or less from the time of purchase and are carried at cost that approximates fair value.

Short-term investments and cash equivalents included corporate securities of $2.2 billion, federal government securities of $378 million and money market funds of $11 million as of December 31, 2016. The Company's short-term investments and cash equivalents as of December 31, 2015 included corporate securities of $925 million, federal government securities of $220 million and money market funds of $55 million.

Concentration of Risk

As of December 31, 2016 and 2015, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

CIGNA CORPORATION - 2016 Form 10-K 91

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Net Investment Income

Accounting policy.   When interest and principal payments on investments are current, the Company recognizes interest income when it is earned. The Company recognizes interest income on a cash basis when interest payments are delinquent based on contractual terms or when certain terms (interest rate or maturity date) of the investment have been restructured.

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2016	2015	2014

Fixed maturities	$899	$879	$876
Equity securities	4	3	3
Commercial mortgage loans	91	112	133
Policy loans	72	72	72
Other long-term investments	98	116	105
Short-term investments and cash	26	14	17

Total investment income	1,190	1,196	1,206
Less investment expenses	43	43	40

Net investment income	$1,147	$1,153	$1,166

Real estate investments and securities partnerships with a carrying value of $220 million at December 31, 2016 and $277 million at December 31, 2015 were non-income producing during the preceding twelve months.

Net investment income for separate accounts that is excluded from the Company's revenues was $236 million for 2016, $262 million for 2015, and $225 million for 2014.

C. Realized Investment Gains And Losses

Accounting policy.   Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair values of certain derivatives and changes in valuation reserves on commercial mortgage loans.

The following realized gains and losses on investments for the years ended December 31 exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2016	2015	2014

Fixed maturities	$23	$(82)	$14
Equity securities	(1)	36	13
Commercial mortgage loans	4	(2)	(6)
Other investments, including derivatives	143	105	133

Net realized investment gains, before income taxes	169	57	154
Less income taxes	60	17	48

Net realized investment gains	$109	$40	$106

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

(In millions)	2016	2015	2014

Other-than-temporary impairments on fixed maturities:
Credit-related	$(19)	$(11)	$–
Non credit-related (1)	(16)	(101)	(36)

Total other-than-temporary impairments on fixed maturities	(35)	(112)	(36)
Other asset write-downs (2)	(23)	(28)	(16)

TOTAL	$(58)	$(140)	$(52)

(1)
These write-downs pertain to other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads), particularly within the energy sector, for certain below investment grade fixed maturities with an increased probability of sales activity prior to recovery of amortized cost basis.

(2)
Other asset write-downs include other-than-temporary declines in the fair values of equity securities, increases in valuation reserves on commercial mortgage loans, and asset write-downs related to security partnerships and real estate investments.

Realized investment gains in other investments, including derivatives, represent primarily gains on sale of real estate properties held in joint ventures.

Realized investment gains that are excluded from the Company's revenues for the years ended December 31 were as follows:

(In millions)	2016	2015	2014

Separate accounts	$16	$117	$376
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$63	$114	$86

92 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The following table presents sales information for available-for-sale fixed maturities and equity securities for the years ended December 31. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2016	2015	2014

Proceeds from sales	$1,544	$1,555	$1,769
Gross gains on sales	$83	$85	$62
Gross losses on sales	$7	$13	$6

NOTE 12 Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt. The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and discussed in Note 9. Derivatives in the Company's separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Accounting policy.   The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders' net income. Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item. This is referred to as "hedge ineffectiveness" and is generally recorded in realized investment gains and losses. In the event of an early hedge termination, the changes in fair value of derivatives that qualified for hedge accounting are reported in shareholders' net income, generally as a part of realized investment gains and losses. Derivative cash flows are generally reported in operating activities.

The following tables provide information on the Company's specific applications of derivative financial instruments during the years ended December 31.

Fair Value Hedge of Long-Term Corporate Debt	Notional Value (in millions)

Type of instrument. Interest rate swap contracts	2016	2015

	$ 750	$ 750

Purpose. To convert a portion of the interest rate exposure on the Company's long-term debt from fixed to variable rates. This more closely aligns the Company's interest expense with the interest income received on its cash equivalent and short-term investment balances. The variable rates are benchmarked to LIBOR.

Terms of derivative instruments. The Company provides upfront margin and settles fair value changes and net interest between variable and fixed rates daily with a central clearinghouse.

Accounting. Using fair value hedge accounting, the fair values of the swap contracts are reported in other assets, including other intangibles, or accounts payable, accrued expenses, and other liabilities. The critical terms of these swaps match those of the long-term debt being hedged. As a result, the carrying value of the hedged debt is adjusted to reflect changes in its fair value driven by LIBOR. The effects of those adjustments on other operating expenses are offset by the effects of corresponding changes in the swaps' fair value. The net impact from the hedge reported in other operating expenses reflects interest expense on the hedged debt at the variable interest rate.

Cash Flow Hedges of Fixed Maturity Bonds	Notional Value (in millions)

Type of instrument. Foreign currency and combination (interest rate and	2016	2015

foreign currency) swap contracts	$ 55	$ 131

Purpose. To hedge the interest and foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Terms of derivative instruments. The Company periodically exchanges cash flows between variable and fixed interest rates or between two currencies for both principal and interest. Foreign currency swaps are Euros, Canadian dollars, and Japanese yen and have terms for periods of up to five years.

Accounting. Using cash flow hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses, and other liabilities. Changes in fair values are reported in accumulated other comprehensive income and amortized into net investment income or other realized investment gains and losses as interest or principal payments are received.

CIGNA CORPORATION - 2016 Form 10-K 93

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)

Type of instrument. Foreign currency swap contracts	2016	2015

	$ 78	$ –

Purpose. To hedge the foreign exchange related changes in fair values of the Company's fixed maturity bonds.

Terms of derivative instruments. The Company periodically exchanges cash flows between U.S. dollars and Euros for both principal and interest for periods of up to ten years.

Accounting. Using fair value hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses, and other liabilities. Changes in fair values of the swap contracts, as well as changes in the fair values of the hedged bonds attributable to the hedged risk are reported in other realized investment gains and losses.

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)

Type of instrument. Foreign currency forward contracts	2016	2015

	$ 149	$ –

Purpose. To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated fixed maturity bond portfolio to reflect the local currency for one of the Company's foreign subsidiaries.

Terms of derivative instruments. The Company agrees to purchase South Korean won in exchange for U.S. dollars at a future date, generally within three months from the contracts' trade dates.

Accounting. As these arrangements were not designated as accounting hedges, fair values are reported in short-term investments or accounts payable, accrued expenses, and other liabilities, and changes in fair values are reported in other realized investment gains and losses.

As of and for the years ended December 31, 2016 and 2015, the effects of these derivative instruments on the Consolidated Financial Statements were not material. No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Collateral and termination features.   The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. As of December 31, 2016, the Company had $18 million in cash on deposit representing the upfront margin required for the Company's centrally-cleared derivative instruments. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net asset or liability positions of these derivatives were not material as of December 31, 2016 or 2015.

NOTE 13 Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when there is a change in the Company's involvement with an entity, the Company evaluates the following to determine if it is the primary beneficiary and must consolidate the entity:

•
the structure and purpose of the entity;

•
the risks and rewards created by and shared through the entity; and

•
the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

As of December 31, 2016 and 2015, the Company determined it was not a primary beneficiary in any material variable interest entities.

The Company owns interests in security and real estate limited partnerships that are now defined as variable interest entities under GAAP (see discussion of ASU 2015-02 in Note 2). These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company's maximum exposure to these entities of $2.1 billion across approximately 100 limited partnerships as of December 31, 2016 includes $1 billion reported in other long-term investments and commitments to contribute an additional $1.1 billion. The Company's non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of December 31, 2016, that is reported in fixed maturities. The Company's combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures with carrying values of $0.2 billion where all decisions significantly affecting the entities' economic performance are subject to unanimous approval by the equity holders. As a result, the Company determined that the power

94 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

over these entities is shared equally, and there is no primary beneficiary. The Company's maximum exposure to loss was approximately equal to its carrying value that is reported in other long-term investments.

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

NOTE 14 Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business. Changes in the components of accumulated other comprehensive income (loss) were as follows:

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax

2016
Net unrealized appreciation on securities, January 1,	$612	$(194)	$418

Net unrealized (depreciation) on securities arising during the year, before reclassification adjustment	(48)	6	(42)
Reclassification adjustment for (gains) included in shareholders' net income (net realized investment gains)	(22)	8	(14)

Net unrealized (depreciation) on securities arising during the year	(70)	14	(56)

Net unrealized appreciation on securities, December 31,	$542	$(180)	$362

Net unrealized appreciation on derivatives, January 1,	$10	$(3)	$7

Reclassification adjustment for losses included in shareholders' net income (other operating expenses)	1	–	1
Reclassification adjustment for (gains) included in shareholders' net income (net realized investment gains)	(7)	2	(5)

Net unrealized (depreciation) on derivatives arising during the year	(6)	2	(4)

Net unrealized appreciation on derivatives, December 31,	$4	$(1)	$3

Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the year	(95)	–	(95)

Net translation of foreign currencies, December 31,	$(390)	$21	$(369)

Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	64	(22)	42
Net change due to valuation update	(29)	10	(19)

Net postretirement benefits liability adjustment arising during the year	35	(12)	23

Postretirement benefits liability adjustment, December 31,	$(2,120)	$742	$(1,378)

CIGNA CORPORATION - 2016 Form 10-K 95

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax

2015
Net unrealized appreciation on securities, January 1,	$955	$(335)	$620

Net unrealized (depreciation) on securities arising during the year, before reclassification adjustment	(389)	157	(232)
Reclassification adjustment for losses included in shareholders' net income (net realized investment gains)	46	(16)	30

Net unrealized (depreciation) on securities arising during the year	(343)	141	(202)

Net unrealized appreciation on securities, December 31,	$612	$(194)	$418

Net unrealized (depreciation) on derivatives, January 1,	$(12)	$4	$(8)

Net unrealized appreciation on derivatives arising during the year, before reclassification adjustment	10	(3)	7
Reclassification adjustment for losses included in shareholders' net income (other operating expenses)	12	(4)	8

Net unrealized appreciation on derivatives, arising during the year	22	(7)	15

Net unrealized appreciation on derivatives, December 31,	$10	$(3)	$7

Net translation of foreign currencies, January 1,	$(71)	$9	$(62)
Net translation of foreign currencies, arising during the year	(224)	12	(212)

Net translation of foreign currencies, December 31,	$(295)	$21	$(274)

Postretirement benefits liability adjustment, January 1,	$(2,286)	$800	$(1,486)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	68	(23)	45
Net change due to valuation update	63	(23)	40

Net postretirement benefits liability adjustment arising during the year	131	(46)	85

Postretirement benefits liability adjustment, December 31,	$(2,155)	$754	$(1,401)

(In millions)	Pre-Tax	Tax (Expense) Benefit	After-Tax

2014
Net unrealized appreciation on securities, January 1,	$733	$(256)	$477

Net unrealized appreciation on securities arising during the year, before reclassification adjustment	249	(89)	160
Reclassification adjustment for (gains) included in net income (net realized investment gains)	(27)	10	(17)

Net unrealized appreciation on securities arising during the year	222	(79)	143

Net unrealized appreciation on securities, December 31,	$955	$(335)	$620

Net unrealized depreciation on derivatives, January 1,	$(29)	$10	$(19)
Net unrealized appreciation on derivatives arising during the year	17	(6)	11

Net unrealized depreciation on derivatives, December 31,	$(12)	$4	$(8)

Net translation of foreign currencies, January 1,	$91	$(9)	$82
Net translation of foreign currencies arising during the year	(162)	18	(144)

Net translation of foreign currencies, December 31,	$(71)	$9	$(62)

Postretirement benefits liability adjustment, January 1,	$(1,630)	$570	$(1,060)

Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	54	(18)	36
Reclassification adjustment for settlement loss (other operating expenses)	6	(2)	4

Total reclassification adjustment to shareholders' net income (other operating expenses)	60	(20)	40
Net change due to valuation update and plan amendments	(716)	250	(466)

Net postretirement benefits liability adjustment arising during the year	(656)	230	(426)

Postretirement benefits liability adjustment, December 31,	$(2,286)	$800	$(1,486)

NOTE 15 Pension and Other Postretirement Benefit Plans

A. About our Plans

Pension plans.   The Company's principal qualified defined benefit pension plans, the Cigna Pension Plan and the Cigna Pension Plan for Certain Former Employees, cover approximately 21,700 retirees, 15,700 vested former employees and 14,800 active employees. Current retirees, certain vested former employees and longer-service active employees are entitled to an annuity benefit based on pay and length of service. Most pension-eligible active employees and certain vested former employees are entitled to a cash balance defined benefit. The Cigna Supplemental Pension Plan, a non-qualified and unfunded plan, covers only certain employees. We froze future benefit accruals for all of these domestic pension plans in 2009. Additionally the Company has foreign pension and other postretirement benefit plans that are immaterial to our results of operations, liquidity and financial position.

96 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As further discussed in Note 21, Cigna Corporation and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan's conversion of certain employees from an annuity to a cash balance benefit in 1997. When the required plan amendment related to this litigation is adopted, the pension benefit obligation will be updated to reflect benefits resulting from this litigation.

Other postretirement benefit plans.   The Company's postretirement benefit medical plan covers approximately 19,400 retirees and 19,900 active employees. Post-1988 retirees contribute to the cost of this coverage, whereas pre-1989 retirees do not. For post-1988 retirees, the Company's cost is capped at 200% of the per capita cost in 2000. Pharmacy coverage for Medicare-eligible retirees is delivered using an Employer Group Waiver Plan. Under that plan, the Company receives subsidies from CMS. The postretirement medical plan is unfunded and future benefit accruals were frozen in 2013. The Company also offers certain postretirement life insurance benefits through various plans. Retirees do not contribute to the cost of life insurance benefits.

Accounting policy.   The Company measures the assets and liabilities of its domestic pension and other postretirement benefit plans as of December 31. Benefit obligations are measured at the present value of estimated future payments based on actuarial assumptions. The Company uses the "corridor" method to account for changes in the benefit obligation when actual results differ from those assumed, or when assumptions change. These changes are called net unrecognized actuarial gains (losses). Under the corridor method, net unrecognized actuarial gains (losses) are initially recorded in accumulated other comprehensive income. When the unrecognized gain (loss) exceeds 10% of the benefit obligation, that excess is amortized to other operating expense over the expected remaining lives of plan participants.

For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a "market-related" asset valuation for domestic pension plan assets invested in non-fixed income investments that is different than the actual fair value. The "market-related" value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. At December 31, 2016, the market-related asset value was approximately $3.9 billion compared with a fair value of approximately $4.0 billion.

B. Funded Status and Amounts Included in Accumulated Other Comprehensive Income

The following table summarizes the projected benefit obligations and assets related to our domestic and international pension and other postretirement benefit plans as of, and for the years ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2016	2015	2016	2015

Change in benefit obligation
Benefit obligation, January 1	$4,934	$5,269	$295	$335
Service cost	2	2	–	–
Interest cost	199	194	11	11
(Gain) loss from past experience	57 (1)	(239) (2)	2	(19)
Benefits paid from plan assets	(284)	(270)	(3)	(3)
Benefits paid – other	(20)	(22)	(28)	(29)

Benefit obligation, December 31	4,888	4,934	277	295

Change in plan assets
Fair value of plan assets, January 1	3,981	4,170	8	12
Actual return on plan assets	279	75	–	(1)
Benefits paid	(284)	(270)	(3)	(3)
Contributions	1	6	–	–

Fair value of plan assets, December 31	3,977	3,981	5	8

Funded Status	$(911)	$(953)	$(272)	$(287)

(1)
Positive amount reflects a decrease in the discount rate, partially offset by a favorable change in the mortality assumption.

(2)
Negative amount reflects an increase in the discount rate and a favorable change in the mortality assumption.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. In February 2017, we made a voluntary contribution of $150 million. For the remainder of 2017, we do not expect to make any additional contributions to the qualified pension plans because none are required. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension and other postretirement benefit plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

CIGNA CORPORATION - 2016 Form 10-K 97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Benefit payments.   The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2017	$381	$29
2018	$325	$28
2019	$330	$27
2020	$324	$25
2021	$323	$24
2022-2026	$1,587	$97

Amounts reflected in the pension and other postretirement benefit liabilities shown above that have not yet been reported in net income and therefore are included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2016	2015	2016	2015

Unrecognized net gain (loss)	$(2,163)	$(2,201)	$–	$1
Unrecognized prior service cost	(6)	(7)	49	52

Postretirement benefits liability adjustment	$(2,169)	$(2,208)	$49	$53

We expect to recognize pre-tax losses of $66 million in 2017 from amortization of the net actuarial loss in our pension plans and pre-tax gains of $2 million in 2017 from amortization of prior service cost in the other postretirement benefit plans. These estimates are based on a weighted average amortization period for the frozen and inactive plans that is based on the average expected remaining life of plan participants of approximately 27 years.

C. Cost of our Plans

Components of net pension and other postretirement benefits cost for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

(In millions)	2016	2015	2014	2016	2015	2014

Service cost	$2	$2	$2	$–	$–	$–
Interest cost	199	194	206	11	11	12
Expected long-term return on plan assets	(249)	(267)	(264)	–	–	–
Amortization of:
Net loss from past experience	65	70	57	1	–	–
Prior service cost	1	–	–	(3)	(3)	(3)
Settlement loss	–	–	6	–	–	–

Net pension cost	$18	$(1)	$7	$9	$8	$9

D. Assumptions Used for Pension and other Postretirement Benefit Plans

Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2016	2015

Discount rate:
Pension benefit obligation	3.95%	4.17%
Other postretirement benefit obligation	3.70%	3.89%
Pension benefit cost	4.17%	3.75%
Other postretirement benefit cost	3.89%	3.50%
Expected long-term return on plan assets:
Pension benefit cost	7.25%	7.25%
Other postretirement benefit cost	5.00%	5.00%
Mortality table for pension and postretirement benefit obligations	RP 2014 with MP 2016 projection scale	RP 2014 with MP 2015 projection scale

The Company used the Society of Actuaries mortality table RP2014 and the updated improvement scales published in 2015 and 2016 to value its benefit obligations because the Company's mortality experience closely matched these tables based on internal studies. The updated improvement scales published in 2015 and 2016 both indicated that mortality improvement is expected to be lower than was originally projected when the study was first published in 2014, resulting in decreases to the benefit obligations in both years.

The Company sets discount rates by applying actual annualized yields for high quality bonds at various durations to the expected cash flows of the pension and other postretirement benefits liabilities. The discount rate curve is constructed using an array of bonds in various industries

98 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

throughout the domestic market, but only selects those for the curve that have an above average return at each duration. Management believes that this curve is representative of the yields that the Company is able to achieve through its plan asset investment strategy.

Expected long-term rates of return on plan assets were developed considering actual long-term historical returns, expected long-term market conditions, plan asset mix and management's investment strategy that continues a significant allocation to domestic and foreign equity securities as well as securities partnerships, real estate and hedge funds. Expected long-term market conditions take into consideration certain key macroeconomic trends including expected domestic and foreign GDP growth, employment levels and inflation.

The estimated rate of future increases in the per capita cost of postretirement health care benefits is 6.50% in 2017, decreasing by 0.25% per year to 4.75% in 2024 and beyond. The impact of a 1% increase or decrease in the estimated rate would be immaterial to postretirement cost and benefit obligation.

E. Pension Plan Assets

As of December 31, 2016, pension assets included $3.7 billion invested in the separate accounts of Connecticut General Life Insurance Company and Life Insurance Company of North America, subsidiaries of the Company, as well as an additional $276 million invested directly in funds offered by the buyer of the retirement benefits business.

The fair values of pension assets by category are as follows as of December 31, 2016 and 2015.

(In millions)	2016	2015

Pension assets at fair value:
Fixed maturities:
Federal government and agency	$1	$2
Corporate	1,125	1,067
Asset-backed	22	21
Fund investments	630	556

Total fixed maturities	1,778	1,646

Equity securities:
Domestic	681	677
International, including funds and pooled separate accounts (1)	350	383

Total equity securities	1,031	1,060

Securities partnerships	424	406
Real estate funds, including pooled separate accounts(1)	289	362
Hedge funds	196	256
Commercial mortgage loans	129	131
Guaranteed deposit account contract	67	58
Cash equivalents and other current assets, net	63	62

Total pension assets at fair value	$3,977	$3,981

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

The Company's current target investment allocation percentages (50% fixed income, 25% public equity securities, and 25% in other investments, including private equity (securities partnerships), real estate and hedge funds) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company would expect to further reduce the allocation to equity securities and other investments and increase the allocation to fixed income investments as funding levels improve.

See Note 10 for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. The Company classifies substantially all pension assets fixed maturities in Level 2. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. Within pension assets, a substantial portion of domestic equity securities are classified as Level 1, while international equity funds are predominantly classified in Level 2 using daily net asset value.

Securities partnerships, real estate and hedge funds are valued using NAV as a practical expedient and are excluded from the fair value hierarchy. See Note 10 for additional disclosures related to these assets invested in the separate accounts of the Company's subsidiaries. Certain securities as described in Note 10, as well as commercial mortgage loans and guaranteed deposit account contracts, are classified in Level 3 because unobservable inputs used in their valuation are significant.

F. 401(k) Plans

The Company sponsors a 401(k) plan in which the Company matches a portion of employees' pre-tax contributions. Participants in the plan may invest in various funds that invest in the Company's common stock, several diversified stock funds, a bond fund or a fixed-income fund.

CIGNA CORPORATION - 2016 Form 10-K 99

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for these plans was as follows:

(In millions)	2016	2015	2014

Expense	$113	$106	$98

NOTE 16 Employee Incentive Plans

About Our Plans

The People Resources Committee ("the Committee") of the Board of Directors awards stock options, restricted stock, deferred stock and strategic performance shares ("SPS") to certain employees. The Committee has issued common stock instead of cash compensation and dividend equivalent rights to a very limited extent, as part of restricted and deferred stock units. The Company issues shares from Treasury stock for option exercises, awards of restricted stock grants and payment of strategic performance shares, deferred stock units and restricted stock units.

The Company records compensation expense for stock and option awards over their vesting periods primarily based on the estimated fair value at the grant date. Fair value is determined differently for each type of award as discussed under each award type below.

Shares of common stock available for award at December 31 were as follows:

(In millions)	2016	2015	2014

Common shares available for award	6.8	8.6	10.3

Stock Options

Accounting policy.   The Company awards options to purchase Cigna common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to five years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjust the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in operating expenses on a straight line basis over the vesting period.

Compensation cost for stock options recorded in operating expenses was as follows for the years ended December 31:

(In millions)	2016	2015	2014

Compensation cost	$53	$42	$36

Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table.

	2016	2015	2014

Dividend yield	0.0%	0.0%	0.1%
Expected volatility	35.0%	35.0%	35.0%
Risk-free interest rate	1.2%	1.3%	1.3%
Expected option life	4.3 years	4.3 years	4.3 years
Weighted average fair value of options	$42.01	$36.40	$23.56

The expected volatility reflects the past daily stock price volatility of Cigna stock. The Company does not consider volatility implied in the market prices of traded options to be a good indicator of future volatility because remaining traded options will expire within one year. The risk-free interest rate is derived using the four-year U.S. Treasury bond yield rate as of the award date for the primary annual grant. Expected option life reflects the Company's historical experience.

The following table shows the status of, and changes in, common stock options during the last three years.

	2016		2015		2014

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	6,433	$68.86	7,331	$51.84	7,350	$42.24
Granted	1,336	$139.20	1,410	$120.94	2,012	$78.11
Exercised	(577)	$62.09	(2,146)	$43.63	(1,869)	$41.29
Expired or canceled	(95)	$117.18	(162)	$86.04	(162)	$64.27

Outstanding – December 31	7,097	$82.01	6,433	$68.86	7,331	$51.84

Options exercisable at year-end	4,409	$58.36	3,414	$46.55	3,919	$38.11

Compensation expense of $37 million related to unvested stock options at December 31, 2016 will be recognized over the next two years (weighted average period).

100 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2016	2015	2014

Intrinsic value of options exercised	$41	$179	$84
Cash received for options exercised	$36	$94	$76

The following table summarizes information for outstanding common stock options at December 31, 2016:

	Options Outstanding	Options Exercisable

Number (in thousands)	7,097	4,409
Total intrinsic value (in millions)	$372	$331
Weighted average exercise price	$82.01	$58.36
Weighted average remaining contractual life	6.5	5.3

Restricted Stock

The Company awards restricted stock to the Company's employees or directors with vesting periods ranging from two to five years. These awards are generally in one of two forms: restricted stock grants or restricted stock units. Restricted stock grants are the most widely used form and are used for substantially all U.S.-based employees receiving such awards. Recipients of restricted stock grants accumulate dividends and can vote during the vesting period, but forfeit their awards and accumulated dividends if their employment terminates before the vesting date. Awards of restricted stock units are generally limited to overseas employees. A restricted stock unit represents a right to receive a common share of stock when the unit vests. Recipients of restricted stock units are entitled to accumulate hypothetical dividends, but cannot vote during the vesting period. They forfeit their units and accumulated dividends if their employment terminates before the vesting date.

Accounting policy.   Fair value of restricted stock awards is equal to the market price of Cigna's common stock on the date of grant. This fair value is reduced by awards that are expected to forfeit. At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in other operating expenses over the vesting period on a straight line basis.

Compensation cost for restricted stock grants and units was as follows for the years ended December 31:

(In millions)	2016	2015	2014

Compensation cost	$40	$33	$31

The table below shows the status of, and changes in, restricted stock grants and units during the last three years.

	2016		2015		2014

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,642	$72.58	2,121	$53.59	2,844	$41.56
Awarded	315	$138.61	352	$121.93	454	$78.99
Vested	(591)	$50.01	(736)	$41.99	(1,065)	$32.34
Forfeited	(57)	$92.51	(95)	$68.31	(112)	$52.95

Outstanding – December 31	1,309	$97.78	1,642	$72.58	2,121	$53.59

As of December 31, the fair value of vested restricted stock was:

(In millions)	2016	2015	2014

Fair value of vested restricted stock	$82	$92	$85

At the end of 2016, approximately 4,400 employees held 1.3 million restricted stock grants and units with $55 million of related compensation expense to be recognized over the next two years (weighted average period).

Strategic Performance Shares

The Company awards strategic performance shares to executives and certain other key employees generally with a performance period of three years. Strategic performance shares are divided into two broad groups: 50% are subject to a market condition (total shareholder return relative to industry peer companies) and 50% are subject to performance conditions (2014 awards: revenue growth and cumulative adjusted net income; 2015 and 2016 awards, cumulative adjusted net income). These targets are set by the Committee. At the end of the performance period, holders of strategic performance shares will be awarded anywhere from 0 to 200% of the original grant of strategic performance shares in Cigna common stock.

Accounting policy.   Compensation expense for strategic performance shares is recorded over the performance period. For strategic performance shares with payment dependent on a market condition, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For strategic performance shares with payment dependent on

CIGNA CORPORATION - 2016 Form 10-K 101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

performance conditions, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date). At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period.

Compensation expense for strategic performance shares was as follows for the years ended December 31:

(In millions)	2016	2015	2014

Compensation cost	$35	$36	$34

The table below shows the status of, and changes in, strategic performance shares during the last three years:

	2016		2015		2014

(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,188	$81.68	1,547	$59.20	1,572	$49.67
Awarded	286	$139.05	311	$121.78	450	$78.50
Vested	(494)	$60.15	(608)	$45.51	(397)	$43.53
Forfeited	(38)	$112.70	(62)	$76.33	(78)	$58.41

Outstanding – December 31	942	$109.14	1,188	$81.68	1,547	$59.20

As of December 31, the fair value of vested strategic performance shares was:

	2016		2015		2014

(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Shares of Cigna common stock distributed upon SPS vesting	768	$109	972	$119	719	$57

At the end of 2016, approximately 1,400 employees held 942,000 strategic performance shares and $37 million of related compensation expense is expected to be recognized over the next two years. For strategic performance shares subject to a performance condition, the amount of expense may vary based on actual performance in 2017 and 2018.

Compensation Cost and Tax Effects of Share-based Compensation

During the vesting period, the Company records tax benefits in shareholders' net income based on the amount of expense being recognized. Beginning in 2016, in connection with the early adoption of ASU 2016-09 discussed in Note 2, when stock options are exercised, or when restricted stock and strategic performance share awards vest, the difference between tax benefits based on the expense and the actual tax benefit realized are also recorded in net income. Prior to 2016, such excess tax benefits were recorded as an adjustment to additional paid-in capital. The table below provides information about the cost and tax benefits related to all of our share-based compensation arrangements.

(In millions)	2016	2015	2014

Total compensation cost for shared-based awards	$128	$111	$101
Tax benefits recognized in earnings based on expense	$28	$24	$12
Excess tax benefits realized from options exercised and awards vested	$29	$60	$35

NOTE 17 Goodwill, Other Intangibles, and Property and Equipment

Goodwill

Accounting policy.   Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values, primarily reported in the Global Health Care segment ($5.7 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($0.3 billion).

The Company evaluates goodwill for impairment at least annually during the third quarter at the reporting unit level and writes it down through shareholders' net income if impaired. Fair value of a reporting unit is generally estimated based on either market data or a discounted cash flow analysis using assumptions that the Company believes a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates is used that corresponds with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting unit. Projections of future cash flows for the reporting unit are consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates.

102 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Goodwill activity.   Goodwill activity during 2016 and 2015 was as follows:

(In millions)	2016	2015

Balance at January 1,	$6,019	$5,989
Goodwill acquired:
QualCare Alliance Networks, Inc.	–	74
Other	1	–
Impact of foreign currency translation	(40)	(44)

Balance at December 31,	$5,980	$6,019

Other Intangibles

Accounting policy.   The Company's other intangible assets include purchased customer and producer relationships, provider networks and trademarks. The fair value of purchased customer relationships and the amortization method were determined as of the dates of purchase using an income approach that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The Company amortizes other intangibles on an accelerated or straight-line basis over periods from five to 30 years. Management revises amortization periods if it believes there has been a change in the length of time that an intangible asset will continue to have value. Costs incurred to renew or extend the terms of these intangible assets are generally expensed as incurred.

Components of other assets, including other intangibles.   Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2016
Customer relationships	$1,256	$965	$291
Other	284	151	133

Total reported in other assets, including other intangibles	1,540	1,116	424
Value of business acquired (reported in deferred policy acquisition costs)	232	68	164
Internal-use software (reported in property and equipment)	2,766	1,997	769

Total other intangible assets	$4,538	$3,181	$1,357

2015
Customer relationships	$1,264	$867	$397
Other	302	131	171

Total reported in other assets, including other intangibles	1,566	998	568
Value of business acquired (reported in deferred policy acquisition costs)	232	48	184
Internal-use software (reported in property and equipment)	2,442	1,708	734

Total other intangible assets	$4,240	$2,754	$1,486

Property and Equipment

Accounting policy.   Property and equipment is carried at cost less accumulated depreciation. When applicable, cost includes interest, real estate taxes and other costs incurred during construction. Also included in this category is internal-use software that is acquired, developed or modified solely to meet the Company's internal needs, with no plan to market externally. Costs directly related to acquiring, developing or modifying internal-use software are capitalized.

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

Components of property and equipment.   Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2016
Internal-use software	$2,766	$1,997	$769
Other property and equipment
Assets recorded under capital leases (1)	87	49	38
Other property and equipment not recorded under capital leases	1,511	782	729

Total other property and equipment	1,598	831	767

Total property and equipment	$4,364	$2,828	$1,536

2015
Internal-use software	$2,442	$1,708	$734
Other property and equipment
Assets recorded under capital leases (1)	90	44	46
Other property and equipment not recorded under capital leases	1,484	730	754

Total other property and equipment	1,574	774	800

Total property and equipment	$4,016	$2,482	$1,534

(1)
Current capital lease agreements are for equipment and generally have a term of 48 months with the equipment expected to be returned to the lessor at termination.
CIGNA CORPORATION - 2016 Form 10-K 103

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Components of depreciation and amortization.   Depreciation and amortization was comprised of the following for the years ended December 31:

(In millions)	2016	2015	2014

Internal-use software	$303	$288	$260
Other property and equipment (1)	158	160	153
Value of business acquired (reported in deferred policy acquisition costs)	20	18	12
Other intangibles (2)	129	119	163

Total depreciation and amortization	$610	$585	$588

(1)
Other property and equipment includes amortization on assets recorded under capital leases of $20 million in 2016, $22 million in 2015 and $20 million in 2014.

(2)
Includes the one-time $23 million bargain purchase gain on an acquisition in 2015.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization

2017	$389
2018	$305
2019	$215
2020	$104
2021	$89

NOTE 18 Leases and Rentals

Description of operating leases.   The Company's operating leases are primarily for office space. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Office space leases active in 2016 had terms ranging from one month to 18 years.

Rental expense and payments.   For the years ended December 31, net rental expenses for operating leases were approximately:

(In millions)	2016	2015	2014

Net rental expense for operating leases	$151	$165	$150

As of December 31, 2016, future net minimum rental payments under non-cancelable operating leases were approximately $650 million, payable as follows:

(In millions)	Operating Lease Payments

2017	$135
2018	$119
2019	$96
2020	$81
2021	$66
2022 and thereafter	$164

The Company also has capital lease arrangements. See Note 17 and Note 5 for further information on assets recorded under capital leases and the related obligations.

NOTE 19 Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life insurance and HMO subsidiaries are regulated by such statutory requirements. The statutory net income of the Company's life insurance and HMO subsidiaries for the years ended, and their statutory surplus as of December 31, were as follows:

(In billions)	2016	2015	2014

Net income	$2.0	$2.1	$2.0
Surplus	$8.5	$8.0	$7.5

104 CIGNA CORPORATION - 2016 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company's HMO and life subsidiaries are subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that insurance companies may extend to the parent company without prior approval. As of December 31, 2016, these amounts, including restricted net assets of the Company, were as follows:

(In billions)	2016

Minimum statutory surplus required by regulators	$2.7
Investments on deposit with regulatory bodies	$0.5
Maximum dividend distributions permitted in 2017 without state approval	$1.6
Maximum loans to the parent company permitted without state approval	$1.3
Restricted net assets of Cigna Corporation	$8.8

There were no permitted practices for the Company's insurance subsidiaries that significantly differed from prescribed regulatory accounting practices.

NOTE 20 Income Taxes

Accounting policy.   Deferred income tax assets and liabilities are recognized for differences between the financial and income tax reporting bases of the underlying assets and liabilities and established based upon enacted tax rates and laws. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the year, excluding amounts reported as adjustments to accumulated other comprehensive income or amounts initially recorded due to business combinations. The current income tax provision generally represents estimated amounts due on various income tax returns for the year reported plus the effect of any uncertain tax positions. Uncertain tax positions are evaluated in accordance with GAAP.

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

Income tax provisions related to the Company's foreign operations are generally determined based upon the local country income tax rate.

A. Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2016	2015	2014

Current taxes
U.S. income taxes	$935	$1,076	$1,068
Foreign income taxes	95	93	115
State income taxes	32	60	49

Total current taxes	1,062	1,229	1,232

Deferred taxes (benefits)
U.S. income taxes	69	22	10
Foreign income taxes (benefits)	9	(6)	(22)
State income taxes (benefits)	(4)	5	(10)

Total deferred taxes	74	21	(22)

Total income taxes	$1,136	$1,250	$1,210

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2016	2015	2014

Tax expense at nominal rate	$1,043	$1,164	$1,156
Effect of undistributed foreign earnings	(57)	(67)	(74)
Health insurance industry tax	108	109	83
State income tax (net of federal income tax benefit)	18	42	25
Other	24	2	20

Total income taxes	$1,136	$1,250	$1,210

Consolidated pre-tax income from the Company's foreign operations was approximately 11% of the Company's pre-tax income in 2016 and 2015, compared with 10% in 2014.

The consolidated effective tax rates of 38.1% in 2016 and 37.6% in 2015 have increased from historical levels due to the health insurance industry tax that took effect in 2014 and that is not deductible for federal income tax purposes. Undistributed foreign earnings also may affect the effective tax rates. The Company has accumulated undistributed foreign earnings of $2.5 billion as of December 31, 2016. If the Company

CIGNA CORPORATION - 2016 Form 10-K 105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

intended to repatriate these foreign earnings to the U.S., the Company's Consolidated Balance Sheets would have included an additional $325 million of deferred tax liabilities as of December 31, 2016.

B. Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2016	2015

Deferred tax assets
Employee and retiree benefit plans	$481	$535
Other insurance and contractholder liabilities	460	465
Net operating losses	128	101
Other accrued liabilities	166	177
Other	140	99

Deferred tax assets before valuation allowance	1,375	1,377
Valuation allowance for deferred tax assets	(87)	(71)

Deferred tax assets, net of valuation allowance	1,288	1,306

Deferred tax liabilities
Depreciation and amortization	781	765
Unrealized appreciation on investments and foreign currency translation	149	152
Other	54	10

Total deferred tax liabilities	984	927

Net deferred income tax assets	$304	$379

Included in the consolidated net deferred tax asset of $304 million is approximately $140 million of deferred tax liabilities attributable to foreign jurisdictions, most notably Korea and Taiwan.

Management believes that future results will be sufficient to realize the Company's deferred tax assets. With the exception of certain net operating loss related tax benefits, the Company's deferred tax benefits may be carried forward indefinitely. Net operating loss benefits are primarily attributable to foreign jurisdictions. The Company establishes a valuation allowance when it determines that realization of a deferred tax asset does not meet the more likely than not standard. Valuation allowances have been established against certain federal, foreign and state deferred tax assets, generally when there is a requirement to assess them on a separate entity basis. The increased valuation allowance in 2016 is primarily attributable to net operating losses of certain foreign operations.

C. Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 was as follows:

(In millions)	2016	2015	2014

Balance at January 1,	$31	$26	$17
Increase due to current year positions	10	7	12
Reduction related to settlements with taxing authorities	(2)	–	–
Reduction related to lapse of applicable statute of limitations	(8)	(2)	(3)

Balance at December 31,	$31	$31	$26

D. Other Tax Matters

The Company conducts business in a number of state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state audit activity is expected for tax years prior to 2009, and prior to 2010 for foreign audit activity.

In 2016, the Internal Revenue Service ("IRS") completed its examination of the Company's 2011 and 2012 tax years, resulting in an immaterial effect on shareholders' net income.

NOTE 21 Contingencies and Other Matters

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

106 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. This percentage varies depending on the asset class within a sponsoring employer's portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes. If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2016, employers maintained assets that exceeded the benefit obligations. Benefit obligations under these arrangements were $490 million as of December 31, 2016 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. There were no additional liabilities required for these guarantees as of December 31, 2016. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy. See Note 10 for further information about the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

See Note 9 for discussion.

C. Certain Other Guarantees

The Company had financial guarantees and indemnification obligations to lenders of approximately $152 million as of December 31, 2016, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates. These borrowings, that are primarily nonrecourse obligations of the Company, are secured by the joint ventures' real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2018 through 2021. The Company's indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these financial guarantees or indemnification obligations. Any payments that might be required could be recovered through a refinancing or sale of the assets. In some cases, the Company also has recourse to partners for their proportionate share of amounts paid. There were no liabilities required for these guarantees and indemnification obligations as of December 31, 2016.

As of December 31, 2016, the Company guaranteed that it would compensate the lessors for a shortfall of up to $42 million in the market value of certain leased equipment at the end of the lease. Guarantees of $10 million expire in 2017, $25 million expire in 2022 and $7 million expire in 2026. The Company recorded liabilities for these guarantees of $5 million as of December 31, 2016.

The Company does not expect that these guarantees will have a material adverse effect on the Company's consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of December 31, 2016 in connection with acquisition, disposition and reinsurance transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2016.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require the Company to participate in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions. For the year ended December 31, 2016 and 2015, charges related to guaranty fund assessments were immaterial to the Company's results of operations.

The Company is aware that Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively "Penn Treaty") is in rehabilitation. In 2012, the state court denied the regulator's amended petitions for liquidation and set forth specific requirements and a deadline for the regulator to develop a plan of rehabilitation without liquidating Penn Treaty. The regulator has appealed the court's decision. More recently, the state court has been holding settlement conferences to attempt to resolve outstanding issues with the rehabilitation plan. In July 2016, the regulator, who is the rehabilitator, filed another amended petition for liquidation with the court. Based on the developments in this matter, it is reasonably likely that a guaranty fund assessment related to Penn Treaty will be finalized in 2017. Due to the uncertainties surrounding this matter, the Company's share of this guaranty fund assessment related to Penn Treaty is uncertain, but based on current information it is estimated to approximate $85 million after-tax. The majority of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received. The Company continues to monitor this situation.

CIGNA CORPORATION - 2016 Form 10-K 107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a global health services business. These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, claims arising from consumer protection laws, intellectual property claims and real estate-related disputes. There are currently, and may be in the future, attempts to bring class action lawsuits against the industry. The Company also is regularly engaged in IRS audits and may be subject to examinations by various state and foreign taxing authorities. Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. Further information on income tax matters can be found in Note 20.

The business of administering and insuring health services programs, particularly health care and group insurance programs, is heavily regulated by federal and state laws and administrative agencies, such as state departments of insurance and the U.S. Departments of Health and Human Services, Treasury, Labor and Justice, as well as the courts. Health care regulation and legislation in its various forms, including the Health Care Reform Act, other regulatory reform initiatives, such as those relating to Medicare programs, or additional changes in existing laws or regulations or their interpretations, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

In December 2016, the Company received a Civil Investigative Demand from the Civil Division of the U.S. Department of Justice relating to our Medicare Part C and D risk adjustment compliance activities and business processes, particularly as they relate to our review of medical records conducted as part of our data and payment accuracy compliance efforts. We believe that this request for information is in connection with a broader review of Medicare Risk Adjustment generally that includes a number of Medicare Advantage plans, providers and vendors. We intend to cooperate with and voluntarily respond to the information request.

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

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed. Such matters are described below. In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders' net income. The amount accrued represents the Company's best estimate of the probable loss at the time. If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company's judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range. In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss. In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss. The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur. The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously. Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals. Litigation related to the Company's claim processing practices for a commercial client, for which the Company held a reserve at September 30, 2016, was settled during the fourth quarter of 2016. The Company had pre-tax reserves as of December 31, 2016 of $190 million ($125 million after-tax) for the matters discussed below under "Litigation Matters." Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial condition or liquidity for any particular period.

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

108 CIGNA CORPORATION - 2016 Form 10-K

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members. The court order left several aspects of the calculation of additional plan benefits open to interpretation. During 2016, the Company submitted its interpretation of the Court Order and the plaintiffs filed various objections. On January 10, 2017, the District Court issued an additional ruling regarding certain aspects of the calculation of additional plan benefits. The Company's reserve for this litigation remains reasonable at December 31, 2016 based on calculations consistent with the Company's interpretation of the updated guidance from the Court. However, certain aspects of the ruling will need further clarification from the Court before final plan benefits can be determined. As a result, the timing of the resolution of this matter remains uncertain. Once resolved, the Plan will be amended to comply with the final interpretation of the District Court's order and the benefits will begin to be paid.

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

In September 2011, the District Court (1) dismissed all claims by the health care provider and medical association plaintiffs for lack of standing; and (2) dismissed the antitrust claims, the New Jersey state law claims and the ERISA disclosure claim. In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs. The Third Circuit denied plaintiffs' request for an immediate appeal of the January 2013 ruling. As a result, the case is proceeding on behalf of the named plaintiffs only. In June 2014, the District Court granted the Company's motion for summary judgment to terminate all claims, and denied the plaintiffs' partial motion for summary judgment. In July 2014, the plaintiffs appealed all of the District Court's decisions in favor of the Company, including the class certification decision, to the Third Circuit. On May 2, 2016, the Third Circuit affirmed the District Court's decisions denying class certification for the claims asserted by members, the granting of summary judgment on the individual plaintiffs' claims, as well as the dismissal of the antitrust claims. However, the Third Circuit also reversed the earlier dismissal of the providers' ERISA claims. The Company will continue to vigorously defend its position.

Regulatory Matters

CMS actions.   In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (the "Notice") to the Company. The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans. The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans. The Company continues to devote significant resources to our remediation efforts. For the year ended December 31, 2016, costs related to our CMS audit response were approximately $100 million after-tax.

CMS imposed sanctions based on its findings of deficiencies with the Company's operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration and compliance program. While these matters were not resolved in time to participate in the 2017 Medicare Advantage and Part D annual enrollment period, we continue to work with CMS to address the audit findings and have the sanctions lifted as quickly as possible. We expect to have these sanctions lifted in time to participate in the 2018 annual enrollment period. The impact of disenrollment was not material to 2016 consolidated revenues and earnings. In 2017, Medicare enrollment and consolidated revenues will be materially impacted due to our inability to participate in 2017 annual enrollment. However, management does not anticipate that 2017 shareholders' net income will be materially affected because we expect to offset the margin impact of the revenue loss with several factors including significantly lower costs to remediate the sanctions and other operational efficiencies.

On October 12, 2016, CMS announced Medicare Star Quality Ratings ("Star Ratings") for 2017. While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans included certain reductions that are primarily attributable to our CMS audit discussed above. Under these revised Star Ratings, approximately 20% of our Medicare Advantage customers are expected to be in a 4 Stars or greater plan. The Company does not believe that these Star Ratings reflect the quality offerings Cigna-HealthSpring provides to beneficiaries.

The Company filed a Reconsideration request with CMS, which was denied, and will work fully with CMS through their process as well as consider additional alternatives with the objective that the final Star Ratings more accurately reflect our performance under the Star Ratings measures. The Company remains committed to our partnership with CMS and to delivering quality products and services to seniors, while working to mitigate the impact these Star Ratings could have on our offerings in 2018. There is no financial impact in 2016 or 2017 because these ratings apply to plans for the 2018 payment year. However, if we are unsuccessful in restoring at least some of the Star Ratings, the effect in 2018 could be material to shareholders' net income. The actual impact on earnings in 2018 could potentially be offset in part by the Company's ability to restore some or all of our downgraded 2018 Star Ratings, modify our product offerings and implement operational efficiencies in the Government business.

CIGNA CORPORATION - 2016 Form 10-K 109

PART II
ITEM 8. Financial Statements and Supplementary Data

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

Other Legal Matters

Antitrust Litigation.   On July 21, 2016, the U.S. Department of Justice ("DOJ") and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the "District Court") seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial. On February 8, 2017, the District Court issued an order enjoining the proposed merger. Anthem filed a notice of appeal of the District Court's order with the U.S. Court of Appeals for the District of Columbia Circuit (the "Appeals Court") and requested an expedited appeal. On February 17, 2017, the Appeals Court granted Anthem's motion for an expedited appeal and set oral arguments for March 24, 2017. That same day, the Company filed its notice of appeal of the District Court's order with the Appeals Court.

Litigation with Anthem.   On February 14, 2017, the Company delivered a notice to Anthem terminating the merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement. Also on February 14, 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the "Chancery Court"). The complaint sought declaratory judgments that the Company's termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date. The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, which includes the lost premium value to the Company's shareholders caused by Anthem's willful breaches of the merger agreement.

Also on February 14, 2017, Anthem filed a lawsuit in the Chancery Court against the Company seeking (i) a temporary restraining order to enjoin Cigna from terminating and taking any action contrary to the terms of the merger agreement, (ii) specific performance compelling Cigna to comply with the merger agreement and (iii) damages. On February 15, 2017, the Chancery Court granted Anthem's motion for a temporary restraining order and issued an order temporarily enjoining the Company from terminating the Merger Agreement. This is not a decision on the merits of the case, but rather an order to ensure irrevocable actions do not take place before the Chancery Court's substantive review of the issues. The Company will continue to abide by terms of the merger agreement until the expiration or lifting of the Chancery Court's order and any further review of the case by the Chancery Court. This order will be subject to review by the Chancery Court at a preliminary injunction hearing.

We believe in the merits of our claims and dispute Anthem's claims, and we intend to vigorously defend ourselves and pursue our claims. The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

Shareholder Litigation.   Following announcement of the Company's merger agreement with Anthem as discussed in Note 3, putative class action complaints (collectively the "complaints" or "Cigna Merger Litigation") were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders. Additional lawsuits arising out of or relating to the merger agreement or the merger may be filed in the future.

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

NOTE 22 Segment Information

See Note 1 for a description of our reporting segments.

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

110 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company uses "adjusted income (loss) from operations" as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability. Adjusted income from operations is defined as shareholders' net income (loss) excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•
Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.

•
Net amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company's business operations. In 2015, the amortization amount was net of a bargain purchase gain on an acquisition.

•
Special items, if any, are excluded because management believes they are not representative of the underlying results of operations. This is generally because the nature and size of these matters are not indicative of our ongoing business operations. Additional details about these items that provide further context as to why they are not considered indicative of ongoing business operations may be found in the footnotes referenced in the table below.

The table below presents the special items recorded by the Company for the years ended December 31, 2016 and 2015. There were no special items recorded for the year ended 2014.

Year (1)	Description and Financial Statement Line Item(s)	After-tax	Before-tax
(In millions)

2016	Risk corridor allowance (Other operating expenses, see page 113 in this Note for details)	$80	$124
2016	Merger related transaction costs (Other operating expenses, see Note 3 for details)	$147	$166
2016	Charges associated with litigation matters (Other operating expenses, see Note 21 for a description of litigation charges)	$25	$40
2015	Debt extinguishment costs (Other operating expenses, see Note 5 for details)	$65	$100
2015	Merger related transaction costs (Other operating expenses, see Note 3 for details)	$57	$66

CIGNA CORPORATION - 2016 Form 10-K 111

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31, was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2016
Premiums	$23,295	$3,226	$4,002	$103	$–	$30,626
Fees and other revenues	4,623	49	98	11	(21)	4,760
Net investment income	315	110	343	358	21	1,147
Mail order pharmacy revenues	2,966	–	–	–	–	2,966

Total operating revenues	31,199	3,385	4,443	472	–	39,499
Net realized investment gains (losses)	119	(5)	59	(5)	1	169

Total revenues	31,318	3,380	4,502	467	1	39,668

Depreciation and amortization	526	54	28	1	1	610

Total benefits and expenses	28,467	3,052	4,273	369	528	36,689

Income before taxes	2,851	328	229	98	(527)	2,979
Income taxes and net loss attributable to noncontrolling interests	1,100	60	65	30	(143)	1,112

Shareholders' net income by segment	1,751	268	164	68	(384)	1,867

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(78)	6	(39)	2	–	(109)
Amortization of other acquired intangible assets, net	74	20	–	–	–	94
Special items:
Risk corridor allowance	80	–	–	–	–	80
Merger-related transaction costs	–	–	–	–	147	147
Charges associated with litigation matters	25	–	–	–	–	25

Adjusted income from operations	$1,852	$294	$125	$70	$(237)	$2,104

2015
Premiums	$22,696	$3,000	$3,843	$103	$–	$29,642
Fees and other revenues	4,357	46	91	13	(19)	4,488
Net investment income	340	103	337	369	4	1,153
Mail order pharmacy revenues	2,536	–	–	–	–	2,536

Total operating revenues	29,929	3,149	4,271	485	(15)	37,819
Net realized investment gains	43	–	5	9	–	57

Total revenues	29,972	3,149	4,276	494	(15)	37,876

Depreciation and amortization	526	31	26	1	1	585

Total benefits and expenses	27,028	2,849	3,796	374	502	34,549

Income before taxes	2,944	300	480	120	(517)	3,327
Income taxes and net loss attributable to noncontrolling interests	1,150	33	152	40	(142)	1,233

Shareholders' net income by segment	1,794	267	328	80	(375)	2,094

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(30)	(1)	(4)	(5)	–	(40)
Amortization of other acquired intangible assets, net (1)	84	(4)	–	–	–	80
Special items:
Debt extinguishment costs	–	–	–	–	65	65
Merger-related transaction costs	–	–	–	–	57	57

Adjusted income from operations	$1,848	$262	$324	$75	$(253)	$2,256

(1)
Includes a $23 million bargain purchase gain for a 2015 acquisition.
112 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2014
Premiums	$20,709	$2,844	$3,549	$112	$–	$27,214
Fees and other revenues	4,005	52	86	14	(16)	4,141
Net investment income	337	109	335	384	1	1,166
Mail order pharmacy revenues	2,239	–	–	–	–	2,239

Total operating revenues	27,290	3,005	3,970	510	(15)	34,760
Net realized investment gains	79	3	22	15	35	154

Total revenues	27,369	3,008	3,992	525	20	34,914

Depreciation and amortization	513	50	22	2	1	588

Total benefits and expenses	24,610	2,734	3,513	413	340	31,610

Income before taxes	2,759	274	479	112	(320)	3,304
Income taxes and net income attributable to noncontrolling interests	1,059	41	148	33	(79)	1,202

Shareholders' net income by segment	1,700	233	331	79	(241)	2,102

After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(54)	(3)	(14)	(11)	(24)	(106)
Amortization of other acquired intangible assets, net	106	13	–	–	–	119

Adjusted income from operations	$1,752	$243	$317	$68	$(265)	$2,115

Revenue from external customers includes premiums, fees and other revenues and mail order pharmacy revenues. The following table presents these revenues by product type for the years ended December 31:

(In millions)	2016	2015	2014

Global Health Care premiums by product:
Guaranteed cost	$4,610	$4,761	$4,600
Experience-rated	2,383	2,329	2,322
Stop loss	3,082	2,701	2,318
International health care	1,859	1,834	1,827
Dental	1,586	1,392	1,257
Medicare	6,621	6,142	5,660
Medicaid	1,146	1,102	515
Medicare Part D	1,122	1,589	1,405
Other	886	846	805

Total premiums	23,295	22,696	20,709
Fees	4,368	4,107	3,767

Total Global Health Care premiums and fees	27,663	26,803	24,476
Disability	2,045	1,899	1,767
Life, Accident and Supplemental Health	5,300	5,054	4,739
Mail order pharmacy	2,966	2,536	2,239
Other	378	374	373

Total	$38,352	$36,666	$33,594

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2016	2015	2014

U.S.	$34,672	$33,185	$30,070
Foreign	3,680	3,481	3,524

Total	$38,352	$36,666	$33,594

The Company had net receivables from CMS of $0.6 billion as of December 31, 2016 and $1.5 billion as of December 31, 2015. These amounts were included in premiums, accounts and notes receivable and reinsurance recoverables. As a percentage of consolidated revenues, premiums and fees from CMS were 20% in 2016 and 21% in 2015 and 2014. These amounts were reported in the Global Health Care segment.

As of September 30, 2016, the Company's risk corridor receivable was $124 million pre-tax. An unfavorable court decision was issued during the fourth quarter rejecting another insurer's statutory, contractual and constitutional claims for payment of risk corridor receivables (Land of Lincoln Mutual Health Insurance Company v. United States). Based on this decision, as well as the large risk corridor program deficit, under applicable accounting rules, the Company determined it was required to establish an allowance for all of the $124 million of receivables associated with the risk corridor program. In addition, the Company was unable to recognize $25 million pre-tax income for incremental fourth quarter risk corridor receivables. This court case is under appeal and notwithstanding the accounting reflected, management continues to believe that the government has a binding obligation to satisfy the risk corridor receivable. We expect full payment of the remaining reinsurance and risk adjustment receivables.

CIGNA CORPORATION - 2016 Form 10-K 113

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2016 and December 31, 2015. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended

(In millions, except per share amounts)	March 31		June 30		Sept. 30		Dec. 31

Consolidated Results
2016
Total revenues	$9,884		$9,960		$9,880		$9,944
Income before income taxes	819		813		742		605
Shareholders' net income	519	(1)	510	(1)	456	(1),(2)	382(1),(4)
Shareholders' net income per share:	1
Basic	2.04		2.00		1.79		1.49
Diluted	2.00		1.97		1.76		1.47
2015
Total revenues	$9,467		$9,492		$9,389		$9,528
Income before income taxes	854		936		878		659
Shareholders' net income	533		588	(3)	547	(1)	426(1)
Shareholders' net income per share:
Basic	2.08		2.30		2.14		1.66
Diluted	2.04		2.26		2.10		1.64
Stock and Dividend Data
2016
Price range of common stock – high	$147.93		$142.91		$148.99		$142.00
– low	$123.54		$121.87		$123.53		$115.03
Dividends declared per common share	$0.04		$–		$–		$–
2015
Price range of common stock – high	$131.13		$170.63		$166.19		$148.51
– low	$100.68		$124.30		$125.61		$127.51
Dividends declared per common share	$0.04		$–		$–		$–

(1)
Shareholders' net income includes after-tax charges related to the Company's proposed merger with Anthem as follows: $29 million in the third quarter of 2015, $28 million in the fourth quarter of 2015, $36 million in the first quarter of 2016, $26 million in the second quarter of 2016, $46 million in the third quarter of 2016 and $39 million in the fourth quarter of 2016. See Note 3 to the Consolidated Financial Statements for additional details.
(2)
Shareholders' net income includes an after-tax charge of $25 million for charges related to litigation matters in the third quarter of 2016. See Note 21 to the Consolidated Financial Statements for a description of litigation matters.
(3)
Shareholders' net income includes an after-tax charge of $65 million for the early extinguishment of debt in the second quarter of 2015. See Note 5 to the Consolidated Financial Statements for additional details.
(4)
Shareholders' net income includes an after-tax charge of $80 million for an allowance for the risk corridor receivable balance in the fourth quarter of 2016. See Note 22 to the Consolidated Financial Statements for additional details.
114 CIGNA CORPORATION - 2016 Form 10-K

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

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2016.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 58 in this Form 10-K.

ITEM 9B. Other Information

None.

CIGNA CORPORATION - 2016 Form 10-K 115

PART III
ITEM 10. Directors and Executive Officers of the Registrant

PART III

ITEM 10. Directors and Executive Officers of the Registrant

A. Directors of the Registrant

The information under the captions "Corporate Governance Matters – Process for Director Elections," " – Board of Directors' Nominees," " – Directors Who Will Continue in Office" and " – Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

B. Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 32 in this Form 10-K.

C. Code of Ethics and Other Corporate Governance Disclosures

The information under the caption "Corporate Governance Matters – Codes of Ethics" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock-Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

ITEM 11. Executive Compensation

The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Compensation Matters – Report of the People Resources Committee," " – Compensation Discussion and Analysis" and " – Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

116 CIGNA CORPORATION - 2016 Form 10-K

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2016:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	9,237,445	$82.01	7,050,981
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	9,237,445	$82.01	7,050,981

(1)
Includes, in addition to outstanding stock options, 151,361 restricted stock units, 104,682 deferred shares and 1,884,546 strategic performance shares, which are reported at the maximum 200% payout rate. Also includes 283,686 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan which was approved by HealthSpring's shareholders before Cigna's acquisition of HealthSpring in January 2012.

(2)
The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $17.96. Excluding these assumed options results in a weighted-average exercise price of $84.67.

(3)
Includes 257,847 shares of common stock available as of the close of business December 31, 2016 for future issuance under the Cigna Directors Equity Plan and 6,793,134 shares of common stock available as of the close of business on December 31, 2016 for future issuance under the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of Cigna Common Stock – Stock Held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions

The information under the captions "Corporate Governance Matters – Director Independence" and "– Certain Transactions" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and " – Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2017 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2016 Form 10-K 117

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)
(1)  The following Financial Statements appear on pages 58 through 113:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

    Consolidated Balance Sheets as of December 31, 2016 and 2015.

    Consolidated Statements of Changes in Total Equity for the years ended December 31, 2016, 2015 and 2014.

    Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

    Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

ITEM 16. 10-K Summary

None.

118 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Signatures

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 23, 2017
By:	/s/ THOMAS A. MCCARTHY
Thomas A. McCarthy
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2017.

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

CIGNA CORPORATION - 2016 Form 10-K 119

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2016 Form 10-K FS-1

PART IV
ITEM 15. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2017 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 23, 2017

FS-2 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Summary of Investments – Other Than Investments in Related Parties December 31, 2016

Type of Investment (in millions)	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$658	$877	$ 877
States, municipalities and political subdivisions	1,342	1,435	1,435
Foreign governments	1,998	2,113	2,113
Public utilities	1,919	2,024	2,024
All other corporate bonds	13,556	14,018	14,018
Mortgage and other asset-backed	461	486	486
Redeemable preferred stocks	8	8	8

TOTAL FIXED MATURITIES	19,942	20,961	20,961

Equity securities:
Common stocks:
Industrial, miscellaneous and all other	500	503	503
Non-redeemable preferred stocks	83	80	80

TOTAL EQUITY SECURITIES	583	583	583

Commercial mortgage loans on real estate	1,666		1,666
Policy loans	1,452		1,452
Other long-term investments	1,462		1,462
Short-term investments	691		691

TOTAL INVESTMENTS	$25,796		$ 26,815

CIGNA CORPORATION - 2016 Form 10-K FS-3

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Income

	For the years ended December 31,

(in millions)	2016	2015	2014

Operating expenses:
Interest	$244	$246	$258
Intercompany interest	3	2	5
Loss on early extinguishment of debt	–	100	–
Other	281	147	82

TOTAL OPERATING EXPENSES	528	495	345

Loss before income taxes	(528)	(495)	(345)
Income tax benefit(1)	(146)	(135)	(89)

Loss of parent company(1)	(382)	(360)	(256)
Equity in income of subsidiaries	2,249	2,454	2,358

SHAREHOLDERS' NET INCOME(1)	1,867	2,094	2,102

Shareholders' other comprehensive income (loss):
Net unrealized appreciation (depreciation) on securities	(56)	(202)	143
Net unrealized appreciation (depreciation) on derivatives	(4)	15	11
Net translation of foreign currencies	(95)	(212)	(144)
Postretirement benefits liability adjustment	23	85	(426)

Shareholders' other comprehensive loss	(132)	(314)	(416)

SHAREHOLDERS' COMPREHENSIVE INCOME(1)	$1,735	$1,780	$1,686

(1)
As required in adopting Accounting Standards Update ("ASU") 2016-09, the Company recorded $29 million of income tax benefits for the year ended December 31, 2016 that previously would have been reported in additional paid-in capital. No retrospective adjustments were made to income tax benefits for the years ended 2015 and 2014. See Note 1 for further discussion.

See Notes to Financial Statements on the following pages.

FS-4 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,

(In millions)	2016	2015

Assets:
Cash and cash equivalents	$18	$16
Short-term investments	57	54
Investments in subsidiaries	20,315	18,799
Intercompany receivable	173	182
Other assets	415	497

TOTAL ASSETS	$20,978	$19,548

Liabilities:
Intercompany payable	$998	$1,086
Short-term debt	257	100
Long-term debt	4,658	4,910
Other liabilities	1,342	1,417

TOTAL LIABILITIES	7,255	7,513

Shareholders' equity:
Common stock (shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,892	2,859
Accumulated other comprehensive loss	(1,382)	(1,250)
Retained earnings	13,855	12,121
Less treasury stock, at cost	(1,716)	(1,769)

TOTAL SHAREHOLDERS' EQUITY	13,723	12,035

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,978	$19,548

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2016 Form 10-K FS-5

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

	For the years ended December 31,

(In millions)	2016	2015	2014

Cash Flows from Operating Activities:
Shareholders' Net Income	$1,867	$2,094	$2,102
Adjustments to reconcile shareholders' net income to net cash provided by operating activities:
Equity in income of subsidiaries	(2,249)	(2,454)	(2,358)
Dividends received from subsidiaries	580	880	1,648
Other liabilities	(9)	112	(73)
Loss on early extinguishment of debt	–	100	–
Other, net (1)	187	112	226

NET CASH PROVIDED BY OPERATING ACTIVITIES (1)	376	844	1,545

Cash Flows from Investing Activities:
Short term investment purchased, net	(3)	(54)	–
Other, net	(8)	(14)	11

NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	(11)	(68)	11
Cash Flows from Financing Activities:
Net change in amounts due to / from affiliates	(78)	(161)	61
Net change in short-term debt	(100)	–	–
Net proceeds on issuance of long-term debt	–	894	–
Repayment of long-term debt	–	(938)	–
Issuance of common stock	36	154	110
Common dividends paid	(10)	(10)	(11)
Repurchase of common stock	(139)	(671)	(1,612)
Tax withholding on stock compensation (1)	(72)	(79)	(53)

NET CASH (USED IN) FINANCING ACTIVITIES (1)	(363)	(811)	(1,505)
Net increase (decrease) in cash and cash equivalents	2	(35)	51
Cash and cash equivalents, beginning of year	16	51	–

Cash and cash equivalents, end of year	$18	$16	$51

(1)
As required in adopting ASU 2016-09, the Company retrospectively reclassified $79 million in 2015 and $53 million in 2014 of cash payments from operating to financing activities. These payments were related to employee tax obligations associated with stock compensation. The comparable amount reported in financing activities for the year ended December 31, 2016 was $72 million. See Note 1 for further discussion.

See Notes to Financial Statements on the following pages.

FS-6 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries SCHEDULE II – Condensed Financial Information of Cigna Corporation (Registrant)

Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in this Annual Report on Form 10-K ("Form 10-K").

Note 1 – For purposes of these condensed financial statements, Cigna Corporation's (the "Company") wholly-owned and majority-owned subsidiaries are recorded using the equity basis of accounting.

In the first quarter of 2016, the Company implemented the Financial Accounting Standards Board's new guidance that changed the accounting for certain aspects of share-based payments to employees (Accounting Standards Update ("ASU") 2016-09. The standard had the following impacts for the year ended December 31, 2016:

•
$29 million of tax benefits was recorded in net income that previously would have been reported in additional paid-in capital.

•
$79 million and $53 million of tax withholding for the year ended December 31, 2015 and December 31, 2014 were retrospectively reclassified from operating to financing activities in the Cigna Corporation Statements of Cash Flows. The comparable tax withholding amount reported in financing activities for the year ended December 31, 2016 was $72 million.

Note 2 – Short-term and long-term debt consisted of the following at December 31:

(In millions)	December 31, 2016	December 31, 2015

Short-term:
Commercial Paper	$–	$100
Current maturities of long-term debt	250	–
Other, including capital leases	7	–

Total short-term debt	$257	$100

Long-term:
Uncollateralized debt:
$250 million, 5.375% Notes due 2017	–	249
$131 million, 6.35% Notes due 2018	131	131
$250 million, 4.375% Notes due 2020(1)	252	254
$300 million, 5.125% Notes due 2020(1)	301	303
$300 million, 4.5% Notes due 2021(1)	302	304
$750 million, 4% Notes due 2022	744	743
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	893	892
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	295
$750 million, 5.375% Notes due 2042	743	743

Total long-term debt	$4,658	$4,910

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
CIGNA CORPORATION - 2016 Form 10-K FS-7

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

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit. This agreement extends through December 2019 and is diversified among 16 banks with three banks each having 12% of the commitment and the remainder spread among 13 banks. The credit agreement includes options to increase the commitment amount to $2 billion and to extend the term past December 2019, subject to consent by the administrative agent and the committing banks. The credit agreement is available for general corporate purposes including for the issuance of letters of credit. The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – that is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to exceed 0.50. The leverage ratio excludes the following items that are included in accumulated other comprehensive loss on the Company's Consolidated Balance Sheets: net unrealized appreciation in fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension. The Company was in compliance with its debt covenants as of December 31, 2016.

The Company had $9.7 billion of borrowing capacity within the maximum debt coverage covenant in the letter of credit agreement, in addition to the $5 billion of debt outstanding as of December 31, 2016. This additional borrowing capacity includes the $1.5 billion available under the credit agreement. Letters of credit outstanding as of December 31, 2016 totaled $14 million.

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

Maturities of long-term debt are as follows (in millions): $250 in 2017, $131 in 2018, none in 2019, $549 in 2020, $299 in 2021 and $3,694 in years after 2021. Interest expense on long-term and short-term debt was $244 in 2016, $246 million in 2015 and $252 million in 2014. The 2015 expense excludes losses on the early extinguishment of debt.

Note 3 – Intercompany liabilities consist primarily of payables to Cigna Holdings, Inc. of $658 million as of December 31, 2016 and $875 million as of December 31, 2015. Interest was accrued at an average monthly rate of 0.93% for 2016 and 0.60% for 2015.

Note 4 – As of December 31, 2016, the Company had guarantees and similar agreements in place to secure payment obligations or solvency requirements of certain wholly-owned subsidiaries as follows:

•
Various indirect, wholly-owned subsidiaries have obtained surety bonds in the normal course of business. If there is a claim on a surety bond and the subsidiary is unable to pay, the Company guarantees payment to the company issuing the surety bond. The aggregate amount of such surety bonds as of December 31, 2016 was $98 million.

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

•
The Company has arranged an $8 million letter of credit in support of Cigna Europe Insurance Company, an indirect wholly-owned subsidiary. The Company has agreed to indemnify the banks providing the letters of credit in the event of any draw. Cigna Europe Insurance Company is the holder of the letters of credit.

•
The Company has agreed to indemnify payment of losses included in Cigna Europe Insurance Company's reserves on the assumed reinsurance business transferred from ACE. As of December 31, 2016, the reserve was $14 million.

•
The Company guarantees the payment of up to $10 million for certain expenses of an indirect wholly-owned subsidiary operating as a Professional Employer Organization in the state of Kansas.

•
The Company operates a global notional currency pool in support of certain foreign subsidiaries and provides a guarantee of borrowing by subsidiaries from the notional pool. The aggregate amount of such borrowing at December 31, 2016 was $31 million.

•
The Company guarantees that it would compensate the lessors for a shortfall of up to $42 million in the market value of certain leased equipment at the end of the lease. Guarantees of $10 million expire in 2017, $25 million expire in 2022 and $7 million expire in 2026. The Company recorded liabilities for these guarantees of $5 million as of December 31, 2016.

In 2016, no payments have been made on these guarantees. The Company provided other guarantees to subsidiaries that, in the aggregate, do not represent a material risk to the Company's results of operations, liquidity or financial condition.

FS-8 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule III – Supplementary Insurance Information

(in millions) Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical claims payable and unpaid claims (1)	Unearned premiums

Year Ended December 31, 2016:
Global Health Care	$16	$161	$2,532	$170
Global Supplemental Benefits	1,752	3,225	384	435
Group Disability and Life	1	1,786	4,342	13
Other Operations	49	12,934	191	16
Corporate	–	–	–	–

Total	$1,818	$18,106	$7,449	$634

Year Ended December 31, 2015:
Global Health Care	$11	$169	$2,355	$145
Global Supplemental Benefits	1,593	3,006	353	453
Group Disability and Life	1	1,714	4,006	13
Other Operations	54	13,033	215	18
Corporate	–	–	–	–

Total	$1,659	$17,922	$6,929	$629

Year Ended December 31, 2014:
Global Health Care	$17	$182	$2,180	$155
Global Supplemental Benefits	1,437	2,785	339	431
Group Disability and Life	1	1,662	3,839	15
Other Operations	47	13,443	222	20
Corporate	–	–	–	–

Total	$1,502	$18,072	$6,580	$621

(1)
Unpaid claims balances reported in Corporate in 2014 and 2015 have been retrospectively reclassified to the Group Disability and Life segment to conform to the presentation of unpaid claim balances in Note 8 to the Consolidated Financial Statements. These amounts represent elimination entries.
CIGNA CORPORATION - 2016 Form 10-K FS-9

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Segment	Premiums (1)	Net investment income (2)	Benefit expenses (1)(3)	Amortization of deferred policy acquisition expenses	Other operating expenses (4)

Year Ended December 31, 2016:
Global Health Care	$23,295	$315	$19,009	$47	$9,411
Global Supplemental Benefits	3,226	110	1,784	238	1,030
Group Disability and Life	4,002	343	3,354	1	918
Other Operations	103	358	339	6	24
Corporate	–	21	–	–	528

Total	$30,626	$1,147	$24,486	$292	$11,911

Year Ended December 31, 2015:
Global Health Care	$22,696	$340	$18,354	$53	$8,621
Global Supplemental Benefits	3,000	103	1,659	227	963
Group Disability and Life	3,843	337	2,934	1	861
Other Operations	103	369	343	5	26
Corporate	–	4	–	–	502

Total	$29,642	$1,153	$23,290	$286	$10,973

Year Ended December 31, 2014:
Global Health Care	$20,709	$337	$16,694	$73	$7,843
Global Supplemental Benefits	2,844	109	1,544	209	981
Group Disability and Life	3,549	335	2,716	1	796
Other Operations	112	384	380	6	27
Corporate	–	1	–	–	340

Total	$27,214	$1,166	$21,334	$289	$9,987

(1)
Amounts presented are shown net of the effects of reinsurance. See Note 9 to the Consolidated Financial Statements included in this Form 10-K.

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
FS-10 CIGNA CORPORATION - 2016 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule IV – Reinsurance

(In millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2016:
Life insurance in force	1,047,002	55,399	2,827	994,430	0.3%

Premiums:
Life insurance and annuities	$2,881	$310	$22	$2,593	0.8%
Accident and health insurance	27,874	203	362	28,033	1.3%

Total	$30,755	$513	$384	$30,626	1.3%

Year Ended December 31, 2015:
Life insurance in force	1,047,982	72,208	3,273	979,047	0.3%

Premiums:
Life insurance and annuities	$2,886	$335	$106	$2,657	4.0%
Accident and health insurance	26,926	235	294	26,985	1.1%

Total	$29,812	$570	$400	$29,642	1.3%

Year Ended December 31, 2014:
Life insurance in force	879,508	58,133	3,180	824,555	0.4%

Premiums:
Life insurance and annuities	$2,302	$320	$32	$2,014	1.6%
Accident and health insurance	24,913	283	570	25,200	2.3%

Total	$27,215	$603	$602	$27,214	2.2%

CIGNA CORPORATION - 2016 Form 10-K FS-11

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule V – Valuation and Qualifying Accounts and Reserves

(In millions) Description	Balance at beginning of year	Charged (Credited) to costs and expenses (1)	Charged (Credited) to other accounts	Other deductions (2)	Balance at end of year

2016:
Investment asset valuation reserves:
Commercial mortgage loans	$15	$–	$–	$(10)	$5
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$75	$134	$(8)	$(1)	$200
Deferred tax asset valuation allowance	$71	$21	$(5)	$–	$87
Reinsurance recoverables	$3	$–	$–	$–	$3
2015:
Investment asset valuation reserves:
Commercial mortgage loans	$12	$7	$–	$(4)	$15
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$101	$(10)	$(15)	$(1)	$75
Deferred tax asset valuation allowance	$49	$8	$14	$–	$71
Reinsurance recoverables	$4	$–	$(1)	$–	$3
2014:
Investment asset valuation reserves:
Commercial mortgage loans	$8	$4	$–	$–	$12
Allowance for doubtful accounts:
Premiums, accounts and notes receivable	$43	$53	$5	$–	$101
Deferred tax asset valuation allowance	$49	$21	$(21)	$–	$49
Reinsurance recoverables	$4	$–	$–	$–	$4

(1)
Amounts for 2016 include risk corridor allowance. See Note 22 to the Consolidated Financial Statements for additional information.

(2)
Amounts for commercial mortgage loans primarily reflect charge-offs upon sales and repayments, as well as transfers to foreclosed real estate.
FS-12 CIGNA CORPORATION - 2016 Form 10-K

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

CIGNA CORPORATION - 2016 Form 10-K E-1

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.11	(a)	Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
	(c)	Amendment No. 2 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
	(d)	Amendment No. 3 to the Cigna Long-Term Incentive Plan as amended and restated effective as of April 28, 2010	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2013 and incorporated herein by reference.
10.12		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.14	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.16		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.17		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.18		Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.19		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.20		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.22		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.23		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.24		Matthew Manders' Promotion Letter dated June 2, 2014	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on June 4, 2014 and incorporated herein by reference.
10.25		Thomas A. McCarthy's Offer Letter dated May 9, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 13, 2013 and incorporated herein by reference.
10.26		Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed as Exhibit 10.1(a) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.27		Promotion letter for Jason Sadler dated June 2, 2014	Filed as Exhibit 10.1(b) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.

E-2 CIGNA CORPORATION - 2016 Form 10-K

Back to Contents

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.28	(a)	Retention Agreement with Herbert Fritch dated October 24, 2011	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(b)	Agreement dated December 7, 2011 with Herbert Fritch	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
	(c)	Retention Agreement with Herbert Fritch dated September 15, 2014.	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on September 19, 2014 and incorporated herein by reference.
10.29		Agreement and Release between Cigna Corporation and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on October 21, 2016 and incorporated herein by reference
10.30		Advisory Services Agreement between Cigna Corporation and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.2 to the registrant's Form 8-K filed on October 21, 2016 and incorporated herein by reference
10.31		HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.32		HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.33		HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.34		Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.3, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed as Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
12		Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21		Subsidiaries of the Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1		Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2		Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101		The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedules I, II, III, IV and V.	Filed herewith.

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

CIGNA CORPORATION - 2016 Form 10-K E-3