Form 10-Q
period 2017-03-31
CIGNA CORP
filed 2017-05-05
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

•  whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐

•  If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

• whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).				☐	☑

As of April 14, 2017,  256,014,619 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited
	Three Months Ended
	March 31,
(In millions, except per share amounts)	2017	2016
Revenues
Premiums	$8,103	$7,746
Fees and other revenues	1,223	1,201
Net investment income	303	272
Mail order pharmacy revenues	710	697
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(7)	(27)
Other realized investment gains (losses), net	53	(5)
Net realized investment gains (losses)	46	(32)
TOTAL REVENUES	10,385	9,884
Benefits and Expenses
Global Health Care medical costs	4,985	4,761
Other benefit expenses	1,367	1,368
Mail order pharmacy costs	581	574
Other operating expenses	2,530	2,321
Amortization of other acquired intangible assets, net	32	41
TOTAL BENEFITS AND EXPENSES	9,495	9,065
Income before Income Taxes	890	819
Income taxes:
Current	286	294
Deferred	11	11
TOTAL INCOME TAXES	297	305
Net Income	593	514
Less: Net (Loss) Attributable to Noncontrolling Interests	(5)	(5)
SHAREHOLDERS’ NET INCOME	$598	$519
Shareholders’ Net Income Per Share:
Basic	$2.34	$2.04
Diluted	$2.30	$2.00
Dividends Declared Per Share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited
	Three Months Ended
	March 31,
(In millions)	2017	2016
Shareholders’ net income	$598	$519
Shareholders’ other comprehensive income, net of tax:
Net unrealized appreciation, securities	7	173
Net unrealized (depreciation), derivatives	(3)	(3)
Net translation of foreign currencies	112	81
Postretirement benefits liability adjustment	14	11
Shareholders’ other comprehensive income, net of tax	130	262
Shareholders’ comprehensive income	728	781
Comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) attributable to redeemable noncontrolling interests	(2)	(1)
Net (loss) attributable to other noncontrolling interests	(3)	(4)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	(2)	3
Total comprehensive (loss) attributable to noncontrolling interests	(7)	(2)
TOTAL COMPREHENSIVE INCOME	$721	$779

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	March 31,	December 31,
(In millions, except per share amounts)	2017	2016
Assets
Investments:
Fixed maturities, at fair value (amortized cost, $20,639; $19,942)	$21,734	$20,961
Equity securities, at fair value (cost, $584; $583)	574	583
Commercial mortgage loans	1,752	1,666
Policy loans	1,431	1,452
Other long-term investments	1,465	1,462
Short-term investments	303	691
Total investments	27,259	26,815
Cash and cash equivalents	4,155	3,185
Premiums, accounts and notes receivable, net	3,154	3,077
Reinsurance recoverables	6,386	6,478
Deferred policy acquisition costs	1,982	1,818
Property and equipment	1,519	1,536
Deferred tax assets, net	263	304
Goodwill	5,982	5,980
Other assets, including other intangibles	2,250	2,227
Separate account assets	8,197	7,940
TOTAL ASSETS	$61,147	$59,360
Liabilities
Contractholder deposit funds	$8,415	$8,458
Future policy benefits	9,840	9,648
Unpaid claims and claim expenses	5,006	4,917
Global Health Care medical costs payable	2,770	2,532
Unearned premiums	1,204	634
Total insurance and contractholder liabilities	27,235	26,189
Accounts payable, accrued expenses and other liabilities	6,667	6,414
Short-term debt	142	276
Long-term debt	4,621	4,756
Separate account liabilities	8,197	7,940
TOTAL LIABILITIES	46,862	45,575
Contingencies — Note 16
Redeemable noncontrolling interests	56	58
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,912	2,892
Accumulated other comprehensive (loss)	(1,252)	(1,382)
Retained earnings	14,356	13,855
Less treasury stock, at cost	(1,864)	(1,716)
TOTAL SHAREHOLDERS’ EQUITY	14,226	13,723
Other noncontrolling interests	3	4
Total equity	14,229	13,727
Total liabilities and equity	$61,147	$59,360
SHAREHOLDERS’ EQUITY PER SHARE	$55.52	$53.42

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other non-		Non-
For the three months ended March 31, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	Loss	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at January 1, 2017	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Effect of issuing stock for employee benefit plans		23		(87)	102	38		38
Other comprehensive income (loss)			130			130		130	(2)
Net income (loss)				598		598	(3)	595	(2)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(250)	(250)		(250)
Other transactions impacting noncontrolling interests		(3)				(3)	2	(1)	2
BALANCE AT MARCH 31, 2017	$74	$2,912	$(1,252)	$14,356	$(1,864)	$14,226	$3	$14,229	$56

For the three months ended March 31, 2016
Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		21		(89)	53	(15)		(15)
Other comprehensive (loss)			262			262		262	3
Net income (loss)				519		519	(4)	515	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(6)				(6)	4	(2)	2
BALANCE AT MARCH 31, 2016	$74	$2,874	$(988)	$12,541	$(1,826)	$12,675	$9	$12,684	$73

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$593	$514
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	146	158
Realized investment (gains) losses	(46)	32
Deferred income taxes	11	11
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(55)	(237)
Reinsurance recoverables	41	24
Deferred policy acquisition costs	(76)	(62)
Other assets	(22)	(57)
Insurance liabilities	868	507
Accounts payable, accrued expenses and other liabilities	(186)	(263)
Current income taxes	291	262
Distributions from partnership investments (1)	45	27
Other, net	(31)	5
NET CASH PROVIDED BY OPERATING ACTIVITIES (1)	1,579	921
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	414	361
Investment maturities and repayments:
Fixed maturities and equity securities	475	255
Commercial mortgage loans	21	18
Other sales, maturities and repayments (primarily short-term and other long-term investments) (1)	667	75
Investments purchased or originated:
Fixed maturities and equity securities	(1,240)	(758)
Commercial mortgage loans	(107)	(1)
Other (primarily short-term and other long-term investments)	(256)	(198)
Property and equipment purchases	(91)	(112)
NET CASH (USED IN) INVESTING ACTIVITIES (1)	(117)	(360)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	374	383
Withdrawals and benefit payments from contractholder deposit funds	(385)	(343)
Net change in short-term debt	(10)	(6)
Repayment of long-term debt	(250)	—
Repurchase of common stock	(239)	(139)
Issuance of common stock	38	10
Other, net	(43)	(51)
NET CASH (USED IN) FINANCING ACTIVITIES	(515)	(146)
Effect of foreign currency rate changes on cash and cash equivalents	23	18
Net increase in cash and cash equivalents	970	433
Cash and cash equivalents, January 1,	3,185	1,968
Cash and cash equivalents, March 31,	$4,155	$2,401
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$(8)	$37
Interest paid	$70	$69

(1) As required in adopting Accounting Standard Update (“ASU”) 2016-15, the Company retrospectively reclassified $27 million of cash distributions from partnership earnings from investing to operating activities for the first quarter of 2016.  The comparable amount reported in operating activities in 2017 was $45 million.  See Note 2 for further discussion.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business

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

•     run-off reinsurance business that is predominantly comprised of guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) business effectively exited through reinsurance with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire”) in 2013;

•     deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business; and

•     run-off settlement annuity business.

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, excess tax benefits on stock compensation, expense associated with frozen pension plans and certain costs for corporate projects, including overhead.

Note 2 – Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of Cigna Corporation and its subsidiaries.  Intercompany transactions and accounts have been eliminated in consolidation.  These Consolidated Financial Statements were prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  Amounts recorded in the Consolidated Financial Statements necessarily reflect management’s estimates and assumptions about medical costs, investment valuation, interest rates and other factors.  Significant estimates are discussed throughout these Notes; however, actual results could differ from those estimates.  The impact of a change in estimate is generally included in earnings in the period of adjustment.  Certain reclassifications may be made to prior year amounts to conform to the current presentation.

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2016 Annual Report on Form 10-K (“2016 Form 10-K”).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.

Recent Accounting Pronouncements

The Company’s 2016 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future.

The following tables provide information about recently adopted and recently issued or changed accounting guidance (applicable to Cigna) that have occurred since the Company filed its 2016 Form 10-K.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (Accounting Standards Update (“ASU”) 2016-15)

Specifies how certain transactions should be classified in the statement of cash flows. While the standard addresses multiple types of transactions, only a change in the treatment of distributions from equity method investments impacted the Company.

Early adopted as of December 31, 2016

Effects of adoption: using the nature of distribution approach, the Company reported $45 million of cash receipts related to distributions from partnership earnings in operating activities for the three months ended March 31, 2017. The Company reclassified $27 million for the three months ended March 31, 2016 from investing to operating activities in the Consolidated Statements of Cash Flows.

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) Required as of January 1, 2018

Requires employers to separate the service cost component from the other components of net benefit cost.  Under the new guidance, only service cost is eligible for capitalization (either deferred policy acquisition costs or capitalized software).  The change in the capitalization rule is to be applied prospectively upon adoption.  In addition, the income statement caption(s) where each component of net benefit cost is presented must be disclosed.

Expected effects: the Company expects the effect of this new guidance to be immaterial to its results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) Required as of January 1, 2018

Requires:

• Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

• Cumulative effect adjustment to the beginning balance of retained earnings at adoption

Expected effects:

• Certain limited partnership interests carried at cost of $240 million as of March 31, 2017 will be reported at fair value at adoption

• An increase to retained earnings of approximately $50 million, after-tax, if implemented as of March 31, 2017.  Actual cumulative effect adjustment will depend on investments held and market conditions at adoption.

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

Expected effects:

• Applies to the Company’s non-insurance, administrative service contracts but does not apply to certain contracts within the scope of other GAAP, such as insurance contracts

• The Company currently expects to adopt the new guidance as of January 1, 2018 through retrospective restatement

• The Company does not currently expect the adoption of the new guidance to have a material impact to its pattern of revenue recognition or net income

• The Company is continuing to evaluate the new requirements.  Specifically, the Company is evaluating the combination of contract guidance for certain customers when the Company provides both insurance and non-insurance products, the deferral of revenue for services provided after the termination of certain administrative contracts and the Company’s status as principal or agent for certain performance obligations.

Note 3 – Mergers and Acquisitions

Proposed Merger

On July 23, 2015, the Company entered into a merger agreement with Anthem, Inc. (“Anthem”) and Anthem Merger Sub Corp. (“Merger Sub”), a direct wholly-owned subsidiary of Anthem.

The merger agreement provides (a) for the merger of the Company and Merger Sub, with the Company continuing as the surviving corporation and (b) if certain tax opinions are delivered, immediately following the completion of the initial merger, for the surviving corporation to be merged with and into Anthem, with Anthem continuing as the surviving corporation (collectively, the “merger”).  Subject to certain terms, conditions, and customary operating covenants, each share of Cigna common stock issued and outstanding immediately prior to the effective time of the merger would be converted into the right to receive (a) $103.40 in cash, without interest, and (b) 0.5152 of a share of Anthem common stock.  The closing price of Anthem common stock on May 4, 2017 was $179.89.

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

On July 21, 2016, the U.S. Department of Justice (“DOJ”) and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the “District Court”) seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial.

On January 18, 2017, the Company received a written notice from Anthem seeking to extend the termination date of the merger agreement from January 31, 2017 to April 30, 2017.

On February 8, 2017, the District Court issued an order enjoining the proposed merger.  Anthem filed a notice of appeal of the District Court’s order with the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) and requested an expedited appeal.

On February 14, 2017, the Company delivered a notice to Anthem terminating the merger agreement and filed suit in the Delaware Court of Chancery (the “Chancery Court”) seeking, among other things, declaratory judgment that Cigna’s termination of the merger agreement is lawful and that Anthem does not have the right to extend the merger agreement termination date.  Later that day, Anthem filed a lawsuit in the Chancery Court against the Company seeking, among other things, a temporary restraining order to enjoin Cigna from terminating the merger agreement, specific performance and damages, and, on February 15, 2017, the Chancery Court issued an order temporarily enjoining the Company from terminating the merger agreement.  This order will be subject to further review at a preliminary injunction hearing scheduled for May 8, 2017.

On February 17, 2017, the Appeals Court granted Anthem’s motion for an expedited appeal.  That same day, the Company filed its notice of appeal of the District Court’s order enjoining the merger with the Appeals Court.  Oral arguments were heard on March 24, 2017.  On April 28, 2017, the Appeals Court affirmed the decision of the District Court. On May 5, 2017, Anthem filed a petition for a writ of certiorari with the United States Supreme Court seeking appeal of the U.S. Court of Appeals decision affirming the District Court’s order enjoining the merger.

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

The Company incurred $63 million pre-tax ($49 million after-tax) for the three months ended March 31, 2017 in costs directly related to the proposed merger.  Comparable merger-related costs for the three months ended March 31, 2016 were $40 million pre-tax ($36 million after-tax).  Since entering into this merger agreement in 2015, the Company has incurred pre-tax merger-related costs of approximately $295 million that primarily consisted of fees for legal, advisory and other professional services.  If the merger is consummated, a significant portion of these merger-related costs would not be deductible for federal income tax purposes.  If the merger is not consummated, these otherwise non-deductible costs would become tax deductible for federal income tax purposes, resulting in an incremental tax benefit of approximately $60 million.

Note 4 – Earnings Per Share (“EPS”)

Basic and diluted earnings per share were computed as follows:

	Three Months Ended
	March 31, 2017			March 31, 2016
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$598		$598	$519		$519
Shares:
Weighted average	255,680		255,680	254,822		254,822
Common stock equivalents		4,094	4,094		4,625	4,625
Total shares	255,680	4,094	259,774	254,822	4,625	259,447
EPS	$2.34	$(0.04)	$2.30	$2.04	$(0.04)	$2.00

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2017 and 2016 because their effect was anti-dilutive.

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Anti-dilutive options	2.5	1.3

The Company held 39,928,289 shares of common stock in Treasury as of March 31, 2017, and 39,638,264 shares as of March 31, 2016.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	March 31,	December 31,
(In millions)	2017	2016
Short-term:
Current maturities of long-term debt	$131	$250
Other, including capital leases	11	26
Total short-term debt	$142	$276
Long-term:
$131 million, 6.35% Notes due 2018	$-	$131
$250 million, 4.375% Notes due 2020 (1)	252	252
$300 million, 5.125% Notes due 2020 (1)	301	301
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	301	302
$750 million, 4% Notes due 2022	744	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	893	893
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	296
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	17	20
Total long-term debt	$4,621	$4,756

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.  See Note 11 for further information about the Company’s interest rate risk management and these derivative instruments.

The Company repaid $250 million of long-term notes that matured in the first quarter of 2017.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with three banks each having 12% of the commitment and the remainder spread among 13 banks in varying amounts.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – which is total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 0.50.  The leverage ratio calculation excludes the following items that are included in accumulated other comprehensive loss on the Company’s consolidated balance sheets: net unrealized appreciation on fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension.

In addition to the $4.8 billion of debt outstanding as of March 31, 2017, the Company had $10.5 billion of borrowing capacity within the maximum debt coverage covenant in the credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of March 31, 2017 totaled $13 million.

The Company was in compliance with its debt covenants as of March 31, 2017.

Note 6 — Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not reported, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.  See Note 7 to the Consolidated Financial Statements in the Company’s 2016 Form 10-K for further information about the assumptions and estimates used to establish this liability.

Components of the Global Health Care medical costs payable balances as of March 31 were as follows:

	March 31,	March 31,
(In millions)	2017	2016
Incurred but not reported	$2,088	$1,960
Reported claims in process	542	506
Physician incentives and other medical care expenses and services payable	140	180
Global Health Care medical costs payable	$2,770	$2,646

Activity in medical costs payable was as follows:

	Three Months Ended
	March 31,	March 31,
(In millions)	2017	2016
Beginning balance	$2,532	$2,355
Less: Reinsurance and other amounts recoverable	275	243
Beginning balance, net	2,257	2,112
Incurred costs related to:
Current year	5,161	4,825
Prior years	(176)	(64)
Total incurred	4,985	4,761
Paid costs related to:
Current year	3,219	2,985
Prior years	1,509	1,449
Total paid	4,728	4,434
Ending balance, net	2,514	2,439
Add: Reinsurance and other amounts recoverable	256	207
Ending balance	$2,770	$2,646

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

For the periods ended March 31, incurred costs related to prior years were attributable to the following factors:

	Three Months Ended
(Dollars in millions)	March 31, 2017		March 31, 2016
	$	%(1)	$	%(2)
Actual completion factors	$78	0.4%	$51	0.3%
Medical cost trend	98	0.5	28	0.1
Other (3)	-	-	(15)	(0.1)
Total favorable (unfavorable) variance	$176	0.9%	$64	0.3%

(1) Percentage of current year incurred costs as reported for the year ended December 31, 2016.

(2) Percentage of current year incurred costs as reported for the year ended December 31, 2015.

(3) Other amounts in 2016 related to increased medical costs in the Government segment resulting from additional provider risk sharing.

Incurred costs related to prior years in the table above, although adjusted through shareholders’ net income, do not directly correspond to an increase or decrease to shareholders’ net income.  The primary reason for this difference is that decreases to prior year incurred costs pertaining to the portion of the liability established for moderately adverse conditions are not considered as impacting shareholders’ net income if they are offset by increases in the current year provision for moderately adverse conditions.

The net impact of prior year development on shareholders’ net income was a $61 million increase for the three months ended March 31, 2017 compared with a $14 million increase for the three months ended March 31, 2016.  Favorable prior year development implies primarily lower than expected utilization of medical services.

Note 7 – Liabilities for Unpaid Claims and Claim Expenses

The following information relates to the Company’s unpaid claims and claim expense liabilities that are related to short-duration insurance contracts.  See Note 8 to the Consolidated Financial Statements in the Company’s 2016 Form 10-K for further information about the assumptions and estimates used to establish this liability.

The liability for unpaid claims and claim expenses by segment as of March 31 is as follows:

	March 31,	March 31,
(In millions)	2017	2016
Group Disability and Life	$4,384	$4,146
Global Supplemental Benefits	425	367
Other Operations	197	211
Unpaid claims and claim expenses	$5,006	$4,724

Activity in the Company’s Group Disability and Life and the Global Supplemental Benefits segments’ liabilities for unpaid claims and claim expenses are presented in the following table.  Liabilities associated with the Company’s Other Operations segment are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended
(In millions)	March 31, 2017	March 31, 2016
Beginning balance	$4,726	$4,359
Less: Reinsurance	121	115
Beginning balance, net	4,605	4,244
Incurred claims related to:
Current year	1,148	988
Prior years:
Interest accretion	43	43
All other incurred	(64)	105
Total incurred	1,127	1,136
Paid claims related to:
Current year	371	327
Prior years	691	660
Total paid	1,062	987
Foreign currency	16	5
Ending balance, net	4,686	4,398
Add: Reinsurance	123	115
Ending balance	$4,809	$4,513

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving, and is therefore the basis for determining the rate used to discount these liabilities.  Accordingly, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business.  Favorable prior year incurred claims reported in 2017 largely reflect improved claim resolution rates.  Unfavorable prior year incurred claims reported in 2016 included the impact of modifications made to our disability claims management process and a period of elevated life claims.

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

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2017	December 31, 2016	Collateral and Other Terms at March 31, 2017

Ongoing operations:

Global Health Care, Global Supplemental Benefits, Group Disability and Life	Various	$478	$478

Recoverables from approximately 80 reinsurers including the U.S. Government, used in the ordinary course of business. Current balances range from less than $1 million up to $93 million. Excluding the recoverable from the U.S. Government of $39 million, over 60% of the balance is from companies rated investment grade by Standard & Poor’s, and 13% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		478	478

Acquisition, disposition or runoff activities:

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,551	3,586	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	1,052	1,085	100% secured by assets in a trust.

	Other	42	44	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	904	921	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	293	297	100% secured by assets in a trust.

Other run-off reinsurance	Various	66	67	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,908	6,000

Total reinsurance recoverables		$6,386	$6,478

The Company bears the risk of loss if its reinsurers and retrocessionaires do not meet or are unable to meet their reinsurance obligations to the Company.  The Company reviews its reinsurance arrangements and establishes reserves against the recoverables if recovery is not considered probable.  As of March 31, 2017, the Company’s recoverables were net of a reserve of approximately $3 million.

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Ceded premiums:
Individual life insurance and annuity business sold	$39	$41
Other	81	95
Total ceded premiums	$120	$136
Reinsurance recoveries:
Individual life insurance and annuity business sold	$70	$68
Other	29	96
Total reinsurance recoveries	$99	$164

The decrease in reinsurance recoveries in 2017 is primarily due to the ceded GMDB business.  The ceded reserves declined during the three months ended March 31, 2017 due primarily to favorable equity market conditions, while the ceded reserves increased during the three months ended March 31, 2016 due to changes in the capital market assumptions that are used to calculate the reserves.

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.5 billion remaining as of March 31, 2017.

A discussion of each of these businesses follows.  While GMDB is accounted for as reinsurance, GMIB assets and liabilities are reported as derivatives at fair value as discussed below.  Accordingly, GMIB assets are reported in other assets, including intangibles, and GMIB liabilities are reported in accounts payable, accrued expenses and other liabilities.

GMDB

The Company estimates the gross liability and reinsurance recoverable with an internal model based on the Company’s experience and future expectations over an extended period, consistent with the long-term nature of this product.  As a result of the reinsurance transaction, reserve increases have a corresponding increase in the recorded reinsurance recoverable, provided the increased recoverable remains within the overall Berkshire limit (including the GMIB asset presented below).  The ending net retained reserve covers ongoing administrative expenses, as well as minor claim exposure retained by the Company.

Because the product is premium deficient, the Company records an increase to the net retained reserve if it is inadequate based on the model.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	March 31,	December 31,
(In millions)	2017	2016
Balance at January 1	$1,224	$1,252
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,129	1,164
Balance at January 1, net	111	106
Add: Incurred benefits	-	4
Less: Paid benefits (recoveries)	(1)	(1)
Ending balance, net	112	111
Less: Unpaid claims	18	16
Add: Reinsurance and other amounts recoverable	1,094	1,129
Ending balance	$1,188	$1,224

Benefits paid and incurred are net of ceded amounts.

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

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2017	December 31, 2016
Account value	$10,755	$10,650
Net amount at risk	$2,335	$2,458
Number of contractholders	280,000	285,000

GMIB

In this business, the Company reinsured contracts with issuers of GMIB products.  The Company’s exposure represents the excess of a contractually guaranteed amount over the level of variable annuity account values.  Payment by the Company depends on the actual account value in the underlying mutual funds and the level of interest rates when the contractholders elect to receive minimum income payments that must occur within 30 days of a policy anniversary after the appropriate waiting period.  The Company has purchased retrocessional coverage (“GMIB assets”) for these contracts.

The Company reports GMIB liabilities and assets as derivatives at fair value because cash flows of these liabilities and assets are affected by equity markets and interest rates, but are without significant life insurance risk and are settled in lump sum payments.

As of March 31, 2017, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2017	December 31, 2016	Collateral and Other Terms at March 31, 2017

GMIB	Berkshire	$360	$370	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	220	227
	Liberty Re (Bermuda) Ltd.	197	202	100% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$777	$799

Assumptions used in fair value measurement.  The Company estimates the fair value of the assets and liabilities for GMIB contracts by calculating the results for many scenarios run through a model utilizing various assumptions.  The only assumption expected to impact future shareholders’ net income is non-performance risk.  The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.

Other assumptions that affect GMIB assets and liabilities include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse, and annuity election rates).  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3 in the fair value hierarchy presented in Note 9.

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

•                  all annuitants elected to receive their benefit on the next available date (2017 through 2021); and

•                  all underlying mutual fund investment values remained at the March 31, 2017 value of $818 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $665 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.

Note 9 — Fair Value Measurements

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

The Company is responsible for determining fair value, as well as for assigning the appropriate level within the fair value hierarchy, based on the significance of unobservable inputs.  The Company reviews methodologies, processes and controls of third-party pricing services and compares prices on a test basis to those obtained from other external pricing sources or internal estimates.  The Company performs ongoing analyses of both prices received from third-party pricing services and those developed internally to determine that they represent appropriate estimates of fair value.  The controls executed by the Company include evaluating changes in prices and monitoring for potentially stale valuations.  The Company also performs sample testing of sales values to confirm the accuracy of prior fair value estimates.  The minimal exceptions identified during these processes indicate that adjustments to prices are infrequent and do not significantly impact valuations.  Annually, we conduct an on-site visit of the most significant pricing service to review their processes, methodologies and controls.  This on-site review includes a walk-through of inputs for a sample of securities held across various asset types to validate the documented pricing process.

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of March 31, 2017 and December 31, 2016 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
March 31, 2017
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$372	$525	$-	$897
State and local government	-	1,419	-	1,419
Foreign government	-	2,273	39	2,312
Corporate	-	16,144	483	16,627
Mortgage and other asset-backed	-	324	155	479
Total fixed maturities (1)	372	20,685	677	21,734
Equity securities	402	122	50	574
Subtotal	774	20,807	727	22,308
Short-term investments	-	303	-	303
GMIB assets	-	-	777	777
Other derivative assets	-	4	-	4
Total financial assets at fair value, excluding separate accounts	$774	$21,114	$1,504	$23,392
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$761	$761
Other derivative liabilities	-	2	-	2
Total financial liabilities at fair value	$-	$2	$761	$763

(1) Fixed maturities includes $543 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $14 million of appreciation for securities classified in Level 3.  See Note 10 for additional information.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$374	$503	$-	$877
State and local government	-	1,435	-	1,435
Foreign government	-	2,066	47	2,113
Corporate	-	15,552	498	16,050
Mortgage and other asset-backed	-	329	157	486
Total fixed maturities (1)	374	19,885	702	20,961
Equity securities	396	113	74	583
Subtotal	770	19,998	776	21,544
Short-term investments	-	691	-	691
GMIB assets	-	-	799	799
Other derivative assets	-	10	-	10
Total financial assets at fair value, excluding separate accounts	$770	$20,699	$1,575	$23,044
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$780	$780
Other derivative liabilities	-	5	-	5
Total financial liabilities at fair value	$-	$5	$780	$785

(1) Fixed maturities includes $524 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $14 million of appreciation for securities classified in Level 3.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of March 31, 2017 or December 31, 2016.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 11.

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

Fair values of mortgage and other asset-backed securities, corporate and government fixed maturities are primarily determined using pricing models that incorporate the specific characteristics of each asset and related assumptions including the investment type and structure, credit quality, industry and maturity date in comparison to current market indices, spreads and liquidity of assets with similar characteristics.  For mortgage and other asset-backed securities, inputs and assumptions for pricing may also include collateral attributes and prepayment speeds.  Recent trades in the subject security or similar securities are assessed when available, and the Company may also review published research in its evaluation, as well as the issuer’s financial statements.

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of March 31, 2017 and December 31, 2016.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of March 31, 2017
Fixed maturities:
Mortgage and other asset-backed securities	$155	Liquidity	60 - 340 (90) bps
		Weighting of credit spreads	170 - 450 (230) bps
Corporate and government fixed maturities	498	Liquidity	70 - 2,550 (340) bps
Total fixed maturities	653
Equity securities	50	Price-to-EBITDA multiples	5.0 - 12.0 (8.3)
Subtotal	703
Securities not priced by the Company(1)	24
Total Level 3 securities	$727
As of December 31, 2016
Fixed maturities:
Mortgage and other asset-backed securities	$157	Liquidity	60 - 330 (90) bps
		Weighting of credit spreads	160 - 470 (230) bps
Corporate and government fixed maturities	490	Liquidity	80 - 1,300 (340) bps
Total fixed maturities	647
Equity securities	74	Price-to-EBITDA multiples	4.2 - 11.6 (8.5)
Subtotal	721
Securities not priced by the Company(1)	55
Total Level 3 securities	$776

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2017 and 2016.  Separate account asset changes are reported separately under the heading “separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended March 31, 2017 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2017	$776	$799	$(780)	$19
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(11)	11	-
Other	23	1	(4)	(3)
Total gains (losses) included in shareholders’ net income	23	(10)	7	(3)
Losses included in other comprehensive income	(8)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	-	-	-	-
Purchases, sales and settlements:
Purchases	25	-	-	-
Sales	(47)	-	-	-
Settlements	(27)	(12)	12	-
Total purchases, sales and settlements	(49)	(12)	12	-
Transfers into/(out of) Level 3:
Transfers into Level 3	40	-	-	-
Transfers out of Level 3	(55)	-	-	-
Total transfers into/(out of) Level 3	(15)	-	-	-
Balance at March 31, 2017	$727	$777	$(761)	$16
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(6)	$(10)	$7	$(3)

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended March 31, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	61	(61)	-
Other	(25)	(1)	(5)	(6)
Total gains (losses) included in shareholders’ net income	(25)	60	(66)	(6)
Losses included in other comprehensive income	-	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	11	-	-	-
Purchases, sales and settlements:
Purchases	24	-	-	-
Sales	-	-	-	-
Settlements	(11)	(10)	10	-
Total purchases, sales and settlements	13	(10)	10	-
Transfers into/(out of) Level 3:
Transfers into Level 3	128	-	-	-
Transfers out of Level 3	(61)	-	-	-
Total transfers into/(out of) Level 3	67	-	-	-
Balance at March 31, 2016	$792	$957	$(941)	$16
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(25)	$60	$(66)	$(6)

(1)  Amounts do not accrue to shareholders.

As noted in the preceding tables, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  For the three months ended March 31, 2017, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals and mining, electric and capital goods sectors.  For the three months ended March 31, 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers in the metals and mining and energy sectors.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2016 Form 10-K for additional policy information related to separate accounts.

As of March 31, 2017 and December 31, 2016, separate account assets were as follows:

March 31, 2017 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts (See Note 16)	$245	$263	$-	$508
Non-guaranteed separate accounts (1)	1,435	5,076	330	6,841
Subtotal	$1,680	$5,339	$330	7,349
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				848
Total separate account assets				$8,197
December 31, 2016
Guaranteed separate accounts (See Note 16)	$238	$262	$-	$500
Non-guaranteed separate accounts (1)	1,368	4,885	331	6,584
Subtotal	$1,606	$5,147	$331	7,084
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				856
Total separate account assets				$7,940

(1)  Non-guaranteed separate accounts included $3.8 billion as of March 31, 2017 and $3.7 billion as of December 31, 2016 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 for both periods and $0.8 billion as of March 31, 2017 and $0.9 billion as of December 31, 2016 priced at net asset value (“NAV”) as a practical expedient.

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

Separate account assets classified in Level 3 primarily support Cigna’s pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Balance, beginning of period	$331	$297
Policyholder gains (losses)	27	(1)
Purchases, sales and settlements:
Purchases	10	4
Sales	(35)	(1)
Settlements	(1)	(2)
Total purchases, sales and settlements	(26)	1
Transfers into/(out of) Level 3:
Transfers into Level 3	-	23
Transfers out of Level 3	(2)	(3)
Total transfers into/(out of) Level 3	(2)	20
Balance, end of period	$330	$317

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

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	March 31, 2017	December 31, 2016	Commitments	(if currently eligible) (1)	Period (1)
Security Partnerships	$409	$424	$340	Not applicable	Not applicable
Real Estate Funds	234	231	-	Quarterly	45-90 days
Hedge Funds	205	201	-	Up to Annually, varying by fund	30-90 days
Total	$848	$856	$340

(1)       The attributes noted are effective as of March 31, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired.  Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $1 million after-tax for the three months ended March 31, 2017.  There were no impaired real estate entities or commercial mortgage loans written down to fair value for the three months ended March 31, 2016.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2017 and December 31, 2016.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2017		December 31, 2016
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,776	$1,752	$1,682	$1,666
Contractholder deposit funds, excluding universal life products	Level 3	$1,206	$1,203	$1,215	$1,212
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,331	$4,735	$5,460	$4,991

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

Fair values of off-balance sheet financial instruments were not material as of March 31, 2017 and December 31, 2016.

Note 10 — Investments

Cigna’s investment portfolio consists of a broad range of investments including fixed maturities and equity securities, commercial mortgage loans, other long-term investments and short-term investments.  The sections below provide more detail regarding our investment balances, net investment income and realized investment gains and losses.  See Note 9 for information about the valuation of the Company’s investment portfolio. See Note 11 to the Consolidated Financial Statements contained in the Company’s 2016 Form 10-K for accounting policies for each investment type.

A.      Investment Portfolio

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2017:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,405	$1,416
Due after one year through five years	6,717	6,976
Due after five years through ten years	8,481	8,667
Due after ten years	3,586	4,196
Mortgage and other asset-backed securities	450	479
Total fixed maturities	$20,639	$21,734

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	March 31, 2017
Federal government and agency	$667	$233	$(3)	$897
State and local government	1,324	100	(5)	1,419
Foreign government	2,206	122	(16)	2,312
Corporate	15,992	744	(109)	16,627
Mortgage and other asset-backed	450	32	(3)	479
Total fixed maturities	$20,639	$1,231	$(136)	$21,734

(In millions)	December 31, 2016
Federal government and agency	$658	$223	$(4)	$877
State and local government	1,342	99	(6)	1,435
Foreign government	1,998	129	(14)	2,113
Corporate	15,483	716	(149)	16,050
Mortgage and other asset-backed	461	29	(4)	486
Total fixed maturities	$19,942	$1,196	$(177)	$20,961

The above table includes investments with a fair value of $2.7 billion at March 31, 2017 and December 31, 2016 supporting liabilities of the Company’s run-off settlement annuity business.  These investments had gross unrealized appreciation of $555 million and gross unrealized depreciation of $12 million at March 31, 2017, compared with gross unrealized appreciation of $539 million and gross unrealized depreciation of $15 million at December 31, 2016.

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

The table below summarizes fixed maturities in an unrealized loss position at March 31, 2017 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	March 31, 2017
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$3,960	$4,067	$(107)	870
Below investment grade	$619	$630	$(11)	532
More than one year:
Investment grade	$265	$276	$(11)	47
Below investment grade	$116	$123	$(7)	21

As of March 31, 2017, equity securities also included an investment of approximately $400 million in an exchange traded fund (“ETF”) with a gross unrealized loss of $4 million.  There were no other available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at March 31, 2017.

Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of March 31, 2017 and December 31, 2016, fair values of these securities were $36 million and amortized cost was $49 million.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2017 and December 31, 2016:

	Debt Service Coverage Ratio
	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
(In millions)	March 31, 2017
Below 50%	$331	$15	$-	$-	$-	$346
50% to 59%	516	46	42	30	-	634
60% to 69%	687	14	-	-	-	701
70% to 79%	-	-	30	-	35	65
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	6	6
Total	$1,534	$75	$72	$30	$41	$1,752

(In millions)	December 31, 2016
Below 50%	$335	$15	$-	$-	$-	$350
50% to 59%	517	46	-	30	-	593
60% to 69%	624	14	-	-	-	638
70% to 79%	-	-	29	-	35	64
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	21	21
Total	$1,476	$75	$29	$30	$56	$1,666

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2016 and included an analysis of each underlying property’s most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans.  The results of the 2016 review showed improvement from the prior review in each of the key metrics and confirmed the overall strength of the portfolio.  The Company will reevaluate a loan’s credit quality between annual reviews if new property information is received or an event such as delinquency or a borrower’s request for restructure causes management to believe that the Company’s estimate of financial performance, fair value or the risk profile of the underlying property has been impacted.  The portfolio’s average loan-to-value ratio remained at 57% at March 31, 2017 and the portfolio’s average debt service coverage ratio remained at 1.95 at March 31, 2017 compared with December 31, 2016.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $6 million at March 31, 2017 and $21 million at December 31, 2016.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	March 31, 2017			December 31, 2016
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$9	$(3)	$6	$26	$(5)	$21
Impaired commercial mortgage loans without valuation reserves	-	-	-	-	-	-
Total impaired commercial mortgage loans	$9	$(3)	$6	$26	$(5)	$21

For the three months ended March 31, 2017, the average recorded investment in impaired loans decreased to $18 million in 2017 compared with $112 million for the three months ended March 31, 2016, primarily due to the foreclosure of one impaired loan and the full payoff of another.

Changes in valuation reserves for commercial mortgage loans were not material for the three months ended March 31, 2017 and 2016.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included corporate securities of $2.4 billion, federal government securities of $597 million and money market funds of $17 million as of March 31, 2017.  The Company’s short-term investments and cash equivalents as of December 31, 2016 included corporate securities of $2.2 billion, federal government securities of $378 million and money market funds of $11 million.

B.      Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Fixed maturities	$2	$(18)
Equity securities	33	(10)
Other investments, including derivatives	11	(4)
Realized investment gains (losses) before income taxes	46	(32)
Less income taxes (benefits)	15	(11)
Net realized investment gains (losses)	$31	$(21)

Included in these realized investment gains (losses) were pre-tax asset write-downs as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Other-than-temporary impairments on debt securities:
Credit-related	$(5)	$(18)
Non credit-related (1)	(2)	(9)
Total other-than-temporary impairments on debt securities	(7)	(27)
Other asset write-downs (2)	(3)	(9)
Total write-downs	$(10)	$(36)

(1) These write-downs pertain to other-than-temporary declines in fair values due to increases in market yields (widening of credit spreads) for certain below investment grade fixed maturities with an increased probability of sales activity prior to recovery of their amortized cost basis.

(2) Other asset write-downs include other-than-temporary declines in fair values of equity securities and asset write-downs related to real estate investments.

The following table presents sales information for available-for-sale fixed maturities and equity securities.  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended
	March 31,
(In millions)	2017	2016
Proceeds from sales	$414	$361
Gross gains on sales	$47	$12
Gross losses on sales	$2	$5

Note 11 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and discussed in Note 8.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Accounting policy.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.  Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item.  This is referred to as ‘‘hedge ineffectiveness’’ and is generally recorded in realized investment gains and losses.  In the event of an early hedge termination, the changes in fair value of derivatives that qualified for hedge accounting are reported in shareholders’ net income, generally as a part of realized investment gains and losses.  See Note 9 for further information on our policies for determining fair value.  Derivative cash flows are generally reported in operating activities.

The following tables provide information on the Company’s specific applications of derivative financial instruments during the periods ended March 31, 2017 and December 31, 2016.

Fair Value Hedge of Long-Term Corporate Debt	Notional Value (in millions)
Type of instrument. Interest rate swap contracts	March 31, 2017	December 31, 2016
	$750	$750

Purpose.  To convert a portion of the interest rate exposure on the Company’s long-term debt from fixed to variable rates.  This more closely aligns the Company’s interest expense with the interest income received on its cash equivalent and short-term investment balances.  The variable rates are benchmarked to LIBOR.

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

Cash Flow Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	March 31, 2017	December 31, 2016
	$31	$55

Purpose. To hedge the foreign currency cash flows of its fixed maturity bonds to match associated insurance liabilities.

Terms of derivative instruments.  The Company periodically exchanges cash flows between two currencies for both principal and interest.  Foreign currency swaps are Canadian dollars and Japanese yen and have terms for periods of up to four years.

Accounting.  Using cash flow hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses, and other liabilities.  Changes in fair values are reported in accumulated other comprehensive income and amortized into net investment income or other realized investment gains and losses as interest or principal payments are received.

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	March 31, 2017	December 31, 2016
	$87	$78

Purpose. To hedge the foreign exchange related changes in fair values of the Company’s fixed maturity bonds.

Terms of derivative instruments.  The Company periodically exchanges cash flows between two currencies for both principal and interest.  Foreign currency swaps are Euros and British pounds and have terms for periods of up to nine years.

Accounting.  Using fair value hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses, and other liabilities.  Changes in fair values of the swap contracts, as well as changes in the fair values of the hedged bonds attributable to the hedged risk are reported in other realized investment gains and losses.

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	March 31, 2017	December 31, 2016
	$150	$149

Purpose.  To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated fixed maturity bond portfolio to reflect the local currency for one of the Company’s foreign subsidiaries.

Terms of derivative instruments. The Company agrees to purchase South Korean won in exchange for U.S. dollars at a future date, generally within three months from the contracts’ trade dates.

Accounting.  As these arrangements were not designated as accounting hedges, fair values are reported in short-term investments or accounts payable, accrued expenses, and other liabilities, and changes in fair values are reported in other realized investment gains and losses.

As of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, the effects of these derivative instruments on the Consolidated Financial Statements, including the amounts of gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income, were not material.  No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of March 31, 2017, the Company had $13 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of March 31, 2017 or December 31, 2016.

Note 12 — Variable Interest Entities

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

The Company owns interests in security and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact the partnership’s operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.2 billion across approximately 100 limited partnerships as of March 31, 2017 includes $1.1 billion reported in other long-term investments and commitments to contribute an additional $1.1 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.5 billion as of March 31, 2017, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures with carrying values of $0.2 billion where all decisions significantly affecting the entities’ economic performance are subject to unanimous approval by the equity holders.  As a result, the Company determined that the power over these entities is shared equally, and there is no primary beneficiary.  The Company’s maximum exposure to loss was approximately equal to its carrying value that is reported in other long-term investments.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended March 31,
2017
Net unrealized appreciation, securities, January 1,	$542	$(180)	$362
Unrealized appreciation on securities arising during the period	53	(24)	29
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(35)	13	(22)
Net unrealized appreciation, securities arising during the period	18	(11)	7
Net unrealized appreciation, securities, March 31,	$560	$(191)	$369
Net unrealized appreciation, derivatives, January 1,	$4	$(1)	$3
Reclassification adjustment for (gains) included in shareholders’ net income (net realized investment gains)	(4)	1	(3)
Net unrealized appreciation, derivatives, March 31,	$-	$-	$-
Net translation of foreign currencies, January 1,	$(390)	$21	$(369)
Net translation of foreign currencies arising during the period	111	1	112
Net translation of foreign currencies, March 31,	$(279)	$22	$(257)
Postretirement benefits liability adjustment, January 1,	$(2,120)	$742	$(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	15	(5)	10
Reclassification adjustment for settlement loss (other operating expenses)	6	(2)	4
Net postretirement benefits liability adjustment arising during the period	21	(7)	14
Postretirement benefits liability adjustment, March 31,	$(2,099)	$735	$(1,364)

2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	227	(72)	155
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	28	(10)	18
Net unrealized appreciation, securities arising during the period	255	(82)	173
Net unrealized appreciation, securities, March 31,	$867	$(276)	$591
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation), derivatives arising during the period	(4)	1	(3)
Net unrealized appreciation, derivatives, March 31,	$6	$(2)	$4
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	83	(2)	81
Net translation of foreign currencies, March 31,	$(212)	$19	$(193)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(5)	11
Postretirement benefits liability adjustment, March 31,	$(2,139)	$749	$(1,390)

Note 14 — Pension and Other Postretirement Benefit Plans

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

For the three months ended March 31, 2017, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $21 million pre-tax in the aggregate ($14 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily the result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In millions)	2017	2016	2017	2016
Interest cost	$48	$50	$3	$3
Expected long-term return on plan assets	(65)	(62)	-	-
Amortization of:
Net loss from past experience	16	17	-	-
Prior service cost	-	-	(1)	(1)
Settlement loss	6	-	-	-
Net cost	$5	$5	$2	$2

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  During the three months ended March 31, 2017, the Company made a voluntary pension contribution of $150 million.  No additional contributions are required for the remainder of 2017.

Note 15 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rate decreased to 33.4% for the three months ended March 31, 2017 compared with 37.2% for the three months ended 2016 due to the moratorium in 2017 on the health insurance industry tax that is not deductible for federal income tax purposes.

The Company maintains a capital management strategy to retain overseas a significant portion of the earnings from its foreign operations.  As of March 31, 2017, undistributed earnings were approximately $2.7 billion. These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  If the Company had intended to repatriate these foreign earnings to the U.S., the Company’s Consolidated Balance Sheets would have included an additional $362 million of deferred tax liabilities as of March 31, 2017.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the three months ended March 31, 2017.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2017, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $488 million as of March 31, 2017 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of March 31, 2017.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 9 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had financial guarantees and indemnification obligations to lenders of approximately $153 million as of March 31, 2017, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, that are both recourse and nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2018 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these financial guarantees or indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these financial guarantees and indemnification obligations as of March 31, 2017.

As of March 31, 2017, the Company guaranteed that it would compensate the lessors for a shortfall of up to $32 million in the market value of certain leased equipment at the end of its leases.  Guarantees of $25 million expire in 2022 and $7 million expire in 2026.  The Company had liabilities for these guarantees of $3 million as of March 31, 2017.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of March 31, 2017 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of March 31, 2017.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

On March 1, 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and accrual of a liability.  For the three months ended March 31, 2017, the Company recorded in operating expenses $129 million pre-tax ($83 million after-tax), representing its estimate of future assessments on a discounted basis.  Amounts recorded by segment were:  Global Health Care, $106 million pre-tax ($68 million after-tax) and Group Disability and Life, $23 million pre-tax ($15 million after-tax).  These estimates include small reductions for premium tax refunds for insurance contracts currently written.  This assessment is expected to be updated in future periods for changes in the estimate of the insolvency.  In addition, a portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a global health services business.  These actions may include benefit disputes, breach of contract claims, tort claims, provider disputes, disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, employee benefit claims, wage and hour claims, privacy, claims arising from consumer protection laws, intellectual property claims and real estate-related disputes.  There are currently, and may be in the future, attempts to bring class action lawsuits against the industry.  The Company also is regularly engaged in Internal Revenue Service (“IRS”) audits and may be subject to examinations by various state and foreign taxing authorities.  Disputed income tax matters arising from these examinations, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 15.

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

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed.  Such matters are described below.  In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The amount accrued represents the Company’s best estimate of the probable loss at the time.  If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range.  In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss.  In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible or to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of March 31, 2017 of approximately $190 million ($125 million after-tax) for the matters discussed below under “Litigation Matters.”  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  During 2016, the Company submitted its interpretation of the Court Order and the plaintiffs filed various objections.  On January 10, 2017, the District Court issued an additional ruling regarding certain aspects of the calculation of additional plan benefits.  The Company’s reserve for this litigation remains reasonable at March 31, 2017 based on calculations consistent with the Company’s interpretation of the updated guidance from the Court.  However, certain aspects of the ruling will need further clarification from the Court before final plan benefits can be determined.  As a result, the timing of the resolution of this matter remains uncertain.  Once resolved, the Plan will be amended to comply with the final interpretation of the District Court’s order and the benefits will begin to be paid.

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

In September 2011, the District Court (1) dismissed all claims by the health care provider and medical association plaintiffs for lack of standing; and (2) dismissed the antitrust claims, the New Jersey state law claims and the ERISA disclosure claim.  In January 2013 and again in April 2014, the District Court denied separate motions by the plaintiffs to certify a nationwide class of subscriber plaintiffs.  The Third Circuit denied plaintiffs’ request for an immediate appeal of the January 2013 ruling.  As a result, the case is proceeding on behalf of the named plaintiffs only.  In June 2014, the District Court granted the Company’s motion for summary judgment to terminate all claims, and denied the plaintiffs’ partial motion for summary judgment.  In July 2014, the plaintiffs appealed all of the District Court’s decisions in favor of the Company, including the class certification decision, to the Third Circuit.  On May 2, 2016, the Third Circuit affirmed the District Court’s decisions denying class certification for the claims asserted by members, the granting of summary judgment on the individual plaintiffs’ claims, as well as the dismissal of the antitrust claims.  However, the Third Circuit also reversed the earlier dismissal of the providers’ ERISA claims.  The Company will continue to vigorously defend its position.

Regulatory Matters

CMS actions.  In January 2016, CMS issued a Notice of Imposition of Immediate Intermediate Sanctions (the “Notice”) to the Company.  The Notice required us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans.  The sanctions do not impact the right of current enrollees to remain covered by our Medicare Advantage-Prescription Drug or Medicare Part D Plans.

CMS imposed sanctions based on its findings of deficiencies with the Company’s operations of its Parts C and D appeals and grievances, Part D formulary and benefit administration and compliance program.  Management is working towards having these sanctions lifted in time to participate in the 2018 annual enrollment period.  For the three months ended March 31, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment, and management expects that trend to continue for the remainder of 2017.  However, management anticipates that full-year 2017 shareholders’ net income will not be materially affected because we expect the margin impact of the revenue loss to be offset by 2017 remediation costs that are significantly lower than the $100 million after-tax amount reported in 2016 and other operational efficiencies to improve 2017 results.

On October 12, 2016, CMS announced Medicare Star Quality Ratings (“Star Ratings”) for 2017.  While Star Ratings are based on a number of plan performance measures that are evaluated each year, the projected Star Ratings for our plans included certain reductions that are primarily attributable to our CMS audit discussed above.  Under these revised Star Ratings, approximately 20% of our Medicare Advantage customers are expected to be in a 4 Stars or greater plan.  The Company does not believe that these Star Ratings reflect the quality offerings Cigna-HealthSpring provides to beneficiaries.

The Company filed a Reconsideration request with CMS, which was denied, and will work fully with CMS through their process as well as consider additional alternatives with the objective that the final Star Ratings more accurately reflect our performance under the Star Ratings measures.  The Company remains committed to our partnership with CMS and to delivering quality products and services to seniors, while working to mitigate the impact these Star Ratings could have on our offerings in 2018.  If we are unsuccessful in restoring at least some of the Star Ratings, modifying our product offerings or implementing operational efficiencies in the Government business, the effect in 2018 could be material to shareholders’ net income.  There is no financial impact in 2017 because these ratings apply to plans for the 2018 payment year.

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

Other Legal Matters

Antitrust Litigation.  On July 21, 2016, the DOJ and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the “District Court”) seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial.  On February 8, 2017, the District Court issued an order enjoining the proposed merger.  Anthem filed a notice of appeal of the District Court’s order with the U.S. Court of Appeals for the District of Columbia Circuit (the “Appeals Court”) and requested an expedited appeal.  On February 17, 2017, the Appeals Court granted Anthem’s motion for an expedited appeal.  That same day, the Company filed its notice of appeal of the District Court’s order with the Appeals Court.  Oral arguments were heard on March 24, 2017.  On April 28, 2017, the Appeals Court affirmed the decision of the District Court. On May 5, 2017, Anthem filed a petition for a writ of certiorari with the United States Supreme Court seeking appeal of the U.S. Court of Appeals decision affirming the District Court’s order enjoining the merger.

Litigation with Anthem.  On February 14, 2017, the Company delivered a notice to Anthem terminating the merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement.  Also on February 14, 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”).  The complaint sought declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date.  The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, which includes the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement.

Also on February 14, 2017, Anthem filed a lawsuit in the Chancery Court against the Company seeking (i) a temporary restraining order to enjoin Cigna from terminating and taking any action contrary to the terms of the merger agreement, (ii) specific performance compelling Cigna to comply with the merger agreement and (iii) damages.  On February 15, 2017, the Chancery Court granted Anthem’s motion for a temporary restraining order and issued an order temporarily enjoining the Company from terminating the merger agreement.  This is not a decision on the merits of the case, but rather an order to ensure irrevocable actions do not take place before the Chancery Court’s substantive review of the issues.  The Company will continue to abide by terms of the merger agreement until the expiration or lifting of the Chancery Court’s order and any further review of the case by the Chancery Court.  This order will be subject to review by the Chancery Court at a preliminary injunction hearing scheduled for May 8, 2017.

We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.  The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

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

Note 17 — Segment Information

See Note 1 for a description of the Company’s reporting segments.

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

•      Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  This is generally because the nature and size of these matters are not indicative of our ongoing business operations.  Further context about these items is provided in the footnotes listed in the table below.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In millions)	Before-tax impact	After-tax impact	Before-tax impact	After-tax impact
Long-term care guaranty fund assessment - see Note 16 (D)	$129	$83	$-	$-
Merger-related transaction costs - see Note 3	63	49	40	36
Total impact from special items	$192	$132	$40	$36

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended March 31, 2017
Premiums, fees and other revenues and mail order pharmacy revenues	$8,106	$881	$1,032	$30	$(13)	$10,036
Net investment income	92	28	89	86	8	303
Operating revenues	$8,198	$909	$1,121	$116	$(5)	$10,339
Total revenues	$8,224	$922	$1,129	$115	$(5)	$10,385
Shareholders’ net income (loss)	$544	$77	$59	$20	$(102)	$598
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(16)	(9)	(6)	-	-	(31)
Amortization of other acquired intangible assets, net	14	6	-	-	-	20
Special Items:
Long-term care guaranty fund assessment	68	-	15	-	-	83
Merger-related transaction costs	-	-	-	-	49	49
Adjusted income (loss) from operations	$610	$74	$68	$20	$(53)	$719

Three Months Ended March 31, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,812	$780	$1,029	$27	$(4)	$9,644
Net investment income	72	26	80	90	4	272
Operating revenues	$7,884	$806	$1,109	$117	$-	$9,916
Total revenues	$7,867	$804	$1,106	$107	$-	$9,884
Shareholders’ net income (loss)	$514	$59	$13	$14	$(81)	$519
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment losses	12	1	2	6	-	21
Amortization of other acquired intangible assets, net	18	7	-	-	-	25
Special Item:
Merger-related transaction costs	-	-	-	-	36	36
Adjusted income (loss) from operations	$544	$67	$15	$20	$(45)	$601

The Company had net receivables from CMS of $0.5 billion as of March 31, 2017 and $0.6 billion as of December 31, 2016.  These amounts were included in the Consolidated Balance Sheets in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 18% of consolidated revenues for the three months ended March 31, 2017 and 21% for the three months ended March 31, 2016.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2017 compared with December 31, 2016 and our results of operations for the three months ended March 31, 2017 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2016 Form 10-K for additional information regarding our significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.  Changes in percentages are expressed in basis points (“bps”).

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

•                  Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  See Note 17 to the Consolidated Financial Statements for descriptions of special items.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.    Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver personalized and innovative solutions for our customers and clients and future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; statements regarding the proposed merger between Cigna and Anthem, Inc. (“Anthem”) and the litigation related thereto; statements regarding the timing of resolution of the issues raised by the Centers for Medicare and Medicaid Services (“CMS”); and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes, including those in our disability business; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits including the CMS review and sanctions, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; any ongoing litigation with respect to the ruling of the District Court enjoining the merger and the U.S. Court of Appeals’ decision affirming that ruling; potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement of the ruling enjoining the merger; uncertainty as to litigation with respect to the termination of the merger agreement, the reverse termination fee, declaratory judgments with respect to the foregoing and/or contract and non-contract damages for claims filed against Anthem; the risk that a government entity or court of competent jurisdiction, in any litigation, arbitration or other forum, finds in any binding or non-binding decision that Cigna has not complied, in full or in part, with its obligations under the merger agreement or that Cigna is liable for any breach, willful or otherwise, of the merger agreement; uncertainty as to whether and, if so, when Anthem will pay the reverse termination fee; uncertainty as to litigation with respect to the suit initiated by Anthem against Cigna, including for damages with respect to the transactions contemplated in the merger agreement; competitive responses to the ruling; the inability to retain key personnel; the timing and likelihood of completion of the proposed merger, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals for the proposed merger that could reduce anticipated benefits or cause the parties to abandon the transaction; if the merger is completed, the possibility that the expected synergies and value creation from the proposed merger will not be realized or will not be realized within the expected time period; if the merger is completed, the risk that the businesses of Cigna and Anthem will not be integrated successfully; disruption from the proposed merger making it more difficult to maintain business and operational relationships; the risk that unexpected costs will be incurred; the possibility that the proposed merger does not close, including due to the failure to satisfy the closing conditions; the risk that financing for the proposed merger may not be available on favorable terms, as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC.

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

For further information on our business and strategy, please see Item 1, “Business” in our 2016 Form 10-K.

Summarized below are key measures of our performance by segment for the three months ended March 31, 2017 and 2016:

Financial highlights by segment

	Three Months Ended March 31,
(Dollars in millions, except per share amounts)	2017	2016	% Change
Total revenues	$10,385	$9,884	5%
Operating revenues (1)
Global Health Care	$8,198	$7,884	4%
Global Supplemental Benefits	909	806	13
Group Disability and Life	1,121	1,109	1
Other Operations	116	117	(1)
Corporate	(5)	-	N/M
Consolidated operating revenues	$10,339	$9,916	4%
Shareholders’ net income (1)	$598	$519	15%
Adjusted income (loss) from operations (1)
Global Health Care	$610	$544	12%
Global Supplemental Benefits	74	67	10
Group Disability and Life	68	15	N/M
Other Operations	20	20	-
Corporate	(53)	(45)	(18)
Total adjusted income from operations	$719	$601	20%
Earnings per share (diluted):
Shareholders’ net income (1)	$2.30	$2.00	15%
Adjusted income from operations (1)	$2.77	$2.32	19%

	As of March 31,
	2017	2016
Global medical customers (in thousands)	15,734	15,129	4%

(1) See page 48 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

See Note 1 to the Consolidated Financial Statements for a description of our reporting segments.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 56.

Consolidated results of operations (GAAP basis)

	Three Months Ended March 31,
(In millions)	2017	2016	% Change
Premiums	$8,103	$7,746	5%
Fees and other revenues	1,223	1,201	2
Net investment income	303	272	11
Mail order pharmacy revenues	710	697	2
Consolidated operating revenues	10,339	9,916	4
Net realized investment gains (losses)	46	(32)	244
Total revenues	10,385	9,884	5
Global Health Care medical costs	4,985	4,761	5
Other benefit expenses	1,367	1,368	-
Mail order pharmacy costs	581	574	1
Operating expenses	2,530	2,321	9
Amortization of other acquired intangible assets, net	32	41	(22)
Total benefits and expenses	9,495	9,065	5
Income before income taxes	890	819	9
Income taxes	297	305	(3)
Net income	593	514	15
Less: net (loss) attributable to noncontrolling interests	(5)	(5)	-
Shareholders’ net income	$598	$519	15%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change
	March 31,		Favorable
(In millions)	2017	2016	(Unfavorable)
Shareholders’ net income	$598	$519	15%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(31)	21
Amortization of other acquired intangible assets, net	20	25
Special items:
Long-term care guaranty fund assessment	83	-
Merger-related transaction costs	49	36
Total special items	132	36
Adjusted income from operations	$719	$601	20%

Other key consolidated financial data

	Three Months Ended March 31,		Change Favorable
(In millions)	2017	2016	(Unfavorable)
Earnings per share (diluted):
Shareholders’ net income	$2.30	$2.00	15%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(0.12)	0.08
Amortization of other acquired intangible assets, net	0.08	0.10
Special items:
Long-term care guaranty fund assessment	0.32	-
Merger-related transaction costs	0.19	0.14
Adjusted income from operations	$2.77	$2.32	19%
Effective tax rate	33.4%	37.2%	380	bps

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income increased for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to higher adjusted income from operations and realized investment results, partially offset by the impact of the long-term care guaranty fund assessment charge reported as a special item.

Adjusted income from operations increased for the three months ended March 31, 2017 compared with the same period in 2016 due to higher earnings in each of our ongoing reportable segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These increases were driven primarily by customer growth and increased contributions from specialty businesses in Global Health Care, as well as significantly improved disability claim experience in Group Disability and Life.

Revenues for the three months ended March 31, 2017 increased compared with 2016 primarily due to business growth in Global Health Care and Global Supplemental Benefits.  Components of the revenue increases were as follows:

•

Premiums increased, primarily reflecting customer growth in all of our markets in the Commercial segment and in certain markets in Global Supplemental Benefits, primarily South Korea. Expected decreases in Government segment premiums due to Medicare disenrollment partially offset these increases. See the Health Care Industry Developments starting on page 51 for additional discussion of our Medicare business.

•	Fees and other revenues. The increase was largely the result of growth in our specialty businesses and an increased customer base for our administrative services only business.

•	Net investment income was higher, reflecting growth in average invested assets partially offset by lower yields.

•	Mail order pharmacy revenues. The modest increase primarily reflects price increases and a change in the types of medications being prescribed.

•

Realized investment results increased for the three months ended March 31, 2017 compared with the same period in 2016 due primarily to a gain on the sale of an alternative investment and lower impairment losses.

Global medical customers.  Our medical customer base increased as of March 31, 2017 compared with March 31, 2016, including growth across all of our Commercial market segments, partially offset by the expected disenrollment in our Medicare Advantage business.

Commentary on Other Components of Consolidated Results of Operations

•

Global Health Care medical costs. The increase for the three months ended March 31, 2017 compared with the same period in 2016 was due primarily to customer growth and medical cost inflation, partially offset by favorable prior year reserve development.

•

Other benefit expenses for the three months ended March 31, 2017 were flat compared with the same period in 2016 as improvements in our disability claims experience were offset by customer growth in Global Supplemental Benefits.

•

Mail order pharmacy costs. The modest increase for the three months ended March 31, 2017 compared with the same period in 2016 primarily reflects price increases and a change in the types of medications being prescribed.

•

Operating expenses. The increase for the three months ended March 31, 2017 compared with the same period in 2016 was primarily the result of increases in special items and additional volume-based expenses in Global Health Care. The absence of the health insurance industry tax in 2017 partially offset these increases. See the Health Care Industry Developments starting on page 51 for discussion of the health insurance industry tax.

•

Special items. Special items charges were higher for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to the long-term care guaranty fund assessment. See Note 17 to the Consolidated Financial Statements for additional details about special items.

•

Effective tax rate. The decrease in our effective tax rate for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to the moratorium on the health insurance industry tax in 2017.

Proposed Merger with Anthem, Inc. (“Anthem”)

On July 23, 2015, we entered into a definitive agreement to merge with Anthem, subject to certain terms, conditions and customary operating covenants, with Anthem continuing as the surviving company.  At special shareholders’ meetings in December 2015, Cigna shareholders approved the merger with Anthem and Anthem shareholders voted to approve the issuance of shares of Anthem common stock according to the merger agreement.  Upon closing, our shareholders would receive $103.40 in cash and 0.5152 of a share of Anthem common stock for each common share of the Company.  The closing price of Anthem stock on May 4, 2017 was $179.89.

Consummation of the merger is subject to certain customary conditions, including the receipt of certain necessary governmental and regulatory approvals, and the absence of a legal restraint prohibiting the consummation of the merger.  On July 21, 2016, the U.S. Department of Justice (‘‘DOJ’’) and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the ‘‘District Court’’) seeking to block the merger and, on January 4, 2017, the parties concluded the District Court trial.  On February 8, 2017, the District Court issued an order enjoining the proposed merger.  Anthem appealed this ruling to the U.S. Court of Appeals for the District of Columbia Circuit (the ‘‘Appeals Court’’).  Additionally, Cigna appealed the District Court ruling following the Chancery Court ruling described below.  Oral arguments were heard in the Appeals Court on March 24, 2017.  On April 28, 2017, the Appeals Court affirmed the decision of the District Court. On May 5, 2017, Anthem filed a petition for a writ of certiorari with the United States Supreme Court seeking appeal of the U.S. Court of Appeals decision affirming the District Court’s order enjoining the merger.

On February 14, 2017, Cigna delivered a notice to Anthem terminating the merger agreement and filed suit in the Delaware Court of Chancery (the ‘‘Chancery Court’’) seeking, among other things, declaratory judgment that Cigna’s termination of the merger agreement is lawful and that Anthem does not have the right to extend the merger agreement termination date.  Later that day, Anthem filed a lawsuit in the Chancery Court against us seeking, among other things, a temporary restraining order to enjoin Cigna from terminating the merger agreement, specific performance and damages, and, on February 15, 2017, the Chancery Court issued an order temporarily enjoining us from terminating the merger agreement.  This order will be subject to further review at a preliminary injunction hearing currently scheduled for May 8, 2017.

See Note 3 to the Consolidated Financial Statements for additional details.  In addition, see Item 1A. – Risk Factors in our 2016 Form 10-K for risks to our business due to the proposed merger.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2016 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (“the Health Care Reform Act” or “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare and Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of March 31, 2017.

Item	Description

Medicare Advantage (“MA”)

CMS sanctions:  As further discussed in Note 16(E) to the Consolidated Financial Statements,  in January 2016, CMS imposed sanctions that required us to suspend certain enrollment and marketing activities on our Medicare Advantage-Prescription Drug and Medicare Part D Plans. We are working towards having these sanctions lifted in time to participate in the 2018 annual enrollment period.

For the three months ended March 31, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment, and management expects that trend to continue for the remainder of 2017.  However, management anticipates that full-year 2017 shareholders’ net income will not be materially affected because we expect the margin impact of the revenue loss to be offset by 2017 remediation costs that are significantly lower than the $100 million after-tax amount reported in 2016 and other operational efficiencies to improve 2017 results. The impact of disenrollment was not material to 2016 consolidated revenues and earnings.

Medicare Star Quality Ratings (“Star Ratings”): During 2016, CMS took actions related to our Star Ratings scheduled to take effect in 2018. These actions are discussed further in Note 16(E) to the Consolidated Financial Statements.

We are working to mitigate the impact these Star Ratings could have on our offerings in 2018.  If we are unsuccessful in restoring at least some of the Star Ratings, modifying our product offerings or implementing operational efficiencies in the Government business, the effect could be material to shareholders’ net income in 2018. There is no financial impact in 2017 because these ratings apply to plans for the 2018 payment year.

2018 MA Rates: Final MA reimbursement rates for 2018 were published by CMS in April 2017.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2018.

Health Care Reform Act Taxes and Fees Industry Tax

Health Insurance Industry Tax:  From 2014-2016, this non-deductible tax was levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to the U.S. health insurance industry total.  In December 2015, federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018 under the currently enacted legislation.  The amount of the tax was approximately $310 million in 2016, and we recognized approximately $80 million in operating expenses for the three months ended March 31, 2016.  Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate in 2016.

Our pricing actions in 2017 reflected the moratorium on the industry tax, whereas in 2016 we included this tax in our premium rates (primarily for Commercial business).  Given the current health care legislative proposals being discussed by the federal government, the future of this industry tax remains uncertain beyond 2017.

Reinsurance Fee

Reinsurance Fee:  This fee was applicable only for 2014-2016.  For our insured business, the amount of the fee was approximately $45 million in 2016, and we recognized approximately $10 million for the three months ended March 31, 2016.

Item	Description

Public Health Exchanges

Public Health Exchanges:  For 2017, we offer individual coverage on seven public health insurance exchanges in the following states: Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia.

Risk Mitigation Programs

See Note 2(K) to the Consolidated Financial Statements in our 2016 Form 10-K for a description of these programs that commenced in 2014 and our related accounting policy.  The risk corridor and reinsurance programs ended as of December 31, 2016.

The following table presents the after-tax impact to shareholders’ net income of these programs for the three months ended March 31, 2017 and 2016 and our net receivable balances as of March 31, 2017 and December 31, 2016.

	Net Receivable (Payable) Balance (2)		After-tax Impact on Shareholders’ Net Income
			Three Months Ended
	March 31,	December 31,	March 31,
(In millions)	2017	2016	2017	2016
Risk Corridor (1)
Risk corridor (gross)	$124	$124	$-	$(4)
Risk corridor allowance	(124)	(124)	-	-
Net risk corridor	-	-	-	(4)
Reinsurance	39	63	(4)	2
Risk Adjustment	(31)	1	(18)	(3)
Total	$8	$64	$(22)	$(5)

(1) See discussion below of the risk corridor balance.

(2) For the reinsurance program, receivables are reported in reinsurance recoverables.  Receivables, net of allowances, for the risk adjustment and risk corridor programs are reported in premiums, accounts and notes receivable.  Payables for the risk adjustment program of $112 million as of March 31, 2017 and $51 million as of December 31, 2016 are netted in the balance presented above, but are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

See the MD&A in our 2016 Form 10-K for discussion of our decision to record an allowance for the balance of our risk corridor receivable.  As of March 31, 2017, we continue to carry an allowance on our risk corridor receivable based on the current status of court decisions.  However, we continue to believe that the government has a binding obligation to satisfy the risk corridor receivable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We maintain liquidity at two levels:  the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•                  medical costs and benefit payments to policyholders; and

•                  operating expense requirements, primarily for employee compensation and benefits, information technology and facilities costs; and

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2017	2016
Operating activities (1)	$1,579	$921
Investing activities (1)	$(117)	$(360)
Financing activities	$(515)	$(146)

(1) As required in adopting Accounting Standards Update (“ASU”) 2016-15, we retrospectively reclassified $27 million of cash distributions from partnership earnings from investing to operating activities for the first quarter of 2016.  The comparable amount reported in operating activities in 2017 was $45 million.  See Note 2 to the Consolidated Financial Statements for further discussion.

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

Operating activities

Cash provided by operating activities increased for the three months ended March 31, 2017 compared with the same period in 2016, primarily driven by early receipt of the April monthly payment from CMS of approximately $730 million for our Medicare Advantage and Part D businesses, partially offset by a voluntary pension contribution of $150 million.

Investing activities

Cash used in investing activities decreased for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to higher proceeds from sales and maturities of short-term investments.

Financing activities

Cash used in financing activities increased for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to repayment of long-term debt and higher share repurchases.

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

Through May 4, 2017, we had repurchased 2.3 million shares for approximately $340 million.  The total remaining share repurchase authorization as of May 4, 2017 was $3.4 billion, and we are limited to a repurchase pace of $250 million per quarter, consistent with the merger agreement limitations.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Interest expense	$62	$63

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

At March 31, 2017, there was $2.7 billion in cash and marketable investments available at the parent company level.  For the remainder of 2017, the parent company’s cash obligations are approximately $190 million, primarily for interest payments.  We repaid $250 million of long-term debt and made a voluntary pension contribution of $150 million in first quarter of 2017.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2016 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of March 31, 2017, the parent company had approximately $162 million of net intercompany loans payable to its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion, subject to the maximum debt leverage covenant in the credit agreement.  As of March 31, 2017, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $10.5 billion within the maximum debt leverage covenant in the credit agreement described in Note 5 to the Consolidated Financial Statements, in addition to the $4.8 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

The state of Illinois is operating without a budget for its second fiscal year.  It is unclear when or if the state’s budget difficulties will be resolved.  These budget difficulties have contributed to the state of Illinois being delinquent in processing payments for premiums and fees. At March 31, 2017, the total amount due was approximately $90 million.  We continue to monitor our receivable balances and work with the state on the timing of payments.

Overseas earnings.  We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  As of March 31, 2017, undistributed earnings were approximately $2.7 billion.  These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  Approximately $290 million of cash and cash equivalents held overseas as of March 31, 2017 would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates, if repatriated.  We continue to expect most of the undistributed earnings and future earnings to be reinvested to support growth initiatives overseas.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  During the three months ended March 31, 2017, there were no material changes to the contractual obligations reported in the Company’s 2016 Form 10-K.

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2016 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2016 Form 10-K.  As of March 31, 2017, there are no significant changes to the critical accounting estimates from what was reported in our 2016 Form 10-K.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  In these segment discussions, we present “operating revenues,” defined as total revenues excluding realized investment results and “adjusted income from operations,” defined as shareholders’ net income (loss) excluding after-tax realized investment results, net amortization of other acquired intangible assets and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present “adjusted margin,” defined as adjusted income from operations divided by operating revenues.

See the MD&A Executive Overview beginning on page 47 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction on page 56, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•      customer growth;

•      sales of specialty products;

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

Global Health Care segment financial summary	Three Months Ended March 31,		Change
			Favorable
(In millions)	2017	2016	(Unfavorable)
Operating revenues	$8,198	$7,884	4%
Adjusted income from operations	$610	$544	12%
Adjusted margin	7.4%	6.9%	50bps
Medical Care Ratios:
Commercial	77.6%	75.8%	(180)bps
Government	85.9%	86.2%	30bps
Consolidated Global Health Care	80.3%	80.0%	(30)bps
Operating expense ratio	20.5%	21.0%	50bps

	As of March 31,
(In thousands)	2017	2016	% Change
Customers:
Total commercial risk	2,927	2,510	17%
Total government	502	615	(18)
Total risk	3,429	3,125	10
Service	12,305	12,004	3
Total medical customers	15,734	15,129	4%

	As of
(In millions)	March 31, 2017	December 31, 2016	% Change
Global Health Care medical costs payable	$2,770	$2,532	9%

Adjusted income from operations for the three months ended March 31, 2017 included favorable prior year reserve development of $61 million, compared with $14 million for the same period in 2016.  In addition, the increase also reflected growth in our Commercial segment including increased contributions from our specialty products and higher margins in our U.S. Individual business, partially offset by lower customer volumes in our Government business.

Operating revenues.  The increase for the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to customer growth in our Commercial risk business, partially offset by lower customer volumes in our Government segment.

Medical care ratios.  For the three months ended March 31, 2017 compared with the same period in 2016, the Commercial medical care ratio increased, reflecting the moratorium on the health insurance industry tax.

For the three months ended March 31, 2017 compared with the same period in 2016, the Government medical care ratio decreased, reflecting more favorable prior year reserve development partially offset by unfavorable 2017 claim experience.

Operating expense ratio.  The operating expense ratio decreased for the three months ended March 31, 2017, compared to the same period in 2016, primarily reflecting the moratorium on the health insurance industry tax.

Other Items Affecting Health Care Results

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•      is covered under an insurance policy, managed care arrangement, or service agreement issued by us;

•      has access to our provider network for covered services under their medical plan; or

•      has medical claims and services that are administered by us.

Our medical customer base as of March 31, 2017 was higher than the same period in 2016, primarily driven by growth across all market segments in our Commercial businesses, partially offset by declines in our Medicare Advantage business.

Global Health Care Medical Costs Payable

Medical costs payable was higher at March 31, 2017 compared to December 31, 2016, primarily due to customer growth and seasonality in our commercial risk and stop loss products.  (See Note 6 to the Consolidated Financial Statements for additional information.)

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 56, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

Global Supplemental Benefits segment financial summary	Three Months Ended
	March 31,		Change
(In millions)	2017	2016	Favorable (Unfavorable)
Operating revenues	$909	$806	13%
Adjusted income from operations	$74	$67	10%
Operating revenues, using 2017 currency exchange rates	$909	$818	11%
Adjusted income from operations, using 2017 currency exchange rates	$74	$69	7%
Adjusted margin	8.1%	8.3%	(20)bps
Loss ratio	58.4%	56.2%	(220)bps
Acquisition cost ratio	17.2%	18.4%	120bps
Expense ratio (excluding acquisition costs)	17.2%	18.2%	100bps

Adjusted income from operations.  Results for the three months ended March 31, 2017 increased compared with the same period in 2016 reflecting business growth, primarily in South Korea.  Lower acquisition and operating cost ratios also contributed to the favorable results, partially offset by higher claims in the U.S.

Operating revenues increased for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to business growth, particularly in South Korea and the U.S.  The impact of foreign currency movements also modestly contributed to the favorable results.

The segment’s loss ratio increased for the three months ended March 31, 2017 compared with the same period in 2016, primarily due to higher claims in the U.S. and a change in business mix toward products with higher loss ratios, primarily in South Korea and the U.S., partially offset by favorable claims experience in South Korea.

The acquisition cost ratio decreased for the three months ended March 31, 2017 due to lower spending in certain markets and a shift toward higher premium markets with lower acquisition costs, primarily in South Korea and the U.S.

Operating expense ratio.  The operating expense ratio (excluding acquisition costs) decreased for the three months ended March 31, 2017 compared with the same period in 2016 reflecting strong operating expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s operating revenues and 95% of the segment’s adjusted income from operations for the three months ended March 31, 2017.  For the three months ended March 31, 2017, our Global Supplemental Benefits segment operations in South Korea represented 4% of our total consolidated operating revenues and 10% of consolidated adjusted income from operations.

As a global company, our business is exposed to risks inherent in foreign operations.  While we continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union, the political unrest in Turkey and tensions in the Korean Peninsula, we do not expect these events to materially impact the results of the Global Supplemental Benefits segment in 2017 or 2018.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 56, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•                 premium growth, including new business and customer retention;

•                 net investment income;

•                 benefit expenses as a percentage of premiums (loss ratio); and

•                 operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

Group Disability and Life segment financial summary	Three Months Ended
	March 31,		Change
(In millions)	2017	2016	Favorable (Unfavorable)
Operating revenues	$1,121	$1,109	1%
Adjusted income from operations	$68	$15	N/M
Adjusted margin	6.1%	1.4%	N/M
Loss ratio	78.2%	85.4%	N/M
Expense ratio	22.7%	22.4%	(30)bps

Adjusted income from operations.  Results for the three months ended March 31, 2017 increased compared with the same period in 2016.  We implemented modifications to our disability claims management process in the first quarter of 2016 that temporarily extended the claims processing cycle and significantly lowered our claim resolution rate.  As our modified claims management process has matured in recent periods, we have seen our claim resolution rate improve, driving comparably favorable disability results.  Earnings in the period also reflected favorable life claims experience and higher investment income compared with the same period in 2016.

Operating revenues increased compared with the same period in 2016 due primarily to higher investment income driven by higher average assets and higher yields.

The segment’s loss ratio decreased compared with the same period in 2016 due to improvement in the disability claim resolution rate as noted above, lower disability new claim incidence and favorable life results.

Operating expense ratio.  The operating expense ratio increased slightly compared with the same period in 2016 due to higher selling expenses.

Other Operations

As described in the Segment Reporting introduction on page 56, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

Other Operations segment financial summary	Three Months Ended
	March 31,		Change
(In millions)	2017	2016	Favorable (Unfavorable)
Operating revenues	$116	$117	(1)%
Adjusted income from operations	$20	$20	-%
Adjusted margin	17.2%	17.1%	10bps

Adjusted income from operations was flat for the three months ended March 31, 2017 compared with the same period in 2016.

Operating revenues decreased for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to lower investment income yields partially offset by lower ceded premiums.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options, excess tax benefits on stock compensation, expense associated with our frozen pension plans and certain overhead and project costs.

Corporate financial summary	Three Months Ended
	March 31,
(In millions)	2017	2016	% Change
Adjusted (loss) from operations	$(53)	$(45)	(18)%

Corporate’s adjusted loss from operations was higher for the three months ended March 31, 2017 compared with the same period in 2016, mainly due to higher operating expenses partially offset by higher net investment income.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of March 31, 2017 and December 31, 2016.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	March 31,	December 31,
(In millions)	2017	2016
Fixed maturities	$21,734	$20,961
Equity securities	574	583
Commercial mortgage loans	1,752	1,666
Policy loans	1,431	1,452
Other long-term investments	1,465	1,462
Short-term investments	303	691
Total investment assets	$27,259	$26,815

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 9 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer and maturity dates is included in Note 10 to these Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(In millions)	2017	2016
Federal government and agency	$897	$877
State and local government	1,419	1,435
Foreign government	2,312	2,113
Corporate	16,627	16,050
Mortgage and other asset-backed	479	486
Total fixed maturities	$21,734	$20,961

The fixed maturity portfolio increased during the three months ended March 31, 2017, reflecting an increase in investable funds.  As of March 31, 2017, $19.3 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.4 billion were below investment grade.  The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, is diversified by issuer and geography with no single exposure greater than $30 million as of March 31, 2017.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of March 31, 2017.  These investments are concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also include $221 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

Corporate.  As of March 31, 2017, corporate fixed maturities included the following:

•               Private placement investments were $5.4 billion.  These investments are generally less marketable than publicly-traded bonds, however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•               Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $379 million.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.

•               Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $13 million.  These investments have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $40 million.

•               Retail sector fixed maturity investments were approximately $450 million as of March 31, 2017 with gross unrealized losses of $5 million.  These investments have an average quality rating of Baa1 and are diversified across approximately 50 issuers with no single exposure exceeding $35 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity has an investment portfolio of approximately $3.9 billion that is primarily invested in local Chinese corporate and government fixed maturities and has no investments with a material unrealized loss as of March 31, 2017.

Equity Securities

Approximately $400 million in equity securities are invested in an exchange traded fund (“ETF”) as part of a temporary program to invest available funds in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and there is a gross unrealized loss of $4 million as of March 31, 2017 due to an increase in market yields since purchase.

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

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2016.  For a discussion of the results of this review and changes in key loan metrics, see Note 10 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  We have $138 million of commercial mortgage loans in the retail sector for various shopping centers in the U.S.  Loan to value ratio for these loans was 53%, and the debt service coverage ratio was 1.94. All of these loans are current.

The $1.8 billion commercial mortgage loan portfolio consists of approximately 65 loans, including one impaired loan with a carrying value of $6 million, net of a $3 million reserve, that is classified as a problem loan.  We have $138 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2017 or 2016.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2017			December 31, 2016
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$55	$(10)	$45	$70	$(9)	$61
Problem commercial mortgage loans	9	(3)	6	26	(5)	21
Foreclosed real estate	48	-	48	49	-	49
Total problem investments	$112	$(13)	$99	$145	$(14)	$131

Potential problem bonds	$15	$(8)	$7	$12	$(7)	$5
Potential problem commercial mortgage loans	-	-	-	-	-	-
Total potential problem investments	$15	$(8)	$7	$12	$(7)	$5

Problem and potential problem investments decreased by $30 million from December 31, 2016 due primarily to payoffs and paydowns of problem bonds and mortgage loans and new impairments on problem bonds.

Investment Outlook

Although financial markets in the United States remained stable during the first quarter, we continue to closely monitor global macroeconomic trends and the potential impact to our investment portfolio.  Recently, the retail sector of the U.S. economy has shown some weakness and that trend is expected to continue.  See the fixed maturities and commercial mortgage loan sections for further information on our investments in that sector. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2016 Form 10-K.  As of March 31, 2017, there are no material changes in our risk exposures from that reported in our 2016 Form 10-K.

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

Item 1A.           RISK FACTORS

Cigna’s Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed description of its risk factors.

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2017	333	$ 134.72	-	$ 725,000,122
February 1-28, 2017	1,281,243	$ 147.15	999,855	$ 3,611,474,335
March 1-31, 2017	718,453	$ 150.79	680,900	$ 3,508,792,842
Total	2,000,029	$ 148.46	1,680,755	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 333 shares in January, 281,388 shares in February and 37,553 shares in March 2017.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  From April 1, 2017 through May 4, 2017, the Company repurchased 0.6 million shares for approximately $90 million.  In February 2017, the Board increased repurchase authority to $3.7 billion. The remaining share repurchase authorization under the program was $3.4 billion as of May 4, 2017, and the Company is limited to a repurchase pace of $250 million per quarter, consistent with the merger agreement.

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

Cigna Corporation

Date:	May 5, 2017
By:	/s/ Thomas A. McCarthy

Thomas A. McCarthy
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1*	Cigna Long-Term Incentive Plan as amended and restated effective as of April 26, 2017	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed May 1, 2017 and incorporated herein by reference.
10.2*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.3*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.5*	Cigna Stock Unit Plan as amended and restated effective February 22, 2017	Filed herewith.
10.6*	Form of Cigna Stock Unit Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

*Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

E-1