Form 10-Q
period 2017-06-30
CIGNA CORP
filed 2017-08-04
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 21, 2017, 251,778,121 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Premiums	$8,010	$7,654	$16,113	$15,400
Fees and other revenues	1,192	1,197	2,415	2,398
Net investment income	308	294	611	566
Mail order pharmacy revenues	757	748	1,467	1,445
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(2)	(3)	(9)	(30)
Other realized investment gains, net	53	70	106	65
Net realized investment gains	51	67	97	35
TOTAL REVENUES	10,318	9,960	20,703	19,844
Benefits and Expenses:
Global Health Care medical costs	4,924	4,777	9,909	9,538
Other benefit expenses	1,335	1,414	2,702	2,782
Mail order pharmacy costs	626	630	1,207	1,204
Other operating expenses	2,271	2,289	4,801	4,610
Amortization of other acquired intangible assets, net	28	37	60	78
TOTAL BENEFITS AND EXPENSES	9,184	9,147	18,679	18,212
Income before Income Taxes	1,134	813	2,024	1,632
Income taxes (benefits):
Current	304	338	590	632
Deferred	20	(28)	31	(17)
TOTAL INCOME TAXES	324	310	621	615
Net Income	810	503	1,403	1,017
Less: Net (Loss) Attributable to Noncontrolling Interests	(3)	(7)	(8)	(12)
SHAREHOLDERS’ NET INCOME	$813	$510	$1,411	$1,029
Shareholders’ Net Income Per Share:
Basic	$3.20	$2.00	$5.54	$4.03
Diluted	$3.15	$1.97	$5.45	$3.97
Dividends Declared Per Share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
(In millions)	2017	2016	2017	2016
Shareholders’ net income	$813	$510	$1,411	$1,029
Shareholders’ other comprehensive income, net of tax:
Net unrealized appreciation, securities	67	177	74	350
Net unrealized (depreciation), derivatives	-	(1)	(3)	(4)
Net translation of foreign currencies	27	(40)	139	41
Postretirement benefits liability adjustment	12	8	26	19
Shareholders’ other comprehensive income, net of tax	106	144	236	406
Shareholders’ comprehensive income	919	654	1,647	1,435
Comprehensive income (loss) attributable to noncontrolling interests:
Net (loss) attributable to redeemable noncontrolling interests	(1)	(2)	(3)	(3)
Net (loss) attributable to other noncontrolling interests	(2)	(5)	(5)	(9)
Other comprehensive income (loss) attributable to redeemable noncontrolling interests	2	(1)	-	2
Total comprehensive (loss) attributable to noncontrolling interests	(1)	(8)	(8)	(10)
TOTAL COMPREHENSIVE INCOME	$918	$646	$1,639	$1,425

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	June 30,	December 31,
(In millions, except per share amounts)	2017	2016
Assets:
Investments:
Fixed maturities, at fair value (amortized cost, $21,222; $19,942)	$22,513	$20,961
Equity securities, at fair value (cost, $636; $583)	635	583
Commercial mortgage loans	1,741	1,666
Policy loans	1,442	1,452
Other long-term investments	1,463	1,462
Short-term investments	138	691
Total investments	27,932	26,815
Cash and cash equivalents	3,611	3,185
Premiums, accounts and notes receivable, net	3,419	3,077
Reinsurance recoverables	6,302	6,478
Deferred policy acquisition costs	2,011	1,818
Property and equipment	1,509	1,536
Deferred tax assets, net	199	304
Goodwill	6,000	5,980
Other assets, including other intangibles	2,287	2,227
Separate account assets	8,468	7,940
TOTAL ASSETS	$61,738	$59,360
Liabilities:
Contractholder deposit funds	$8,350	$8,458
Future policy benefits	9,883	9,648
Unpaid claims and claim expenses	5,039	4,917
Global Health Care medical costs payable	2,848	2,532
Unearned premiums	1,181	634
Total insurance and contractholder liabilities	27,301	26,189
Accounts payable, accrued expenses and other liabilities	6,601	6,414
Short-term debt	141	276
Long-term debt	4,622	4,756
Separate account liabilities	8,468	7,940
TOTAL LIABILITIES	47,133	45,575
Contingencies — Note 16
Redeemable noncontrolling interests	58	58
Shareholders’ Equity:
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,922	2,892
Accumulated other comprehensive (loss)	(1,146)	(1,382)
Retained earnings	15,102	13,855
Less treasury stock, at cost	(2,406)	(1,716)
TOTAL SHAREHOLDERS’ EQUITY	14,546	13,723
Other noncontrolling interests	1	4
Total equity	14,547	13,727
Total liabilities and equity	$61,738	$59,360
SHAREHOLDERS’ EQUITY PER SHARE	$57.53	$53.42

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the three months ended June 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at April 1, 2017	$74	$2,912	$(1,252)	$14,356	$(1,864)	$14,226	$3	$14,229	$56
Effect of issuing stock for employee benefit plans		10		(67)	150	93		93
Other comprehensive income			106			106		106	2
Net income (loss)				813		813	(2)	811	(1)
Repurchase of common stock					(692)	(692)		(692)
Other transactions impacting noncontrolling interests		-				-		-	1
BALANCE AT JUNE 30, 2017	$74	$2,922	$(1,146)	$15,102	$(2,406)	$14,546	$1	$14,547	$58

For the three months ended June 30, 2016
Balance at April 1, 2016	$74	$2,874	$(988)	$12,541	$(1,826)	$12,675	$9	$12,684	$73
Effect of issuing stock for employee benefit plans		10		(5)	27	32		32
Other comprehensive income (loss)			144			144		144	(1)
Net income (loss)				510		510	(5)	505	(2)
Other transactions impacting noncontrolling interests		(5)				(5)	4	(1)	1
BALANCE AT JUNE 30, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other non-		Non-
For the six months ended June 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests
Balance at January 1, 2017	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Effect of issuing stock for employee benefit plans		33		(154)	252	131		131
Other comprehensive income			236			236		236	-
Net income (loss)				1,411		1,411	(5)	1,406	(3)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(942)	(942)		(942)
Other transactions impacting noncontrolling interests		(3)				(3)	2	(1)	3
BALANCE AT JUNE 30, 2017	$74	$2,922	$(1,146)	$15,102	$(2,406)	$14,546	$1	$14,547	$58

For the six months ended June 30, 2016
(In millions)
Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		31		(94)	80	17		17
Other comprehensive income			406			406		406	2
Net income (loss)				1,029		1,029	(9)	1,020	(3)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(11)				(11)	8	(3)	3
BALANCE AT JUNE 30, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$1,403	$1,017
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	286	310
Realized investment (gains)	(97)	(35)
Deferred income taxes (benefits)	31	(17)
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(222)	(520)
Reinsurance recoverables	64	(4)
Deferred policy acquisition costs	(137)	(123)
Other assets	(71)	(83)
Insurance liabilities	973	607
Accounts payable, accrued expenses and other liabilities	(159)	(58)
Current income taxes	83	54
Distributions from partnership investments (1)	74	71
Other, net	48	48
NET CASH PROVIDED BY OPERATING ACTIVITIES (1)	2,276	1,267
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	930	712
Investment maturities and repayments:
Fixed maturities and equity securities	945	738
Commercial mortgage loans	118	69
Other sales, maturities and repayments (primarily short-term and other long-term investments) (1)	1,059	285
Investments purchased or originated:
Fixed maturities and equity securities	(2,938)	(1,701)
Commercial mortgage loans	(194)	(16)
Other (primarily short-term and other long-term investments)	(444)	(401)
Property and equipment purchases	(194)	(254)
Acquisitions, net of cash acquired	(14)	(4)
NET CASH (USED IN) INVESTING ACTIVITIES (1)	(732)	(572)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	686	779
Withdrawals and benefit payments from contractholder deposit funds	(733)	(703)
Net change in short-term debt	(14)	(111)
Repayment of long-term debt	(250)	-
Repurchase of common stock	(895)	(139)
Issuance of common stock	76	14
Other, net	(13)	(63)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,143)	(223)
Effect of foreign currency rate changes on cash and cash equivalents	25	14
Net increase in cash and cash equivalents	426	486
Cash and cash equivalents, January 1,	3,185	1,968
Cash and cash equivalents, June 30,	$3,611	$2,454
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$504	$579
Interest paid	$123	$122

(1) As required in adopting Accounting Standard Update (“ASU”) 2016-15, the Company retrospectively reclassified $71 million of cash distributions from partnership earnings from investing to operating activities for the six months ended June 30, 2016.  The comparable amount reported in operating activities in 2017 was $74 million.  See Note 2 for further discussion.

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s newly evolved strategy is to “Go Deeper”, “Go Local” and “Go Beyond” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our insurance and other subsidiaries.  The majority of these products are offered through employers and other groups (e.g. governmental and non-governmental organizations, unions and associations).  Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the U.S. and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations.

The financial results of the Company’s businesses are reported in the following segments:

Global Health Care aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment:

•

The Commercial operating segment (“Commercial segment”) encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups and individuals. Products and services include medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.

•	The Government operating segment (“Government segment”) offers Medicare Advantage and Medicare Part D plans to seniors. This segment also offers Medicaid plans in selected markets.

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

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and related excess tax benefits, expense associated with frozen pension plans and certain costs for corporate projects, including overhead.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2016 Annual Report on Form 10-K (“2016 Form 10-K”).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.

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

Early adopted as of December 31, 2016

Effects of adoption:  using the nature of distribution approach, the Company reported $74 million of cash receipts related to distributions from partnership earnings in operating activities for the six months ended June 30, 2017.  The Company reclassified $71 million of cash receipts for the six months ended June 30, 2016 from investing to operating activities in the Consolidated Statements of Cash Flows.

Recently Issued Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted
Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) Required as of January 1, 2018

Requires employers to separate the service cost component from the other components of net benefit cost.  Under the new guidance, only service cost is eligible for capitalization (as either deferred policy acquisition costs or capitalized software).  This change in the capitalization rule is to be applied prospectively upon adoption.  In addition, income statement captions used for each component of net benefit cost must be disclosed.

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

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) Required as of January 1, 2018

Requires:

• Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

• Cumulative effect adjustment to the beginning balance of retained earnings at adoption

Expected effects:

• Certain limited partnership interests carried at cost of $230 million as of June 30, 2017 will be reported at fair value at adoption

• An increase to retained earnings of approximately $50 million, after-tax, if implemented as of June 30, 2017.  Actual cumulative effect adjustment will depend on investments held and market conditions at adoption.

Revenue from Contracts with Customers (ASU 2014-09 and related amendments) Required as of January 1, 2018

Requires:

• Companies to estimate and allocate the expected customer contract revenues among distinct goods or services based on relative standalone selling prices

• Revenues to be recognized as goods or services are delivered

• New disclosures including the presentation of relevant categories of revenues and information about related contract assets and liabilities

• Adoption through retrospective restatement with or without using certain practical expedients or adoption with a cumulative effect adjustment

Expected effects:

• Applies to the Company’s non-insurance, administrative service and mail order pharmacy contracts but does not apply to certain contracts within the scope of other GAAP, such as the Company's insurance and investment contracts accounted for under ASC 944

• The Company expects to adopt the new guidance through retrospective restatement

• The Company does not expect the adoption of the new guidance to have a material impact to its pattern of revenue recognition or net income.  Adoption of this new guidance could result in reclassifications within the Consolidated Statements of Income.

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

Note 3 – Mergers and Acquisitions

Termination of Proposed Merger with Anthem, Inc. (“Anthem”)

On May 12, 2017, Cigna announced that the merger agreement between the Company and Anthem had been terminated.  See Note 16 for discussion of ongoing litigation related to the termination of the merger agreement.

The following table presents merger-related costs incurred by the Company for the three months and six months ended June 30, 2017 and 2016.  Merger-related costs primarily consist of fees for legal, advisory and other professional services.  In addition, because the merger was not consummated, certain merger-related costs that were previously not deductible for federal income tax purposes became deductible.  The Company recognized an incremental tax benefit for these newly deductible costs in the second quarter of 2017 as presented below.

	Three Months Ended
	June 30, 2017		June 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Merger-related transaction costs	$16	$12	$34	$26
Tax (benefit) - previously non-deductible costs	-	(59)	-	-
Merger-related transaction costs (benefits), net	$16	$(47)	$34	$26

	Six Months Ended
	June 30, 2017		June 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Merger-related transaction costs	$79	$61	$74	$62
Tax (benefit) - previously non-deductible costs	-	(59)	-	-
Merger-related transaction costs, net	$79	$2	$74	$62

Acquisitions

The Company completed certain acquisitions during 2017, the results of which were not material to its results of operations, liquidity or financial condition.

Note 4 – Earnings Per Share

Basic and diluted earnings per share (“EPS”) were computed as follows:

	Three Months Ended
	June 30, 2017			June 30, 2016
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$813		$813	$510		$510
Shares:
Weighted average	254,087		254,087	255,381		255,381
Common stock equivalents		3,974	3,974		4,119	4,119
Total shares	254,087	3,974	258,061	255,381	4,119	259,500
EPS	$3.20	$(0.05)	$3.15	$2.00	$(0.03)	$1.97

	Six Months Ended
	June 30, 2017			June 30, 2016
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,411		$1,411	$1,029		$1,029
Shares:
Weighted average	254,879		254,879	255,101		255,101
Common stock equivalents		4,034	4,034		4,372	4,372
Total shares	254,879	4,034	258,913	255,101	4,372	259,473
EPS	$5.54	$(0.09)	$5.45	$4.03	$(0.06)	$3.97

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2017 and 2016 because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Anti-dilutive options	1.2	2.6	1.9	2.0

The Company held 43,286,059 shares of common stock in Treasury as of June 30, 2017, and 39,587,801 shares as of June 30, 2016.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	June 30,	December 31,
(In millions)	2017	2016
Short-term:
Current maturities of long-term debt	$131	$250
Other, including capital leases	10	26
Total short-term debt	$141	$276
Long-term:
$131 million, 6.35% Notes due 2018	$-	$131
$250 million, 4.375% Notes due 2020 (1)	252	252
$300 million, 5.125% Notes due 2020 (1)	302	301
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	302	302
$750 million, 4% Notes due 2022	744	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	894	893
$300 million, 7.875% Debentures due 2027	299	299
$83 million, 8.3% Step Down Notes due 2033	82	82
$500 million, 6.15% Notes due 2036	498	498
$300 million, 5.875% Notes due 2041	296	296
$750 million, 5.375% Notes due 2042	743	743
Other, including capital leases	15	20
Total long-term debt	$4,622	$4,756

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.  See Note 11 for further information about the Company’s interest rate risk management and these derivative instruments.

The Company repaid $250 million of long-term notes that matured in the first quarter of 2017.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks in varying amounts.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio — total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) — to be greater than 0.50.  The leverage ratio calculation excludes the following items that are included in accumulated other comprehensive loss on the Company’s consolidated balance sheets: net unrealized appreciation on fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension.

In addition to the $4.8 billion of debt outstanding as of June 30, 2017, the Company had $10.7 billion of borrowing capacity within the maximum debt coverage covenant in the credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of June 30, 2017 totaled $13 million.

The Company was in compliance with its debt covenants as of June 30, 2017.

Note 6 — Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.  See Note 7 to the Consolidated Financial Statements in the Company’s 2016 Form 10-K for further information about the assumptions and estimates used to establish this liability.

Activity in medical costs payable was as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$2,770	$2,646	$2,532	$2,355
Less: Reinsurance and other amounts recoverable	256	207	275	243
Beginning balance, net	2,514	2,439	2,257	2,112
Incurred costs related to:
Current year	4,986	4,796	10,147	9,621
Prior years	(62)	(19)	(238)	(83)
Total incurred	4,924	4,777	9,909	9,538
Paid costs related to:
Current year	4,674	4,595	7,893	7,580
Prior years	175	252	1,684	1,701
Total paid	4,849	4,847	9,577	9,281
Ending balance, net	2,589	2,369	2,589	2,369
Add: Reinsurance and other amounts recoverable	259	208	259	208
Ending balance	$2,848	$2,577	$2,848	$2,577

Reinsurance and other amounts recoverable includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.7 billion at June 30, 2017 and $2.4 billion at June 30, 2016.  The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the periods ended June 30, incurred costs related to prior years were attributable to the following factors:

	Three Months Ended
(Dollars in millions)	June 30, 2017		June 30, 2016
	$	%(1)	$	%(2)
Actual completion factors	$30	0.2%	$12	0.1%
Medical cost trend	23	0.1	-	-
Other (3)	9	-	7	-
Total favorable (unfavorable) variance	$62	0.3%	$19	0.1%

	Six Months Ended
(Dollars in millions)	June 30, 2017		June 30, 2016
	$	%(1)	$	%(2)
Actual completion factors	$108	0.6%	$63	0.3%
Medical cost trend	121	0.6	28	0.1
Other (3)	9	-	(8)	-
Total favorable (unfavorable) variance	$238	1.2%	$83	0.4%

(1) Percentage of current year incurred costs as reported for the year ended December 31, 2016.

(2) Percentage of current year incurred costs as reported for the year ended December 31, 2015.

(3) Other amounts in 2017 primarily related to an increase in the 2016 reinsurance reimbursement rate from the Centers for Medicare and Medicaid Services (“CMS”) under the Patient Protection and Affordable Care Act (the “Health Care Reform Act”).  Other amounts in 2016 primarily related to increased medical costs in the Government segment resulting from additional provider risk sharing.

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

The net impact of prior year development on shareholders’ net income was a $36 million increase for the three months and a $97 million increase for the six months ended June 30, 2017.  The net impact of prior year development for the three months and six months ended June 30, 2016 was not significant.  Favorable prior year development for the three months and six months ended June 30, 2017 was attributed almost equally between medical cost trend and completion factors, resulting from lower than expected utilization of medical services.

Note 7 – Liabilities for Unpaid Claims and Claim Expenses

The following information relates to the Company’s unpaid claims and claim expense liabilities that are related to short-duration insurance contracts.  See Note 8 to the Consolidated Financial Statements in the Company’s 2016 Form 10-K for further information about the assumptions and estimates used to establish this liability.

The liability for unpaid claims and claim expenses by segment as of June 30  is as follows:

(In millions)	June 30, 2017	June 30, 2016
Group Disability and Life	$4,400	$4,245
Global Supplemental Benefits	452	373
Other Operations	187	213
Unpaid claims and claim expenses	$5,039	$4,831

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

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Beginning balance	$4,809	$4,513	$4,726	$4,359
Less: Reinsurance	123	115	121	115
Beginning balance, net	4,686	4,398	4,605	4,244
Incurred claims related to:
Current year	1,076	1,124	2,224	2,112
Prior years:
Interest accretion	40	42	83	85
All other incurred	(7)	(19)	(71)	86
Total incurred	1,109	1,147	2,236	2,283
Paid claims related to:
Current year	703	683	1,074	1,010
Prior years	367	360	1,058	1,020
Total paid	1,070	1,043	2,132	2,030
Foreign currency	(3)	(4)	13	1
Ending balance, net	4,722	4,498	4,722	4,498
Add: Reinsurance	130	120	130	120
Ending balance	$4,852	$4,618	$4,852	$4,618

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving, and is therefore the basis for determining the rate used to discount these liabilities.  Accordingly, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and can vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business and variations in mortality and morbidity being the most significant factors for other business.  Favorable prior year incurred claims reported for the six months ended June 30, 2017 largely reflect improved claim resolution rates.  Unfavorable prior year incurred claims reported for the six months ended June 30, 2016 included the impact of modifications made to our disability claims management process and a period of elevated life claims.

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

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	June 30, 2017	December 31, 2016	Collateral and Other Terms at June 30, 2017

Ongoing operations:

Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$489	$478

Recoverables from approximately 80 reinsurers including the U.S. Government, used in the ordinary course of business. Current balances range from less than $1 million up to $93 million. Excluding the recoverable from the U.S. Government of $45 million, over 60% of the balance is from companies rated as investment grade by Standard & Poor’s, and 12% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		489	478

Acquisition, disposition or runoff activities:

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,508	3,586	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	1,024	1,085	100% secured by assets in a trust.

	Other	41	44	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	885	921	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	290	297	100% secured by assets in a trust.

Other run-off reinsurance	Various	65	67	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,813	6,000

Total reinsurance recoverables		$6,302	$6,478

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

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Ceded premiums:
Individual life insurance and annuity business sold	$33	$40	$72	$81
Other	54	73	135	168
Total ceded premiums	$87	$113	$207	$249
Reinsurance recoveries:
Individual life insurance and annuity business sold	$66	$66	$136	$134
Other	17	105	46	201
Total reinsurance recoveries	$83	$171	$182	$335

The decrease in reinsurance recoveries in 2017 is primarily due to the ceded GMDB business.  The ceded reserves decreased during the three months and six months ended June 30, 2017 primarily due to favorable equity market conditions, while the ceded reserves increased during the three months and six months ended June 30, 2016 due to changes in the capital market and other assumptions that are used to calculate the reserves.

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.5 billion remaining as of June 30, 2017.

GMDB is accounted for as reinsurance and GMIB assets and liabilities are reported as derivatives at fair value as discussed below.  GMIB assets are reported in other assets, including intangibles, and GMIB liabilities are reported in accounts payable, accrued expenses and other liabilities.

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

Because the product is premium deficient, the Company records an increase to the net retained reserve if it is inadequate based on the model.

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	June 30,	December 31,
(In millions)	2017	2016
Balance at January 1	$1,224	$1,252
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,129	1,164
Balance at January 1, net	111	106
Add: Incurred benefits	-	4
Less: Paid benefits (recoveries)	(1)	(1)
Ending balance, net	112	111
Less: Unpaid claims	17	16
Add: Reinsurance and other amounts recoverable	1,065	1,129
Ending balance	$1,160	$1,224

Incurred and paid benefits are net of ceded amounts.  Unpaid claims are presented before deducting ceded amounts.

The table below presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company will be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2017	December 31, 2016
Account value	$10,671	$10,650
Net amount at risk	$2,264	$2,458
Number of contractholders	270,000	285,000

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

As of June 30, 2017 and December 31, 2016, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer	June 30, 2017	December 31, 2016	Collateral and Other Terms at June 30, 2017

GMIB	Berkshire	$359	$370	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	221	227
	Liberty Re (Bermuda) Ltd.	197	202	100% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$777	$799

Assumptions used in fair value measurement.  The Company estimates the fair value of the assets and liabilities for GMIB contracts utilizing various assumptions.  Assumptions that affect GMIB assets and liabilities include capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and future annuitant behavior (including mortality, lapse, and annuity election rates).  As certain assumptions used to estimate fair values for these contracts are largely unobservable (primarily related to future annuitant behavior), the Company classifies GMIB assets and liabilities in Level 3 in the fair value hierarchy presented in Note 9.

The only assumption expected to impact future shareholders’ net income is non-performance risk.  The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the fair value calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.

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

•                  all annuitants elected to receive their benefit on the next available date (2017 through 2021); and

•                  all underlying mutual fund investment values remained at the June 30, 2017 value of $806 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $648 million that is lower than the recorded liability for GMIB calculated using fair value assumptions.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of June 30, 2017 and December 31, 2016 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
June 30, 2017
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$379	$521	$-	$900
State and local government	-	1,381	-	1,381
Foreign government	-	2,274	39	2,313
Corporate	-	16,982	454	17,436
Mortgage and other asset-backed	-	334	149	483
Total fixed maturities (1)	379	21,492	642	22,513
Equity securities	410	116	109	635
Subtotal	789	21,608	751	23,148
Short-term investments	-	138	-	138
GMIB assets	-	-	777	777
Other derivative assets	-	3	-	3
Total financial assets at fair value, excluding separate accounts	$789	$21,749	$1,528	$24,066
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$764	$764
Other derivative liabilities	-	7	-	7
Total financial liabilities at fair value, excluding separate accounts	$-	$7	$764	$771

(1) Fixed maturities includes $627 million of net appreciation required to adjust future policy benefits for the run-off settlement annuity business including $18 million of appreciation for securities classified in Level 3.  See Note 10 for additional information.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
December 31, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$374	$503	$-	$877
State and local government	-	1,435	-	1,435
Foreign government	-	2,066	47	2,113
Corporate	-	15,552	498	16,050
Mortgage and other asset-backed	-	329	157	486
Total fixed maturities (1)	374	19,885	702	20,961
Equity securities	396	113	74	583
Subtotal	770	19,998	776	21,544
Short-term investments	-	691	-	691
GMIB assets	-	-	799	799
Other derivative assets	-	10	-	10
Total financial assets at fair value, excluding separate accounts	$770	$20,699	$1,575	$23,044
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$780	$780
Other derivative liabilities	-	5	-	5
Total financial liabilities at fair value, excluding separate accounts	$-	$5	$780	$785

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of June 30, 2017 or December 31, 2016.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 11.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of June 30, 2017 and December 31, 2016.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

Mortgage and other asset-backed securities.  The significant unobservable inputs used to value the following mortgage and other asset-backed securities are liquidity and weighting of credit spreads.  When there is limited trading activity for the security, an adjustment for liquidity is made as of the measurement date that considers current market conditions, issuer circumstances and complexity of the security structure.  An adjustment to weight credit spreads is needed to value a more complex bond structure with multiple underlying collateral and no standard market valuation technique.  The weighting of credit spreads is primarily based on the underlying collateral’s characteristics and their proportional cash flows supporting the bond obligations.  The resulting wide range of unobservable adjustments in the table below is due to the varying liquidity and quality of the underlying collateral.

Corporate and government fixed maturities.  The significant unobservable input used to value the following corporate and government fixed maturities is an adjustment for liquidity.  When there is limited trading activity for the security, an adjustment is needed to reflect current market conditions and issuer circumstances.

Private equity securities.  The significant unobservable input used to value the following private equity securities is a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  These securities are comprised of private equity investments with limited trading activity and therefore a ratio of EBITDA is used to estimate value based on company circumstances and relative risk characteristics.

Hybrid equity securities.  The significant unobservable input used to value the following hybrid equity securities is an adjustment for liquidity due to limited trading activity.  These cumulative preferred shares are deemed likely to exercise certain call options and the Company estimates an adjustment used to discount cash flows based on current market conditions and issuer circumstances.

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of June 30, 2017
Fixed maturities:
Mortgage and other asset-backed securities	$149	Liquidity	60 - 350 (90) bps
		Weighting of credit spreads	180 - 280 (220) bps
Corporate and government fixed maturities	470	Liquidity	70 - 980 (260) bps
Total fixed maturities	619
Equity securities:
Private equity securities	76	Price-to-EBITDA multiples	5.0 - 12.0 (8.3)
Hybrid equity securities	33	Liquidity	230 (230) bps
Total equity securities	109
Subtotal	728
Securities not priced by the Company(1)	23
Total Level 3 securities	$751
As of December 31, 2016
Fixed maturities:
Mortgage and other asset-backed securities	$157	Liquidity	60 - 330 (90) bps
		Weighting of credit spreads	160 - 470 (230) bps
Corporate and government fixed maturities	490	Liquidity	80 - 1,300 (340) bps
Total fixed maturities	647
Private equity securities	74	Price-to-EBITDA multiples	4.2 - 11.6 (8.5)
Subtotal	721
Securities not priced by the Company(1)	55
Total Level 3 securities	$776

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2017 and 2016.  Separate account asset changes are reported separately under the heading “separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended June 30, 2017	Changes in Level 3 financial assets and financial liabilities
(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2017	$727	$777	$(761)	$16
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	15	(15)	-
Other	1	-	(3)	(3)
Total gains (losses) included in shareholders’ net income	1	15	(18)	(3)
Gains included in other comprehensive income	5	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	9	-	-	-
Purchases, sales and settlements:
Purchases	65	-	-	-
Sales	(23)	-	-	-
Settlements	(12)	(15)	15	-
Total purchases, sales and settlements	30	(15)	15	-
Transfers into/(out of) Level 3:
Transfers into Level 3	36	-	-	-
Transfers out of Level 3	(57)	-	-	-
Total transfers into/(out of) Level 3	(21)	-	-	-
Balance at June 30, 2017	$751	$777	$(764)	$13
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$15	$(18)	$(3)

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended June 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at April 1, 2016	$792	$957	$(941)	$16
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	32	(32)	-
Other	9	-	12	12
Total gains (losses) included in shareholders’ net income	9	32	(20)	12
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	24	-	-	-
Purchases, sales and settlements:
Purchases	23	-	-	-
Sales	(125)	-	-	-
Settlements	(5)	(14)	14	-
Total purchases, sales and settlements	(107)	(14)	14	-
Transfers into/(out of) Level 3:
Transfers into Level 3	63	-	-	-
Transfers out of Level 3	(37)	-	-	-
Total transfers into/(out of) Level 3	26	-	-	-
Balance at June 30, 2016	$743	$975	$(947)	$28
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$32	$(20)	$12

For the Six Months Ended June 30, 2017 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2017	$776	$799	$(780)	$19
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	4	(4)	-
Other	24	1	(7)	(6)
Total gains (losses) included in shareholders’ net income	24	5	(11)	(6)
Losses included in other comprehensive income	(3)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	9	-	-	-
Purchases, sales and settlements:
Purchases	90	-	-	-
Sales	(70)	-	-	-
Settlements	(39)	(27)	27	-
Total purchases, sales and settlements	(19)	(27)	27	-
Transfers into/(out of) Level 3:
Transfers into Level 3	76	-	-	-
Transfers out of Level 3	(112)	-	-	-
Total transfers into/(out of) Level 3	(36)	-	-	-
Balance at June 30, 2017	$751	$777	$(764)	$13
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(6)	$5	$(11)	$(6)

(1)  Amounts do not accrue to shareholders.

For the Six Months Ended June 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	93	(93)	-
Other	(16)	(1)	7	6
Total gains (losses) included in shareholders’ net income	(16)	92	(86)	6
Losses included in other comprehensive income	(1)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	35	-	-	-
Purchases, sales and settlements:
Purchases	47	-	-	-
Sales	(125)	-	-	-
Settlements	(16)	(24)	24	-
Total purchases, sales and settlements	(94)	(24)	24	-
Transfers into/(out of) Level 3:
Transfers into Level 3	191	-	-	-
Transfers out of Level 3	(98)	-	-	-
Total transfers into/(out of) Level 3	93	-	-	-
Balance at June 30, 2016	$743	$975	$(947)	$28
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(23)	$92	$(86)	$6

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  During 2017 and 2016, transfers between Level 2 and Level 3 primarily reflect changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including metals, mining, energy, capital goods and consumer products.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2016 Form 10-K for additional policy information related to separate accounts.

As of June 30, 2017 and December 31, 2016, separate account assets were as follows:

(In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
June 30, 2017
Guaranteed separate accounts (See Note 16)	$229	$289	$-	$518
Non-guaranteed separate accounts (1)	1,438	5,363	316	7,117
Subtotal	$1,667	$5,652	$316	7,635
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				833
Total separate account assets				$8,468

December 31, 2016
Guaranteed separate accounts (See Note 16)	$238	$262	$-	$500
Non-guaranteed separate accounts (1)	1,368	4,885	331	6,584
Subtotal	$1,606	$5,147	$331	7,084
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				856
Total separate account assets				$7,940

(1)  Non-guaranteed separate accounts included $3.9 billion as of June 30, 2017 and $3.7 billion as of December 31, 2016 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 for both periods and $0.8 billion as of June 30, 2017 and $0.9 billion as of December 31, 2016 priced at net asset value (“NAV”) as a practical expedient.

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

Separate account assets classified in Level 3 primarily support Cigna’s pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Balance, beginning of period	$330	$317	$331	$297
Policyholder gains	10	2	37	1
Purchases, sales and settlements:
Purchases	7	1	17	5
Sales	(17)	-	(52)	(1)
Settlements	-	-	(1)	(2)
Total purchases, sales and settlements	(10)	1	(36)	2
Transfers into/(out of) Level 3:
Transfers into Level 3	1	16	1	39
Transfers out of Level 3	(15)	(3)	(17)	(6)
Total transfers into/(out of) Level 3	(14)	13	(16)	33
Balance, end of period	$316	$333	$316	$333

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

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	June 30, 2017	December 31, 2016	Commitments	(if currently eligible) (1)	Period (1)
Security Partnerships	$390	$424	$357	Not applicable	Not applicable
Real Estate Funds	237	231	-	Quarterly	45-90 days
Hedge Funds	206	201	-	Up to Annually, varying by fund	30-90 days
Total	$833	$856	$357

(1)  The attributes noted are effective as of June 30, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired.  Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $2 million after-tax for the six months ended June 30, 2017 and 2016.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2017 and December 31, 2016.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	June 30, 2017		December 31, 2016
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,756	$1,741	$1,682	$1,666
Contractholder deposit funds, excluding universal life products	Level 3	$1,175	$1,170	$1,215	$1,212
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,422	$4,738	$5,460	$4,991

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

Fair values of off-balance sheet financial instruments were not material as of June 30, 2017 and December 31, 2016.

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

A.            Investment Portfolio

Fixed Maturities and Equity Securities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2017:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,393	$1,407
Due after one year through five years	6,822	7,079
Due after five years through ten years	8,905	9,176
Due after ten years	3,649	4,368
Mortgage and other asset-backed securities	453	483
Total fixed maturities	$21,222	$22,513

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
(In millions)	June 30, 2017
Federal government and agency	$663	$240	$(3)	$900
State and local government	1,277	106	(2)	1,381
Foreign government	2,202	125	(14)	2,313
Corporate	16,627	877	(68)	17,436
Mortgage and other asset-backed	453	32	(2)	483
Total fixed maturities	$21,222	$1,380	$(89)	$22,513

(In millions)	December 31, 2016
Federal government and agency	$658	$223	$(4)	$877
State and local government	1,342	99	(6)	1,435
Foreign government	1,998	129	(14)	2,113
Corporate	15,483	716	(149)	16,050
Mortgage and other asset-backed	461	29	(4)	486
Total fixed maturities	$19,942	$1,196	$(177)	$20,961

The above table includes investments with a fair value of $2.8 billion at June 30, 2017 and $2.7 billion at December 31, 2016 supporting liabilities of the Company’s run-off settlement annuity business.  These investments had gross unrealized appreciation of $630 million and gross unrealized depreciation of $3 million at June 30, 2017, compared with gross unrealized appreciation of $539 million and gross unrealized depreciation of $15 million at December 31, 2016.

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

The table below summarizes fixed maturities in an unrealized loss position at June 30, 2017 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	June 30, 2017
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$3,449	$3,515	$(66)	791
Below investment grade	$399	$408	$(9)	401
More than one year:
Investment grade	$220	$229	$(9)	40
Below investment grade	$71	$76	$(5)	14

There are no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at June 30, 2017.

Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of June 30, 2017, fair values of these securities were $61 million and amortized cost was $75 million, compared with fair value of $36 million and amortized cost of $49 million as of December 31, 2016.

Commercial Mortgage Loans

Mortgage loans held by the Company are made exclusively to commercial borrowers and are diversified by property type, location and borrower.  Loans are generally issued at a fixed rate of interest and are secured by high quality and substantially leased operating properties.

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

The quality rating is based on our evaluation of a number of key inputs related to the loan including real estate market-related factors such as rental rates and vacancies, and property-specific inputs such as growth rate assumptions and lease rollover statistics.  However, the two most significant contributors to the credit quality rating are the debt service coverage and loan-to-value ratios.  The debt service coverage ratio measures the amount of property cash flow available to meet annual interest and principal payments on the debt, with a ratio below 1.0 indicating that there is not enough cash flow to cover the required loan payments.  The loan-to-value ratio, commonly expressed as a percentage, compares the amount of the loan to the fair value of the underlying property collateralizing the loan.

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2017 and December 31, 2016:

(In millions)
	Debt Service Coverage Ratio
	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
As of June 30, 2017
Below 50%	$354	$15	$-	$-	$30	$399
50% to 59%	635	27	-	-	15	677
60% to 69%	541	-	-	-	-	541
70% to 79%	84	-	-	-	35	119
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	5	5
Total	$1,614	$42	$-	$-	$85	$1,741

As of December 31, 2016
Below 50%	$335	$15	$-	$-	$-	$350
50% to 59%	517	46	-	30	-	593
60% to 69%	624	14	-	-	-	638
70% to 79%	-	-	29	-	35	64
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	21	21
Total	$1,476	$75	$29	$30	$56	$1,666

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2017 and included an analysis of each underlying property’s December 31, 2016 annual financial statements, rent rolls, operating plans and budgets for 2017, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property values and cash flows estimated as part of this review, the portfolio’s average loan-to-value ratio remained at 57% at June 30, 2017 compared with December 31, 2016, primarily due to stable collateral values in the majority of underlying properties.  The portfolio’s average debt service coverage ratio improved to 2.10 at June 30, 2017 compared with 1.95 at December 31, 2016, driven by loans paid off with lower debt service coverage ratios and new loans with higher debt service coverage ratios.

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

Problem and potential problem mortgage loans, net of valuation reserves, totaled $5 million at June 30, 2017 and $21 million at December 31, 2016.

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

The carrying value of the Company’s impaired commercial mortgage loans and related valuation reserves were as follows:

	June 30, 2017			December 31, 2016
(In millions)	Gross	Reserves	Net	Gross	Reserves	Net
Impaired commercial mortgage loans with valuation reserves	$6	$(1)	$5	$26	$(5)	$21
Impaired commercial mortgage loans without valuation reserves	-	-	-	-	-	-
Total impaired commercial mortgage loans	$6	$(1)	$5	$26	$(5)	$21

For the six months ended June 30, 2017, the average recorded investment in impaired loans decreased to $14 million in 2017 compared with $102  million for the six months ended June 30, 2016, primarily due to the foreclosure of one impaired loan and the full payoff of another.

Changes in valuation reserves for commercial mortgage loans were not material for the six months ended June 30, 2017 and 2016.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:.

	June 30,	December 31,
(In millions)	2017	2016
Corporate securities	$1,700	$2,234
Federal government securities	$673	$378
Foreign government securities	$109	$94
Money market funds	$20	$11

B.      Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Fixed maturities	$14	$6	$16	$(12)
Equity securities	1	11	34	1
Commercial mortgage loans	(1)	4	(1)	4
Other investments, including derivatives	37	46	48	42
Realized investment gains before income taxes	51	67	97	35
Less income taxes	17	23	32	12
Net realized investment gains	$34	$44	$65	$23

Included in these realized investment gains were pre-tax other-than-temporary impairments on debt securities and other asset write-downs of $13 million for the six months ended June 30, 2017 and $43 million for the six months ended June 30, 2016.

Realized gains reported in the above table in other investments, including derivatives for the three months and six months ended June 30, 2017 and 2016 primarily reflected sales of real estate investments.

The following table presents sales information for available-for-sale fixed maturities and equity securities.  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Proceeds from sales	$516	$351	$930	$712
Gross gains on sales	$12	$22	$59	$34
Gross losses on sales	$2	$1	$4	$6

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

The following tables provide information on the Company’s specific applications of derivative financial instruments during the periods ended June 30, 2017 and December 31, 2016.

Fair Value Hedge of Long-Term Corporate Debt	Notional Value (in millions)
Type of instrument. Interest rate swap contracts	June 30, 2017	December 31, 2016
	$750	$750

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

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	June 30, 2017	December 31, 2016
	$205	$149

Purpose.  To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated fixed maturity bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea.

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

Fair Value Hedges of Fixed Maturity Bonds and Associated Firm Commitments	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	June 30, 2017	December 31, 2016
	$181	$78

Purpose. To hedge the foreign exchange related changes in fair values of the Company’s fixed maturity bonds and associated firm commitments.

Terms of derivative instruments.  The Company periodically exchanges cash flows between two currencies for both principal and interest.  Foreign currency swaps are Euros and British pounds and have terms for periods of up to twelve years.

Accounting.  Using fair value hedge accounting, swap fair values are reported in other long-term investments or accounts payable, accrued expenses and other liabilities.  Fair values of the firm commitments attributable to the hedged risk are reported in other assets, including other intangibles or accounts payable, accrued expenses and other liabilities.  Changes in fair values of the swap contracts, as well as changes in the fair values of the hedged bonds and firm commitments attributable to the hedged risk, are reported in other realized investment gains and losses.

Cash Flow Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	June 30, 2017	December 31, 2016
	$31	$55

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

As of June 30, 2017 and December 31, 2016, and for the three months and six months ended June 30, 2017 and 2016, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including the amounts of gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income.  No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of June 30, 2017, the Company had $12 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of June 30, 2017 or December 31, 2016.

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

The Company owns interests in security and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact these partnerships’ operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.3 billion across approximately 110 limited partnerships as of June 30, 2017 includes $1.1 billion reported in other long-term investments and commitments to contribute an additional $1.2 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to its carrying amount of $0.5 billion as of June 30, 2017, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures for which all decisions significantly affecting the entities’ economic performance are subject to unanimous approval by the equity holders.  As a result, the Company determined that the power over these entities is shared equally, and there is no primary beneficiary.  The Company’s maximum exposure to loss was approximately equal to its carrying value of $0.1 billion as of June 30, 2017, that is reported in other long-term investments.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended June 30,
2017
Net unrealized appreciation, securities, April 1,	$560	$(191)	$369
Unrealized appreciation on securities arising during the period	115	(38)	77
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(15)	5	(10)
Net unrealized appreciation, securities arising during the period	100	(33)	67
Net unrealized appreciation, securities, June 30,	$660	$(224)	$436
Net translation of foreign currencies, April 1,	$(279)	$22	$(257)
Net translation of foreign currencies arising during the period	30	(3)	27
Net translation of foreign currencies, June 30,	$(249)	$19	$(230)
Postretirement benefits liability adjustment, April 1,	$(2,099)	$735	$(1,364)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	17	(7)	10
Net change due to valuation update	2	-	2
Net postretirement benefits liability adjustment arising during the period	19	(7)	12
Postretirement benefits liability adjustment, June 30,	$(2,080)	$728	$(1,352)

2016
Net unrealized appreciation, securities, April 1,	$867	$(276)	$591
Unrealized appreciation on securities arising during the period	285	(97)	188
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(17)	6	(11)
Net unrealized appreciation, securities arising during the period	268	(91)	177
Net unrealized appreciation, securities, June 30,	$1,135	$(367)	$768
Net unrealized appreciation, derivatives, April 1,	$6	$(2)	$4
Unrealized (depreciation) on derivatives arising during the period	(1)	-	(1)
Net unrealized appreciation, derivatives, June 30,	$5	$(2)	$3
Net translation of foreign currencies, April 1,	$(212)	$19	$(193)
Net translation of foreign currencies arising during the period	(39)	(1)	(40)
Net translation of foreign currencies, June 30,	$(251)	$18	$(233)
Postretirement benefits liability adjustment, April 1,	$(2,139)	$749	$(1,390)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(6)	10
Net change due to valuation update	(4)	2	(2)
Net postretirement benefits liability adjustment arising during the period	12	(4)	8
Postretirement benefits liability adjustment, June 30,	$(2,127)	$745	$(1,382)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Six Months Ended June 30,
2017
Net unrealized appreciation, securities, January 1,	$542	$(180)	$362
Unrealized appreciation on securities arising during the period	168	(62)	106
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(50)	18	(32)
Net unrealized appreciation, securities arising during the period	118	(44)	74
Net unrealized appreciation, securities, June 30,	$660	$(224)	$436
Net unrealized appreciation, derivatives, January 1,	$4	$(1)	$3
Reclassification adjustment for (gains) included in shareholders’ net income (net realized investment gains)	(4)	1	(3)
Net unrealized appreciation, derivatives, June 30,	$-	$-	$-
Net translation of foreign currencies, January 1,	$(390)	$21	$(369)
Net translation of foreign currencies arising during the period	141	(2)	139
Net translation of foreign currencies, June 30,	$(249)	$19	$(230)
Postretirement benefits liability adjustment, January 1,	$(2,120)	$742	$(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	32	(12)	20
Reclassification adjustment for settlement loss (other operating expenses)	6	(2)	4
Net change due to valuation update	2	-	2
Net postretirement benefits liability adjustment arising during the period	40	(14)	26
Postretirement benefits liability adjustment, June 30,	$(2,080)	$728	$(1,352)

2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	512	(169)	343
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	11	(4)	7
Net unrealized appreciation, securities arising during the period	523	(173)	350
Net unrealized appreciation, securities, June 30,	$1,135	$(367)	$768
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation), derivatives arising during the period	(5)	1	(4)
Net unrealized appreciation, derivatives, June 30,	$5	$(2)	$3
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	44	(3)	41
Net translation of foreign currencies, June 30,	$(251)	$18	$(233)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	32	(11)	21
Net change due to valuation update	(4)	2	(2)
Net postretirement benefits liability adjustment arising during the period	28	(9)	19
Postretirement benefits liability adjustment, June 30,	$(2,127)	$745	$(1,382)

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

For the six months ended June 30, 2017, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $40 million pre-tax in the aggregate ($26 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily the result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$1	$1	$1	$1	$-	$-	$-	$-
Interest cost	45	49	93	99	2	2	5	5
Expected long-term return on plan assets	(64)	(62)	(129)	(124)	-	-	-	-
Amortization of:
Net loss from past experience	17	16	33	33	-	-	-	-
Prior service cost	-	-	-	-	-	-	(1)	(1)
Settlement loss	-	-	6	-	-	-	-	-
Net cost	$(1)	$4	$4	$9	$2	$2	$4	$4

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  During the six months ended June 30, 2017, the Company made a voluntary pension contribution of $150 million.  No additional contributions are required for the remainder of 2017.

Note 15 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rate decreased to 30.7% for the six months ended June 30, 2017 compared with 37.7% for the six months ended 2016. The significantly lower effective tax rate for 2017 was attributable to the one year moratorium on the non-deductible health insurance industry tax and recognizing an incremental tax benefit associated with merger-related costs.  See Note 3 for additional details regarding merger-related costs.

The Company maintains a capital management strategy to retain overseas a significant portion of the earnings from its foreign operations.  As of June 30, 2017, undistributed earnings were approximately $2.8 billion.  These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  If the Company had intended to repatriate these foreign earnings to the U.S., the Company’s Consolidated Balance Sheets would have included an additional $390 million of deferred tax liabilities as of June 30, 2017.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the six months ended June 30, 2017.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2017, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $485 million as of June 30, 2017 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of June 30, 2017.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 9 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had financial guarantees and indemnification obligations to lenders of approximately $104 million as of June 30, 2017, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, most of which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2018 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these financial guarantees or indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these financial guarantees and indemnification obligations as of June 30, 2017.

As of June 30, 2017, the Company guaranteed that it would compensate the lessors for a shortfall of up to $32 million in the market value of certain leased equipment at the end of its leases.  Guarantees of $25 million expire in 2022 and $7 million expire in 2026.  The Company had liabilities for these guarantees of $4 million as of June 30, 2017.

The Company does not expect that these guarantees will have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.

The Company had indemnification obligations as of June 30, 2017 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of June 30, 2017.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

On March 1, 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and accrual of a liability.  For the six months ended June 30, 2017, the Company recorded in operating expenses approximately $130 million pre-tax (approximately $85 million after-tax), representing its estimate of the total assessments, net of small reductions for premium tax offsets for insurance contracts currently written.  Some of the assessments were recorded on a discounted basis, using a weighted average discount rate of 3.5%.  As of June 30, 2017, the recorded liability was approximately $100 million and total future cash outflows as of June 30, 2017 are expected to approximate $130 million. This assessment is expected to be updated in future periods for changes in the estimate of the insolvency.  In addition, a portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

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

The Department of Justice (“DOJ”) is currently conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Medicare Advantage organizations under Medicare Parts C and D.  In connection with this industry review, in December 2016, the Company received a Civil Investigative Demand from the Civil Division of the DOJ.  We are in the process of voluntarily cooperating with the DOJ’s request and responding to the information request.

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

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of June 30, 2017 of approximately $190 million ($125 million after-tax) for the matters discussed below under “Litigation Matters.”  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members. The court order left several aspects of the calculation of additional plan benefits open to interpretation. During 2016, the Company submitted its interpretation of the Court Order and the plaintiffs filed various objections. On January 10, 2017, the District Court issued an additional ruling regarding certain aspects of the calculation of additional plan benefits. On July 14, 2017, the District Court ruled on a motion for clarification and reconsideration, clarifying and modifying aspects of the January 10, 2017 Order.  The Company’s reserve for this litigation remains reasonable at June 30, 2017, based on calculations consistent with the Company’s interpretation of the updated guidance from the Court.  The Plaintiffs have filed a motion for reconsideration of the July 14, 2017 Order. The final timing of the resolution of this matter therefore remains uncertain. Once resolved, the Plan will be amended to comply with the final interpretation of the District Court’s order and the benefits will begin to be paid.

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

Regulatory Matters

CMS actions.  On June 16, 2017, the Company received notification from CMS that the sanctions issued in January 2016 requiring us to suspend certain enrollment and marketing activities for Medicare Advantage-Prescription Drug and Medicare Part D Plans have been lifted.  Accordingly, the Company has resumed marketing of its Medicare Advantage-Prescription Drug and Medicare Part D Plans and began enrolling beneficiaries with effective dates beginning July 1, 2017.

For the six months ended June 30, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment, and management expects that trend to continue for the remainder of 2017.  However, management anticipates that full-year 2017 shareholders’ net income will not be materially affected because we expect the margin impact of the revenue loss to be offset by 2017 remediation costs that are significantly lower than the $100 million after-tax amount reported in 2016 and other operational efficiencies to improve 2017 results.

In October 2016, CMS announced projected Medicare Star Quality Ratings (“Star Ratings”) for the 2018 payment year.  The projected Star Ratings for our plans included certain reductions that were primarily attributable to our CMS audit discussed above.  Following an appeal, two of our Star Ratings measures were updated, affecting our overall Star Rating.  Based on the final Medicare Star Ratings for the 2018 payment year, we expect that approximately 60% of our Medicare Advantage customers will be in a 4 Star or greater plan.

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

Other Legal Matters

Antitrust Litigation.  On July 21, 2016, the DOJ and certain state attorneys general filed a civil antitrust lawsuit in the U.S. District Court for the District of Columbia (the “District Court”) seeking to block the merger with Anthem.  On February 8, 2017, the District Court issued an order enjoining the proposed merger and, on April 28, 2017, the Appeals Court affirmed the decision of the District Court.  On May 5, 2017, Anthem filed a petition for a writ of certiorari with the United States Supreme Court seeking appeal of the U.S. Court of Appeals decision affirming the District Court’s order enjoining the merger.  As a result of the termination of the merger agreement as further described below, the petition to the Supreme Court is now moot.

Litigation with Anthem.  On February 14, 2017, the Company delivered a notice to Anthem terminating the merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement.  Also on February 14, 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”).  The complaint sought declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date.  The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement.

Also on February 14, 2017, Anthem filed a lawsuit in the Chancery Court against the Company seeking (i) a temporary restraining order to enjoin Cigna from terminating and taking any action contrary to the terms of the merger agreement, (ii) specific performance compelling Cigna to comply with the merger agreement and (iii) damages.

On February 15, 2017, the Chancery Court granted Anthem’s motion for a temporary restraining order and issued an order temporarily enjoining the Company from terminating the merger agreement.  On May 11, 2017, the Chancery Court denied Anthem’s motion for a preliminary injunction to enjoin Cigna from terminating the merger agreement but stayed its ruling pending Anthem’s determination as to whether to seek an appeal.  On May 12, 2017, Anthem notified Cigna and the Chancery Court that it did not intend to appeal the Chancery Court’s decision.  As a result, the merger agreement was terminated.

The litigation between the parties remains pending.  We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.  The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

Shareholder Litigation.  Following announcement of the Company’s merger agreement with Anthem in 2015, putative class action complaints (collectively the “complaints” or “Cigna Merger Litigation”) were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders.

Cigna, members of the Cigna board of directors, Anthem and Anthem Merger Sub Corp (“Merger Sub”) were named as defendants.  The plaintiffs generally asserted that the members of the Cigna board of directors breached their fiduciary duties to the Cigna shareholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Cigna, Anthem and Merger Sub aided and abetted such breaches of fiduciary duties.  The allegations included, among other things, that (1) the merger consideration undervalued Cigna, (2) the sales process leading up to the merger was flawed due to purported conflicts of interest of members of the Cigna board of directors and (3) certain provisions of the merger agreement inappropriately favored Anthem and inhibited competing bids.  Plaintiffs sought, among other things, injunctive relief enjoining the merger, rescission of the merger agreement to the extent already implemented, and costs and damages.

Solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company, the Company’s directors, Anthem and Merger Sub previously entered into a Memorandum of Understanding (“MOU”) to settle the Cigna Merger Litigation.  The termination of the proposed acquisition of the Company by Anthem, as announced on May 12, 2017, has rendered moot both the MOU and the Cigna Merger Litigation.  On July 21, 2017, a Stipulation and Proposed Order for Dismissal With Prejudice was submitted to the Connecticut Superior Court, Judicial District of Hartford (the “Court”).  Subject to approval by the Court, the Cigna Merger Litigation has been resolved.

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

	Three Months Ended		Three Months Ended
	June 30, 2017		June 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Merger-related transaction costs (benefits) - see Note 3	$16	$(47)	$34	$26

	Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016
	Before-tax	After-tax	Before-tax	After-tax
Long-term care guaranty fund assessment - see Note 16(D)	$129	$83	$-	$-
Merger-related transaction costs - see Note 3	79	2	74	62
Total impact from special items	$208	$85	$74	$62

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended June 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues	$7,993	$924	$1,023	$30	$(11)	$9,959
Net investment income	92	31	89	88	8	308
Operating revenues	$8,085	$955	$1,112	$118	$(3)	$10,267
Total revenues	$8,117	$954	$1,134	$116	$(3)	$10,318
Shareholders’ net income (loss)	$599	$101	$97	$17	$(1)	$813
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(22)	-	(14)	2	-	(34)
Amortization of other acquired intangible assets, net	14	4	-	-	-	18
Special item:
Merger-related transaction (benefits)	-	-	-	-	(47)	(47)
Adjusted income (loss) from operations	$591	$105	$83	$19	$(48)	$750

Three Months Ended June 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,759	$808	$1,010	$28	$(6)	$9,599
Net investment income	81	27	88	93	5	294
Operating revenues	$7,840	$835	$1,098	$121	$(1)	$9,893
Total revenues	$7,868	$835	$1,122	$136	$(1)	$9,960
Shareholders’ net income (loss)	$487	$78	$3	$30	$(88)	$510
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(19)	-	(15)	(10)	-	(44)
Amortization of other acquired intangible assets, net	18	5	-	-	-	23
Special item:
Merger-related transaction costs	-	-	-	-	26	26
Adjusted income (loss) from operations	$486	$83	$(12)	$20	$(62)	$515

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Six Months Ended June 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues	$16,099	$1,805	$2,055	$60	$(24)	$19,995
Net investment income	184	59	178	174	16	611
Operating revenues	$16,283	$1,864	$2,233	$234	$(8)	$20,606
Total revenues	$16,341	$1,876	$2,263	$231	$(8)	$20,703
Shareholders’ net income (loss)	$1,143	$178	$156	$37	$(103)	$1,411
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(38)	(9)	(20)	2	-	(65)
Amortization of other acquired intangible assets, net	28	10	-	-	-	38
Special items:
Long-term care guaranty fund assessment	68	-	15	-	-	83
Merger-related transaction costs	-	-	-	-	2	2
Adjusted income (loss) from operations	$1,201	$179	$151	$39	$(101)	$1,469

Six Months Ended June 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$15,571	$1,588	$2,039	$55	$(10)	$19,243
Net investment income	153	53	168	183	9	566
Operating revenues	$15,724	$1,641	$2,207	$238	$(1)	$19,809
Total revenues	$15,735	$1,639	$2,228	$243	$(1)	$19,844
Shareholders’ net income (loss)	$1,001	$137	$16	$44	$(169)	$1,029
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(7)	1	(13)	(4)	-	(23)
Amortization of other acquired intangible assets, net	36	12	-	-	-	48
Special item:
Merger-related transaction costs	-	-	-	-	62	62
Adjusted income (loss) from operations	$1,030	$150	$3	$40	$(107)	$1,116

The Company had net receivables from CMS of $0.5 billion as of June 30, 2017 and $0.6 billion as of December 31, 2016.  These amounts were included in the Consolidated Balance Sheets in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 17% of consolidated revenues for the six months ended June 30, 2017 and 21% for the six months ended June 30, 2016.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2017 compared with December 31, 2016 and our results of operations for the three months and six months ended June 30, 2017 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2016 Form 10-K for additional information regarding our significant accounting policies.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.  Changes in percentages are expressed in basis points (“bps”).

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

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver personalized and innovative solutions for our customers and clients; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; and other statements regarding Cigna’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes, including those in our disability business; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; uncertainty as to the outcome of the litigation between Cigna and Anthem, Inc. with respect to the termination of the merger agreement, the reverse termination fee and/or contract and non-contract damages for claims each party has filed against the other, including the risk that a court finds that Cigna has not complied with its obligations under the merger agreement, is not entitled to receive the reverse termination fee or is liable for breach of the merger agreement; as well as more specific risks and uncertainties discussed in Part I, Item 1A — Risk Factors and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2016 Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (“SEC”) as well as the risks and uncertainties described in Anthem’s most recent report on Form 10-K and subsequent reports filed with the SEC.

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

EXECUTIVE OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  Since 2009, our strategy in support of our mission has been to “Go Deep, Go Global and Go Individual”. To further accelerate the differentiated value we deliver for our customers, clients, partners and communities, we have evolved this strategy in order to expand avenues for growth and performance.  Cigna’s newly evolved strategy is to:

•                  “Go Deeper” by expanding and deepening our customer, client and partner relationships as well as our relationships in targeted sub-segments and geographies;

•                  “Go Local” by ensuring our products, solutions  and services are both personalized and highly localized for the benefit of our customers, clients and partners; and

•                  “Go Beyond” by innovating and further differentiating our businesses, the experiences we deliver, and overall social impact.

We execute this strategy with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.  In addition to our ongoing operations, we also have certain run-off operations.

For further information on our business and strategy, please see Item 1, “Business” in our 2016 Form 10-K.

Summarized below are key measures of our performance by reporting segment for the three months and six months ended June 30, 2017 and 2016:

Financial highlights by segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change	2017	2016	% Change
Total revenues(1)	$10,318	$9,960	4%	$20,703	$19,844	4%
Operating revenues(1)
Global Health Care	$8,085	$7,840	3%	$16,283	$15,724	4%
Global Supplemental Benefits	955	835	14	1,864	1,641	14
Group Disability and Life	1,112	1,098	1	2,233	2,207	1
Other Operations	118	121	(2)	234	238	(2)
Corporate	(3)	(1)	(200)	(8)	(1)	N/M
Consolidated operating revenues	$10,267	$9,893	4%	$20,606	$19,809	4%
Shareholders’ net income (1)	$813	$510	59%	$1,411	$1,029	37%
Adjusted income (loss) from operations (1)
Global Health Care	$591	$486	22%	$1,201	$1,030	17%
Global Supplemental Benefits	105	83	27	179	150	19
Group Disability and Life	83	(12)	N/M	151	3	N/M
Other Operations	19	20	(5)	39	40	(3)
Corporate	(48)	(62)	23	(101)	(107)	6
Total adjusted income from operations	$750	$515	46%	$1,469	$1,116	32%
Earnings per share (diluted):
Shareholders’ net income (1)	$3.15	$1.97	60%	$5.45	$3.97	37%
Adjusted income from operations (1)	$2.91	$1.98	47%	$5.67	$4.30	32%

				As of June 30,
				2017	2016
Global medical customers (in thousands)				15,654	15,141	3%

(1) See page 51 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

See Note 1 to the Consolidated Financial Statements for a description of our reporting segments. For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 58.

Consolidated results of operations (GAAP basis)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions)	2017	2016	% Change		2017	2016	% Change
Premiums	$8,010	$7,654	5%		$16,113	$15,400	5%
Fees and other revenues	1,192	1,197	-		2,415	2,398	1
Net investment income	308	294	5		611	566	8
Mail order pharmacy revenues	757	748	1		1,467	1,445	2
Consolidated operating revenues	10,267	9,893	4		20,606	19,809	4
Net realized investment gains	51	67	(24)		97	35	177
Total revenues	10,318	9,960	4		20,703	19,844	4
Global Health Care medical costs	4,924	4,777	3		9,909	9,538	4
Other benefit expenses	1,335	1,414	(6)		2,702	2,782	(3)
Mail order pharmacy costs	626	630	(1)		1,207	1,204	-
Operating expenses	2,271	2,289	(1)		4,801	4,610	4
Amortization of other acquired intangible assets, net	28	37	(24)		60	78	(23)
Total benefits and expenses	9,184	9,147	-		18,679	18,212	3
Income before income taxes	1,134	813	39		2,024	1,632	24
Income taxes	324	310	5		621	615	1
Net income	810	503	61		1,403	1,017	38
Less: net (loss) attributable to noncontrolling interests	(3)	(7)	57		(8)	(12)	33
Shareholders’ net income	$813	$510	59%		$1,411	$1,029	37%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Favorable		June 30,		Favorable
(In millions)	2017	2016	(Unfavorable)		2017	2016	(Unfavorable)
Shareholders’ net income	$813	$510	59%		$1,411	$1,029	37%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(34)	(44)			(65)	(23)
Amortization of other acquired intangible assets, net	18	23			38	48
Special items:
Long-term care guaranty fund assessment	-	-			83	-
Merger-related transaction costs (benefits)	(47)	26			2	62
Total special items	(47)	26			85	62
Adjusted income from operations	$750	$515	46%		$1,469	$1,116	32%

Other key consolidated financial data

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Favorable		June 30,		Favorable
(In millions)	2017	2016	(Unfavorable)		2017	2016	(Unfavorable)
Earnings per share (diluted):
Shareholders’ net income	$3.15	$1.97	60%		$5.45	$3.97	37%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(0.13)	(0.18)			(0.25)	(0.09)
Amortization of other acquired intangible assets, net	0.07	0.09			0.15	0.18
Special items:
Long-term care guaranty fund assessment	-	-			0.32	-
Merger-related transaction costs (benefits)	(0.18)	0.10			-	0.24
Adjusted income from operations	$2.91	$1.98	47%		$5.67	$4.30	32%
Effective tax rate	28.6%	38.1%	950	bps	30.7%	37.7%	700	bps

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income increased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 primarily due to higher adjusted income from operations and the recognition of a tax benefit for certain merger-related costs reported as a special item in the second quarter of 2017 (see Note 3 to the Consolidated Financial Statements).  For the six months ended June 30, 2017 the recognition of the long-term care guaranty fund assessment charge reported as a special item in the first quarter of 2017 partially offset the increase.

Adjusted income from operations increased for the three months and the six months ended June 30, 2017 compared with the same periods in 2016 due to higher earnings in each of our ongoing reportable segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These increases were primarily driven by overall customer growth in Global Health Care and Global Supplemental Benefits and increased contributions from specialty businesses in Global Health Care.  Significantly improved claim experience in Group Disability and Life also contributed to these increases.

Revenues for the three months and six months ended June 30, 2017 increased compared with the same periods in 2016 primarily due to business growth in Global Health Care and Global Supplemental Benefits.  Components of the revenue increases were as follows:

•                  Premiums increased, primarily reflecting customer growth in the Commercial segment and in Global Supplemental Benefits.  Expected decreases in Government segment premiums due to Medicare disenrollment partially offset these increases.  See the Health Care Industry Developments starting on page 53 for additional discussion of our Medicare business.

•                  Fees and other revenues were flat for the three months ended June 30, 2017 compared with the same period in 2016.  The increase for the six months ended June 30, 2017 compared with the same period in 2016 was largely the result of growth in our specialty businesses and an increased customer base for our administrative services only business.

•                  Net investment income was higher in each period, reflecting growth in average invested assets partially offset by lower yields.

•                  Mail order pharmacy revenues.  The modest increases in each period primarily reflect price increases in line with pharmacy trend.

•                  Realized investment results decreased for the three months ended June 30, 2017 compared with the same period in 2016 primarily due to lower results related to guaranteed minimum income benefit (“GMIB”) nonperformance risk.  For the six months ended June 30, 2017, realized investment results increased compared with the same period in 2016 primarily due to higher gains on sales of alternative and real estate investments as well as lower impairment losses.

Global medical customers.  Our medical customer base increased as of June 30, 2017 compared with June 30, 2016, reflecting growth across all of our Commercial market segments, partially offset by the expected Medicare Advantage disenrollment.

Commentary on Other Components of Consolidated Results of Operations

•                  Global Health Care medical costs.  The increases for the three months and six months ended June 30, 2017 compared with the same periods in 2016 were primarily due to customer growth in the Commercial segment and modest medical cost trend, partially offset by expected decreases in Government segment customers due to disenrollment.  Favorable prior year reserve development in 2017 also partially offset the increases.

•                  Other benefit expenses.  The decreases for the three months and six months ended June 30, 2017 compared with the same periods in 2016 were the result of improvements in our disability and life claims experience offset by customer growth in Global Supplemental Benefits.

•

Operating expenses.  The decrease for the three months ended June 30, 2017 compared with the same period in 2016 was due to the moratorium on the health insurance industry tax in 2017 and a reduction in costs related to our Centers for Medicare and Medicaid Services (“CMS”) audit response, partially offset by additional volume-based expenses reflecting business growth.  For the six months ended June 30, 2017, the increase compared with the same period in 2016 was primarily the result of higher pre-tax special item charges and additional volume-based expenses.  Those factors were partially offset by the moratorium on the health insurance industry tax in 2017 and lower CMS audit response costs.  See the Health Care Industry Developments starting on page 53 for discussion of the health insurance industry tax.

•

Effective tax rate.  The decreases in our effective tax rates for the three months and six months ended June 30, 2017 compared with the same periods in 2016 were primarily due to the moratorium on the health insurance industry tax in 2017 and recognizing the incremental tax benefit associated with certain merger-related costs.

Termination of Proposed Merger with Anthem, Inc.

On May 12, 2017, we announced that the merger agreement between Cigna and Anthem, Inc. has been terminated.  See Note 3 and Note 16(E) to the Consolidated Financial Statements for additional details.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2016 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the “Health Care Reform Act” or “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of June 30, 2017.

Item	Description

Medicare Advantage (“MA”)

CMS sanctions:  As further discussed in Note 16(E) to the Consolidated Financial Statements, on June 16, 2017, the Company received notification from CMS that the marketing and enrollment sanctions imposed by CMS on January 21, 2016 have been lifted.  Cigna has resumed marketing of its Medicare Advantage-Prescription Drug and Medicare Part D Plans and began enrolling beneficiaries with effective dates beginning July 1, 2017.

For the three months and six months ended June 30, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment, and management expects that trend to continue for the remainder of 2017.  However, management anticipates that full-year 2017 shareholders’ net income will not be materially affected because we expect the margin impact of the revenue loss to be offset by 2017 remediation costs that are significantly lower than the $100 million after-tax amount reported in 2016 and other operational efficiencies to improve 2017 results. The impact of disenrollment was not material to 2016 consolidated revenues and earnings.

Medicare Star Quality Ratings (“Star Ratings”): During 2016, CMS took actions related to our Star Ratings scheduled to take effect in 2018. These actions are discussed further in Note 16(E) to the Consolidated Financial Statements. Based on the final Star Ratings for the 2018 payment year, we expect that approximately 60% of our Medicare Advantage customers will be in a 4 Star or greater plan.

2018 MA Rates: Final MA reimbursement rates for 2018 were published by CMS in April 2017. We do not expect the new rates to have a material impact on our consolidated results of operations in 2018.

Item	Description

Health Care Reform Act Taxes and Fees Industry Tax

Health Insurance Industry Tax:  From 2014 through 2016, this non-deductible tax was levied based on a ratio of an insurer’s net health insurance premiums written for the previous calendar year compared to premiums written by the U.S. health insurance industry in total.  In December 2015, federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017, with reinstatement expected in 2018 under the currently enacted legislation unless otherwise changed by subsequent legislative or regulatory action.  The amount of the tax was approximately $310 million in 2016, and we recognized approximately $155 million in operating expenses for the six months ended June 30, 2016.  Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate in 2016.

Our pricing actions in 2017 reflected the moratorium on the industry tax, whereas in 2016 we included this tax in our premium rates (primarily for Commercial business).  Given the current health care proposals being discussed by the federal government, the future of this industry tax remains uncertain beyond 2017.

Reinsurance Fee

Reinsurance Fee:  This fee was applicable only from 2014 through 2016.  For our insured business, the amount of the fee was approximately $45 million in 2016, and we recognized approximately $25 million for the six months ended June 30, 2016.

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

The following table presents the after-tax impact of these programs on shareholders’ net income for the three months and six months ended June 30, 2017 and 2016 and our net receivable (payable) balances as of June 30, 2017 and December 31, 2016.

	Net Receivable (Payable) Balance		After-tax Impact on Shareholders’ Net Income
			Three Months Ended		Six Months Ended
	June 30,	December 31,	June 30,		June 30,
(In millions)	2017	2016	2017	2016	2017	2016
Risk Corridor
Risk corridor (gross)	$109	$124	$(9)	$(11)	$(9)	$(15)
Risk corridor allowance	(109)	(124)	9	-	9	-
Net risk corridor	-	-	-	(11)	-	(15)
Reinsurance (1)	45	63	4	14	-	16
Risk Adjustment, net (1)	(83)	1	(33)	25	(51)	22
Total	$(38)	$64	$(29)	$28	$(51)	$23

(1) For the reinsurance program, receivables are reported in reinsurance recoverables.  Receivables, net of allowances, for the risk adjustment program of $88 million as of June 30, 2017 and $52 million as of December 31, 2016 are reported in premiums, accounts and notes receivable.  Payables for the risk adjustment program of $171 million as of June 30, 2017 and $51 million as of December 31, 2016 are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

See the MD&A in our 2016 Form 10-K for discussion of our decision to record an allowance for the balance of our risk corridor receivable.  As of June 30, 2017, we continued to carry an allowance on our risk corridor receivable based on the current status of court decisions.  However, we continue to believe that the government has a binding obligation to satisfy the risk corridor receivable.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

We maintain liquidity at two levels:  the subsidiary level and the parent company level.

Liquidity requirements at the subsidiary level generally consist of:

•                  medical costs and benefit payments to policyholders; and

•                  operating expense requirements, primarily for employee compensation and benefits, information technology and facilities costs.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2017	2016
Operating activities (1)	$2,276	$1,267
Investing activities (1)	$(732)	$(572)
Financing activities	$(1,143)	$(223)

(1) As required in adopting Accounting Standards Update (“ASU”) 2016-15, we retrospectively reclassified $71 million of cash distributions from partnership earnings from investing to operating activities for the six months ended June 30, 2016.  The comparable amount reported in operating activities in 2017 was $74 million.  See Note 2 to the Consolidated Financial Statements for further discussion.

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

Operating activities

Cash provided by operating activities increased for the six months ended June 30, 2017 compared with the same period in 2016, primarily driven by an early receipt of  July 2017 monthly payments from CMS of approximately $700 million for our Medicare Advantage and Part D businesses and higher net income, partially offset by a voluntary pension contribution of $150 million.

Investing activities

Cash used in investing activities increased for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to an increase in net investment purchases.

Financing activities

Cash used in financing activities increased for the six months ended June 30, 2017 compared with the same period in 2016, primarily due to higher share repurchases and repayment of long-term debt.

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

Through August 3, 2017, we had repurchased 7.7 million shares for approximately $1.3 billion.  The total remaining share repurchase authorization as of August 3, 2017 was $2.5 billion.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Interest expense	$60	$62	$122	$125

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

At June 30, 2017, there was $2.2 billion in cash and marketable investments available at the parent company level.  For the remainder of 2017, the parent company’s cash obligations are approximately $120 million for interest payments.  We repaid $250 million of long-term debt and made a voluntary pension contribution of $150 million in the first quarter of 2017.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we are actively monitoring our debt obligations and may engage in issuance or redemption activities as needed in accordance with our capital management strategy, that could result in charges material to net income.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2016 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of June 30, 2017, the parent company had approximately $134 million of net intercompany loans payable to  its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion, subject to the maximum debt leverage covenant in the credit agreement.  As of June 30, 2017, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $10.7 billion within the maximum debt leverage covenant in the credit agreement described in Note 5 to the Consolidated Financial Statements, in addition to the $4.8 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or could increase costs associated with borrowing funds.

Despite passing a budget for fiscal year 2018, the state of Illinois continues to be delinquent in processing payments for premiums and fees due to its ongoing financial difficulties.  The total amount due to us from the state under our commercial and Medicaid contracts was approximately $115 million as of June 30, 2017.  We continue to monitor our receivable balances and work with the state on the timing of payments.  In 2017, all of our contracts with the state of Illinois are terminating.

Overseas earnings.  We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  As of June 30, 2017, undistributed earnings were approximately $2.8 billion.  These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  Approximately $310 million of cash and cash equivalents held overseas as of June 30, 2017 would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates, if repatriated.  We continue to expect most of the undistributed earnings and future earnings to be reinvested to support growth initiatives overseas.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  We have updated our contractual obligations previously provided in our 2016 Form 10-K for the following item:

•                 Investment commitments:  the Company has entered into new commitments to invest in security and real estate limited partnerships and to purchase investments.  See Note 12 to the Consolidated Financial Statements for additional information.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Off-Balance Sheet
Purchase obligations	$1,789	$821	$669	$206	$93

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2016 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2016 Form 10-K.  As of June 30, 2017, there were no significant changes to the critical accounting estimates from what was reported in our 2016 Form 10-K.

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

See the MD&A Executive Overview beginning on page 50 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction on page 58, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•      customer growth;

•      sales of specialty products;

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

Global Health Care segment financial summary	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$8,085	$7,840	3%	$16,283	$15,724	4%
Adjusted income from operations	$591	$486	22%	$1,201	$1,030	17%
Adjusted margin	7.3%	6.2%	110bps	7.4%	6.6%	80bps
Medical Care Ratios:
Commercial	78.7%	78.8%	10bps	78.2%	77.3%	(90)bps
Government	86.1%	86.4%	30bps	86.0%	86.3%	30bps
Consolidated Global Health Care	81.0%	81.7%	70bps	80.6%	80.9%	30bps
Operating expense ratio	19.9%	20.9%	100bps	20.2%	21.0%	80bps

				As of June 30,
(In thousands)				2017	2016	% Change
Customers:
Total commercial risk				2,927	2,502	17%
Total government				491	598	(18)
Total risk				3,418	3,100	10
Service				12,236	12,041	2
Total medical customers				15,654	15,141	3%

				As of
(In millions)				June 30, 2017	December 31, 2016	% Change
Global Health Care medical costs payable				$2,848	$2,532	12%

Adjusted income from operations.  The increases for the three months and six months ended June 30, 2017 compared with the same periods in 2016 reflected growth in our Commercial segment including increased contributions from our specialty products, higher margins in our U.S. Individual business, and lower operating expenses in our Government segment related to the moratorium on the health insurance industry tax in 2017 and our CMS audit response.  These increases were partially offset by lower customer volumes in our Government segment.  Adjusted income from operations included favorable after-tax prior year reserve development of $36 million for the three months and $97 million for the six months ended June 30, 2017.  For the comparable periods in 2016, prior year reserve development was not material.

Operating revenues.  The increases for the three months and six months ended June 30, 2017 compared with the same periods in 2016 were primarily due to customer growth in our Commercial risk business, partially offset by lower customer volumes in our Government segment.

Medical care ratios.  The Commercial medical care ratio decreased slightly for the three months ended  June 30, 2017 compared with the same period in 2016, reflecting improved performance in our U.S. Individual business and more favorable prior year reserve development, offset by the moratorium on the health insurance industry tax in 2017.  For the six months ended June 30, 2017 compared to the same period in 2016, the Commercial medical care ratio increased, reflecting the 2017 moratorium on the health insurance industry tax partially offset by more favorable prior year reserve development and improved performance in our U.S. Individual business.

The Government medical care ratio decreased for the three months ended June 30, 2017 compared with the same period in 2016, primarily reflecting lower Medicare Part D claim costs.  For the six months ended June 30, 2017 compared with the same period in 2016, the Government medical care ratio decreased, reflecting more favorable prior year reserve development partially offset by unfavorable 2017 claim experience.

Operating expense ratio.  The operating expense ratio decreased for the three months and six months ended June 30, 2017, compared to the same periods in 2016, primarily reflecting the moratorium on the health insurance industry tax in 2017.  The decrease for the three months ended June 30, 2017 also reflects lower costs related to our CMS audit response.

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

Our medical customer base was higher at June 30, 2017 compared to December 31, 2016, reflecting growth across all market segments in our Commercial businesses, partially offset by declines in our Medicare Advantage business.

Global Health Care Medical Costs Payable

Medical costs payable was higher at June 30, 2017 compared to December 31, 2016, primarily due to seasonality in our stop loss products and customer growth in our commercial risk businesses.  (See Note 6 to the Consolidated Financial Statements for additional information.)

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 58, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

Global Supplemental Benefits segment financial summary	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$955	$835	14%	$1,864	$1,641	14%
Adjusted income from operations	$105	$83	27%	$179	$150	19%
Operating revenues, using 2017 currency exchange rates	$955	$843	13%	$1,864	$1,661	12%
Adjusted income from operations, using 2017 currency exchange rates	$105	$84	25%	$179	$153	17%
Adjusted margin	11.0%	9.9%	110bps	9.6%	9.1%	50bps
Loss ratio	54.2%	55.3%	110bps	56.3%	55.8%	(50)bps
Acquisition cost ratio	17.0%	18.2%	120bps	17.1%	18.3%	120bps
Expense ratio (excluding acquisition costs)	17.2%	17.2%	-bps	17.2%	17.7%	50bps

Adjusted income from operations.  Results increased for the three months ended June 30, 2017 compared with the same period in 2016, reflecting business growth and favorable claims experience in South Korea as well as lower acquisition cost ratios, partially offset by higher claims in the U.S.  For the six months ended June 30, 2017 adjusted income from operations increased compared with the same period in 2016 reflecting business growth, primarily in South Korea and China, lower acquisition cost and operating expense ratios, partially offset by higher taxes and higher claims in the U.S.

Operating revenues increased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 primarily due to business growth, particularly in South Korea and the U.S.

The segment’s loss ratio decreased for the three months ended June 30, 2017 compared with the same period in 2016, primarily due to favorable claims experience in South Korea, partially offset by higher claims in the U.S.  For the six months ended June 30, 2017 the loss ratio increased compared with the same period in 2016, primarily due to higher claims in the U.S. and a change in business mix toward products with higher loss ratios, primarily in South Korea and the U.S.  Favorable claims experience in South Korea partially offset these increases.

The acquisition cost ratio decreased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 due to lower spending in certain markets and a shift toward higher premium markets with lower acquisition costs, primarily in South Korea and the U.S.

Operating expense ratio.  The operating expense ratio (excluding acquisition costs) was flat for the three months ended June 30, 2017 and decreased for the six months ended June 30, 2017 compared with the same periods in 2016 reflecting strong operating expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s operating revenues and 89% of the segment’s adjusted income from operations for the six months ended June 30, 2017.  On a consolidated basis, our operations in South Korea represented 5% of our operating revenues and 11% of adjusted income from operations for the six months ended June 30, 2017.

As a global company, our business is exposed to risks inherent in foreign operations.  While we continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union, the political unrest in Turkey and tensions in the Korean Peninsula, we do not expect these events to materially impact the results of the Global Supplemental Benefits segment in 2017 or 2018.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 58, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•      premium growth, including new business and customer retention;

•      net investment income;

•      benefit expenses as a percentage of premiums (loss ratio); and

•      operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

Group Disability and Life segment financial summary	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$1,112	$1,098	1%	$2,233	$2,207	1%
Adjusted income (loss) from operations	$83	$(12)	N/M%	$151	$3	N/M%
Adjusted margin	7.5%	(1.1)%	860bps	6.8%	0.1%	670bps
Loss ratio	76.3%	90.0%	1,370bps	77.3%	87.7%	1,040bps
Expense ratio	22.5%	22.5%	-bps	22.6%	22.4%	(20)bps

Adjusted income from operations.  We implemented modifications to our disability claims management process in the first quarter of 2016 that temporarily extended the claims processing cycle and significantly lowered our claim resolution rate.  As our modified claims management process has matured in recent periods, we have seen our claim resolution rate improve, resulting in significantly more favorable disability results in 2017.  We also had significantly unfavorable life claims experience in the second quarter of 2016 that negatively impacted results in that period.  Life claims have returned to normal levels in subsequent periods driving comparably favorable life results.  Life results in 2016 were further dampened by a $17 million after-tax unfavorable impact of reserve reviews.

Operating revenues increased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 due to business growth and higher investment income driven by higher asset levels.

The segment’s loss ratio decreased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 due to improvement in the disability claim resolution rate as noted above, lower disability new claim incidence and significantly improved life claims experience.

Operating expense ratio.  The operating expense ratio increased slightly for the six months ended June 30, 2017 compared with the same period in 2016 due to modestly higher claims management costs and selling expenses.

Other Operations

As described in the Segment Reporting introduction on page 58, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

Other Operations segment financial summary	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$118	$121	(2)%	$234	$238	(2)%
Adjusted income from operations	$19	$20	(5)%	$39	$40	(3)%
Adjusted margin	16.1%	16.5%	(40)bps	16.7%	16.8%	(10)bps

Adjusted income from operations was lower for the three months and six months ended June 30, 2017 compared with the same periods in 2016 due to less favorable claims experience and lower interest margins in the COLI business.

Operating revenues decreased for the three months and six months ended June 30, 2017 compared with the same periods in 2016 primarily due to lower investment income yields partially offset by lower ceded premiums in the COLI business.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, certain litigation matters, intersegment eliminations, compensation cost for stock options and related excess tax benefits, expense associated with our frozen pension plans and certain overhead and project costs.

Corporate financial summary	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Adjusted (loss) from operations	$(48)	$(62)	23%	$(101)	$(107)	6%

Corporate’s adjusted loss from operations was lower for the three months and six months ended June 30, 2017 compared with the same periods in 2016, primarily due to higher excess tax benefits on stock compensation driven by increased option exercise activity in 2017.  For the six months ended June 30, 2017, higher net investment income also contributed to the lower loss, partially offset by higher operating expenses.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of June 30, 2017 and December 31, 2016.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	June 30,	December 31,
(In millions)	2017	2016
Fixed maturities	$22,513	$20,961
Equity securities	635	583
Commercial mortgage loans	1,741	1,666
Policy loans	1,442	1,452
Other long-term investments	1,463	1,462
Short-term investments	138	691
Total investment assets	$27,932	$26,815

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

The following table reflects our fixed maturity portfolio by type of issuer as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(In millions)	2017	2016
Federal government and agency	$900	$877
State and local government	1,381	1,435
Foreign government	2,313	2,113
Corporate	17,436	16,050
Mortgage and other asset-backed	483	486
Total fixed maturities	$22,513	$20,961

The fixed maturity portfolio increased $1.6 billion during the six months ended June 30, 2017, primarily reflecting an increase in investable funds.  As of June 30, 2017, $19.9 billion, or 88%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.6 billion were below investment grade.  The majority of the bonds that were below investment grade were rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $30 million as of June 30, 2017.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of June 30, 2017.  These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also included $225 million of investments in European sovereign debt, none of which were in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

Corporate.  As of June 30, 2017, corporate fixed maturities included the following:

•               Private placement investments were $5.6 billion.  These investments are generally less marketable than publicly-traded bonds, however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•               Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $413 million.  These investments have an average quality rating of Baa3 and are diversified by industry sector, including approximately 2% invested in financial institutions.

•               Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $11 million.  These investments had an average quality rating of Baa2 and were diversified by issuer with no exposure greater than $65 million.

•               Retail sector fixed maturity investments were approximately $440 million with gross unrealized losses of $4 million.  These investments had an average quality rating of Baa1 and were diversified across approximately 45 issuers with no exposure exceeding $40 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity had an investment portfolio of approximately $4.2 billion that is primarily invested in local Chinese corporate and government fixed maturities and has no investments with a material unrealized loss as of June 30, 2017.

Equity Securities

As of June 30, 2017, approximately $400 million in equity securities were invested in an exchange traded fund (“ETF”) as part of a program to invest available funds in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and there was a gross unrealized gain of $6 million as of June 30, 2017 due to a decrease in market yields since purchase.

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

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2017. The results of the 2017 review were in line with the prior year and confirmed the strength of the overall portfolio.  For further discussion of the results of this review and changes in key loan metrics, see Note 10 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  As of June 30, 2017, we had $137 million of commercial mortgage loans in the retail sector for various shopping centers in the U.S.  The loan-to-value ratio for these loans was 49%, and the debt service coverage ratio was 2.15.  All of these loans were current.

As of June 30, 2017, the $1.7 billion commercial mortgage loan portfolio consisted of approximately 60 loans, including one impaired loan with a carrying value of $5 million, net of a $1 million reserve, that was classified as a problem loan.  As of June 30, 2017, we had $103 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

As of June 30, 2017, other long-term investments of $1.5 billion included investments in security partnership and real estate funds as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 125 separate partnerships, and approximately 70 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2017 or 2016.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2017			December 31, 2016
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$54	$(9)	$45	$70	$(9)	$61
Problem commercial mortgage loans	6	(1)	5	26	(5)	21
Foreclosed real estate	48	-	48	49	-	49
Total problem investments	$108	$(10)	$98	$145	$(14)	$131

Potential problem bonds	$15	$(8)	$7	$12	$(7)	$5
Potential problem commercial mortgage loans	-	-	-	-	-	-
Total potential problem investments	$15	$(8)	$7	$12	$(7)	$5

Problem and potential problem investments decreased by $31 million since December 31, 2016 due to payoffs and paydowns of problem bonds and mortgage loans and new impairments on problem bonds.

Investment Outlook

Although financial markets in the United States remained stable during the first half of 2017, we continue to closely monitor global macroeconomic trends and the potential impact to our investment portfolio.  Recently, the retail sector of the U.S. economy has shown some weakness and that trend is expected to continue.  See the fixed maturities and commercial mortgage loan sections for further information on our investments in that sector.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2016 Form 10-K.  As of June 30, 2017, there are no material changes in our risk exposures from that reported in our 2016 Form 10-K.

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

Item 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2017	501,603	$ 152.70	501,353	$ 3,432,234,183
May 1-31, 2017	1,454,307	$ 161.01	1,376,108	$ 3,210,810,676
June 1-30, 2017	2,356,307	$ 167.36	2,355,629	$ 2,816,574,122
Total	4,312,217	$ 163.51	4,233,090	N/A

(1) Includes shares tendered by employees as payment of taxes withheld upon issuance of the global employee stock award and the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 250 shares in April, 78,199 shares in May and 678 shares in June 2017.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  From July 1, 2017 through August 3, 2017, the Company repurchased 1.8 million shares for approximately $308 million.  The remaining share repurchase authorization under the program was $2.5 billion as of August 3, 2017.

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

Cigna Corporation

Date:	August 4, 2017
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

Number	Description	Method of Filing

3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1*	Offer letter for Eric P. Palmer dated June 16, 2017	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed June 19, 2017 and incorporated herein by reference.
10.2*	Agreement and Release between the Company and Thomas A. McCarthy dated June 16, 2017	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed June 19, 2017 and incorporated herein by reference.
10.3*	Advisory Services Agreement between the Company and Thomas A. McCarthy dated June 16, 2017	Filed as Exhibit 10.3 to the registrant’s Form 8-K filed June 19, 2017 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

*Management contracts and compensatory plans or arrangements.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA  19192.

E-1