Form 10-Q
period 2017-09-30
CIGNA CORP
filed 2017-11-02
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

• whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 20, 2017, 246,549,706 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In millions, except per share amounts)	2017	2016	2017	2016
Revenues:
Premiums	$8,030	$7,605	$24,143	$23,005
Fees and other revenues	1,204	1,156	3,619	3,554
Net investment income	298	282	909	848
Mail order pharmacy revenues	733	762	2,200	2,207
Realized investment gains (losses):
Other-than-temporary impairments on fixed maturities	(6)	(1)	(15)	(31)
Other realized investment gains, net	123	76	229	141
Net realized investment gains	117	75	214	110
TOTAL REVENUES	10,382	9,880	31,085	29,724
Benefits and expenses:
Global Health Care medical costs	4,880	4,692	14,789	14,230
Other benefit expenses	1,342	1,343	4,044	4,125
Mail order pharmacy costs	612	638	1,819	1,842
Other operating expenses	2,696	2,428	7,497	7,038
Amortization of other acquired intangible assets, net	28	37	88	115
TOTAL BENEFITS AND EXPENSES	9,558	9,138	28,237	27,350
Income before income taxes	824	742	2,848	2,374
Income taxes:
Current	231	210	821	842
Deferred	31	80	62	63
TOTAL INCOME TAXES	262	290	883	905
Net Income	562	452	1,965	1,469
Less: Net income (loss) attributable to noncontrolling interests	2	(4)	(6)	(16)
SHAREHOLDERS’ NET INCOME	$560	$456	$1,971	$1,485
Shareholders’ net income per share:
Basic	$2.25	$1.78	$7.79	$5.82
Diluted	$2.21	$1.76	$7.67	$5.72
Dividends declared per share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Shareholders’ net income	$560	$456	$1,971	$1,485
Shareholders’ other comprehensive income, net of tax:
Net unrealized appreciation (depreciation), securities	(22)	66	52	416
Net unrealized (depreciation), derivatives	-	(1)	(3)	(5)
Net translation of foreign currencies	34	55	173	96
Postretirement benefits liability adjustment	10	9	36	28
Shareholders’ other comprehensive income, net of tax	22	129	258	535
Shareholders’ comprehensive income	582	585	2,229	2,020
Comprehensive income (loss) attributable to noncontrolling interests:
Net income (loss) attributable to redeemable noncontrolling interests	2	(1)	(1)	(4)
Net (loss) attributable to other noncontrolling interests	-	(3)	(5)	(12)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	-	(3)	-	(1)
Total comprehensive income (loss) attributable to noncontrolling interests	2	(7)	(6)	(17)
TOTAL COMPREHENSIVE INCOME	$584	$578	$2,223	$2,003

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	September 30,	December 31,
(In millions, except per share amounts)	2017	2016
Assets:
Investments:
Fixed maturities, at fair value (amortized cost, $21,670; $19,942)	$22,944	$20,961
Equity securities, at fair value (cost, $643; $583)	641	583
Commercial mortgage loans	1,684	1,666
Policy loans	1,393	1,452
Other long-term investments	1,408	1,462
Short-term investments	175	691
Total investments	28,245	26,815
Cash and cash equivalents	3,656	3,185
Premiums, accounts and notes receivable, net	3,308	3,077
Reinsurance recoverables	6,161	6,478
Deferred policy acquisition costs	2,073	1,818
Property and equipment	1,526	1,536
Deferred tax assets, net	172	304
Goodwill	6,001	5,980
Other assets, including other intangibles	2,362	2,227
Separate account assets	8,432	7,940
TOTAL ASSETS	$61,936	$59,360
Liabilities:
Contractholder deposit funds	$8,246	$8,458
Future policy benefits	9,857	9,648
Unpaid claims and claim expenses	5,077	4,917
Global Health Care medical costs payable	2,783	2,532
Unearned premiums	1,194	634
Total insurance and contractholder liabilities	27,157	26,189
Accounts payable, accrued expenses and other liabilities	6,802	6,414
Short-term debt	141	276
Long-term debt	5,207	4,756
Separate account liabilities	8,432	7,940
TOTAL LIABILITIES	47,739	45,575
Contingencies — Note 16
Redeemable noncontrolling interests	52	58
Shareholders’ Equity:
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,929	2,892
Accumulated other comprehensive (loss)	(1,124)	(1,382)
Retained earnings	15,590	13,855
Less treasury stock, at cost	(3,324)	(1,716)
TOTAL SHAREHOLDERS’ EQUITY	14,145	13,723
Other noncontrolling interests	-	4
Total equity	14,145	13,727
Total liabilities and equity	$61,936	$59,360
SHAREHOLDERS’ EQUITY PER SHARE	$57.13	$53.42

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the three months ended September 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at July 1, 2017	$74	$2,922	$(1,146)-	$15,102	$(2,406)	$14,546	$1	$14,547	$58
Effect of issuing stock for employee benefit plans		7		(72)	128	63		63
Other comprehensive income			22			22		22
Net income (loss)				560		560		560	2
Repurchase of common stock					(1,046)	(1,046)		(1,046)
Other transactions impacting noncontrolling interests						-	(1)	(1)	(8)
BALANCE AT SEPTEMBER 30, 2017	$74	$2,929	$(1,124)	$15,590	$(3,324)	$14,145	$-	$14,145	$52

For the three months ended September 30, 2016
Balance at July 1, 2016	$74	$2,879	$(844)	$13,046	$(1,799)	$13,356	$8	$13,364	$71
Effect of issuing stock for employee benefit plans		7		(15)	43	35		35
Other comprehensive income (loss)			129			129		129	(3)
Net income (loss)				456		456	(3)	453	(1)
Other transactions impacting noncontrolling interests		(2)				(2)	3	1	1
BALANCE AT SEPTEMBER 30, 2016	$74	$2,884	$(715)	$13,487	$(1,756)	$13,974	$8	$13,982	$68

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other non-		Non-
For the nine months ended September 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests
Balance at January 1, 2017	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Effect of issuing stock for employee benefit plans		40		(226)	380	194		194
Other comprehensive income			258			258		258
Net income (loss)				1,971		1,971	(5)	1,966	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(1,988)	(1,988)		(1,988)
Other transactions impacting noncontrolling interests		(3)				(3)	1	(2)	(5)
BALANCE AT SEPTEMBER 30, 2017	$74	$2,929	$(1,124)	$15,590	$(3,324)	$14,145	$-	$14,145	$52

For the nine months ended September 30, 2016
Balance at January 1, 2016	$74	$2,859	$(1,250)	$12,121	$(1,769)	$12,035	$9	$12,044	$69
Effect of issuing stock for employee benefit plans		38		(109)	123	52		52
Other comprehensive income (loss)			535			535		535	(1)
Net income (loss)				1,485		1,485	(12)	1,473	(4)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(13)				(13)	11	(2)	4
BALANCE AT SEPTEMBER 30, 2016	$74	$2,884	$(715)	$13,487	$(1,756)	$13,974	$8	$13,982	$68

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2017	2016
Cash Flows from Operating Activities
Net income	$1,965	$1,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	425	460
Realized investment (gains)	(214)	(110)
Deferred income taxes	62	63
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(190)	184
Reinsurance recoverables	144	132
Deferred policy acquisition costs	(209)	(167)
Other assets	(156)	(32)
Insurance liabilities	988	1,098
Accounts payable, accrued expenses and other liabilities	221	9
Current income taxes	7	(57)
Debt extinguishment costs	321	-
Distributions from partnership investments (1)	114	105
Other, net	33	25
NET CASH PROVIDED BY OPERATING ACTIVITIES (1)	3,511	3,179
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,376	1,012
Investment maturities and repayments:
Fixed maturities and equity securities	1,444	1,178
Commercial mortgage loans	253	117
Other sales, maturities and repayments (primarily short-term and other long-term investments) (1)	1,486	799
Investments purchased or originated:
Fixed maturities and equity securities	(4,292)	(2,894)
Commercial mortgage loans	(272)	(121)
Other (primarily short-term and other long-term investments)	(722)	(1,317)
Property and equipment purchases	(340)	(362)
Acquisitions, net of cash acquired	(33)	(5)
Other	-	(101)
NET CASH (USED IN) INVESTING ACTIVITIES (1)	(1,100)	(1,694)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	965	1,133
Withdrawals and benefit payments from contractholder deposit funds	(1,079)	(1,042)
Net change in short-term debt	(16)	(143)
Payments for debt extinguishment	(313)	-
Repayment of long-term debt	(1,250)	-
Net proceeds on issuance of long-term debt	1,584	-
Repurchase of common stock	(1,961)	(139)
Issuance of common stock	111	23
Other, net	(9)	(87)
NET CASH (USED IN) FINANCING ACTIVITIES	(1,968)	(255)
Effect of foreign currency rate changes on cash and cash equivalents	28	26
Net increase in cash and cash equivalents	471	1,256
Cash and cash equivalents, January 1,	3,185	1,968
Cash and cash equivalents, September 30,	$3,656	$3,224
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$812	$904
Interest paid	$197	$192

(1) As required in adopting Accounting Standard Update (“ASU”) 2016-15, the Company retrospectively reclassified $105 million of cash distributions from partnership earnings from investing to operating activities for the nine months ended September 30, 2016.  The comparable amount reported in operating activities in 2017 was $114 million.  See Note 2 for further discussion.

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

Global Supplemental Benefits includes supplemental health, life and accident insurance products offered primarily in selected international markets and in the U.S.

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
Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (Accounting Standards Update (“ASU”) 2016-15) Early adopted as of December 31, 2016

Specifies how certain transactions should be classified in the statement of cash flows.  While the standard addresses multiple types of transactions, only a change in the treatment of distributions from equity method investments impacted the Company.

Effects of adoption:  using the nature of distribution approach, the Company reported $114 million of cash receipts related to distributions from partnership earnings in operating activities for the nine months ended September 30, 2017.  The Company reclassified $105 million of cash receipts for the nine months ended September 30, 2016 from investing to operating activities in the Consolidated Statements of Cash Flows.

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
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) Required as of January 1, 2018

Requires:

• Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

• Cumulative effect adjustment to the beginning balance of retained earnings at adoption

Expected effects:

• Certain limited partnership interests carried at cost of $220 million as of September 30, 2017 will be reported at fair value at adoption.

• An increase to retained earnings of approximately $50 million, after-tax, if implemented as of September 30, 2017.  Actual cumulative effect adjustment will depend on investments held and market conditions at adoption.

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

• New disclosures including the presentation of relevant categories of revenues and information about related contract assets and liabilities

• Adoption through retrospective restatement with or without using certain practical expedients or adoption with a cumulative effect adjustment

Expected effects:

• Guidance applies to the Company’s non-insurance, administrative service and mail order pharmacy contracts but does not apply to certain contracts within the scope of other GAAP, such as the Company’s insurance and investment contracts accounted for under ASC 944.

• The Company has largely completed its evaluation of the new requirements and does not expect the adoption of the new guidance to have a material impact to its pattern of revenue recognition or net income.

• The Company expects to adopt the new guidance through retrospective restatement and is currently working to develop required disclosures and restate historical periods in line with its chosen method of adoption.  The Company does not anticipate significant changes to its systems, processes or controls.

• The Company expects the cumulative effect of implementing this guidance to result in an immaterial decrease to January 1, 2017 shareholders’ equity due to the establishment of a contract liability for service fee revenue that must be deferred and allocated to services provided after the termination of certain administrative service contracts.

• Adoption of this new guidance is expected to result in reclassifications within the Consolidated Statements of Income due to changes in the Company’s accounting policy as a result of clarifications in the new guidance and its related interpretations.

Targeted improvements to accounting for hedging activities (ASU 2017-12) Required as of January 1, 2019, early adoption permitted

Relaxes requirements for financial and nonfinancial hedging strategies to be eligible for hedge accounting and changes how companies assess effectiveness.  It also amends presentation and disclosure requirements to improve transparency about uses and results of hedging programs.

Expected effects:  the Company is evaluating the effects of and implementation timing for this new guidance.

Note 3 – Mergers and Acquisitions

Termination of Proposed Merger with Anthem, Inc. (“Anthem”)

On May 12, 2017, Cigna announced that the merger agreement between the Company and Anthem had been terminated.  See Note 16(E) for discussion of ongoing litigation related to the termination of the merger agreement.

The following table presents merger-related costs incurred by the Company for the three months and nine months ended September 30, 2017 and 2016.  Merger-related costs primarily consist of fees for legal, advisory and other professional services.  In addition, because the merger was not consummated, certain merger-related costs that were previously not deductible for federal income tax purposes became deductible.  The Company recognized an incremental tax benefit for these newly deductible costs in the second quarter of 2017 as presented below.

	Three Months Ended
	September 30, 2017		September 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Merger-related transaction costs	$9	$6	$49	$46
Tax (benefit) - previously non-deductible costs	-	-	-	-
Merger-related transaction costs (benefits), net	$9	$6	$49	$46

	Nine Months Ended
	September 30, 2017		September 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Merger-related transaction costs	$88	$67	$123	$108
Tax (benefit) - previously non-deductible costs	-	(59)	-	-
Merger-related transaction costs, net	$88	$8	$123	$108

Acquisitions

The Company completed certain acquisitions during 2017 that were not material to its results of operations, liquidity or financial condition.

Note 4 – Earnings Per Share

Basic and diluted earnings per share (“EPS”) were computed as follows:

	Three Months Ended
	September 30, 2017			September 30, 2016
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$560		$560	$456		$456
Shares:
Weighted average	249,242		249,242	255,519		255,519
Common stock equivalents		4,168	4,168		4,235	4,235
Total shares	249,242	4,168	253,410	255,519	4,235	259,754
EPS	$2.25	$(0.04)	$2.21	$1.78	$(0.02)	$1.76

	Nine Months Ended
	September 30, 2017			September 30, 2016
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,971		$1,971	$1,485		$1,485
Shares:
Weighted average	252,980		252,980	255,242		255,242
Common stock equivalents		4,078	4,078		4,326	4,326
Total shares	252,980	4,078	257,058	255,242	4,326	259,568
EPS	$7.79	$(0.12)	$7.67	$5.82	$(0.10)	$5.72

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2017 and 2016 because their effect was anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Anti-dilutive options	-	2.6	1.2	2.2

The Company held 48,572,794 shares of common stock in Treasury as of September 30, 2017, and 39,425,208 shares as of September 30, 2016.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	September 30,	December 31,
(In millions)	2017	2016
Short-term:
Current maturities of long-term debt	$131	$250
Other, including capital leases	10	26
Total short-term debt	$141	$276
Long-term:
$131 million, 6.35% Notes due 2018	$-	$131
$250 million, 4.375% Notes due 2020 (1)	252	252
$300 million, 5.125% Notes due 2020 (1)	301	301
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	301	302
$750 million, 4% Notes due 2022	745	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	894	893
$600 million, 3.05% Notes due 2027	594	-
$259 million, 7.875% Debentures due 2027 (2)	258	299
$45 million, 8.3% Step Down Notes due 2033 (2)	45	82
$191 million, 6.15% Notes due 2036 (2)	190	498
$121 million, 5.875% Notes due 2041 (2)	119	296
$317 million, 5.375% Notes due 2042 (2)	314	743
$1,000 million, 3.875% Notes due 2047	987	-
Other, including capital leases	12	20
Total long-term debt	$5,207	$4,756

(1) The Company has entered into interest rate swap contracts hedging a portion of these fixed-rate debt instruments.  See Note 11 for further information about the Company’s interest rate risk management and these derivative instruments.

(2) The Company redeemed a portion of these debt issues through a cash tender offer in September 2017, the aggregate amount of which was $1.0 billion.

In the third quarter of 2017, the Company entered into two significant debt transactions: the issuance of new debt and a cash tender offer to retire a portion of outstanding debt.  These transactions are described in more detail below.

On September 14, 2017, the Company issued new long-term debt as follows:

(In millions)
Debt Instrument	Principal	Term	Maturity	Stated Interest Rate	Effective Interest Rate	Amount net of discount and fees	Interest payment dates

10-Year Notes	$ 600	10-Year	October 15, 2027	3.05%	3.183%	$594	April 15 and October 15
30-Year Notes	$ 1,000	30-Year	October 15, 2047	3.875%	3.951%	$987	April 15 and October 15

The proceeds of this debt were mainly used to pay the consideration for the cash tender offer as described below.  The Company intends to use the remaining proceeds for general corporate purposes, including the maturity of its Notes due in 2018.

At any time prior to July 15, 2027 (three months prior to the maturity date of the 10-Year Notes) or April 15, 2047 (six months prior to the maturity date of the 30-Year Notes), the Company may redeem the 10-Year Notes or the 30-Year Notes, in whole or in part, with accrued and unpaid interest, at a redemption price equal to the greater of:

•         100% of the principal amount of the applicable Notes; or

•                  the sum of the present values of the remaining scheduled payments of principal and interest (excluding interest accrued at the redemption date) from the redemption date to the maturity date discounted to the redemption date at the applicable Treasury Rate plus 15 basis points for the 10-Year Notes and 20 basis points for the 30-Year Notes,

In the third quarter of 2017, the Company completed a cash tender offer to purchase $1.0 billion of aggregate principal amount of certain of its outstanding debt securities.  The Company recorded a pre-tax loss of $321 million ($209 million after-tax), consisting primarily of premium payments on the tender.

During the first quarter of 2017, the Company repaid $250 million of long-term notes that had matured.

The Company has a five-year revolving credit and letter of credit agreement for $1.5 billion that permits up to $500 million to be used for letters of credit.  This agreement extends through December 12, 2019 and is diversified among 16 banks, with 3 banks each having 12% of the commitment and the remainder spread among 13 banks in varying amounts.  The credit agreement includes options subject to consent by the administrative agent and the committing banks to increase the commitment amount to $2 billion and to extend the term past December 12, 2019.  The credit agreement is available for general corporate purposes, including for the issuance of letters of credit.  The credit agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 0.50.  The leverage ratio calculation excludes the following items that are included in accumulated other comprehensive loss on the Company’s consolidated balance sheets: net unrealized appreciation on fixed maturities and the portion of the post-retirement benefits liability adjustment attributable to pension.

In addition to the $5.3 billion of debt outstanding as of September 30, 2017, the Company had $9.8 billion of borrowing capacity within the maximum debt coverage covenant in the credit agreement.  This additional borrowing capacity includes the $1.5 billion available under the credit agreement.  Letters of credit outstanding as of September 30, 2017 totaled $11 million.

The Company was in compliance with its debt covenants as of September 30, 2017.

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

Activity in medical costs payable was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In millions)	2017	2016	2017	2016
Beginning balance	$2,848	$2,577	$2,532	$2,355
Less: Reinsurance and other amounts recoverable	259	208	275	243
Beginning balance, net	2,589	2,369	2,257	2,112
Incurred costs related to:
Current year	4,910	4,697	15,057	14,318
Prior years	(30)	(5)	(268)	(88)
Total incurred	4,880	4,692	14,789	14,230
Paid costs related to:
Current year	4,901	4,705	12,794	12,285
Prior years	46	82	1,730	1,783
Total paid	4,947	4,787	14,524	14,068
Ending balance, net	2,522	2,274	2,522	2,274
Add: Reinsurance and other amounts recoverable	261	276	261	276
Ending balance	$2,783	$2,550	$2,783	$2,550

Reinsurance and other amounts recoverable in the above table includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.6 billion at September 30, 2017 and $2.4 billion at September 30, 2016.  The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the periods ended September 30, incurred costs related to prior years were attributable to the following factors:

	Three Months Ended
(Dollars in millions)	September 30, 2017		September 30, 2016
	$	%(1)	$	%(2)
Actual completion factors	$20	0.1%	$2	-%
Medical cost trend	10	0.1	3	-
Total favorable (unfavorable) variance	$30	0.2%	$5	-%

	Nine Months Ended
(Dollars in millions)	September 30, 2017		September 30, 2016
	$	%(1)	$	%(2)
Actual completion factors	$128	0.7%	$65	0.3%
Medical cost trend	131	0.7	31	0.2
Other (3)	9	-	(8)	-
Total favorable (unfavorable) variance	$268	1.4%	$88	0.5%

(1) Percentage of current year incurred costs as reported for the year ended December 31, 2016.

(2) Percentage of current year incurred costs as reported for the year ended December 31, 2015.

(3) Other amounts in 2017 primarily related to an increase in the 2016 reinsurance reimbursement rate from the Centers for Medicare and Medicaid Services (“CMS”) under the Patient Protection and Affordable Care Act (the “Health Care Reform Act”).  Other amounts in 2016 primarily related to increased medical costs in the Government segment resulting from sharing of additional risk adjustment revenue with providers.

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

Favorable prior year development increased shareholders’ net income by $19 million for the three months and $116 million for the nine months ended September 30, 2017.  Attribution of this development was divided almost equally between medical cost trend and completion factors, resulting from lower than expected utilization of medical services.  For the three months and nine months ended September 30, 2016 prior year development was not significant.

Note 7 — Liabilities for Unpaid Claims and Claim Expenses

The following information relates to unpaid claims and claim expense liabilities for short-duration insurance contracts other than those sold by the Global Health Care segment.  See Note 8 to the Consolidated Financial Statements in the Company’s 2016 Form 10-K for further information about the assumptions and estimates used to establish this liability.

The liability for unpaid claims and claim expenses by segment as of September 30 is as follows:

(In millions)	September 30, 2017	September 30, 2016
Group Disability and Life	$4,442	$4,288
Global Supplemental Benefits	453	392
Other Operations	182	209
Unpaid claims and claim expenses	$5,077	$4,889

Activity in the Group Disability and Life and the Global Supplemental Benefits segments’ liabilities for unpaid claims and claim expenses is presented in the following table.  Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Beginning balance	$4,852	$4,618	$4,726	$4,359
Less: Reinsurance	130	120	121	115
Beginning balance, net	4,722	4,498	4,605	4,244
Incurred claims related to:
Current year	1,066	1,046	3,290	3,158
Prior years:
Interest accretion	36	40	119	125
All other incurred	12	4	(59)	90
Total incurred	1,114	1,090	3,350	3,373
Paid claims related to:
Current year	806	761	1,880	1,771
Prior years	269	275	1,327	1,295
Total paid	1,075	1,036	3,207	3,066
Foreign currency	—	7	13	8
Ending balance, net	4,761	4,559	4,761	4,559
Add: Reinsurance	134	121	134	121
Ending balance	$4,895	$4,680	$4,895	$4,680

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving, and is therefore the basis for determining the rate used to discount these liabilities.  Accordingly, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and can vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business and variations in mortality and morbidity being the most significant factors for other business.  Favorable prior year incurred claims reported for the nine months ended September 30, 2017 largely reflect improved claim resolution rates.  Unfavorable prior year incurred claims reported for the nine months ended September 30, 2016 included the impact of modifications made to our disability claims management process and a period of elevated life claims.

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

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	September 30, 2017	December 31, 2016	Collateral and Other Terms at September 30, 2017

Ongoing operations:

Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$450	$478

Recoverables from approximately 80 reinsurers, used in the ordinary course of business.  Current balances range from less than $1 million up to $84 million.  Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s, and 12% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		450	478

Acquisition, disposition or runoff activities:

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,463	3,586	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	989	1,085	100% secured by assets in a trust.

	Other	37	44	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	870	921	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	286	297	100% secured by assets in a trust.

Other run-off reinsurance	Various	66	67	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,711	6,000

Total reinsurance recoverables		$6,161	$6,478

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

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Ceded premiums:
Individual life insurance and annuity business sold	$33	$37	$105	$118
Other	70	94	205	262
Total ceded premiums	$103	$131	$310	$380
Reinsurance recoveries:
Individual life insurance and annuity business sold	$62	$77	$198	$211
Other	33	8	79	209
Total reinsurance recoveries	$95	$85	$277	$420

The decrease in reinsurance recoveries for the nine months ended September 30, 2017 compared to the same period in 2016 is primarily due to the ceded GMDB business.  The ceded reserves decreased during 2017 primarily due to favorable equity market conditions, while in 2016 the ceded reserves increased due to changes in the capital market and other assumptions that are used to calculate the reserves.

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments in this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.5 billion remaining as of September 30, 2017.

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

Activity in future policy benefit reserves for the GMDB business was as follows:

	For the period ended
	September 30,	December 31,
(In millions)	2017	2016
Balance at January 1	$1,224	$1,252
Add: Unpaid claims	16	18
Less: Reinsurance and other amounts recoverable	1,129	1,164
Balance at January 1, net	111	106
Add: Incurred benefits	-	4
Less: Paid benefits (recoveries)	(1)	(1)
Ending balance, net	112	111
Less: Unpaid claims	17	16
Add: Reinsurance and other amounts recoverable	1,027	1,129
Ending balance	$1,122	$1,224

Incurred and paid benefits are net of ceded amounts.  Unpaid claims are presented before deducting ceded amounts.

The table below presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  The Company will be reimbursed in full for these payments unless the Berkshire reinsurance limit is exceeded.

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2017	December 31, 2016
Account value	$10,797	$10,650
Net amount at risk	$2,187	$2,458
Number of contractholders	265,000	285,000

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

As of September 30, 2017 and December 31, 2016, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer	September 30, 2017	December 31, 2016	Collateral and Other Terms at September 30, 2017

GMIB	Berkshire	$369	$370	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	227	227
	Liberty Re (Bermuda) Ltd.	202	202	92% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$798	$799

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

•                  all annuitants elected to receive their benefit on the next available date (2017 through 2021); and

•                  all underlying mutual fund investment values remained at the September 30, 2017 value of $815 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, GMIB exposure is $615 million that is lower than the recorded liability for GMIB calculated using fair value assumptions.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following tables provide information as of September 30, 2017 and December 31, 2016 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately under the heading “separate account assets” as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(In millions)	(Level 1)	(Level 2)	(Level 3)	Total
September 30, 2017
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$376	$526	$-	$902
State and local government	-	1,323	-	1,323
Foreign government	-	2,268	39	2,307
Corporate	-	17,423	510	17,933
Mortgage and other asset-backed	-	333	146	479
Total fixed maturities (1)	376	21,873	695	22,944
Equity securities	411	121	109	641
Subtotal	787	21,994	804	23,585
Short-term investments	-	175	-	175
GMIB assets	-	-	798	798
Other derivative assets	-	1	-	1
Total financial assets at fair value, excluding separate accounts	$787	$22,170	$1,602	$24,559
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$780	$780
Other derivative liabilities	-	19	-	19
Total financial liabilities at fair value, excluding separate accounts	$-	$19	$780	$799

December 31, 2016
Financial assets at fair value:
Fixed maturities:
Federal government and agency	$374	$503	$-	$877
State and local government	-	1,435	-	1,435
Foreign government	-	2,066	47	2,113
Corporate	-	15,552	498	16,050
Mortgage and other asset-backed	-	329	157	486
Total fixed maturities (1)	374	19,885	702	20,961
Equity securities	396	113	74	583
Subtotal	770	19,998	776	21,544
Short-term investments	-	691	-	691
GMIB assets	-	-	799	799
Other derivative assets	-	10	-	10
Total financial assets at fair value, excluding separate accounts	$770	$20,699	$1,575	$23,044
Financial liabilities at fair value:
GMIB liabilities	$-	$-	$780	$780
Other derivative liabilities	-	5	-	5
Total financial liabilities at fair value, excluding separate accounts	$-	$5	$780	$785

(1) At September 30, 2017, fixed maturities includes $627 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $16 million of appreciation for securities classified in Level 3.  At December 31, 2016, fixed maturities includes $524 million of net appreciation required to adjust future policy benefits for run-off settlement annuity business including $14 million of appreciation for securities classified in Level 3.  See Note 10 for additional information.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of September 30, 2017 or December 31, 2016.  Level 2 also includes exchange-traded interest rate swap contracts.  Credit risk related to the clearinghouse counterparty and the Company is considered minimal when estimating the fair values of these derivatives because of upfront margin deposits and daily settlement requirements.  The nature and use of these other derivatives are described in Note 11.

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

Quantitative Information about Unobservable Inputs

The following tables summarize the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of September 30, 2017 and December 31, 2016.  The range and weighted average basis point amounts (“bps”)  for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of September 30, 2017
Fixed maturities:
Mortgage and other asset-backed securities	$146	Liquidity	60 - 350 (90) bps
		Weighting of credit spreads	180 - 280 (220) bps
Corporate and government fixed maturities	523	Liquidity	70 - 930 (260) bps
Total fixed maturities	669
Equity securities:
Private equity securities	76	Price-to-EBITDA multiples	5.0 - 12.0 (8.5)
Hybrid equity securities	33	Liquidity	270 (270) bps
Total equity securities	109
Subtotal	778
Securities not priced by the Company(1)	26
Total Level 3 securities	$804

(1) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

(Fair value in millions)	Fair Value	Unobservable Input	Unobservable Adjustment Range (Weighted Average)
As of December 31, 2016
Fixed maturities:
Mortgage and other asset-backed securities	$157	Liquidity	60 - 330 (90) bps
		Weighting of credit spreads	160 - 470 (230) bps
Corporate and government fixed maturities	490	Liquidity	80 - 1,300 (340) bps
Total fixed maturities	647
Private equity securities	74	Price-to-EBITDA multiples	4.2 - 11.6 (8.5)
Subtotal	721
Securities not priced by the Company(1)	55
Total Level 3 securities	$776

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following tables summarize the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2017 and 2016.  Separate account asset changes are reported separately under the heading “separate account assets” as the changes in fair values of these assets accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, 2017	Changes in Level 3 financial assets and financial liabilities
(In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2017	$751	$777	$(764)	$13
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	40	(40)	-
Other	(2)	(1)	6	5
Total gains (losses) included in shareholders’ net income	(2)	39	(34)	5
Losses included in other comprehensive income	(9)	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(2)	-	-	-
Purchases, sales and settlements:
Purchases	37	-	-	-
Sales	(3)	-	-	-
Settlements	(30)	(18)	18	-
Total purchases, sales and settlements	4	(18)	18	-
Transfers into/(out of) Level 3:
Transfers into Level 3	178	-	-	-
Transfers out of Level 3	(116)	-	-	-
Total transfers into/(out of) Level 3	62	-	-	-
Balance at September 30, 2017	$804	$798	$(780)	$18
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$1	$39	$(34)	$5

(1)  Amounts do not accrue to shareholders.

For the Three Months Ended September 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at July 1, 2016	$743	$975	$(947)	$28
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	(22)	22	-
Other	-	1	(6)	(5)
Total gains (losses) included in shareholders’ net income	-	(21)	16	(5)
Gains included in other comprehensive income	12	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	-	-	-	-
Purchases, sales and settlements:
Purchases	20	-	-	-
Sales	(1)	-	-	-
Settlements	(55)	(23)	23	-
Total purchases, sales and settlements	(36)	(23)	23	-
Transfers into/(out of) Level 3:
Transfers into Level 3	44	-	-	-
Transfers out of Level 3	(30)	-	-	-
Total transfers into/(out of) Level 3	14	-	-	-
Balance at September 30, 2016	$733	$931	$(908)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$(21)	$16	$(5)

For the Nine Months Ended September 30, 2017
Balance at January 1, 2017	$776	$799	$(780)	$19
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	44	(44)	-
Other	22	-	(1)	(1)
Total gains (losses) included in shareholders’ net income	22	44	(45)	(1)
Losses included in other comprehensive income	(12)	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	7	-	-	-
Purchases, sales and settlements:
Purchases	127	-	-	-
Sales	(73)	-	-	-
Settlements	(69)	(45)	45	-
Total purchases, sales and settlements	(15)	(45)	45	-
Transfers into/(out of) Level 3:
Transfers into Level 3	254	-	-	-
Transfers out of Level 3	(228)	-	-	-
Total transfers into/(out of) Level 3	26	-	-	-
Balance at September 30, 2017	$804	$798	$(780)	$18
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$-	$44	$(45)	$(1)

(1)  Amounts do not accrue to shareholders.

For the Nine Months Ended September 30, 2016 (In millions)	Fixed Maturities & Equity Securities	GMIB Assets	GMIB Liabilities	GMIB Net
Balance at January 1, 2016	$726	$907	$(885)	$22
Gains (losses) included in shareholders’ net income:
GMIB fair value gain/(loss)	-	71	(71)	-
Other	(16)	-	1	1
Total gains (losses) included in shareholders’ net income	(16)	71	(70)	1
Gains included in other comprehensive income	11	-	-	-
Gains required to adjust future policy benefits for settlement annuities (1)	35	-	-	-
Purchases, sales and settlements:
Purchases	67	-	-	-
Sales	(126)	-	-	-
Settlements	(71)	(47)	47	-
Total purchases, sales and settlements	(130)	(47)	47	-
Transfers into/(out of) Level 3:
Transfers into Level 3	235	-	-	-
Transfers out of Level 3	(128)	-	-	-
Total transfers into/(out of) Level 3	107	-	-	-
Balance at September 30, 2016	$733	$931	$(908)	$23
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(11)	$71	$(70)	$1

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  During 2017 and 2016, transfers between Level 2 and Level 3 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including metals, mining, energy, capital goods, consumer products and transportation services.

Separate account assets

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2016 Form 10-K for additional policy information related to separate accounts.

As of September 30, 2017 and December 31, 2016, separate account assets were as follows:

September 30, 2017 (In millions)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Guaranteed separate accounts - see Note 16(A)	$216	$313	$-	$529
Non-guaranteed separate accounts (1)	1,511	5,240	300	7,051
Subtotal	$1,727	$5,553	$300	7,580
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				852
Total separate account assets				$8,432

December 31, 2016
Guaranteed separate accounts - see Note 16(A)	$238	$262	$-	$500
Non-guaranteed separate accounts (1)	1,368	4,885	331	6,584
Subtotal	$1,606	$5,147	$331	7,084
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)				856
Total separate account assets				$7,940

(1)  Non-guaranteed separate accounts included $3.9 billion as of September 30, 2017 and $3.7 billion as of December 31, 2016 in assets supporting the Company’s pension plans, including $0.3 billion classified in Level 3 for both periods and $0.8 billion as of September 30, 2017 and $0.9 billion as of December 31, 2016 priced at net asset value (“NAV”) as a practical expedient.

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

Separate account assets classified in Level 3 primarily support Cigna’s pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below.  The following tables summarize the changes in separate account assets reported in Level 3 for the periods ending September 30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Balance, beginning of period	$316	$333	$331	$297
Policyholder gains (losses)	(1)	2	36	3
Purchases, sales and settlements:
Purchases	9	7	26	12
Sales	-	-	(52)	(1)
Settlements	(12)	(3)	(13)	(5)
Total purchases, sales and settlements	(3)	4	(39)	6
Transfers into/(out of) Level 3:
Transfers into Level 3	4	7	5	46
Transfers out of Level 3	(16)	-	(33)	(6)
Total transfers into/(out of) Level 3	(12)	7	(28)	40
Balance, end of period	$300	$346	$300	$346

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

	Fair Value as of		Unfunded	Redemption Frequency	Redemption Notice
(In millions)	September 30, 2017	December 31, 2016	Commitments	(if currently eligible) (1)	Period (1)
Securities Partnerships	$437	$424	$374	Not applicable	Not applicable
Real Estate Funds	237	231	-	Quarterly	45-90 days
Hedge Funds	178	201	-	Up to Annually, varying by fund	30-90 days
Total	$852	$856	$374

(1)  The attributes noted are effective as of September 30, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired.  Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in realized investment losses of $2 million after-tax for the nine months ended September 30, 2017 and $3 million after-tax for the nine months ended 2016.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2017 and December 31, 2016.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	September 30, 2017		December 31, 2016
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,700	$1,684	$1,682	$1,666
Contractholder deposit funds, excluding universal life products	Level 3	$1,145	$1,141	$1,215	$1,212
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,800	$5,326	$5,460	$4,991

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

Fair values of off-balance sheet financial instruments were not material as of September 30, 2017 and December 31, 2016.

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

A.            Investment Portfolio

Fixed Maturities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2017:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,365	$1,377
Due after one year through five years	6,894	7,135
Due after five years through ten years	9,260	9,528
Due after ten years	3,705	4,425
Mortgage and other asset-backed securities	446	479
Total fixed maturities	$21,670	$22,944

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
As of September 30, 2017
Federal government and agency	$666	$238	$(2)	$902
State and local government	1,223	102	(2)	1,323
Foreign government	2,205	119	(17)	2,307
Corporate	17,130	876	(73)	17,933
Mortgage and other asset-backed	446	34	(1)	479
Total fixed maturities	$21,670	$1,369	$(95)	$22,944
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,172	$630	$(3)	$2,799

(1) Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
As of December 31, 2016
Federal government and agency	$658	$223	$(4)	$877
State and local government	1,342	99	(6)	1,435
Foreign government	1,998	129	(14)	2,113
Corporate	15,483	716	(149)	16,050
Mortgage and other asset-backed	461	29	(4)	486
Total fixed maturities	$19,942	$1,196	$(177)	$20,961
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,196	$539	$(15)	$2,720

(1) Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

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

The table below summarizes fixed maturities in an unrealized loss position at September 30, 2017 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	September 30, 2017
	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues
One year or less:
Investment grade	$3,559	$3,617	$(58)	761
Below investment grade	$504	$517	$(13)	436
More than one year:
Investment grade	$533	$551	$(18)	170
Below investment grade	$112	$118	$(6)	22

Equity Securities

There are no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at September 30, 2017.

Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of September 30, 2017, fair values of these securities were $60 million and amortized cost was $73 million, compared with fair value of $36 million and amortized cost of $49 million as of December 31, 2016.

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

The following tables summarize the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2017 and December 31, 2016:

(In millions)
	Debt Service Coverage Ratio
	1.30x or	1.20x to	1.10x to	1.00x to	Less than
Loan-to-Value Ratios	Greater	1.29x	1.19x	1.09x	1.00x	Total
As of September 30, 2017
Below 50%	$304	$14	$-	$-	$45	$363
50% to 59%	651	27	-	-	-	678
60% to 69%	524	-	-	-	-	524
70% to 79%	84	-	-	-	35	119
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	-	-
Total	$1,563	$41	$-	$-	$80	$1,684

As of December 31, 2016
Below 50%	$335	$15	$-	$-	$-	$350
50% to 59%	517	46	-	30	-	593
60% to 69%	624	14	-	-	-	638
70% to 79%	-	-	29	-	35	64
80% to 89%	-	-	-	-	-	-
90% to 100%	-	-	-	-	21	21
Total	$1,476	$75	$29	$30	$56	$1,666

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2017 and included an analysis of each underlying property’s December 31, 2016 annual financial statements, rent rolls, operating plans and budgets for 2017, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value and categorizes the investments as loans in good standing, potential problem loans or problem loans.  Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the portfolio’s average loan-to-value ratio remained at 57% at September 30, 2017 compared with December 31, 2016, primarily due to stable collateral values in the majority of underlying properties.  The portfolio’s average debt service coverage ratio improved to 2.10 at September 30, 2017 compared with 1.95 at December 31, 2016, driven by loans paid off with lower debt service coverage ratios and new loans with higher debt service coverage ratios.

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

There are no problem or potential problem mortgage loans at September 30, 2017.  Problem and potential problem mortgage loans, net of valuation reserves, totaled $21 million at December 31, 2016.

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

There are no impaired commercial mortgage loans at September 30, 2017.  There was one impaired loan with a carrying value of $21 million, net of a $5 million valuation reserve, at December 31, 2016.

For the nine months ended September 30, 2017, the average recorded investment in impaired loans decreased to $10 million in 2017 compared with $83 million for the nine months ended September 30, 2016, primarily due to the foreclosure of one impaired loan and the full payoff of another.

Changes in valuation reserves for commercial mortgage loans were not material for the nine months ended September 30, 2017 and 2016.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	September 30,	December 31,
(In millions)	2017	2016
Corporate securities	$1,442	$2,234
Federal government securities	$953	$378
Foreign government securities	$145	$94
Money market funds	$14	$11

B.      Realized Investment Gains and Losses

The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Fixed maturities	$20	$7	$36	$(5)
Equity securities	6	(1)	40	-
Commercial mortgage loans	-	-	(1)	4
Other investments, including derivatives	91	69	139	111
Realized investment gains before income taxes	117	75	214	110
Less income taxes	42	27	74	39
Net realized investment gains	$75	$48	$140	$71

Included in these realized investment gains were pre-tax other-than-temporary impairments on debt securities and other asset write-downs of $19 million for the nine months ended September 30, 2017 and $44 million for the nine months ended September 30, 2016.

Realized gains reported in the above table in other investments, including derivatives for the three months and nine months ended September 30, 2017 and 2016, primarily reflected sales of real estate investments.

The following table presents sales information for available-for-sale fixed maturities and equity securities.  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Proceeds from sales	$446	$300	$1,376	$1,012
Gross gains on sales	$26	$9	$85	$43
Gross losses on sales	$3	$-	$7	$6

Note 11 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge the interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and discussed in Note 8.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Accounting policy.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various quantitative methods appropriate for each hedge, including regression analysis and dollar offset.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.  Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item.  This is referred to as “hedge ineffectiveness” and is generally recorded in realized investment gains and losses.  In the event of an early hedge termination, the changes in fair value of derivatives that qualified for hedge accounting are reported in shareholders’ net income, generally as a part of realized investment gains and losses.  See Note 9 for further information on our policies for determining fair value.  Derivative cash flows are generally reported in operating activities.

The following tables provide information on the Company’s specific applications of derivative financial instruments during the periods ended September 30, 2017 and December 31, 2016.

Fair Value Hedge of Long-Term Corporate Debt	Notional Value (in millions)
Type of instrument. Interest rate swap contracts	September 30, 2017	December 31, 2016
	$750	$750

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

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	September 30, 2017	December 31, 2016
	$255	$149

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

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	September 30, 2017	December 31, 2016
	$250	$78

Purpose. To hedge the foreign exchange related changes in fair values of the Company’s fixed maturity bonds.

Terms of derivative instruments.  The Company periodically exchanges cash flows between two currencies for both principal and interest.  Foreign currency swaps are Euros and British pounds and have terms for periods of up to twelve years.

Accounting.  Using fair value hedge accounting, swap fair values are reported in other long-term investments or accounts payable, accrued expenses and other liabilities.  Changes in fair values of the swap contracts, as well as changes in the fair value of the hedged bonds attributable to the hedged risk, are reported in other realized investment gains and losses.

As of September 30, 2017 and December 31, 2016, and for the three months and nine months ended September 30, 2017 and 2016, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including the amounts of gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income.  No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  As of September 30, 2017, the Company had $10 million in cash on deposit representing the upfront margin required for the Company’s centrally-cleared derivative instruments.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of September 30, 2017 or December 31, 2016.

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

The Company owns interests in securities limited partnerships and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact these partnerships’ operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.4 billion across approximately 115 limited partnerships as of September 30, 2017 includes $1.1 billion reported in other long-term investments and commitments to contribute an additional $1.3 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to its carrying amount of $0.6 billion as of September 30, 2017, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures for which all decisions significantly affecting the entities’ economic performance are subject to unanimous approval by the equity holders.  As a result, the Company determined that the power over these entities is shared equally, and there is no primary beneficiary.  The Company’s maximum exposure to loss was approximately equal to its carrying value of $0.1 billion as of September 30, 2017, that is reported in other long-term investments.

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

In 2017, Cigna modified the agreement governing its joint venture in India, Cigna TTK Health Insurance Company Ltd due to changes in the local regulatory environment that require control by a local partner.  As a result of the changes in the joint venture agreement, the Company determined that it is no longer the primary beneficiary of the joint venture and will no longer consolidate its results.  The Company’s maximum exposure to loss related to this entity is equal to its investment in and advances to the joint venture.  The Company’s carrying value is reported in other assets, including other intangibles and the maximum exposure to loss is not material to our results of operations or financial position.

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

Note 13 — Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business.  Changes in the components of accumulated other comprehensive income (loss) were as follows:

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Three Months Ended September 30, 2017
Net unrealized appreciation, securities, July 1,	$660	$(224)	$436
Unrealized (depreciation) on securities arising during the period	(5)	-	(5)
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(26)	9	(17)
Net unrealized (depreciation) on securities arising during the period	(31)	9	(22)
Net unrealized appreciation, securities, September 30,	$629	$(215)	$414
Net translation of foreign currencies, July 1,	$(249)	$19	$(230)
Net translation of foreign currencies arising during the period	38	(4)	34
Net translation of foreign currencies, September 30,	$(211)	$15	$(196)
Postretirement benefits liability adjustment, July 1,	$(2,080)	$728	$(1,352)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(6)	10
Postretirement benefits liability adjustment, September 30,	$(2,064)	$722	$(1,342)

Three Months Ended September 30, 2016
Net unrealized appreciation, securities, July 1,	$1,135	$(367)	$768
Unrealized appreciation on securities arising during the period	94	(24)	70
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(6)	2	(4)
Net unrealized appreciation on securities arising during the period	88	(22)	66
Net unrealized appreciation, securities, September 30,	$1,223	$(389)	$834
Net unrealized appreciation, derivatives, July 1,	$5	$(2)	$3
Unrealized appreciation on derivatives arising during the period	2	-	2
Reclassification adjustment for (gains) included in shareholders’ net income (other operating expenses)	(4)	1	(3)
Net unrealized (depreciation) on derivatives arising during the period	(2)	1	(1)
Net unrealized appreciation, derivatives, September 30,	$3	$(1)	$2
Net translation of foreign currencies, July 1,	$(251)	$18	$(233)
Net translation of foreign currencies arising during the period	55	-	55
Net translation of foreign currencies, September 30,	$(196)	$18	$(178)
Postretirement benefits liability adjustment, July 1,	$(2,127)	$745	$(1,382)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	16	(4)	12
Net change due to valuation update	(3)	-	(3)
Net postretirement benefits liability adjustment arising during the period	13	(4)	9
Postretirement benefits liability adjustment, September 30,	$(2,114)	$741	$(1,373)

		Tax
		(Expense)	After-
(In millions)	Pre-Tax	Benefit	Tax
Nine Months Ended September 30, 2017
Net unrealized appreciation, securities, January 1,	$542	$(180)	$362
Unrealized appreciation on securities arising during the period	163	(62)	101
Reclassification adjustment for (gains) included in shareholders’ net income (realized investment gains)	(76)	27	(49)
Net unrealized appreciation on securities arising during the period	87	(35)	52
Net unrealized appreciation, securities, September 30,	$629	$(215)	$414
Net unrealized appreciation, derivatives, January 1,	$4	$(1)	$3
Unrealized (depreciation) on derivatives arising during the period	(1)	-	(1)
Reclassification adjustment for (gains) included in shareholders’ net income (net realized investment gains)	(3)	1	(2)
Net unrealized (depreciation) on derivatives arising during the period	(4)	1	(3)
Net unrealized appreciation, derivatives, September 30,	$-	$-	$-
Net translation of foreign currencies, January 1,	$(390)	$21	$(369)
Net translation of foreign currencies arising during the period	179	(6)	173
Net translation of foreign currencies, September 30,	$(211)	$15	$(196)
Postretirement benefits liability adjustment, January 1,	$(2,120)	$742	$(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	48	(18)	30
Reclassification adjustment for settlement loss (other operating expenses)	6	(2)	4
Net change due to valuation update	2	-	2
Net postretirement benefits liability adjustment arising during the period	56	(20)	36
Postretirement benefits liability adjustment, September 30,	$(2,064)	$722	$(1,342)

Nine Months Ended September 30, 2016
Net unrealized appreciation, securities, January 1,	$612	$(194)	$418
Unrealized appreciation on securities arising during the period	606	(193)	413
Reclassification adjustment for losses included in shareholders’ net income (realized investment gains)	5	(2)	3
Net unrealized appreciation on securities arising during the period	611	(195)	416
Net unrealized appreciation, securities, September 30,	$1,223	$(389)	$834
Net unrealized appreciation, derivatives, January 1,	$10	$(3)	$7
Unrealized (depreciation) on derivatives arising during the period	(3)	1	(2)
Reclassification adjustment for (gains) included in shareholders’ net income (other operating expenses)	(4)	1	(3)
Net unrealized (depreciation) on derivatives arising during the period	(7)	2	(5)
Net unrealized appreciation, derivatives, September 30,	$3	$(1)	$2
Net translation of foreign currencies, January 1,	$(295)	$21	$(274)
Net translation of foreign currencies arising during the period	99	(3)	96
Net translation of foreign currencies, September 30,	$(196)	$18	$(178)
Postretirement benefits liability adjustment, January 1,	$(2,155)	$754	$(1,401)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	48	(15)	33
Net change due to valuation update	(7)	2	(5)
Net postretirement benefits liability adjustment arising during the period	41	(13)	28
Postretirement benefits liability adjustment, September 30,	$(2,114)	$741	$(1,373)

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

For the nine months ended September 30, 2017, the Company’s unrecognized actuarial losses and prior service costs (reported in accumulated other comprehensive income) decreased by $56 million pre-tax in the aggregate ($36 million after-tax) resulting in an increase in shareholders’ equity.  This change was primarily the result of amortization.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$-	$-	$1	$1	$-	$-	$-	$-
Interest cost	47	50	140	149	2	3	7	8
Expected long-term return on plan assets	(66)	(62)	(195)	(186)	-	-	-	-
Amortization of:
Net loss from past experience	16	17	49	50	-	-	-	-
Prior service cost	-	-	-	-	-	(1)	(1)	(2)
Settlement loss	-	-	6	-	-	-	-	-
Net cost	$(3)	$5	$1	$14	$2	$2	$6	$6

The Company funds its domestic qualified pension plans at least at the minimum amount required by the Pension Protection Act of 2006.  During the nine months ended September 30, 2017, the Company made a voluntary pension contribution of $150 million.  No additional contributions are required for the remainder of 2017.

Note 15 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rate decreased to 31.0% for the nine months ended September 30, 2017 compared with 38.1% for the nine months ended 2016.  The significantly lower effective tax rate for 2017 was attributable to the one year moratorium on the non-deductible health insurance industry tax and recognizing an incremental tax benefit associated with merger-related costs.  See Note 3 for additional details regarding merger-related costs.

The Company maintains a capital management strategy to retain overseas a significant portion of the earnings from its foreign operations.  As of September 30, 2017, undistributed earnings were approximately $3.0 billion.  These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  The Company does not intend to repatriate these earnings to the U.S. and as a result, income taxes are provided using the respective foreign jurisdictions’ tax rate.  If the Company had intended to repatriate these foreign earnings to the U.S., the Company’s Consolidated Balance Sheets would have included an additional $414 million of deferred tax liabilities as of September 30, 2017.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the nine months ended September 30, 2017.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  This percentage varies depending on the asset class within a sponsoring employer’s portfolio (for example, a bond fund would require a lower percentage than a riskier equity fund) and thus will vary as the composition of the portfolio changes.  If employers do not maintain the required levels of separate account assets, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company) has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2017, employers maintained assets that exceeded the benefit obligations.  Benefit obligations under these arrangements were $472 million as of September 30, 2017 and approximately 13% of these are reinsured by an affiliate of the buyer of the retirement benefits business.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of September 30, 2017.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy.  See Note 9 for further information on the fair value hierarchy.

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had financial guarantees and indemnification obligations to lenders of approximately $105 million as of September 30, 2017, related to borrowings by certain real estate joint ventures that the Company either records as an investment or consolidates.  These borrowings, most of which are nonrecourse to the Company, are secured by the joint ventures’ real estate properties with fair values in excess of the loan amounts and mature at various dates beginning in 2018 through 2021.  The Company’s indemnification obligations would require payment to lenders for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under these financial guarantees or indemnification obligations.  Any payments that might be required could be recovered through a refinancing or sale of the assets.  In some cases, the Company also has recourse to partners for their proportionate share of amounts paid.  There were no liabilities required for these financial guarantees and indemnification obligations as of September 30, 2017.

The Company had indemnification obligations as of September 30, 2017 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of September 30, 2017.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

On March 1, 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and accrual of a liability.  For the nine months ended September 30, 2017, the Company recorded in operating expenses approximately $130 million pre-tax (approximately $85 million after-tax), representing its estimate of the total assessments, net of premium tax offsets for insurance contracts currently written.  Some of the assessments were recorded on a discounted basis, using a weighted average discount rate of 3.5%.  As of September 30, 2017, the recorded liability was approximately $100 million and total future cash outflows as of September 30, 2017 are expected to approximate $130 million.  This assessment is expected to be updated in future periods for changes in the estimate of the insolvency.  In addition, a portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

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

When the Company (in the course of its regular review of pending litigation and legal or regulatory matters) has determined that a material loss is reasonably possible, the matter is disclosed.  Such matters are described below.  In accordance with GAAP, when litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The amount accrued represents the Company’s best estimate of the probable loss at the time.  If only a range of estimated losses can be determined, the Company accrues an amount within the range that, in the Company’s judgment, reflects the most likely outcome; if none of the estimates within that range is a better estimate than any other amount, the Company accrues the minimum amount of the range.  In cases when the Company has accrued an estimated loss, the accrued amount may differ materially from the ultimate amount of the loss.  In many proceedings, it is inherently difficult to determine whether any loss is probable or even possible to estimate the amount or range of any loss.  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate.

The outcome of litigation and other legal or regulatory matters is always uncertain, and unfavorable outcomes that are not justified by the evidence or existing law can occur.  The Company believes that it has valid defenses to the matters pending against it and is defending itself vigorously.  Except as otherwise noted, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals.  The Company had pre-tax reserves as of September 30, 2017 of approximately $190 million ($125 million after-tax) for the matters discussed below under “Litigation Matters.”  As of September 30, 2016, the Company had a pre-tax reserve of $40 million ($25 million after-tax) for litigation related to the Company’s claim handling practices for a commercial client.  This matter was settled in the fourth quarter of 2016.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  During 2016, the Company submitted its interpretation of the Court Order and the plaintiffs filed various objections.  On January 10, 2017, the District Court issued an additional ruling regarding certain aspects of the calculation of additional plan benefits.  On July 14, 2017, the District Court ruled on a motion for clarification and reconsideration, clarifying and modifying aspects of the January 10, 2017 Order.  The Company’s reserve for this litigation remains reasonable at September 30, 2017, based on calculations consistent with the Company’s interpretation of the updated guidance from the Court.  The Plaintiffs have filed a motion for reconsideration of the July 14, 2017 Order.  The final timing of the resolution of this matter therefore remains uncertain.  Once resolved, the Plan will be amended to comply with the final interpretation of the District Court’s order and the benefits will begin to be paid.

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

Other Legal Matters

Litigation with Anthem.  In February 2017, the Company delivered a notice to Anthem terminating the merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement.  Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”) seeking declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date.  The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement.

Also, in February 2017, Anthem filed a lawsuit in the Chancery Court against the Company seeking (i) a temporary restraining order to enjoin Cigna from terminating and taking any action contrary to the terms of the merger agreement, (ii) specific performance compelling Cigna to comply with the merger agreement and (iii) damages.

On February 15, 2017, the Chancery Court granted Anthem’s motion for a temporary restraining order and temporarily enjoined the Company from terminating the merger agreement.  In May 2017, the Chancery Court denied Anthem’s motion for a preliminary injunction to enjoin Cigna from terminating the merger agreement but stayed its ruling pending Anthem’s determination as to whether to seek an appeal.  Anthem subsequently notified Cigna and the Chancery Court that it did not intend to appeal the Chancery Court’s decision.  As a result, the merger agreement was terminated.

The litigation between the parties remains pending.  We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.  The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

Shareholder Litigation.  Following announcement of the Company’s merger agreement with Anthem in 2015, putative class action complaints (collectively the “complaints” or “Cigna Merger Litigation”) were filed by purported Cigna shareholders on behalf of a purported class of Cigna shareholders.  The plaintiffs generally asserted that members of the Cigna Board of Directors breached their fiduciary duties to the Cigna shareholders during merger negotiations and by entering into the merger agreement and approving the merger, and that Cigna, Anthem and Anthem Merger Sub Corp (“Merger Sub”) aided and abetted such breaches of fiduciary duties.

Solely to avoid the costs, risks and uncertainties inherent in litigation, and without admitting any liability or wrongdoing, the Company, the Company’s directors, Anthem and Merger Sub previously entered into a Memorandum of Understanding (“MOU”) to settle the Cigna Merger Litigation.  The termination of the proposed merger as announced on May 12, 2017, has rendered moot both the MOU and the Cigna Merger Litigation.  On July 26, 2017, the Court issued an order granting the motion to dismiss, resolving the Cigna Merger Litigation.

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

	Three Months Ended
	September 30, 2017		September 30, 2016
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Debt extinguishment costs - see Note 5	$321	$209	$-	$-
Merger-related transaction costs - see Note 3	9	6	49	46
Charges associated with litigation matters - see Note 16(E)	-	-	40	25
Total impact from special items	$330	$215	$89	$71

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Before-tax	After-tax	Before-tax	After-tax
Debt extinguishment costs - see Note 5	$321	$209	$-	$-
Merger-related transaction costs - see Note 3	88	8	123	108
Long-term care guaranty fund assessment - see Note 16(D)	129	83	-	-
Charges associated with litigation matters - see Note 16(E)	-	-	40	25
Total impact from special items	$538	$300	$163	$133

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended September 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues	$7,980	$954	$1,015	$29	$(11)	$9,967
Net investment income	89	31	84	86	8	298
Operating revenues	$8,069	$985	$1,099	$115	$(3)	$10,265
Total revenues	$8,144	$985	$1,136	$120	$(3)	$10,382
Shareholders’ net income (loss)	$610	$105	$97	$18	$(270)	$560
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(47)	-	(24)	(4)	-	(75)
Amortization of other acquired intangible assets, net	12	4	-	-	-	16
Special items:
Debt extinguishment costs	-	-	-	-	209	209
Merger-related transaction costs	-	-	-	-	6	6
Total special items	-	-	-	-	215	215
Adjusted income (loss) from operations	$575	$109	$73	$14	$(55)	$716

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended September 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$7,636	$837	$1,026	$28	$(4)	$9,523
Net investment income	77	29	85	87	4	282
Operating revenues	$7,713	$866	$1,111	$115	$-	$9,805
Total revenues	$7,775	$868	$1,128	$109	$-	$9,880
Shareholders’ net income (loss)	$413	$77	$65	$9	$(108)	$456
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(42)	-	(12)	5	1	(48)
Amortization of other acquired intangible assets, net	20	4	-	-	-	24
Special items:
Merger-related transaction costs	-	-	-	-	46	46
Charges associated with litigation matters	25	-	-	-	-	25
Total special items	25	-	-	-	46	71
Adjusted income (loss) from operations	$416	$81	$53	$14	$(61)	$503

Nine Months Ended September 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues	$24,079	$2,759	$3,070	$89	$(35)	$29,962
Net investment income	273	90	262	260	24	909
Operating revenues	$24,352	$2,849	$3,332	$349	$(11)	$30,871
Total revenues	$24,485	$2,861	$3,399	$351	$(11)	$31,085
Shareholders’ net income (loss)	$1,753	$283	$253	$55	$(373)	$1,971
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains)	(85)	(9)	(44)	(2)	-	(140)
Amortization of other acquired intangible assets, net	40	14	-	-	-	54
Special items:
Debt extinguishment costs	-	-	-	-	209	209
Merger-related transaction costs	-	-	-	-	8	8
Long-term care guaranty fund assessment	68	-	15	-	-	83
Total special items	68	-	15	-	217	300
Adjusted income (loss) from operations	$1,776	$288	$224	$53	$(156)	$2,185

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Nine Months Ended September 30, 2016
Premiums, fees and other revenues and mail order pharmacy revenues	$23,207	$2,425	$3,065	$83	$(14)	$28,766
Net investment income	230	82	253	270	13	848
Operating revenues	$23,437	$2,507	$3,318	$353	$(1)	$29,614
Total revenues	$23,510	$2,507	$3,356	$352	$(1)	$29,724
Shareholders’ net income (loss)	$1,414	$214	$81	$53	$(277)	$1,485
After-tax adjustments to reconcile to adjusted income from operations:
Net realized investment (gains) losses	(49)	1	(25)	1	1	(71)
Amortization of other acquired intangible assets, net	56	16	-	-	-	72
Special items:
Merger-related transaction costs	-	-	-	-	108	108
Charges associated with litigation matters	25	-	-	-	-	25
Total special items	25	-	-	-	108	133
Adjusted income (loss) from operations	$1,446	$231	$56	$54	$(168)	$1,619

The Company had net receivables from CMS of $0.4 billion as of September 30, 2017 and $0.6 billion as of December 31, 2016.  These amounts were included in the Consolidated Balance Sheets in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 17% of consolidated revenues for the nine months ended September 30, 2017 and 20% for the nine months ended September 30, 2016.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2017 compared with December 31, 2016 and our results of operations for the three months and nine months ended September 30, 2017 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

For further information on our business and strategy, please see Item 1, “Business” in our 2016 Form 10-K.

Summarized below are key measures of our performance by reporting segment for the three months and nine months ended September 30, 2017 and 2016:

Financial highlights by segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions, except per share amounts)	2017	2016	% Change	2017	2016	% Change
Total revenues(1)	$10,382	$9,880	5%	$31,085	$29,724	5%
Operating revenues(1)
Global Health Care	$8,069	$7,713	5%	$24,352	$23,437	4%
Global Supplemental Benefits	985	866	14	2,849	2,507	14
Group Disability and Life	1,099	1,111	(1)	3,332	3,318	-
Other Operations	115	115	-	349	353	(1)
Corporate	(3)	-	N/M	(11)	(1)	N/M
Consolidated operating revenues	$10,265	$9,805	5%	$30,871	$29,614	4%
Shareholders’ net income (1)	$560	$456	23%	$1,971	$1,485	33%
Adjusted income (loss) from operations (1)
Global Health Care	$575	$416	38%	$1,776	$1,446	23%
Global Supplemental Benefits	109	81	35	288	231	25
Group Disability and Life	73	53	38	224	56	300
Other Operations	14	14	-	53	54	(2)
Corporate	(55)	(61)	10	(156)	(168)	7
Total adjusted income from operations	$716	$503	42%	$2,185	$1,619	35%
Earnings per share (diluted):
Shareholders’ net income (1)	$2.21	$1.76	26%	$7.67	$5.72	34%
Adjusted income from operations (1)	$2.83	$1.94	46%	$8.50	$6.24	36%

				As of September 30,
				2017	2016
Global medical customers (in thousands)				15,816	15,177	4%

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

Consolidated results of operations (GAAP basis)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions)	2017	2016	% Change		2017	2016	% Change
Premiums	$8,030	$7,605	6%		$24,143	$23,005	5%
Fees and other revenues	1,204	1,156	4		3,619	3,554	2
Net investment income	298	282	6		909	848	7
Mail order pharmacy revenues	733	762	(4)		2,200	2,207	-
Consolidated operating revenues	10,265	9,805	5		30,871	29,614	4
Net realized investment gains	117	75	56		214	110	95
Total revenues	10,382	9,880	5		31,085	29,724	5
Global Health Care medical costs	4,880	4,692	4		14,789	14,230	4
Other benefit expenses	1,342	1,343	-		4,044	4,125	(2)
Mail order pharmacy costs	612	638	(4)		1,819	1,842	(1)
Operating expenses	2,696	2,428	11		7,497	7,038	7
Amortization of other acquired intangible assets, net	28	37	(24)		88	115	(23)
Total benefits and expenses	9,558	9,138	5		28,237	27,350	3
Income before income taxes	824	742	11		2,848	2,374	20
Income taxes	262	290	(10)		883	905	(2)
Net income	562	452	24		1,965	1,469	34
Less: net income (loss) attributable to noncontrolling interests	2	(4)	150		(6)	(16)	63
Shareholders’ net income	$560	$456	23%		$1 ,971	$1,485	33%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Favorable		September 30,		Favorable
(In millions)	2017	2016	(Unfavorable)		2017	2016	(Unfavorable)
Shareholders’ net income	$560	$456	23%		$1,971	$1,485	33%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(75)	(48)			(140)	(71)
Amortization of other acquired intangible assets, net	16	24			54	72
Special items:
Debt extinguishment costs	209	-			209	-
Merger-related transaction costs	6	46			8	108
Long-term care guaranty fund assessment	-	-			83	-
Charges associated with litigation matters	-	25			-	25
Total special items	215	71			300	133
Adjusted income from operations	$716	$503	42%		$2,185	$1,619	35%

Other key consolidated financial data

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Favorable		September 30,		Favorable
(In millions)	2017	2016	(Unfavorable)		2017	2016	(Unfavorable)
Earnings per share (diluted):
Shareholders’ net income	$2.21	$1.76	26%		$7.67	$5.72	34%
After-tax adjustments required to reconcile to adjusted income from operations:
Net realized investment (gains)	(0.29)	(0.19)			(0.54)	(0.27)
Amortization of other acquired intangible assets, net	0.06	0.09			0.21	0.28
Special items:
Debt extinguishment costs	0.82	-			0.81	-
Merger-related transaction costs	0.03	0.18			0.03	0.41
Long-term care guaranty fund assessment	-	-			0.32	-
Charges associated with litigation matters	-	0.10			-	0.10
Adjusted income from operations	$2.83	$1.94	46%		$8.50	$6.24	36%
Effective tax rate	31.8%	39.1%	730	bps	31.0%	38.1%	710	bps

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income increased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 primarily due to higher adjusted income from operations and realized investment results.  These favorable effects were partially offset by debt extinguishment costs recognized in the third quarter of 2017. See Note 5 to the Consolidated Financial Statements.

Adjusted income from operations increased for the three months and the nine months ended September 30, 2017 compared with the same periods in 2016 reflecting higher earnings in each of our ongoing reportable segments: Global Health Care, Global Supplemental Benefits and Group Disability and Life.  These increases were primarily driven by overall customer growth in Global Health Care and Global Supplemental Benefits and increased contributions from specialty businesses in Global Health Care.  Significantly improved claim experience in Group Disability and Life also contributed to these increases.

Revenues for the three months and nine months ended September 30, 2017 increased compared with the same periods in 2016 primarily resulting from business growth in Global Health Care and Global Supplemental Benefits.  Components of the revenue increases were as follows:

•                  Premiums increased, primarily reflecting customer growth in the Commercial segment and in Global Supplemental Benefits.  Expected decreases in Government segment premiums due to Medicare disenrollment partially offset these increases.  See Health Care Industry Developments starting on page 53 for additional discussion of our Medicare business.

•                  Fees and other revenues increased in each period, primarily due to growth in our specialty businesses and an increased customer base for our administrative services only business.

•                  Net investment income was higher in each period, reflecting growth in average invested assets partially offset by lower yields.

•                  Mail order pharmacy revenues decreased for the three months reflecting lower volume due to targeted fulfillment and affordability initiatives partially offset by manufacturers’ price increases primarily for injectable medications.  For the nine months, revenues were flat reflecting increased injectable medication prices and utilization offset by lower oral medication prices and volumes.

•                  Realized investment results increased for the three months ended September 30, 2017 primarily due to higher gains on real estate investment sales.  For the nine months ended September 30, 2017, realized investment results increased primarily due to higher gains on sales of alternative and real estate investments as well as lower impairment losses.

Global medical customers.  Our medical customer base increased as of September 30, 2017 compared with September 30, 2016, reflecting growth across our Commercial market segments, partially offset by the expected Medicare Advantage disenrollment in the Government segment.

Commentary on Other Components of Consolidated Results of Operations

•                  Global Health Care medical costs.  The increases for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 were primarily due to customer growth in the Commercial segment and medical cost trend, partially offset by expected decreases in Government segment customers due to disenrollment.  Favorable prior year reserve development in 2017 also partially offset the increases.

•                  Other benefit expenses were flat for the three months and decreased for the nine months ended September 30, 2017 compared with the same periods in 2016.  These results were driven by improvements in our disability and life claims experience partially offset by customer growth in Global Supplemental Benefits.  The flat results in the third quarter also reflect improved disability and life claim experience in the third quarter of 2016, compared with the unfavorable claim experience in the first half of 2016.

•

Operating expenses increased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 resulting from debt extinguishment costs and volume-based expenses reflecting business growth.  These increases were partially offset by the moratorium on the health insurance industry tax in 2017 and a reduction in costs related to our Centers for Medicare and Medicaid Services (“CMS”) audit response.

•

Effective tax rate.  The decreases in our effective tax rates for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 were primarily due to the moratorium on the health insurance industry tax in 2017 and lower merger-related costs, most of which were previously non-deductible.  For the nine months ended September 30, 2017, the incremental tax benefit associated with previously non-deductible merger-related costs also contributed to the decline.  See Note 3 to the Consolidated Financial Statements for additional information.

Termination of Proposed Merger with Anthem, Inc.

On May 12, 2017, we announced that the merger agreement between Cigna and Anthem, Inc. has been terminated.  See Note 3 and Note 16(E) to the Consolidated Financial Statements for additional details.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2016 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the “Health Care Reform Act” or “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services (“HHS”).  In October 2017, the President issued an executive order that could result in a variety of changes to the individual and group health insurance markets when implemented.  At this time, we are unable to determine the effect, if any, of these changes on our business or results of operations.  In addition, the President ordered the immediate cessation of cost sharing reduction subsidy payments to insurers.  Discussions on the ACA continue in the U.S. Congress.  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of September 30, 2017.

Item	Description

Medicare Advantage (“MA”)

CMS sanctions:  On June 16, 2017, the Company received notification from CMS that the marketing and enrollment sanctions imposed by CMS on January 21, 2016 have been lifted.  Cigna has resumed marketing of its Medicare Advantage-Prescription Drug and Medicare Part D Plans and began enrolling beneficiaries with effective dates beginning July 1, 2017.

For the three months and nine months ended September 30, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment and management expects that trend to continue for the remainder of 2017.  However, 2017 shareholders’ net income is not materially affected because the margin impact of the revenue loss has been offset by 2017 remediation costs that are significantly lower than the $100 million after-tax amount reported in 2016 and other operational efficiencies that improved 2017 results.  The impact of disenrollment was not material to 2016 consolidated revenues and earnings.

Medicare Star Quality Ratings (“Star Ratings”):  Medicare Advantage plans must have a Star Rating of four Stars or higher to qualify for bonus payments.  We expect that approximately 60% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2018.  In October 2017, CMS announced Star Ratings for plans for the 2019 payment year.  We expect that approximately 40% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2019.  Management continues to evaluate various actions to improve the Company’s Star Ratings.

2018 MA Rates:  Final MA reimbursement rates for 2018 were published by CMS in April 2017.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2018.

Item	Description

Health Care Reform Act Taxes and Fees Industry Tax

Health Insurance Industry Tax:  The industry tax for Cigna in 2018 is expected to approximate $390 million ($260 million for Commercial and $130 million for Government) and is reflected in our 2018 premium rates (primarily for Commercial business).  In 2017, our premium rates reflected the moratorium on the health insurance industry tax that was imposed by federal legislation.  The amount of the tax was approximately $310 million in 2016, and we recognized approximately $230 million in operating expenses for the nine months ended September 30, 2016.

Because this tax is not deductible for federal income tax purposes, it will negatively impact our effective tax rate in 2018.

Reinsurance Fee

Reinsurance Fee:  This fee was applicable only from 2014 through 2016.  For our insured business, the amount of the fee was approximately $45 million in 2016, and we recognized approximately $30 million for the nine months ended September 30, 2016.

Public Health Exchanges

Market Participation:  For 2017, we offer individual coverage on seven public health insurance exchanges in the following states: Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia.  For 2018, we plan to continue offering individual coverage on the same exchanges with the exception of Maryland.

Cost Sharing Reduction Subsidies:  The Health Care Reform Act provides for cost sharing reductions that lower the amount that qualifying customers pay for deductibles, copayments and coinsurance.  The federal government has provided funding for the cost sharing reduction subsidies to the qualifying customer’s insurer.  In October 2017, President Trump announced that the administration will stop payment of these subsidies to insurers effective immediately.  The attorneys general of 18 states and the District of Columbia have sued the Trump administration, seeking to require the administration to continue paying these subsidies.  While the litigation is at a preliminary stage, on October 25, 2017, the court denied the attorney generals’ request for an injunction, allowing the government to cease providing the cost sharing reduction payments to insurers during the pendency of the matter.  We will continue to monitor developments as the case proceeds.  The impact of suspending future cost sharing reduction subsidies is immaterial to 2017 consolidated earnings.  Our pricing actions for the 2018 plan year have anticipated that the government would no longer pay for these subsidies.

Risk Mitigation Programs

See Note 2(K) to the Consolidated Financial Statements in our 2016 Form 10-K for a description of these programs that commenced in 2014 and our related accounting policy.  The risk corridor and reinsurance programs ended as of December 31, 2016.  The amounts due to us net of allowances as of September 30, 2017 and the after-tax impact on shareholders’ net income for the nine months ended September 30, 2017 were not material.

See the MD&A in our 2016 Form 10-K for discussion of our decision to record an allowance for the balance of our risk corridor receivable.  As of September 30, 2017, this allowance for our risk corridor receivable remains based on the current status of court decisions.  However, we continue to believe that the government has a binding obligation to satisfy the risk corridor receivable.

The following table presents our balances associated with the risk adjustment program as of September 30, 2017 and December 31, 2016.

	Receivable (Payable) Balance
	September 30,	December 31,
(In millions)	2017	2016
Risk Adjustment
Receivables (1)	$80	$52
Payables (2)	(184)	(51)
Net risk adjustment	$(104)	$1

(1) Receivables, net of allowances, are reported in premiums, accounts and notes receivable in the Consolidated Balance Sheets.

(2) Payables are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

For the three months and nine months ended September 30, 2017, after-tax charges for the risk adjustment program were $21 million and $72 million compared with after-tax benefits of $1 million and $23 million for the same periods in 2016.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2017	2016
Operating activities (1)	$3,511	$3,179
Investing activities (1)	$(1,100)	$(1,694)
Financing activities	$(1,968)	$(255)

(1) As required in adopting Accounting Standards Update (“ASU”) 2016-15, we retrospectively reclassified $105 million of cash distributions from partnership earnings from investing to operating activities for the nine months ended September 30, 2016.  The comparable amount reported in operating activities in 2017 was $114 million.  See Note 2 to the Consolidated Financial Statements for further discussion.

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

Operating activities

Cash provided by operating activities increased for the nine months ended September 30, 2017 compared with the same period in 2016, primarily driven by higher net income, partially offset by a voluntary pension contribution of $150 million.  Both periods included early receipt of October payments from CMS.

Investing activities

Cash used in investing activities decreased for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to lower net investment purchases.

Financing activities

Cash used in financing activities increased for the nine months ended September 30, 2017 compared with the same period in 2016, primarily due to higher share repurchases.  The proceeds from the Company’s $1.6 billion new debt issuance were largely offset by $1.3 billion paid to extinguish $1.0 billion of aggregate debt principal amounts, as well as the repayment of maturing debt in the first quarter of 2017.

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

Year to date through November 1, 2017, we had repurchased 13 million shares for approximately $2.3 billion.  The total remaining share repurchase authorization as of November 1, 2017 was $1.5 billion.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Interest expense	$61	$63	$183	$188

Interest expense reported above for the three months and nine months ended September 30, 2017 excludes losses on the early extinguishment of debt.

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

At September 30, 2017, there was $1.7 billion in cash and marketable investments available at the parent company level.  For the remainder of 2017, the parent company’s cash obligations are approximately $45 million for interest payments.  In the third quarter of 2017, we issued new long-term debt of $1.6 billion and extinguished $1.0 billion aggregate principal amount of outstanding debt for $1.3 billion as part of a cash tender offer.  In the first quarter of 2017, we repaid $250 million of maturing long-term debt and made a voluntary pension contribution of $150 million.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2016 Form 10-K.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings and sales of liquid investments.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  As of September 30, 2017, the parent company had no outstanding intercompany loans payable to its insurance subsidiaries.  Alternatively, to satisfy parent company liquidity requirements we may use short-term borrowings, such as the commercial paper program and the committed revolving credit and letter of credit agreement of up to $1.5 billion, subject to the maximum debt leverage covenant in the credit agreement.  As of September 30, 2017, short-term borrowing capacity of $1.5 billion under the credit agreement was available to us.  Including this $1.5 billion, we have borrowing capacity of $9.8 billion within the maximum debt leverage covenant in the credit agreement described in Note 5 to the Consolidated Financial Statements, in addition to the $5.3 billion of debt outstanding.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or could increase costs associated with borrowing funds.

Despite passing a budget for fiscal year 2018, the state of Illinois continues to be delinquent in processing payments for premiums and fees due to its ongoing financial difficulties.  The total amount due to us from the state under our commercial and Medicaid contracts was approximately $100 million as of September 30, 2017.  We continue to monitor our receivable balances and work with the state on the timing of payments.  By December 31, 2017, all of our contracts with the state of Illinois will be terminated.

Overseas earnings.  We maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  As of September 30, 2017, undistributed earnings were approximately $3.0 billion.  These undistributed earnings are deployed outside of the U.S. predominantly in support of the liquidity and regulatory capital requirements of our foreign operations.  Approximately $330 million of cash and cash equivalents held overseas as of September 30, 2017 would be subject to additional tax expense representing the difference between the U.S. and foreign tax rates, if repatriated.  We continue to expect most of the undistributed earnings and future earnings to be reinvested to support growth initiatives overseas.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the U.S.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  We have updated certain contractual obligations previously provided in our 2016 Form 10-K for the following items:

•      Long-term debt: we issued new debt and redeemed existing debt in September 2017.  See Note 5 to the Consolidated Financial Statements for additional information.

•      Investment commitments:  we have entered into new commitments to invest in securities limited partnerships and real estate limited partnerships and to purchase investments.  See Note 12 to the Consolidated Financial Statements for additional information.

The maturities of these contractual cash obligations as of September 30, 2017 are estimated to be as follows:

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet
Long-term debt	$8,358	$416	$1,003	$1,493	$5,446
Off-Balance Sheet
Purchase obligations	$1,830	$1,070	$595	$81	$84

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2016 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2016 Form 10-K.  As of September 30, 2017, there were no significant changes to the critical accounting estimates from what was reported in our 2016 Form 10-K.

Goodwill

Our annual evaluations of goodwill for impairments were completed during the third quarter of 2017.  These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data.  The estimated fair value of each of our reporting units exceeded their carrying values by adequate margins.

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

Global Health Care Segment

As described in the Segment Reporting introduction on page 58, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•      customer growth;

•      sales of specialty products;

•      operating expenses as a percentage of operating revenues (operating expense ratio); and

•      medical costs as a percentage of premiums (medical care ratio or “MCR”) for our commercial and government businesses.

Results of Operations

Global Health Care segment financial summary	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$8,069	$7,713	5%	$24,352	$23,437	4%
Adjusted income from operations	$575	$416	38%	$1,776	$1,446	23%
Adjusted margin	7.1%	5.4%	170bps	7.3%	6.2%	110bps
Medical Care Ratios:
Commercial	78.6%	79.4%	80bps	78.3%	78.0%	(30)bps
Government	84.0%	85.3%	130bps	85.4%	85.9%	50bps
Consolidated Global Health Care	80.2%	81.6%	140bps	80.5%	81.1%	60bps
Operating expense ratio	21.1%	22.1%	100bps	20.5%	21.3%	80bps

				As of September 30,
(In thousands)				2017	2016	% Change
Customers:
Total commercial risk				2,940	2,541	16%
Total government				484	583	(17)
Total risk				3,424	3,124	10
Service				12,392	12,053	3
Total medical customers				15,816	15,177	4%

				As of
(In millions)				September 30, 2017	December 31, 2016	% Change
Global Health Care medical costs payable				$2,783	$2,532	10%

Adjusted income from operations increased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 reflecting higher earnings in both our Commercial and Government operating segments.  The increase in the Commercial segment reflects customer growth including increased contributions from our specialty products and favorable claim experience in our U.S. Individual business.  The Government segment’s earnings growth reflects lower operating expenses related to the moratorium on the health insurance industry tax in 2017 and our 2016 CMS audit response, partially offset by lower customer volumes.  Adjusted income from operations included favorable after-tax prior year reserve development of $19 million for the three months and $116 million for the nine months ended September 30, 2017.  For the comparable periods in 2016, prior year reserve development was not material.

Operating revenues.  The increases for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 were primarily due to customer growth in our Commercial risk business, partially offset by lower volume in our Government segment.

Medical care ratios.  The Commercial medical care ratio decreased for the three months ended September 30, 2017 compared with the same period in 2016, reflecting improved performance in our U.S. Commercial businesses, partially offset by the moratorium on the health insurance industry tax in 2017.  For the nine months ended September 30, 2017 compared to the same period in 2016, the Commercial medical care ratio increased slightly, reflecting the 2017 moratorium on the health insurance industry tax offset by favorable prior year reserve development and improved performance in our U.S. Individual business.

The Government medical care ratio decreased for the three months ended September 30, 2017 compared with the same period in 2016, primarily reflecting favorable prior year reserve development and lower Medicare Part D claim costs.  For the nine months ended September 30, 2017 compared with the same period in 2016, the Government medical care ratio decreased, reflecting favorable prior year reserve development partially offset by unfavorable 2017 claim experience.

Operating expense ratio.  The operating expense ratio decreased for the three months and nine months ended September 30, 2017, compared to the same periods in 2016, primarily reflecting the moratorium on the health insurance industry tax in 2017 and lower costs related to our 2016 CMS audit response.

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

Our medical customer base was higher at September 30, 2017 compared to the same period in 2016, reflecting growth across our Commercial market segments, partially offset by declines in our Medicare Advantage business.

Global Health Care Medical Costs Payable

Medical costs payable was higher at September 30, 2017 compared to December 31, 2016, primarily due to seasonality in our stop loss products and customer growth in our commercial risk businesses.  See Note 6 to the Consolidated Financial Statements for additional information.

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

Results of Operations

Global Supplemental Benefits segment financial summary	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$985	$866	14%	$2,849	$2,507	14%
Adjusted income from operations	$109	$81	35%	$288	$231	25%
Operating revenues, using 2017 currency exchange rates	$985	$860	15%	$2,849	$2,521	13%
Adjusted income from operations, using 2017 currency exchange rates	$109	$81	35%	$288	$234	23%
Adjusted margin	11.1%	9.4%	170bps	10.1%	9.2%	90bps
Loss ratio	54.4%	54.7%	30bps	55.6%	55.4%	(20)bps
Acquisition cost ratio	16.9%	18.2%	130bps	17.0%	18.3%	130bps
Expense ratio (excluding acquisition costs)	16.8%	17.3%	50bps	17.0%	17.6%	60bps

Adjusted income from operations.  Results increased for the three months ended September 30, 2017 compared with the same period in 2016, reflecting business growth, primarily in South Korea and China.  Lower acquisition cost ratios also contributed to the favorable results.  For the nine months ended September 30, 2017, adjusted income from operations increased compared with the same period in 2016 reflecting business growth, primarily in South Korea and China, and lower acquisition cost and operating expense ratios, partially offset by higher taxes.

Operating revenues increased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 primarily due to business growth, particularly in the U.S. and South Korea.

The segment’s loss ratio decreased for the three months ended September 30, 2017 compared with the same period in 2016, primarily due to favorable claims experience, partially offset by a shift in business mix.  For the nine months ended September 30, 2017 the loss ratio increased compared with the same period in 2016, primarily due to a shift in business mix, largely offset by favorable claims experience.

The acquisition cost ratio decreased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 due to lower spending in certain markets and a shift toward higher premium markets with lower acquisition costs, primarily in South Korea and the U.S.

Operating expense ratio.  The operating expense ratio (excluding acquisition costs) decreased for the three months and nine months ended September 30, 2017 compared with the same periods in 2016 reflecting strong operating expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 51% of the segment’s operating revenues and 87% of the segment’s adjusted income from operations for the nine months ended September 30, 2017.  On a consolidated basis, our operations in South Korea represented 5% of our operating revenues and 11% of adjusted income from operations for the nine months ended September 30, 2017.

As a global company, our business is exposed to risks inherent in foreign operations.  We continue to monitor and evaluate the impacts of the U.K. vote to exit the European Union, the political unrest in Turkey and tensions in the Korean Peninsula.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 58, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•      premium growth, including new business and customer retention;

•      net investment income;

•      benefit expenses as a percentage of premiums (loss ratio); and

•      operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

Group Disability and Life segment financial summary	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$1,099	$1,111	(1)%	$3,332	$3,318	-%
Adjusted income from operations	$73	$53	38%	$224	$56	300%
Adjusted margin	6.6%	4.8%	180bps	6.7%	1.7%	500bps
Loss ratio	76.3%	80.4%	410bps	76.9%	85.2%	830bps
Expense ratio	23.3%	22.9%	(40)bps	22.8%	22.6%	(20)bps

Adjusted income from operations.  The increase for the three months ended September 30, 2017 compared with the same period in 2016 was primarily driven by favorable claims experience in both the disability and life businesses.  For the nine months ended September 30, 2017, the increase reflects lower disability new claim incidence and a higher resolution rate as modifications to the disability claims management process implemented in the first half of 2016 continue to mature.  In addition, life claims have returned to normal levels after a period of significantly elevated claims and a $17 million after-tax unfavorable reserve review, both in the second quarter of 2016.

Operating revenues decreased for the three months ended September 30, 2017 compared with the same period in 2016 due to cancellations in non-core products.  Operating revenues increased for the nine months ended September 30, 2017 compared with the same period in 2016 due to disability growth and higher investment income driven by higher asset levels.

The segment’s loss ratio decreased for the three months ended September 30, 2017 compared with the same period in 2016 due to lower disability new claim incidence and favorable life claims experience.  The loss ratio decreased for the nine months ended September 30, 2017 compared with the same period in 2016 due to improvement in the disability claim resolution rate as noted above, lower disability new claim incidence and significantly improved life claims experience.

Operating expense ratio.  The operating expense ratio is essentially flat for the three months and nine months ended September 30, 2017 compared with the same periods in 2016.

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

Results of Operations

Other Operations segment financial summary	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
(In millions)	2017	2016	Favorable (Unfavorable)	2017	2016	Favorable (Unfavorable)
Operating revenues	$115	$115	-%	$349	$353	(1)%
Adjusted income from operations	$14	$14	-%	$53	$54	(2)%
Adjusted margin	12.2%	12.2%	-bps	15.2%	15.3%	(10)bps

Adjusted income from operations in 2017 was largely consistent with 2016.

Operating revenues decreased for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to lower investment income yields across all businesses, partially offset by lower ceded premiums in the COLI business.

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

Corporate financial summary	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2017	2016	% Change	2017	2016	% Change
Adjusted (loss) from operations	$(55)	$(61)	10%	$(156)	$(168)	7%

Corporate’s adjusted loss from operations was lower for the three months and nine months ended September 30, 2017 compared with the same periods in 2016, primarily due to higher excess tax benefits on stock compensation driven by increased option exercise activity in 2017.  For the nine months ended September 30, 2017, higher net investment income also contributed to the lower loss, partially offset by higher operating expenses.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of September 30, 2017 and December 31, 2016.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	September 30,	December 31,
(In millions)	2017	2016
Fixed maturities	$22,944	$20,961
Equity securities	641	583
Commercial mortgage loans	1,684	1,666
Policy loans	1,393	1,452
Other long-term investments	1,408	1,462
Short-term investments	175	691
Total investment assets	$28,245	$26,815

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

The following table reflects our fixed maturity portfolio by type of issuer as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(In millions)	2017	2016
Federal government and agency	$902	$877
State and local government	1,323	1,435
Foreign government	2,307	2,113
Corporate	17,933	16,050
Mortgage and other asset-backed	479	486
Total fixed maturities	$22,944	$20,961

The fixed maturity portfolio increased $2.0 billion during the nine months ended September 30, 2017, primarily reflecting an increase in investable funds.  As of September 30, 2017, $20.3 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.6 billion were below investment grade.  The majority of the bonds that were below investment grade were rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $30 million as of September 30, 2017.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of September 30, 2017.  These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also included $228 million of investments in European sovereign debt, none of which were in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain or Turkey.

Corporate.  As of September 30, 2017, corporate fixed maturities included the following:

•      Private placement investments were $5.9 billion.  These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•      Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $406 million.  These investments have an average quality rating of Baa2 and are diversified by industry sector, including less than 2% invested in financial institutions.

•      Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $9 million.  These investments had an average quality rating of Baa2 and were diversified by issuer with no exposure greater than $70 million.

•      Retail sector fixed maturity investments were approximately $460 million with gross unrealized losses of $3 million.  These investments had an average quality rating of Baa1 and were diversified across approximately 40 issuers with no exposure exceeding $50 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate a joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity had an investment portfolio of approximately $4.6 billion that is primarily invested in local Chinese corporate and government fixed maturities. There are no investments with a material unrealized loss as of September 30, 2017.

Equity Securities

As of September 30, 2017, approximately $400 million in equity securities were invested in an exchange traded fund (“ETF”) as part of a program to invest available cash in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and there was a gross unrealized gain of $8 million as of September 30, 2017 due to a decrease in market yields since purchase.

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

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  As of September 30, 2017, we had $136 million of commercial mortgage loans in the retail sector for various shopping centers in the U.S.  The loan-to-value ratio for these loans was 49%, and the debt service coverage ratio was 2.15.  All of these loans are current.

As of September 30, 2017, the $1.7 billion commercial mortgage loan portfolio consisted of approximately 60 loans that are all in good standing.  As of September 30, 2017, we had $38 million of loans maturing in the next twelve months.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

As of September 30, 2017, other long-term investments of $1.4 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 120 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2017 or 2016.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2017			December 31, 2016
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$33	$(2)	$31	$70	$(9)	$61
Problem commercial mortgage loans	-	-	-	26	(5)	21
Foreclosed real estate	47	-	47	49	-	49
Total problem investments	$80	$(2)	$78	$145	$(14)	$131

Potential problem bonds	$25	$(7)	$18	$12	$(7)	$5
Potential problem commercial mortgage loans	-	-	-	-	-	-
Total potential problem investments	$25	$(7)	$18	$12	$(7)	$5

Problem and potential problem investments decreased by $40 million since December 31, 2016 due to payoffs and paydowns of problem bonds and mortgage loans.

Investment Outlook

Although financial markets in the United States remained stable during the first three quarters of 2017, we continue to closely monitor global macroeconomic trends and their potential impact to our investment portfolio.  Certain sectors, such as retail, energy and natural gas have shown volatility and we expect that trend to continue.  See the fixed maturities and commercial mortgage loan sections of this MD&A for further information on our investments in these sectors.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both company-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2016 Form 10-K.  As of September 30, 2017, there are no material changes in our risk exposures from that reported in our 2016 Form 10-K.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2017	1,585,280	$ 171.93	1,584,787	$ 2,544,107,921
August 1-31, 2017	2,331,354	$ 177.96	2,328,094	$ 2,129,778,154
September 1-30, 2017	1,949,021	$ 184.33	1,948,796	$ 1,770,562,784
Total	5,865,655	$ 178.45	5,861,677	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 493 shares in July, 3,260 shares in August and 225 shares in September 2017.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  From October 1, 2017 through November 1, 2017, the Company repurchased 1.5 million shares for approximately $279 million.  The remaining share repurchase authorization under the program was $1.5 billion as of November 1, 2017.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 6.                                EXHIBITS

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated December 6, 2012	Filed as Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.1	Supplemental Indenture No. 10, dated as of September 14, 2017, between Cigna Corporation and U.S. Bank National Association, as trustee.	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed September 14, 2017 and incorporated herein by reference.
10.2*	Agreement and Release between the Company and Matthew G. Manders dated October 16, 2017	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed October 18, 2017 and incorporated herein by reference
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

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

Cigna Corporation

Date:	November 2, 2017
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)