Form 10-K
period 2017-12-31
CIGNA CORP
filed 2018-02-28
CIK 701221

Use these links to rapidly review the document

TABLE OF CONTENTS 2
TABLE OF CONTENTS 3
TABLE OF CONTENTS 4
TABLE OF CONTENTS 5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(860) 226-6741 or (215) 761-5511
Registrant's facsimile number, including area code

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.25	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

Indicate by check mark	Yes	No

• if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑	☐

• if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act	☐	☑

•

whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

	☑	☐

•

whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	☑	☐

•

if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☑

•

whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer, " "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was approximately $42.2 billion. As of January 31, 2018, 242,875,357 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant's definitive proxy statement related to the 2018 annual meeting of shareholders.

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

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements. Such risks and uncertainties include, but are not limited to: our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K and as described from time to time in our future reports filed with the Securities and Exchange Commission (the "SEC").

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

PART I
ITEM 1. Business

PART I

ITEM 1. Business

Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. Since 2009, our strategy in support of our mission has been to "Go Deep, Go Global and Go Individual". To further accelerate the differentiated value we deliver for our customers, clients, partners and communities, we have evolved this strategy in order to expand avenues for growth and performance. Cigna's evolved strategy is to "Go Deeper", "Go Local" and "Go Beyond".

We execute on this strategy with a differentiated set of medical, pharmacy, behavioral, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.

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

CIGNA CORPORATION - 2017 Form 10-K 1

Back to Contents

PART I
ITEM 1. Business

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

•
The Government operating segment offers Medicare Advantage and Medicare Part D plans to seniors as well as Medicaid plans.

Global Supplemental Benefits offers supplemental health, life and accident insurance products in selected international markets and in the United States.

Group Disability and Life provides group long-term and short-term disability, group life, accident and specialty insurance products and related services.

Financial Results for the year ended and as of December 31, 2017 (in billions)

Consolidated basis:		Consolidated basis:
Total revenues	$41.6	Shareholders' net income	$2.2
Operating revenues (1)	$41.4	Adjusted income from operations (1)	$2.7
Total assets	$61.8	Total shareholders' equity	$13.7
Reportable segments' results: (2)		Reportable segments' results: (2)
Operating revenues (1)	$40.9	Adjusted income from operations (1)	$2.8

(1)
See page 35 for the definition of these metrics.

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

The ACA and Health Care Reform

The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act (collectively referred to throughout this Form 10-K as the "ACA" or "PPACA") continues to have a significant impact on our business operations. The future of the ACA is uncertain due to congressional efforts to repeal and replace the ACA, various executive actions of the Trump administration, and repeal of the individual mandate as part of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (referred to throughout this Form 10-K as the "Tax Cuts and Jobs Act" or "U.S. tax reform legislation"). The effects of the ACA, and efforts to repeal and replace it, are discussed throughout this Form 10-K where appropriate, including in the Global Health Care business description, Regulation, Risk Factors, Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), and the Notes to the Consolidated Financial Statements.

2 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Other Information

The financial information included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 is in conformity with accounting principles generally accepted in the United States of America ("GAAP") unless otherwise indicated. Industry rankings and percentages set forth herein are for the year ended December 31, 2017 unless otherwise indicated. In addition, statements set forth in this document concerning our rank or position in an industry or particular line of business have been developed internally based on publicly available information unless otherwise noted.

Cigna Corporation was incorporated in Delaware in 1981. Our annual, quarterly and current reports, proxy statements and other filings, and any amendments to these filings, are made available free of charge on our website (http://www.cigna.com, under the "Investors – Quarterly Reports and SEC Filings" captions) as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the Securities and Exchange Commission (the "SEC"). We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding Cigna is routinely posted on and accessible at www.cigna.com. See "Code of Ethics and Other Corporate Governance Disclosures" in Part III, Item 10 beginning on page 110 of this Form 10-K for additional available information.

Global Health Care

How We Win
  •
  Broad and deep portfolio of solutions across Commercial and Government operating segments

  •
  Committed to highest quality health outcomes and customer experiences

  •
  Collaborative physician engagement models emphasizing value over volume of services

  •
  Integrated solutions that deliver value for our customers, clients and partners

  •
  Technology powering actionable insights and affordable, personalized solutions

  •
  Talented and caring people embracing change and putting customers at the center of all we do

Products and Services			Funding Solutions

• Medical • Stop Loss • Dental • Vision	• Pharmacy • Behavioral • Health Advocacy and Coaching	• Medicare Advantage • Medicare Part D • Medicaid	• Administrative Services Only (ASO or self-funded) • Insured – Guaranteed Cost • Insured – Experience Rated

Physician Engagement	Market Segments	Distribution Channels

• Collaborative Accountable Care Organizations • Independent Practice Associations • CareAllies® • Delivery System Alliances	• National • Middle Market • Select • Individual • Government • International	• Insurance brokers and consultants • Cigna Sales representatives • Cigna private exchange • 3rd party private exchanges • Public exchanges

We seek to differentiate ourselves in this business by providing innovative personalized and affordable health care benefit solutions to our clients and customers. We sub-segment and target distinct buyer groups in a personalized and localized way. We focus on anticipating, understanding, and meeting their needs and we will continue to drive growth by deepening our approach to consultative partnership, accelerating the value of our integrated solutions, and enhancing the customer experience. As a leader in the drive to transition the health care delivery system from volume-based reimbursements to a value orientation, our strategy is to accelerate our engagement with employers and individuals in order to: 1) increase our customers' involvement in their health care and 2) develop deep insights into customer needs. Our differentiated approach to partnering with health care providers allows us to leverage information, incentives and care resources to help them evolve towards value-based care delivery and improve the quality and affordability of care for our customers and clients.

Innovation is core to the way we do business and will be a critical factor to our success in the highly dynamic health care industry. We have delivered innovative solutions that improve affordability and are more personalized, such as the Cigna One Guide® program that combines a state-of-the-art digital experience with a human concierge service; and the Cigna SureFit® network that allows individual family members to choose their personal care networks, consistent with their health needs and provider preferences.

CIGNA CORPORATION - 2017 Form 10-K 3

PART I
ITEM 1. Business

Principal Products and Services

Commercial Medical Health Plans – U.S. and International

The Commercial operating segment, either directly or through its partners, offers some or all of its products in all 50 states, the District of Columbia, the U.S. Virgin Islands, Canada, Europe, the Middle East, Asia, Africa and Australia. We offer a variety of medical plans including:

•
Managed Care Plans including HMO, Network, Network Open Access and Open Access Plus.  Through our insurance companies, Health Maintenance Organizations ("HMOs") and third party administrator ("TPA") companies, we offer insured and self-insured indemnity and managed care benefit plans that use meaningful cost-sharing incentives to encourage the use of "in-network" versus "out-of-network" health care providers and provide the option to select a primary care physician. The national provider network for Managed Care Plans is somewhat smaller than the national network used with the preferred provider ("PPO") plan product line. If a particular plan covers non-emergency services received from a non-participating health care provider, the customer's cost-sharing obligation is usually greater for the out-of-network care.

•
PPO Plans.  Our PPO product line features a network with broader provider access than the Managed Care Plans. The preferred provider product line may be at a higher cost than our Managed Care Plans.

•
Consumer-Driven Products.  Cigna's suite of consumer-driven products – health savings accounts ("HSAs"), health reimbursement accounts ("HRAs") and flexible spending accounts ("FSAs") – are typically paired with a high-deductible medical plan and offer customers a tax-advantaged way to pay for eligible health care expenses. The nature of these products encourages customers to play an active role in managing their health and their health care costs. When integrated with a Cigna medical plan, we can deliver a seamless experience for our customers and clients. More than three million customers have chosen one of these integrated product solutions.

•
Cigna Connect is an individual plan offered in markets within eight states. The product is comprised of a network of health care providers in a geographic area who have been selected with cost and quality in mind. Customers who participate in the Connect network will receive care at Cigna's lower negotiated rates to help keep out-of-pocket costs down. Out-of-network coverage is not available except for urgent and emergent care.

Approximately 90% of our commercial medical customers are enrolled in medical plans with either ASO or experience rated funding arrangements that allow the corporate client to directly benefit from lower medical costs.

The funding arrangements available for our commercial medical and dental health plans are as follows:

Funding Solutions: Commercial
Chart presents percentage of customers by funding solution as of December 31, 2017.
ASO

•

Plan sponsors self-fund all claims, but may purchase integrated stop loss insurance to limit exposure.

•

We collect fees from plan sponsors for providing access to our participating provider network and for other services and programs including: claims administration; behavioral health; disease management; utilization management; cost containment; dental; and pharmacy benefit management.

Insured – Experience Rated ("Shared Returns" funding suite)

•

Premium rates are established at the beginning of a policy period and are typically based on prior claim experience of the policyholder. The policyholder receives detailed claim and utilization reporting to understand actual plan costs and help make informed decisions about future benefit plan design.

•

The policyholder participates, or shares in, favorable claim experience. When claims and expenses are less than the premium charged (an "experience surplus" or "margin"), the policyholder may be credited for a portion of this experience surplus/margin. If claims and expenses exceed the premium charged (an "experience deficit"), we bear these costs. In certain cases, experience deficits incurred while the policy is in effect are accumulated and may be recovered through future policy year experience surpluses/margins.

Insured – Guaranteed Cost ("Fully Insured")

•

Premium rates are established at the beginning of a policy period and, depending on group size, may be based in whole or in part on prior experience of the policyholder or on a pool of similar policyholders. We generally cannot subsequently adjust premiums to reflect actual claim experience until the next annual renewal.

•

The policyholder does not participate, or share in, actual claim experience. We keep any experience surplus/margin if costs are less than the premium charged (subject to minimum medical loss ratio rebate requirements discussed below) and bear the risk for actual costs in excess of the premium charged.

4 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

In most states, individual and group insurance premium rates must be approved by the applicable state regulatory agency (typically department of insurance) and state or federal laws may restrict or limit the use of rating methods. Premium rates for groups and individuals are subject to state review for reasonableness. In addition, the ACA subjects individual and small group policy rate increases above an identified threshold to review by the United States Department of Health and Human Services ("HHS") and requires payment of premium refunds on individual and group medical insurance products if minimum medical loss ratio ("MLR") requirements are not met. The MLR represents the percentage of premiums used to pay medical claims and expenses for activities that improve the quality of care. In our individual business, premiums may also be adjusted as a result of the government risk adjustment program that takes into account the relative health status of our customers. See the "Regulation" section of this Form 10-K for additional information on the commercial MLR requirements and the risk mitigation programs of the ACA.

Government Health Plans

Medicare Advantage

We offer Medicare Advantage plans in 17 states and the District of Columbia through our Cigna-HealthSpring brand. Under such a plan, Medicare-eligible beneficiaries may receive health care benefits, including prescription drugs, through a managed care health plan such as our coordinated care plans. A significant portion of our Medicare Advantage customers receive medical care from our value based models that focus on developing highly engaged physician networks, aligning payment incentives to improved health outcomes, and using timely and transparent data sharing. We are focused on continuing to expand these models in the future.

We receive revenue from the Centers for Medicare and Medicaid Services ("CMS") for each plan customer based on customer demographic data and actual customer health risk factors compared to the broader Medicare population. We also may earn additional revenue from CMS related to quality performance measures (known as "Star Ratings"). See the "Executive Overview" section of our MD&A beginning on page 35 of this Form 10-K for additional discussion of our Star Ratings. Premiums may be received from customers when our plan premium exceeds the revenue received from CMS. The ACA requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. If the MLR for a CMS contract is less than 85%, we are required to pay a rebate to CMS and could be required to make additional payments if the MLR continues to be less than 85% for successive years.

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

Medicaid

We offer Medicaid coverage to low income individuals in select markets in Texas. We also offered Medicaid coverage to low income individuals in select markets in Illinois throughout 2017; however, as of December 31, 2017, all of our Medicaid contracts with the state of Illinois have been terminated. Our Medicaid customers benefit from many of the coordinated care aspects of our Medicare Advantage programs.

We receive revenue from the states of Texas and Illinois for our Medicaid only customers. For customers eligible for both Medicare and Medicaid ("dual eligible") we receive revenue from both the state and CMS. All revenue is based on customer demographic data and actual customer health risk factors. Similar to Medicare Advantage, there are minimum MLR requirements in Illinois (85% for the dual product and 88% for the Medicaid only product). However, Texas utilizes an experience rebate in an effort to provide better value to consumers and increase transparency. The Texas experience rebate takes into account operating expenses and requires a rebate of dollars to the state as different profitability thresholds are met.

Specialty Products and Services

Our specialty products and services described below are designed to improve the quality of care, lower cost and help customers achieve better health outcomes. Many of these products can be sold on a standalone basis, but we believe they are most effective when integrated with a Cigna-administered health plan. Our specialty products are focused in the areas of medical, behavioral, pharmacy management, dental and vision.

Medical Specialty

•
Stop Loss.  We offer stop loss insurance coverage for ASO clients that provides reimbursement for claims in excess of a predetermined amount for individuals ("specific"), the entire group ("aggregate"), or both.

•
Cost-Containment Service.  We administer cost-containment programs on behalf of our clients and customers for health care services and supplies that are covered under health benefit plans. These programs may involve vendors who perform activities designed to control health costs by reducing out-of-network utilization and costs, educating customers regarding the availability of lower cost in-network services, negotiating discounts, reviewing provider bills, and recovering overpayments from other payers or health care providers. We charge fees for providing or arranging for these services.

•
Consumer Health Engagement.  We offer an array of medical management, disease management, and wellness services to customers covered under plans administered by Cigna, or by third-party administrators. Our Medical Management programs include case, specialty and utilization management including a 24-hour nurse information line. Our Health Advocacy programs and services include early intervention in the treatment of chronic conditions and an array of health and wellness coaching. Additionally, we administer incentives to motivate customers to engage in and improve their health.
CIGNA CORPORATION - 2017 Form 10-K 5

Back to Contents

PART I
ITEM 1. Business

Pharmacy Management

We offer prescription drug plans to our commercial and government customers both in conjunction with our medical products and on a standalone basis. With a network of over 69,000 pharmacies, Cigna Pharmacy Management is a comprehensive pharmacy benefits manager ("PBM") offering clinical programs and specialty pharmacy solutions. We also offer high quality, efficient, and cost-effective mail order, telephone and on-line pharmaceutical fulfillment services through our home delivery operation.

Our medical and pharmacy coverage meets the needs of customers with complex medical conditions requiring specialty pharmaceuticals. These types of medications are covered under the pharmacy or medical benefit depending on whether they are dispensed by a pharmacy to the customer or administered to the customer by a health care professional or facility. Uses of these typically expensive medications often require associated lab work and coordination between the pharmacy and the patient's medical professionals may be critical in improving clinical outcomes and affordability. Customers with Cigna-administered medical and pharmacy coverage may experience greater continuity of care and affordability, and clients may benefit from integrated reporting and meaningful unit cost discounts on specialty drugs.

Behavioral Health

We arrange for behavioral health care services for customers through our network of approximately 122,000 participating behavioral health care professionals and 14,000 facilities and clinics. We offer behavioral health care case management services, employee assistance programs ("EAP"), and work/life programs to employers, government entities and other groups sponsoring health benefit plans. We focus on integrating our programs and services with medical, pharmacy and disability programs to facilitate customized, holistic care.

Dental

We offer a variety of insured and self-insured dental benefit solutions including dental health maintenance organization plans ("Dental HMO") in 37 states, dental preferred provider organization ("Dental PPO") plans in 49 states and the District of Columbia, exclusive dental provider organization plans, traditional dental indemnity plans and a dental discount program. Employers and other groups can purchase our products as standalone products or in conjunction with medical products. Additionally, individual customers can purchase Dental PPO plans as standalone products or in conjunction with individual medical policies.

Beginning in 2016 Cigna launched a suite of digital enhancements to our web portal and mobile application, for our dental customers to schedule appointments online, compare out-of-pocket costs across multiple dentists, and access information that evaluates the dentist's professional history, affordability and patient experience. Cigna's recent acquisition of Brighter, a leader in digital engagement with health care consumers, will accelerate developing and delivering deep end-to-end experiences that further connect our dental consumers with high quality providers.

As of December 31, 2017, our dental customers totaled 15.8 million worldwide and approximately 67% are enrolled in plans with funding arrangements that allow clients to directly benefit from lower dental costs. Our U.S. customers access care from one of the largest Dental PPO networks and Dental HMO networks, with approximately 140,600 Dental PPO and 19,900 Dental HMO health care professionals.

Vision

Cigna Vision offers flexible, cost-effective PPO coverage that includes a range of both in and out-of-network benefits for routine vision services offered in conjunction with our medical and dental product offerings. Our national vision care network, consisting of approximately 89,800 health care providers in over 26,300 locations, includes private practice ophthalmologist and optometrist offices, as well as retail eye care centers.

Service and Quality

Customer Service

For U.S.-based customers, we operate 22 service centers that together in 2017 processed approximately 168 million claims and handled 33 million calls providing our customers service 24 hours a day, 365 days a year.

In our international health care business, we have a service model dedicated to the unique needs of our 1.5 million customers around the world. We service them from 12 globally deployed service centers that allow us to provide service 24 hours a day, 365 days a year.

Technology

Cigna Information Technology supports the Go Deeper, Go Local, Go Beyond strategy by focusing first and foremost on strong foundational technology services and delivering against an aligned business and technology portfolio that creates market differentiation. We target specific innovation in the customer experience, digital capabilities, advanced analytics and artificial intelligence that provide key areas of competitive advantage. Our goal is to continue to focus on targeted technology investments to enable our strategic business objectives. This goal is accomplished by delivering innovative technology that enables more efficient operations, improves process integrity and cyber-protections, builds stronger relationships with our key stakeholders; optimizes our economies of scale; and maximizes flexible payment arrangements, innovative products and services and intelligent analytics to support evidence-based medicine. Through continued execution of these capabilities, we are able to better and more rapidly deliver market-differentiating and innovative solutions.

Technology plays an essential role, both as a critical enabler and as a core asset, in Cigna's drive to be the partner of choice and to deliver a superior experience to numerous stakeholders. To support these goals, our global IT strategy continues to focus on technology, infrastructure and platforms, as well as adopting Agile development methods. Execution across each of these dimensions results in improved delivery, quality and speed, stronger integration, improved transparency and greater optionality. As part of the execution of our global IT strategy, we have launched a growing portfolio of innovative solutions that leverage technologies such as virtual reality, mobile, advanced analytics and machine learning. Utilizing virtual reality technology coupled with biometrics and brain wave analysis, we developed a solution that monitors and

6 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

manages the stress level of call center agents. We also have introduced a global mobile application that enables access to a virtual health team as well as personalized health content, internet of things integration and consolidated medical record information. We are leveraging machine learning and analytics to proactively engage customers with our new, integrated customer decision support and service program, One Guide®. We are also using analytics to address the opioid epidemic. In addition to collaborating with our network of doctors, we leverage our Opioid Likely Overdose Risk Model, which uses machine learning with integrated claims data and analytics to detect opioid use patterns that suggest possible misuse.

Innovation is core to the way we do business; we continuously seek opportunities to drive efficiencies and create a superior customer experience through technology. Our business strategy is predicated on providing customers with differentiated, easy to use, seamless and secure products and solutions that leverage analytics and information to meet their increasing expectations. That means we need to anticipate those needs and meet customers where they are. From predicting and preventing chronic diseases, to mining data to reduce payment and claims fraud, to using the data from wearable's to optimize health, we foresee even more opportunities going forward to use sophisticated artificial intelligence and machine learning techniques. This will allow us to build even better models to answer the complex questions, and will lead to better health care outcomes.

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

Cigna is using advanced analytic capabilities throughout all facets of the business to:

•
Identify and quantify the financial and clinical cost of discrete health opportunities and insights into how to best engage individual customers (e.g., digital, phone, or physician-based interactions). We convert these insights into a Health Matters Score that is used to connect each customer to the right clinical services and drive better clinical, financial, and quality outcomes.

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

Health Improvement through Engaging Providers and Customers

Cigna improves health outcomes, reduces health care costs, and delivers a better customer and provider experience by enabling optimized relationships that connect care between customers and providers. We refer to this as our Connected Care strategy. Key aspects of this strategy include engaging customers in their health, collaborating with providers to help them improve their performance, and connecting customers and providers through aligned health goals and incentives and actionable information to enable better decisions and outcomes. Cigna is committed to developing innovative solutions that span the health care delivery system and can be applied to different types of providers. Currently we have numerous collaborative arrangements with our participating health care providers and are actively developing new arrangements to support our Connected Care strategy. The key principles that guide our innovative solutions include:

•
improving access to care at the local market level;

•
collaborating with and supporting providers to be successful with value-based care;

•
leveraging actionable, personalized patient information, enhancing the patient experience; and,

•
shifting reimbursement incentives to reward quality medical and cost outcomes.

We continue to increase our engagement with physicians and hospitals by rapidly developing the types of arrangements discussed below. Over two million medical customers are currently serviced by more than 136,000 health care providers in these types of arrangements.

•
Cigna Collaborative Care.

  •
  Accountable Care Program – we have over 200 collaborative care arrangements with primary care groups built on the patient-centered medical home and accountable care organization ("ACO") models. Our arrangements span over 30 states and reach over 2.4 million customers. We are committed to increasing the number of groups over the next several years. Our goal is to reach 280 programs by the end of 2020.
CIGNA CORPORATION - 2017 Form 10-K 7

Back to Contents

PART I
ITEM 1. Business

    •
    Hospital Quality Program – we have contracts with over 450 hospitals where reimbursements are tied to quality metrics. We expect to grow this number to over 600 hospitals by the end of 2020.

    •
    Specialist Programs – we have approximately 150 arrangements with specialist groups in value-based reimbursement arrangements. Our goal is to reach approximately 260 arrangements by the end of 2020. Programs include arrangements with several types of specialist groups around the country, including orthopedics, obstetrics and gynecology, cardiology, gastroenterology, oncology, nephrology, and neurology. Arrangements include care coordination, and episodes of care reimbursements, for meeting cost and quality goals.

•
Independent Practice Associations are value based physician engagement models in our Cigna-HealthSpring business that allow the physician groups to share financial outcomes with us. The Cigna-HealthSpring clinical model also includes outreach to new and at-risk patients to ensure they are accessing their primary care physician.

•
CareAllies®.  In 2016, we announced the formation of CareAllies®; this U.S.-based population health company is focused on helping physicians manage the health of their patients and improve their health outcomes. CareAllies® partners with physicians, provider groups and health systems to develop customized solutions that help them meet their goals across all patients and all payers.

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

•
Customer Engagement Products – Cigna One Guide®.  Cigna is also delivering a personalized experience to help our customers navigate the complex health care system and make important health care choices. Cigna One Guide® provides customers with access to guided consultations via phone, mobile application and "Click-to-Chat" to help with choosing their benefits, building a personal health team of doctors, clinicians and coaches, navigating their health benefits and reducing their health expenses through reward programs.

In the international health care business we use the Net Promoter Score ("NPS") approach to continually gather insights from customers and health care professionals around the world and to guide how we proactively enhance product and service offerings.

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

The Cigna Care Network® is a benefit-plan design option offered in 74 service areas. The network distinguishes physicians in 21 specialties (3 primary care and 18 other specialties) who participate in our network, based on specific quality and/or cost-efficiency criteria. The benefit design is intended to encourage Cigna customers to consider using a Cigna Care Network® physician, affords a lower co-payment or coinsurance for services provided by a physician in this network than if the individual were to select a participating, non-Cigna Care Network® physician.

LocalPlus® is a locally-tailored network of select health care providers and facilities designed to provide cost-effective and quality care. It links multiple local networks across geographic markets to provide consistency for both employers and the customers. LocalPlus® was available in 23 markets as of the end of 2017, and will be available in 24 markets by the end of 2018.

The Cigna SureFit® network is built around a focused, local network of doctors and hospitals, who are rewarded for collaborating and providing quality care. Customers choose a primary care provider ("PCP") at enrollment, which helps ensure care is coordinated within the network – creating a better, more affordable customer experience. This creates network efficiencies that result in significant client savings over our Open Access Plus ("OAP") product. Traditional and alternative funding options are paired with integrated medical, pharmacy and behavioral health products to further maximize savings.

Medical Care and Onsite Services

•
Cigna Medical Group is a multi-specialty medical group practice that delivers primary care and certain specialty care services through 20 medical facilities and 120 clinicians in Phoenix, Arizona. These health care centers have received the highest accreditation (level 3) from the National Committee for Quality Assurance ("NCQA").

•
LivingWell Health Centers – HealthSpring®.  Medicare Advantage customers may receive care from one of our four free-standing clinics and 13 "embedded" clinics that incorporate the principles and resources of stand-alone clinics while allowing the customer access to their primary care physician.

•
Cigna Onsite Health provides employer-based onsite or nearby health centers and health and wellness coaches with nearly 60 health centers and 160 health coaches. Care delivery services include acute, episodic care through full primary care services. Additional services include a range of health and wellness and preventive services, pre-packaged generic prescription dispensing, biometrics screenings and health and wellness coaching for diet and nutrition as well as chronic condition management. Cigna Onsite Health also offers virtual health services to extend access to care for both coaching and treatment services.
8 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

External Validation

We continue to demonstrate our commitment to quality and have a broad scope of quality programs validated through nationally recognized external accreditation organizations. We achieved Health Plan accreditation from the NCQA in 38 of our markets. Additional NCQA recognitions include Full Accreditation for Managed Behavioral Healthcare Organization for Cigna Behavioral Health, Accreditation with Performance Reporting for Wellness & Health Promotion, Accreditation for our Disease Management programs and Physician & Hospital Quality Certification for our provider transparency program. We have Full Accreditation for Health Utilization Management, Case Management, Pharmacy Benefit Management and Specialty Pharmacy from URAC, an independent, nonprofit health care accrediting organization dedicated to promoting health care quality through accreditation, certification and commendation. We participate in the NCQA's Health Plan Employer Data and Information Set ("HEDIS®") Quality Compass Report, whose Effectiveness of Care measures are a standard set of metrics to evaluate the effectiveness of managed care clinical programs.

Markets and Distribution

We offer health care and related products and services in the following market segments:

		% of Medical Customers

National	Multi-state employers with 5,000 or more U.S.-based, full-time employees. We offer primarily ASO funding solutions in this market segment.	23%
Middle Market	Employers generally with 250 to 4,999 U.S.-based, full-time employees. This segment also includes single-site employers with more than 5,000 employees and Taft-Hartley plans and other groups. We offer ASO, experience rated and guaranteed cost insured funding solutions in this market segment.	53%
Select	Employers generally with 51-249 eligible employees. We usually offer ASO with stop loss insurance coverage and guaranteed cost insured funding solutions in this market segment.	9%
Individual	In 2017, we offered plans in fifteen states. We had plans on public health insurance exchanges in seven states (Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia) and off-exchange in eight states (Arizona, California, Connecticut, Florida, Georgia, New Jersey, South Carolina, and Texas). In 2018, we offer plans in nine states. We have plans on public health insurance exchanges in six states (Colorado, Illinois, Missouri, North Carolina, Tennessee, and Virginia) and off-exchange in three states (Arizona, Florida, and New Jersey). Consistent with the regulations for Individual ACA compliant plans, we offer plans only on a guaranteed cost basis in this market segment.	2%
Government	Individuals who are post-65 retirees, as well as employer group sponsored pre- and post-65 retirees. We offer Medicare Advantage, Prescription Drug programs, and Medicaid products in this market segment including dual-eligible members who receive both Medicare and Medicaid benefits.	3%
International	Local and multinational companies, international organizations and governments and their local and globally-mobile employees and dependents working or travelling in more than 190 countries and jurisdictions. We offer guaranteed cost, experience rated insured and ASO funding solutions in this market segment.	10%

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

We employ sales representatives to distribute our products and services through insurance brokers and insurance consultants or directly to employers, unions and other groups or individuals. We also employ sales representatives to sell access to our national participating provider network, utilization review services, behavioral health care and pharmacy management services, and employee assistance services directly to insurance companies, HMOs and third party administrators. As of December 31, 2017, our field sales force consisted of over 1,200 sales representatives in 124 field locations. In our Government business, Medicare Advantage enrollment is generally a decision made individually by the customer, and accordingly, sales agents and representatives focus their efforts on in-person contacts with potential enrollees, as well as telephonic and group selling venues.

Competition

Our business is subject to intense competition and continuing industry consolidation creates an even more competitive business environment. In certain geographic locations, some health care companies may have significant market share positions, but no one competitor dominates the health care market nationally. Given the current economic and political environment, we expect a continuing trend of consolidation across the health care industry supply chain (including insurers, hospitals, pharmaceutical companies, and providers).

Competition in the health care market exists both for employers and other groups sponsoring plans and for employees in those instances where the employer offers a choice of products from more than one health care company. Most group insurance policies are subject to annual review by the plan sponsor, who may seek competitive quotations prior to renewal. Since the inception of the Individual Exchange marketplaces many carriers have incurred significant financial losses leading to many exiting the market. With the continued debate regarding the ACA and the health care industry more broadly, it is likely that legislative and regulatory changes to the ACA will occur in the future.

CIGNA CORPORATION - 2017 Form 10-K 9

PART I
ITEM 1. Business

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

Our primary competitors in our U.S.-based health care businesses include:

•
other national insurance and health services companies that provide group health insurance products, including Aetna, Anthem, Humana, Kaiser Permanente and UnitedHealth Group;

•
not-for-profit managed care organizations, including Blue Cross/Blue Shield plans;

•
other regional stand-alone managed care and specialty companies, including newer health plans seeking to disrupt in part through technology (e.g. Bright Health and Oscar)

•
managed care organizations affiliated with major insurance companies and hospitals; and

•
national managed pharmacy, behavioral health and utilization review services companies.

Our primary competitors in the international health care business include U.S.-based insurers such as Aetna, UnitedHealth Group GeoBlue and MetLife; global competitors such as BUPA and Allianz; and local and regional insurers in a range of countries.

In addition to our traditional competitors, new sources of competition continue to emerge. These newer competitors are focused on delivering lower cost benefits and services through internet-enabled technology that allows consumers to take a more active role in the management of their health. This can be accomplished through financial incentives, access to enhanced quality medical data and other information sharing. The effective use of our health advocacy, customer insight and physician engagement capabilities, along with decision support tools (some of which are web-based) and enabling technology are critical to success in the health care industry, and we believe our capabilities in these areas will be competitive differentiators.

Industry Developments

The health insurance marketplace will continue to be shaped by the ACA over the near term. However, Congressional efforts to repeal and replace the ACA, various executive actions of the Trump administration, and the repeal of the individual mandate as part of the recently signed U.S. tax reform legislation make the future of the ACA uncertain. See the "Regulation" and "Risk Factors" sections of the Form 10-K for additional discussion about these developments.

Global Supplemental Benefits

How We Win
  •
  Leveraging deep consumer insights to drive product innovation

  •
  Targeting the growing middle class and seniors populations globally

  •
  Easy to understand, affordable products designed to fill gaps in either private or public coverage

  •
  Leading innovative, direct to consumer distribution capabilities

  •
  Locally licensed and managed by strong, locally developed talent

Products and Services	Key Geographies and Growth Markets	Distribution Channels

• Hospitalization • Dental • Medicare Supplement • Critical Illness • Personal Accident • Term Life • Variable Universal Life • Individual Private Medical Insurance	• Asia: South Korea, China, Taiwan, Hong Kong, Indonesia and India • Turkey • United States	• Telemarketing • Home Shopping & Direct Response Television • Independent agents • Bancassurance • Internet

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

10 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Principal Products and Services

Supplemental Health, Life and Accident Insurance

Supplemental health, life and accident insurance products generally provide simple, affordable coverage of risks for the health and financial security of individuals. Supplemental health products provide specified payments for a variety of health risks and include personal accident, accidental death, critical illness, hospitalization, travel, dental, cancer and other dread disease coverages. We also offer customers individual private medical insurance, term and variable universal life insurance and certain savings products.

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

A global approach to underwriting risk management allows each local business to underwrite and accept risk within specified limits. Retentions are centrally managed through cost effective use of external reinsurance to limit our liability on per life, per risk and per event (catastrophe) bases.

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

South Korea represents our single largest geographic market for Global Supplemental Benefits. For information on this concentration of risk for the Global Supplemental Benefits segment's business in South Korea, see "Other Items Affecting Results of Global Supplemental Benefits" in the Global Supplemental Benefits section of the MD&A beginning on page 49 of this Form 10-K.

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

In the Medicare supplement business, the principal competitive factors are underwriting and pricing, relative operating efficiency, broker relations and the quality of claims and customer service. Our primary competitors in this business include U.S.-based health insurance companies.

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

CIGNA CORPORATION - 2017 Form 10-K 11

PART I
ITEM 1. Business

Most of the businesses in this segment operate through foreign subsidiaries. We continue to maintain a capital management strategy to retain overseas a significant portion of the earnings from these foreign operations. These undistributed earnings are deployed outside of the United States in support of the liquidity and capital requirements of our foreign operations. As a result of U.S. tax reform legislation enacted in December 2017, we recorded additional U.S. taxes of $88 million related to the Company's accumulated unremitted foreign earnings. Most of these taxes were incurred in the Global Supplemental Benefits segment. See the Management's Discussion and Analysis section of this Form 10-K for additional discussion of our capital management strategy and the impact of tax reform.

Group Disability and Life

How We Win
  •
  Disability absence management model that reduces overall costs to employers

  •
  Integration of disability products with medical and specialty offerings, promoting health and wellness and optimizing employee productivity

  •
  Complementary portfolio of group disability, life and accident offerings

  •
  Disciplined underwriting, pricing and investment strategies supporting profitable long-term growth

Products and Services		Distribution Channels

• Short-term disability	• Personal and voluntary accident	• Insurance brokers and consultants
• Long-term disability	• Business travel accident	• Sales representatives

• Leave administration	• Critical illness, Accidental injury and Hospital indemnity
• Paid family leave		Customer Segments
• Basic-term life

• Voluntary term life		• National
• Group universal life		• Middle Market
• Select

Our Group Disability and Life business markets its products and services in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada.

Products and Services

Group Disability

Long-term and short-term group disability insurance products generally provide a fixed level of income to replace a portion of wages lost because of disability. Group disability coverage is typically employer-paid or a combination of employer and employee-paid, but also may include coverage paid for entirely by employees. As part of our group disability insurance products, we also provide assistance to employees in returning to work and assistance to employers with resources to manage the cost of employee disability. We are an industry leader in helping employees return to work quickly, resulting in higher productivity and lower cost for employers and a better quality of life for their employees.

We seek to integrate the administration of our disability insurance products with other disability benefit programs, behavioral programs, medical programs, social security advocacy and administration of federal Family and Medical Leave Act ("FMLA"), State Leave Laws and other leave of absence programs. We believe this integration provides our customers with increased efficiency and effectiveness in disability claims management, enhances productivity and reduces overall costs to employers. This integration also provides early insight into employees at risk for future disability claims. Coordinating the administration of these disability programs with medical programs offered by our health care business provides enhanced opportunities to influence outcomes, reduce the cost of both medical and disability events and improve the return to work rate. The benefits of this integrated approach also include:

•
using information from the health care and disability databases to help identify, treat and manage disabilities before they become longer in duration or chronic and more costly; and

•
proactively reaching out to assist employees suffering from a mental health or chronic condition, either as a primary condition or as a result of another condition.

Our disability products and services are offered on a fully insured, experience-rated and ASO basis, although most are fully insured. As measured by 2017 premiums and fees, disability constituted 51% of this segment's business. Approximately 15,400 disability insurance policies covering approximately 8.8 million lives were in force as of December 31, 2017.

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

12 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

As measured by 2017 premiums and fees, group life insurance constituted approximately 43% of this segment's business. Approximately 9,200 group life insurance policies covering approximately 6.5 million lives were in force as of December 31, 2017.

Other Products and Services

We also offer personal accident insurance coverage, consisting primarily of accidental death and dismemberment and travel accident insurance to employers. Group accident insurance may be employer-paid or employee-paid. In addition, we offer specialty insurance services that consist primarily of disability and life, accident and hospital indemnity products to professional or trade associations and financial institutions.

We also provide a number of voluntary products and services that are typically paid by the employee and offered at the employer's worksite. Our plans provide employers with administrative solutions designed to provide employers with a complete and simple way to manage their benefits program. In recent years, we have brought to market three additional voluntary offerings: accidental injury insurance, critical illness coverage and hospital indemnity. These products provide additional dollar payouts to employees for unexpected accidents, hospitalization or more serious illnesses.

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

The effectiveness of return-to-work programs and morbidity levels will impact the profitability of disability insurance products. Our previous claim experience and industry data indicate a correlation between disability claim incidence levels and economic conditions, with submitted claims rising under adverse economic conditions, although this impact is not clear. For life insurance products, the degree to which future experience deviates from mortality and expense assumptions also affects profitability.

To reduce our exposure to large individual and catastrophic losses under group life, disability and accidental death policies, as well as our more recent accidental injury and critical illness policies, we purchase reinsurance from a diverse group of unaffiliated reinsurers. Our comprehensive reinsurance program consists of excess of loss treaties and catastrophe coverage designed to mitigate earnings volatility and provide surplus protection.

Markets and Distribution

We market our group disability and life insurance products and services to employers, employees, professional and other associations and groups in the National, Middle Market and Select segments (see definitions of these segments on page 9). In marketing these products, we primarily sell through insurance brokers and consultants and employ a direct sales force consisting of approximately 250 sales professionals in 27 office locations as of December 31, 2017.

Competition

The principal competitive factors that affect the Group Disability and Life segment are underwriting and pricing, the quality and effectiveness of claims management, relative operating efficiency, investment and risk management, distribution methodologies and producer relations, the breadth and variety of products and services offered, the quality of customer service and, more importantly, the state of the tools and technology available for customers, clients, consultants and producers. For certain products with longer-term liabilities, such as group long-term disability insurance, the financial strength of the insurer, as indicated by ratings issued by nationally recognized rating agencies, is also a competitive factor.

The principal competitors of our group disability, life and accident businesses are other large and regional insurance companies that market and distribute these or similar types of products and include Unum, The Hartford, Prudential, Lincoln and MetLife.

As of December 31, 2017, we are one of the top providers of group disability, life and accident insurance in the United States, based on premiums.

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

CIGNA CORPORATION - 2017 Form 10-K 13

PART I
ITEM 1. Business

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

Over the past few years, there has been heightened review by state regulators of the claims handling practices within the disability and life insurance industry. This has resulted in an increase in coordinated, multi-state examinations that target specific market practices in addition to regularly recurring examinations of an insurer's overall operations conducted by an individual state's regulators. We have been subject to such an examination over the past several years. See Note 21(E) to our Consolidated Financial Statements for additional information.

The depressed level of interest rates in the United States over the last several years has constrained earnings growth in this segment due to lower yields on our fixed-income investments and higher benefit expenses resulting from the discounting of future claim payments at lower interest rates.

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

In February 2013, we effectively exited the guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") business by reinsuring 100% of our future exposures, net of retrocessional arrangements in place at that time, up to a specified limit. For additional information regarding this reinsurance transaction and the arrangements that secure our reinsurance recoverables, see Note 9 to our Consolidated Financial Statements.

Individual Life Insurance and Annuity and Retirement Benefits Businesses

This business includes deferred gains recognized from the 1998 sale of the individual life insurance and annuity business and the 2004 sale of the retirement benefits business. For more information regarding the arrangements that secure our reinsurance recoverables for the retirement benefits business, see Note 9 to our Consolidated Financial Statements.

Investments and Investment Income

General Accounts

Our investment operations provide investment management and related services for our corporate invested assets and the insurance-related invested assets in our General Account ("General Account Invested Assets"). We acquire or originate, directly or through intermediaries, a broad range of investments including private placement and public securities, commercial mortgage loans, real estate, mezzanine, private equity partnerships and short-term investments. Invested assets also include policy loans that are fully collateralized by insurance policy cash values. Invested assets are managed primarily by our subsidiaries and, to a lesser extent, external managers with whom our subsidiaries contract. Net investment income is included as a component of adjusted income from operations for each of our reporting segments and Corporate. Realized investment gains (losses) are reported by segment but excluded from adjusted income from operations. For additional information about invested assets, see the "Investment Assets" section of the MD&A beginning on page 52 and Notes 10 to 12 of our Consolidated Financial Statements.

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

14 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

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

•
reimbursement or payment levels for out-of-network emergency care services;

•
claim appeal procedures;

•
provider directory and network adequacy requirements;

•
advertising; and

•
the operation of consumer-directed plans (including health savings accounts, health reimbursement accounts, flexible spending accounts and debit cards).

The business of administering and insuring employee benefit programs in the United States, particularly health care programs, is heavily regulated by state and federal laws and administrative agencies, such as state departments of insurance, and federal agencies including HHS, CMS, the Internal Revenue Service ("IRS") and the Departments of Labor ("DOL"), Treasury and Justice ("DOJ"), as well as the courts. Health savings accounts, health reimbursement accounts and flexible spending accounts also are regulated by the Department of the Treasury and the IRS.

Our operations, accounts and other books and records are subject to examination at regular intervals by regulatory agencies, including state insurance and health and welfare departments, state boards of pharmacy, CMS, DOL, and comparable international regulators to assess compliance with applicable laws and regulations. In addition, our current and past business practices are subject to review by, and from time to time we receive subpoenas and other requests of information from various state insurance and health care regulatory authorities, state attorneys general, the Office of Inspector General ("OIG"), the DOJ, the DOL and other state, federal and international authorities, including inquiries by, and testimony before committees and subcommittees of the U.S. Congress regarding certain of our business practices. These examinations, reviews, subpoenas and requests may result in changes to or clarifications of our business practices, as well as fines, penalties or other sanctions.

Our international subsidiaries are subject to regulations in international jurisdictions where foreign insurers may face more rigorous regulations than their domestic competitors. In addition, the expansion of our operations into foreign countries increases our exposure to certain U.S. laws, such as the Foreign Corrupt Practices Act of 1977 ("FCPA"). See page 19 for further discussion of international regulations.

Patient Protection and the Affordable Care Act (ACA)

The ACA mandated broad changes affecting insured and self-insured health benefit plans that impact our current business model, including our relationship with current and future producers and health care providers, products, services, processes and technology. Several bills were

CIGNA CORPORATION - 2017 Form 10-K 15

Back to Contents

PART I
ITEM 1. Business

introduced in Congress in 2017 to repeal and replace the ACA, though none had passed the House and Senate. Discussions on the ACA continue in Congress.

Throughout 2017, President Trump took several steps to limit the utility of the ACA. In January 2017, he signed an executive order instructing agencies to waive, defer, grant exemptions from, or delay the implementation of any provision or requirement of the ACA that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, providers, insurers, recipients of health care services, purchasers of health insurance or makers of medical devices, products or medications. In October 2017, President Trump issued another executive order that could result in significant changes to the individual and group health insurance markets. Among other things, the executive order permits the expansion of association health plans where small businesses and individuals join together to form a plan. It may also expand the use of short term health plans that generally have lower premiums and less coverage than policies sold on the exchanges. At this time, we are unable to determine the effect, if any, of these actions on our business or results of operations.

Also in October 2017, the Trump administration stopped payment of cost-sharing reduction subsidies to insurers. Cost-sharing reduction subsidies lower the amount that qualifying customers pay for deductibles, copayments and coinsurance. The federal government had provided funding for the cost-sharing reduction subsidies to the qualifying customer's insurer until the President's executive order. The attorneys general of 18 states and the District of Columbia have sued the Trump administration, seeking to require the administration to continue paying these subsidies. While the litigation is at a preliminary stage, in October 2017, the court denied the attorney generals' request for an injunction, allowing the government to cease providing the cost-sharing reduction payments to insurers during the pendency of the matter. We will continue to monitor developments as the case proceeds.

In December 2017, the U.S. tax reform legislation was signed into law that, among other things, repealed the penalty charged to individuals without health insurance, known as the "individual mandate," effective January 1, 2019.

As a result of these actions, the future of the ACA is uncertain.

Key Provisions of the ACA

Various fees, including the health insurance industry tax, were assessed beginning in 2014. The health insurance industry assessment, totaling $14.3 billion in 2018, is not tax deductible. While federal appropriations legislation imposed a one-year moratorium on the industry tax for 2017 and 2019, the industry tax has been reinstated for 2018. For 2020 and beyond, the annual industry tax will equal the amount for the preceding year increased by a rate of premium growth for the preceding year less the rate of growth in the consumer price index for the preceding calendar year. Our share of this industry tax is determined based on our proportion of premiums for both our commercial and government risk businesses to the industry total.

Each state has a state-based, a state and federal partnership, or a federally-facilitated health insurance exchange for individuals and small employer groups to purchase insurance coverage. Because individuals seeking to purchase health insurance coverage either on or off the exchanges are guaranteed to be issued a policy, the ACA provided programs designed to reduce the risk for participating health insurance companies. The ACA includes a permanent program that adjusts premiums based on the relative health status of the customer base ("risk adjustment"). Two other programs, a reinsurance program and a risk corridor program, were temporary in nature (2014-2016).

MLR requirements, as prescribed by HHS, require payment of premium rebates to group and individual policyholders if certain annual MLRs are not met in our commercial business. Expatriate health coverage is excluded from certain provisions of the ACA, including the MLR requirement.

Other provisions of the ACA in effect include reduced Medicare Advantage premium rates, the requirement to cover preventive services with no enrollee cost-sharing, banning the use of lifetime and annual limits on the dollar amount of essential health benefits, increasing restrictions on rescinding coverage and extending coverage of dependents to the age of 26. The employer mandate requires employers with 50 or more full-time employees to offer affordable health insurance that provides minimum value (each as defined under the ACA) to full-time employees and dependent children up to age 26 or be subject to penalties based on employer size. The ACA also changed certain tax laws that effectively limit tax deductions for certain employee compensation paid by health insurers.

Management continues to be actively engaged with the Trump administration, Congress, regulators and policymakers with respect to the ACA. However, President Trump's and Congress' attempts to scale back the ACA, such as through the repeal of the individual mandate, regulatory challenges to the ACA, and pending litigation challenging aspects of the law and related executive orders, will continue to create uncertainty about the ultimate impact of the ACA.

See also the "Executive Overview" section of our MD&A beginning on page 35 of this Form 10-K. In addition, accounting policies around the government's risk mitigation programs are further disclosed in Note 2 to our Consolidated Financial Statements.

Medicare and Medicaid Regulations

Several of our subsidiaries engage in businesses that are subject to federal Medicare regulations, such as:

•
those offering individual and group Medicare Advantage coverage; and

•
those offering Medicare Pharmacy (Part D) products.

In our Medicare Advantage and Medicare Part D business, we contract with CMS to provide services to Medicare beneficiaries. As a result, our ability to obtain payment (and the determination of the amount of such payments), enroll and retain members and expand into new service areas is subject to compliance with CMS' numerous and complex regulations and requirements that are frequently modified and subject to administrative discretion. Marketing and sales activities (including those of third-party brokers and agents) are also heavily regulated by CMS and other governmental agencies, including applicable state departments of insurance. We will continue to allocate significant resources to our compliance, ethics and fraud, waste and abuse programs to comply with the laws and regulations governing Medicare Advantage and Medicare Part D programs.

Our Medicare Advantage and Medicare Part D prescription drug plan businesses also have been impacted by the ACA (and other programs) in a variety of ways, including mandated minimum reductions to risk scores, transition of Medicare Advantage "benchmark" rates to Medicare

16 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

fee-for-service parity, reduced enrollment periods and limitations on disenrollment and mandated consumer discounts on brand name and generic prescription drugs for Medicare Part D plan participants in the coverage gap.

The ACA ties a portion of each Medicare Advantage plan's and Medicare Part D plan's reimbursement to the plan's "Star Rating" by CMS; those plans receiving a rating of four or more stars are eligible for quality-based bonus payments. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventative services, chronic illness management, coverage determinations and appeals and customer satisfaction. The star rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater.

The ACA requires Medicare Advantage and Medicare Part D plans to meet a minimum MLR of 85%. If the MLR for a CMS contract is less than 85%, we are required to pay a penalty to CMS and could be required to make additional payments or be subject to other penalties if the MLR continues to be less than 85% for successive years. Through the ACA and other federal legislation, funding for Medicare Advantage plans has been and may continue to be altered.

Our Medicaid and dual eligible products are also regulated by CMS and state Medicaid agencies that audit our performance to determine compliance with contracts and regulations. We continue to work in collaboration with applicable state agencies regarding our Medicaid plan in Texas to ensure ongoing compliance and sustainability.

Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007 requires us to report specific information regarding claimants and claim settlements involving Medicare participants so CMS can recover Medicare funds expended to provide health care treatment to the claimant.

Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties may be imposed for non-compliance with these laws and regulations.

Federal and State Audits of Government-Sponsored Health Care Programs

Participation in government-sponsored health care programs subjects us to a variety of federal and state laws and regulations and risks associated with audits conducted under these programs. These audits may occur in years subsequent to our providing the relevant services. These risks may include potential fines and penalties, restrictions on our ability to participate or expand our presence in certain programs and restrictions on marketing our plans. For example, with respect to our Medicare Advantage business, CMS and the OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including program audits, compliance with proper coding practices (sometimes referred to as "Risk Adjustment Data Validation Audits" or "RADV audits"). For our Medicare Part D business, compliance with fraud and abuse enforcement practices is monitored through Recovery Audit Contractor ("RAC") audits in which third-party contractors conduct post-payment reviews on a contingency fee basis to detect and correct improper payments. In addition, negative performance points may be accumulated for noncompliance, including failure to perform satisfactorily during an audit. Negative past performance points could restrict our ability to expand our Medicare Advantage business geographically. The DOJ is currently conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Medicare Advantage organizations under Medicare Parts C and D.

The federal government has made investigating and prosecuting health care fraud, waste and abuse a priority. Fraud, waste and abuse prohibitions encompass a wide range of activities, including kickbacks for inducement to refer customers, billing for unnecessary medical services, coding, network adequacy and improper marketing. The False Claims Act (which includes whistleblower provisions) enables the federal government to bring a lawsuit against an entity that it believes has knowingly presented a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. The regulations and contractual requirements in this area are complex, are frequently modified, and are subject to administrative discretion and judicial interpretation. A number of states have also adopted false claims acts and whistleblower provisions. We expect to continue to allocate significant resources to comply with these regulations and requirements and to maintain audit readiness.

Pharmacy-related Laws and Regulations

Certain of our subsidiaries are pharmacies that dispense prescription drugs to participants of benefit plans administered or insured by our HMO and insurance company subsidiaries. These pharmacy-subsidiaries are subject to state licensing requirements and regulation as well as U.S. Drug Enforcement Agency registration requirements, U.S. Food and Drug Administration requirements and third party accreditation requirements. Other laws and regulations affecting our pharmacy-subsidiaries include federal and state laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances.

Our pharmacy benefit management (PBM) services are subject to numerous laws and regulations, including, for example the False Claims Act and federal and state anti-kickback laws. These laws and regulations govern, and proposed legislation and regulations may govern, critical PBM practices, including disclosure, receipt and retention of rebates and other payments received from pharmaceutical manufacturers; receipt and retention of transmission fees from contracted pharmacies; use of, administration of, and/or changes to drug formularies, maximum allowable cost list pricing, and/or clinical programs; disclosure of data to third parties; drug utilization management practices; the level of duty a pharmacy benefit manager owes its customers; configuration of pharmacy networks; the operations of our subsidiary pharmacies; disclosure of negotiated provider reimbursement rates; calculation of customer cost share for prescription drug claims; disclosure of fees associated with administrative service agreements and patient care programs that are attributable to customers' drug utilization; and registration or licensing of pharmacy benefit managers.

Other Federal and State Regulations

Employee Retirement Income Security Act and the Public Health Service Act

Our domestic subsidiaries sell most of their products and services to sponsors of employee benefit plans that are governed by the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA is a complex set of federal laws and regulations enforced by the IRS and the Department of Labor, as well as the courts. ERISA regulates certain aspects of the relationship between us, the employers that maintain employee welfare benefit plans subject to ERISA and participants in such plans. Our domestic subsidiaries are subject to requirements

CIGNA CORPORATION - 2017 Form 10-K 17

Back to Contents

PART I
ITEM 1. Business

imposed by ERISA affecting claim payment and appeals procedures for individual health insurance and insured and self-insured group health plans and for the insured dental, disability, life and accident plans we administer. Our domestic subsidiaries also may contractually agree to comply with these requirements on behalf of the self-insured dental, disability, life and accident plans they administer.

Many provisions of the ACA impacting insured and self-insured group health plans were incorporated into ERISA. The health insurance reform provisions under ERISA were also incorporated into the Public Health Service Act and are directly applicable to health insurance issuers (i.e., health insurers and HMOs).

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

The Health Information Technology for Economic and Clinical Health Act ("HITECH") imposes additional contracting requirements for covered entities, the extension of privacy and security provisions to business associates, the requirement to provide notification to various parties in the event of a data breach of protected health information, and enhanced financial penalties for HIPAA violations, including potential criminal penalties for individuals. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate.

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

A number of states have adopted data security laws and regulations regulating data security and requiring security breach notification that may apply to us in certain circumstances and are increasingly focused on protecting individuals from identity theft. Neither HIPAA nor the Gramm-Leach-Bliley privacy regulations preempt more stringent state laws and regulations. In addition, international laws, rules and regulations governing the use and disclosure of personal information are generally more stringent than in the United States, and they vary from jurisdiction to jurisdiction.

The Cybersecurity Information Sharing Act of 2015 ("CISA") encourages organizations to share cyber threat indicators with the federal government and, among other things, directs HHS to develop a set of voluntary cybersecurity best practices for organizations in the health care industry. States have also begun to issue regulations specifically related to cybersecurity. In October 2017, the National Association of Insurance Commissioners ("NAIC") adopted the Insurance Data Security Model Law that creates rules for insurers and other covered entities addressing data security, investigation and notification of breaches. This includes maintaining an information security program based on ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. As the model law is intended to serve as model legislation only, states will need to enact legislation for the model law to become mandatory and enforceable. We will continue to monitor states' activity regarding cybersecurity regulation.

Consumer Protection Laws

We engage in direct-to-consumer activities and are increasingly offering mobile and web-based solutions to our customers. We are therefore subject to federal and state regulations applicable to electronic communications and other consumer protection laws and regulations, such as the Telephone Consumer Protection Act and the CAN-SPAM Act. In particular, the Federal Trade Commission is increasingly exercising its enforcement authority in the areas of consumer privacy and data security, with a focus on web-based, mobile data and "big data." Federal consumer protection laws may also apply in some instances to privacy and security practices related to personally identifiable information.

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

18 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1. Business

Regulation of Insurance Companies

Financial Reporting, Internal Control and Corporate Governance

Regulators closely monitor the financial condition of licensed insurance companies and HMOs. States regulate the form and content of statutory financial statements, the type and concentration of permitted investments, and corporate governance over financial reporting. Our insurance and HMO subsidiaries are required to file periodic financial reports and schedules with regulators in most of the jurisdictions in which they do business as well as annual financial statements audited by independent registered public accounting firms. Certain insurance and HMO subsidiaries are required to file an annual report of internal control over financial reporting with most jurisdictions in which they do business. Insurance and HMO subsidiaries' operations and accounts are subject to examination by such agencies. Many states have expanded regulations relating to corporate governance and internal control activities of insurance and HMO subsidiaries as a result of model regulations adopted by the NAIC with elements similar to corporate governance and risk oversight disclosure requirements under federal securities laws.

Guaranty Associations, Indemnity Funds, Risk Pools and Administrative Funds

Most states and certain non-U.S. jurisdictions require insurance companies to support guaranty associations or indemnity funds that are established to pay claims on behalf of insolvent insurance companies. Some states have similar laws relating to HMOs and other payers, such as consumer operated and oriented plans (co-ops) established under the ACA. In the United States, these associations levy assessments on member insurers licensed in a particular state to pay such claims. Certain states require HMOs to participate in guaranty funds, special risk pools and administrative funds. For additional information about guaranty fund and other assessments, see Note 21 to our Consolidated Financial Statements.

Certain states continue to require health insurers and HMOs to participate in assigned risk plans, joint underwriting authorities, pools or other residual market mechanisms to cover risks not acceptable under normal underwriting standards, although some states have eliminated these requirements as a result of the ACA.

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

The Risk Management and Own Risk and Solvency Assessment Model Act ("ORSA"), adopted by the NAIC, provides requirements and principles for maintaining a group solvency assessment and a risk management framework and reflects a broader approach to U.S. insurance regulation. ORSA includes a requirement to file an annual ORSA Summary Report in the lead state of domicile. To date, an overwhelming majority of the states have adopted the same or similar versions of ORSA. We file our ORSA report annually as required.

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

International Regulations

Our operations outside the United States expose us to laws of multiple jurisdictions and the rules and regulations of various governing bodies and regulators, including those related to financial and other disclosures, corporate governance, privacy, data protection, data mining, data transfer, intellectual property, labor and employment, consumer protection, direct-to-consumer communications activities, tax, anti-corruption and anti-money laundering. Foreign laws and rules may include requirements that are different from or more stringent than similar requirements in the United States.

CIGNA CORPORATION - 2017 Form 10-K 19

Back to Contents

PART I
ITEM 1. Business

Our operations in countries outside the United States:

•
are subject to local regulations of the jurisdictions where we operate;

•
in some cases, are subject to regulations in the jurisdictions where customers reside; and

•
in all cases, are subject to the FCPA.

In particular, in South Korea where we are selling insurance products directly to individual customers, regulators are focused on protecting the rights of individual customers by enforcing "Treating Customers Fairly" concepts. This regulatory focus results in rigorous data localization requirements, network separation obligations, and system monitoring restrictions, as well as obligations to closely monitor marketing communications and sales scripts. Anti-money laundering requirements in South Korea also impose obligations on the Company to collect certain information about each customer at time of sale and to risk rank each customer to determine possible future money laundering risk.

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

Miscellaneous

Premiums and fees from CMS represented 17% of our total consolidated revenues for the year ended December 31, 2017 under a number of contracts. We are not dependent on business from one or a few customers. Other than CMS, no one customer accounted for 10% or more of our consolidated revenues in 2017. We are not dependent on business from one or a few brokers or agents. In addition, our insurance businesses are generally not committed to accept a fixed portion of the business submitted by independent brokers and agents, and generally all such business is subject to approval and acceptance.

We had approximately 46,000 employees as of December 31, 2017.

20 CIGNA CORPORATION - 2017 Form 10-K

PART I
ITEM 1A. Risk Factors

ITEM 1A. Risk Factors

As a large company operating in a complex industry, we encounter a variety of risks and uncertainties that could have a material adverse effect on our business, liquidity, results of operations, financial condition or the trading price of our securities. You should carefully consider each of the risks and uncertainties discussed below, together with other information contained in this Annual Report on Form 10-K, including Management's Discussion and Analysis of Results of Operations and Financial Condition. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect us. The following risk factors have been organized by category for ease of use; however many of the risks may have impacts in more than one category. These categories, therefore, should be viewed as a starting point for understanding the significant risks facing us and not as a limitation on the potential impact of the matters discussed. Risk factors are not necessarily listed in order of importance.

Strategic and Operational Risks

Future performance of our business will depend on our ability to execute our strategic and operational initiatives effectively.

The future performance of our business will depend in large part on our ability to effectively implement and execute our strategic and operational initiatives including: (1) driving value creation in our targeted areas of business growth; (2) pursuing additional opportunities to expand our capabilities through solutions, segments, distribution channels and geographies; and (3) creating additional value through capital deployment. Successfully executing on these initiatives depends on a number of factors, including our ability to:

•
differentiate our products and services from those of our competitors;

•
develop and introduce new and innovative products or programs, particularly in response to government regulation and the increased focus on consumer-directed products;

•
grow our commercial product portfolio, including managing the uncertainties associated with the mix and volume of business on public health insurance exchanges;

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

•
identify and enter into strategic relationships;

•
manage our balance sheet exposures effectively, including our pension funding obligations; and

•
manage our Global Health Care operating expense ratio effectively.

If these initiatives fail or are not executed on effectively, our consolidated financial position and results of operations could be negatively affected. For example, efforts to reduce operating expenses while maintaining the necessary resources and talent pool are important and, if not managed effectively, could have long-term effects on our business by negatively impacting our ability to drive improvements in the quality of our products and services. For our strategic initiatives to succeed, we must effectively integrate our operations, including our acquired businesses, actively work to ensure consistency throughout the organization, and promote a global mind-set along with a focus on individual customers. If we fail to do so, our business may be unable to grow as planned, or the result of expansion may be unsatisfactory. In addition, the current competitive, economic and regulatory environment requires our organization to adapt rapidly and nimbly to new opportunities and challenges. We will be unable to do so if we do not make important decisions quickly, define our appetite for risk specifically, implement new governance, managerial and organizational processes smoothly and communicate roles and responsibilities clearly.

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

Further, federal and state regulatory agencies may restrict our ability to implement changes in premium rates. For example, the ACA includes an annual rate review requirement to prohibit unreasonable rate increases in the individual and small group health insurance markets and established minimum medical loss ratios for certain plans, which could make it more difficult to obtain price increases. Fiscal concerns regarding the continued viability of programs such as Medicare may cause decreasing reimbursement rates, delays in premium payments or

CIGNA CORPORATION - 2017 Form 10-K 21

Back to Contents

PART I
ITEM 1A. Risk Factors

insufficient increases in reimbursement rates for government-sponsored programs in which we participate. Any limitation on our ability to maintain or increase our premium or reimbursement levels, or a significant loss of customers resulting from our need to increase or maintain premium or reimbursement levels, could adversely affect our business, cash flows, financial condition and results of operations.

In addition, factors such as business consolidations and strategic alliances will likely continue to create pressure to contain or otherwise restrict price increases for products and services, despite increasing medical costs. Continuing consolidation among physicians, hospitals and other health care providers, the emergence of accountable care organizations, vertical integration of health care providers and other entities, changes in the organizational structures chosen by physicians, hospitals and health care providers, new market entrants, including those not traditionally in the health care industry, and the ability of larger employers to contract directly with providers may impact how we compete and the way we price our products. Technological advancements, such as those that allow customers and providers to access medical information remotely and telemedicine, may also affect how we compete and price our products. Our product margins and growth depend, in part, on our ability to compete effectively in our markets, set prices appropriately in highly competitive markets to keep or increase our market share, increase customers as planned, and avoid losing accounts with favorable medical cost experience while retaining or increasing our customer base in accounts with unfavorable medical cost experience.

Premiums in the health care business are generally set for one-year periods and are priced well in advance of the date on which the contract commences. Our revenue on Medicare policies is based on bids submitted mid-year in the year before the contract year. Although we base the premiums we charge and our Medicare bids on our estimate of future health care costs over the contract period, actual costs may exceed what we estimate and charge in premiums due to factors such as medical cost inflation, higher than expected utilization of medical services, new or costly drugs, treatments and technology and customer mix. Our health care costs also are affected by external events that we cannot forecast or project and over which we have little or no control, such as influenza-related health care costs, epidemics, pandemics, terrorist attacks or other man-made disasters, natural disasters or other events that materially increase utilization of medical and/or other covered services, as well as changes in customers' health care utilization patterns and provider billing practices. Relatively small differences between predicted and actual medical costs or utilization rates as a percentage of revenue can result in significant changes in our financial results. Our profitability depends, in part, on our ability to accurately predict, price for and effectively manage future health care costs through disciplined underwriting, provider contracting, utilization management and product design.

The reserves we hold for expected medical claims are based on estimates that involve an extensive degree of judgment and are inherently variable. If actual claims exceed our estimates, our operating results could be materially adversely affected, and our ability to take timely corrective actions to contain future costs may be limited.

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

We directly and indirectly contract with physicians, hospitals and other health care professionals and facilities to provide health care services to our customers. Our results of operations are substantially dependent on our ability to contract for these services at competitive prices. In any particular market, physicians, hospitals and health care providers may enter into exclusive arrangements with competitors or simply refuse to contract with us, demand higher payments or take other actions that could result in higher medical costs or less desirable products for our customers. In some markets, certain providers, particularly hospitals, physician/hospital organizations and multi-specialty physician groups, may have significant or controlling market positions that could result in a diminished bargaining position for us. If providers refuse to contract with us, use their market position to negotiate more favorable contracts or place us at a competitive disadvantage, our ability to market products or to be profitable in those areas could be materially and adversely affected. Establishing collaborative arrangements with physician groups, specialist groups, independent practice associations, hospitals and health care delivery systems is key to our strategic focus to transition from volume-based fee-for-service arrangements to a value-based health care system. If such collaborative arrangements do not result in the lower medical costs that we project or if we fail to attract health care providers to such arrangements, or are less successful at implementing such arrangements than our competitors, our attractiveness to customers may be reduced and our ability to profitably grow our business may be adversely affected.

Our ability to develop and maintain satisfactory relationships with health care providers also may be negatively impacted by other factors not associated with us, such as changes in Medicare and/or Medicaid reimbursement levels, increasing pressure on revenue and other pressures on health care providers and increasing consolidation activity among hospitals, physician groups and health care providers. For example, ongoing reductions by CMS and state governments in amounts payable to providers, particularly hospitals, for services provided to Medicare and Medicaid enrollees may exacerbate the cost shift to private payors, thereby adversely impacting our ability to maintain or develop new cost-effective health care provider contracts or result in a loss of revenues or customers.

Continuing consolidation among physicians, hospitals and other health care providers, the emergence of accountable care organizations, vertical integration of health care providers and other entities, changes in the organizational structures chosen by physicians, hospitals and health care providers and new market entrants, including those not traditionally in the health care industry, may affect the way providers interact with us and may change the competitive landscape in which we operate. In some instances, these organizations may compete directly

22 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

with us, potentially affecting the way that we price our products and services or cause us to incur increased costs if we change our operations to be more competitive.

Out-of-network providers are not limited by any agreement with us in the amounts they bill. While benefit plans place limits on the amount of charges that will be considered for reimbursement, out-of-network providers have become increasingly sophisticated and aggressive and such limitations can be difficult to enforce. As a result, the outcome of disputes where we do not have a provider contract may cause us to pay higher medical or other benefit costs than we projected.

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

•
foreign currency exchange rates and fluctuations that may have an impact on the future costs or on future sales and cash flows from our international operations, and any countermeasures that we may implement may not be effective in reducing the effect of volatile currencies and other risks of our international operations;

•
tax positions and applicable regulations that may be subject to interpretation or uncertainty to a greater extent than in the United States;

•
our reliance on local sales forces for some operations in countries that may have labor problems and/or less flexible employee relationships that can be difficult and expensive to terminate, where laws and regulations regarding employment status may be less clear, or where changes in local regulation or law may disrupt business operations;

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

•
political conditions, including the June 2016 referendum in the United Kingdom to leave the European Union and tensions in the Korean Peninsula;

•
acts of war, terrorism, natural disasters or pandemics in locations where we operate; and

•
general economic and political conditions.

These factors may increase in significance as we continue to expand globally, and any one of these challenges could negatively affect our operations or long-term growth. For example, due to the concentration of our international business in South Korea, the Global Supplemental Benefits segment is exposed to potential losses resulting from economic and regulatory changes in that country and the geopolitical climate in the Korean Peninsula, as well as foreign currency movements affecting the South Korean currency, that could have a significant impact on the segment's results and our consolidated financial results.

International operations also require us to devote significant resources to implement controls and systems in new markets to comply with, and to ensure that our vendors and partners comply with, U.S. and foreign laws prohibiting bribery, corruption and money laundering, in addition to other regulations regarding, among other things, our products, direct-to-consumer communications, customer privacy, data protection and data residency. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these challenges. Our failure to comply with laws and regulations governing our conduct outside the United States or to establish constructive relations with non-U.S. regulators could have a material adverse effect on our business, results of operations, financial condition, liquidity and long-term growth.

We are dependent on the success of our relationships with third parties for various services and functions, including, but not limited to, certain pharmacy benefit management services.

To improve operating costs, productivity and efficiencies, we contract with third parties for the provision of specific services, such as certain pharmacy benefit management services, information technology, medical management services, call center and claim services. Our operations may be adversely affected if a third party fails to satisfy its obligations to us or if the arrangement is terminated in whole or in part or if there is a contractual dispute between us and the third party. Even though contracts are intended to provide certain protections, we have limited control

CIGNA CORPORATION - 2017 Form 10-K 23

Back to Contents

PART I
ITEM 1A. Risk Factors

over the actions of third parties. For example, noncompliance with any privacy or security laws and regulations or any security breach involving one of our third-party vendors or a dispute between us and a third party vendor related to our arrangement could have a material adverse effect on our business, results of operations, financial condition, liquidity and reputation. In addition, with respect to services or functions outsourced to third parties in foreign jurisdictions, we also are exposed to risks inherent in conducting business outside of the United States.

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

As part of our growth strategy, we regularly consider and enter into strategic transactions, including mergers, acquisitions, joint ventures, licensing arrangements and other relationships (collectively referred to as "transactions"), with the expectation that these transactions will result in various benefits. Our ability to achieve the anticipated benefits of these transactions is subject to numerous uncertainties and risks, including our ability to integrate operations, resources and systems, including data security systems, in an efficient and effective manner. We could also face challenges in implementing business plans; changes in laws and regulations or conditions imposed by regulations applicable to the business; retaining key employees; and general competitive factors in the marketplace. These events could result in increased costs, decreases in expected revenues, earnings or cash flow, and goodwill or other intangible asset impairment charges. Further, we may finance transactions by issuing common stock for some or all of the purchase price that could dilute the ownership interests of our shareholders, or by incurring additional debt that could impact our ability to access capital in the future.

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

Our business is highly dependent on maintaining effective information systems as well as the integrity and timeliness of the data we use to serve our customers and health care professionals and to operate our business. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our clients, customers and health care professionals and hinder our ability to establish appropriate pricing for products and services, retain and attract clients and customers, establish reserves and report financial results timely and accurately and maintain regulatory compliance, among other things.

Our information technology strategy and execution are critical to our continued success. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. We must continue to invest in long-term solutions that will enable us to anticipate customer needs and expectations, enhance the customer experience, act as a differentiator in the market and protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Connectivity among technologies is becoming increasingly important. The failure of our health care technologies to operate seamlessly with other products could adversely affect our results of operations, financial position and cash flows. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and customer needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion.

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

24 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

As a large health services company, we are subject to cyber-attacks or other privacy or data security incidents. If we are unable to prevent or contain the effects of any such attacks, we may suffer exposure to substantial liability, reputational harm, loss of revenue or other damages.

Our business depends on our clients' and customers' willingness to entrust us with their health-related and other sensitive personal information. Computer systems may be vulnerable to physical break-ins, computer viruses or malware, programming errors, attacks by third parties or similar disruptive problems. We have been, and will likely continue to be, the target of computer viruses or other malicious codes, unauthorized access, cyber-attacks or other computer-related penetrations. There have been large scale cyber-attacks within the health care industry. As we increase the amount of personal information that we store and share digitally, our exposure to data security and related cybersecurity risks increases, including the risk of undetected attacks, damage, loss or unauthorized access or misappropriation of proprietary or personal information, and the cost of attempting to protect against these risks also increases. We have implemented security technologies, processes and procedures to protect consumer identity and provide employee awareness training around phishing, malware and other cyber risks; however, there are no assurances that such measures will be effective against all types of breaches. The techniques used change frequently or are often not recognized until after they have been launched, because cyber-attacks can originate from a wide variety of sources including third parties such as external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers. In addition, while we have certain standards for all vendors that provide us services, our vendors, and in turn, their own service providers, may become subject to the same type of security breaches. Finally, our offices may be vulnerable to security incidents or security attacks, acts of vandalism or theft, misplaced or lost data, human error or similar events that could negatively affect our systems and our customers' and clients' data.

The costs to eliminate or address security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service and loss of existing or potential customers.

In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information or proprietary information or confidential information about us, our customers or other third-parties could expose our customers' private information and our customers to the risk of financial or medical identity theft. Unauthorized dissemination of confidential and proprietary information about our business and strategy also could negatively affect the achievement of our strategic initiatives. Such events would also negatively affect our ability to compete, others' trust in us, our reputation, customer base and revenues and expose us to mandatory disclosure (including to the media), litigation and other enforcement proceedings, material fines, penalties and/or remediation costs, and compensatory, special, punitive and statutory damages, consent orders and other adverse actions, any of which could adversely affect our business, results of operations, financial condition or liquidity.

Our pharmacy benefit management business and related operations are subject to a number of risks and uncertainties that are in addition to those we face in our health care business.

Notwithstanding our arrangement with a third-party vendor for certain pharmacy benefit management services, we remain responsible to regulators and our clients and customers for the delivery of those pharmacy benefit management services that we contract to provide. Our pharmacy benefit management business is subject to federal and state regulation, including without limitation, federal and state anti-kickback laws, consumer protection laws, ERISA, HIPAA and laws related to the operation of Internet and mail-service pharmacies, as well as the laws and regulations of the foreign countries in which we conduct business. In addition, certain of our subsidiaries are pharmacies subject to state licensing and U.S. Drug Enforcement Agency registration requirements and state and federal laws concerning labeling, packaging, advertising, handling and adulteration of prescription drugs and dispensing of controlled substances. Noncompliance with applicable regulations by us or our third-party vendors could have material adverse effects on our business, results of operations, financial condition, liquidity and reputation.

Our pharmacy benefit management business also would be adversely affected by an inability to contract on favorable terms with pharmaceutical manufacturers and we could suffer exposure to liabilities and reputational harm in connection with purported errors by mail order or retail pharmacy businesses.

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

Our business is regulated at the federal, state, local and international levels. The laws and rules governing our business and related interpretations, including, among others, those associated with the ACA, are increasing in number and complexity, are subject to frequent change and can be inconsistent or in conflict with each other. As a public company with global operations, we are subject to the laws of multiple

CIGNA CORPORATION - 2017 Form 10-K 25

Back to Contents

PART I
ITEM 1A. Risk Factors

jurisdictions and the rules and regulations of various governing bodies, such as those related to financial and other disclosures, corporate governance, privacy, data protection, labor and employment, consumer protection, tax and anti-corruption.

We must identify, assess and respond to new trends in the legislative and regulatory environment, as well as comply with the various existing regulations applicable to our business. Existing or future laws, rules, regulatory interpretations or judgments could force us to change how we conduct our business, affect the products we offer, restrict revenue and enrollment growth, increase our costs, including operating, health care technology and administrative costs, and require enhancements to our compliance infrastructure and internal controls environment. Existing or future laws and rules also could require us to take other actions such as changing our business practices, thereby increasing our liability in federal and state courts for coverage determinations, contract interpretation and other actions.

Several bills were introduced in Congress in 2017 to repeal and replace the ACA, though none have passed the House and Senate. Discussions on the ACA continue in Congress. Throughout 2017, President Trump took several steps to limit the utility of the ACA and continues to advocate for its repeal and replacement. The individual mandate was repealed effective January 1, 2019 as part of the U.S. tax reform legislation that was signed into law in December 2017. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on the ACA, and in turn, on our business including, but not limited to, our products, services, processes and technology and on our relationships with current and future customers, producers, vendors and health care providers. Legal challenges regarding aspects of the ACA, such as litigation regarding the payment of risk corridor receivables and cost sharing reduction subsidies, have contributed to this uncertainty. In addition, state legislatures have and will continue to focus on health care issues, particularly in light of the various ACA amendments proposed by Congress and the Trump administration executive orders.

Further, failure to effectively implement or adjust our strategic and operational initiatives, such as by reducing operating costs, adjusting premium pricing or benefit design or transforming our business model in response to regulatory changes may have a material adverse effect on our results of operations, financial condition and cash flows, including, but not limited to, our ability to maintain the value of our goodwill and other intangible assets.

Our insurance and HMO subsidiaries must be licensed by and are subject to the regulations of the jurisdictions in which they conduct business. For example, HMOs and insurance companies are regulated under specific state laws and regulations and indirectly affected by other health care-related laws and regulations. State regulations mandate minimum capital or restricted cash reserve requirements. In addition, state guaranty fund laws and related regulations subject us to assessments for certain obligations to policyholders and claimants of impaired or insolvent insurance companies. Some states have similar laws relating to HMOs and other payors, such as consumer operated and oriented plans (co-ops) established under the ACA. Any such assessment could expose us to the risk of paying a portion of an impaired or insolvent insurance company's claims through state guaranty association assessments. We also participate in the private exchange marketplace. Whether and the extent to which states may issue regulations that apply to private exchanges remains uncertain.

In addition to the regulations discussed above, we are required to obtain and maintain insurance and other regulatory approvals to market many of our products, increase prices for certain regulated products and consummate some of our acquisitions and dispositions. Delays in obtaining or failure to obtain or maintain these approvals could reduce our revenue or increase our costs.

The health care industry is also regularly subject to negative media attention, including as a result of the political environment and the ongoing debate concerning the ACA. Such publicity may adversely affect our stock price and reputation in certain markets.

For more information on regulation, see "Business – Regulation" in Part I, Item 1 of this Form 10-K.

There are various risks associated with participating in government-sponsored programs, such as Medicare, including dependence upon government funding, compliance with government contracts and increased regulatory oversight.

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

The Medicare program has been the subject of regulatory reform initiatives, including the ACA. The premium rates paid to Medicare Advantage plans and Medicare Part D plans are established by contract, although the rates differ depending on a combination of factors, many of which are outside our control. The ACA ties a portion of each Medicare Advantage plan's and Medicare Part D plan's reimbursement to the plan's "Star Rating" by CMS, with those plans receiving a rating of four or more stars eligible for quality-based bonus payments. The Star Rating system considers various measures adopted by CMS, including, for example, quality of care, preventative services, chronic illness management, coverage determination appeals and customer satisfaction. The Star Rating system is subject to change annually by CMS, which may make it more difficult to achieve four stars or greater. Our Medicare Advantage plans' and Medicare Part D plans' operating results, premium revenue and benefit offerings are likely to continue to be significantly determined by their Star Ratings. If we fail to meet our expectations regarding Star Ratings, are unsuccessful in maintaining or improving our Star Ratings, fail to meet or exceed our competitors' ratings, or if quality-bonus payments are eliminated, our financial performance may be adversely affected. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Information – Health Care Industry Developments and Other Matters Affecting our Global Health Care Segment for additional information on our Star Ratings.

Contracts with CMS and the various state governmental agencies contain certain provisions regarding data submission, provider network maintenance, provider directories, quality measures, claims payment, continuity of care, call center performance and other requirements. If we fail to comply with these requirements, we may be subject to administrative actions, fines or other penalties that could impact our profitability.

26 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

The ACA established health insurance exchanges for individuals and small employers. Insurers participating on the health insurance exchanges are required to offer a minimum level of benefits and comply with requirements with respect to premium rates and coverage limitations. Our participation in these exchanges involves uncertainties associated with mix and volume of business and could adversely affect our results of operations, financial position and cash flows. The executive order signed by President Trump in October 2017 that halted payment of the cost sharing reduction subsidies has created additional uncertainty regarding the future of public health insurance exchanges.

In addition, any failure to comply with various state and federal health care laws and regulations, including those directed at preventing fraud and abuse in government funded programs, could result in investigations or litigation, such as actions under the federal False Claims Act and similar whistleblower statutes under state laws. This could subject us to fines, penalties or other enforcement actions, restrictions on our ability to market or enroll new customers, limits on expansion, restrictions or exclusions from programs or other agreements with federal or state governmental agencies that could adversely impact our business, cash flows, financial condition, results of operations and reputation.

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

We are routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of business, including that of administering and insuring employee benefit programs. These legal matters could include benefit claims, breach of contract actions, tort claims, claims arising from consumer protection laws, claims disputes under federal or state laws and disputes regarding reinsurance arrangements, employment and employment discrimination-related suits, antitrust claims, employee benefit claims, wage and hour claims, tax, privacy, intellectual property and whistle blower claims, shareholder suits and other securities law claims and real estate disputes. In addition, we have incurred and likely will continue to incur liability for practices and claims related to our health care business, such as marketing misconduct, failure to timely or appropriately pay for or provide health care, provider network structure, poor outcomes for care delivered or arranged, provider disputes including disputes over compensation or contractual provisions, and claims related to our administration of self-funded business. There are currently, and may be in the future, attempts to bring class action lawsuits against the company and the industry; individual plaintiffs also may bring multiple claims regarding the same subject matter against us and other companies in our industry.

With respect to our global operations, contractual rights, tax positions, laws and regulations may be subject to interpretation or uncertainty to a greater degree than in the United States, and therefore subject us to disputes by customers, governmental authorities or others. Foreign laws and rules and regulatory audit and investigative practices may differ from or be more stringent than, similar requirements in the United States.

Court decisions and legislative activity may increase our exposure for any of these types of claims. In some cases, substantial non-economic or punitive damages may be sought. We seek to procure insurance coverage to cover some of these potential liabilities. However, certain potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may be insufficient to cover the entire damages awarded. In addition, certain types of damages, such as punitive damages, may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. It is possible that the resolution of current or future legal matters and claims could result in changes to our industry and business practices, losses material to our results of operations, financial condition and liquidity or damage to our reputation.

We are frequently the subject of regulatory market conduct and other reviews, audits and investigations by state insurance and health and welfare departments, attorneys general, CMS and the OIG and comparable authorities in foreign jurisdictions. With respect to our Medicare Advantage and Medicare Part D businesses, CMS and OIG perform audits to determine a health plan's compliance with federal regulations and contractual obligations, including compliance with proper coding practices and fraud and abuse enforcement practices through audits designed to detect and correct improper payments. The Department of Justice is conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Medicare Advantage organizations under Medicare Parts C and D. There also continues to be heightened review by federal and state regulators of business and reporting practices within the health care, disability and life insurance industry, including with respect to claims payment and related escheat practices, and increased scrutiny by other state and federal governmental agencies (such as state attorneys general) empowered to bring criminal actions in circumstances that could have previously given rise only to civil or administrative proceedings. These regulatory audits or reviews or actions by other governmental agencies could result in changes to our business practices, retroactive adjustments to certain premiums, significant fines, penalties, civil liabilities, criminal liabilities or other sanctions, including restrictions on our ability to market certain products or engage in business-related activities, that could have a material adverse effect on our business, results of operation, financial condition and liquidity. In addition, disclosure of an adverse investigation or audit or the imposition of fines or other sanctions could negatively affect our reputation in certain markets and make it more difficult for us to sell our products and services.

A description of material pending legal actions and other legal and regulatory matters is included in Note 21 to our Consolidated Financial Statements included in this Form 10-K. The outcome of litigation and other legal or regulatory matters is always uncertain.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, our business and reputation could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with clients. In some cases, such laws, rules, regulations and contractual requirements also apply to our vendors and require us to obtain written assurances of their compliance with such requirements or may hold us liable for any violations by our vendors. International laws, rules and regulations governing the use and disclosure of such information are generally more stringent than in the United States, and they vary across jurisdictions. We also are subject to various other consumer protection laws that regulate our communications with customers.

CIGNA CORPORATION - 2017 Form 10-K 27

Back to Contents

PART I
ITEM 1A. Risk Factors

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

HIPAA requires covered entities to comply with the HIPAA privacy, security and breach rules. In addition, business associates must comply with the HIPAA security and breach requirements. While we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we have limited oversight or control over their actions and practices. Several of our businesses act as business associates to their covered entity customers and, as a result, collect, use, disclose and maintain sensitive personal information in order to provide services to these customers. HHS has continued its audit program to assess HIPAA compliance efforts by covered entities and has expanded it to include business associates. In addition, HHS has increased its enforcement efforts. These efforts result in enforcement actions that are the result of investigations brought on by the notification to HHS of a breach. An audit resulting in findings or allegations of noncompliance or the implementation of an enforcement action could have an adverse effect on our results of operations, financial position, cash flows and reputation.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect us.

Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority. Fraud and abuse prohibitions encompass a wide range of activities including kickbacks for referral of customers, billing for unnecessary medical services, improper marketing and violations of patient privacy rights. The regulations and contractual requirements applicable to us are complex and subject to change. In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank Act legislation and related regulations enhance regulators' enforcement powers and whistleblower incentives and protections. Our compliance efforts in this area will continue to require significant resources. Failure of our prevention, detection or control systems related to regulatory compliance or the failure of employees to comply with our internal policies including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose us to litigation and other proceedings, fines and penalties.

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

A downgrade in the financial strength ratings of our insurance subsidiaries could adversely affect new sales and retention of current business, and a downgrade in our debt ratings would increase the cost of borrowed funds and could negatively affect our ability to access capital.

Financial strength, claims paying ability and debt ratings by recognized rating organizations are each important factors in establishing the competitive position of insurance and health benefits companies. Ratings information by nationally recognized ratings agencies is broadly disseminated and generally used throughout the industry. We believe that the claims paying ability and financial strength ratings of our principal insurance subsidiaries are important factors in marketing our products to certain customers. Our debt ratings impact both the cost and availability of future borrowings and, accordingly, our cost of capital. Each of the rating agencies reviews ratings periodically and there can be no assurance that current ratings will be maintained in the future. A downgrade of these ratings in the future could make it more difficult to either market our products successfully or raise capital to support business growth within our insurance subsidiaries.

28 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART I
ITEM 1A. Risk Factors

Global market, economic and geopolitical conditions may cause fluctuations in equity market prices, interest rates and credit spreads that could impact our ability to raise or deploy capital and affect our overall liquidity.

If the equity and credit markets experience extreme volatility and disruption, there could be downward pressure on stock prices and access to capital for certain issuers without regard to those issuers' underlying financial strength. Extreme disruption in the credit markets could adversely impact our availability and cost of capital in the future.

As of December 31, 2017, our outstanding long-term debt totaled $5.2 billion. In the event of adverse economic and industry conditions, we may be required to dedicate a greater percentage of our cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes, such as investments and other expenditures in ongoing businesses, acquisitions, dividends and stock repurchases. In these circumstances, our ability to execute our strategy may be limited, our flexibility in planning for or reacting to changes in business and market conditions may be reduced, or our access to capital markets may be limited such that additional capital may not be available or may be available only on unfavorable terms.

Unfavorable developments in economic conditions may adversely affect our business, results of operations and financial condition.

Many factors, including geopolitical issues, future economic downturns, availability and cost of credit and other capital and consumer spending can negatively impact the U.S. and global economies. Our results of operations could be materially and adversely affected by the impact of unfavorable economic conditions on our customers (both employers and individuals), health care providers and third-party vendors. For example:

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

•
Because of unfavorable economic conditions or the ACA, employers may stop offering health care coverage to employees or elect to offer this coverage on a voluntary, employee-funded basis as a means to reduce their operating costs.

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

In addition, during a prolonged unfavorable economic environment, state and federal budgets could be materially and adversely affected, resulting in reduced or delayed reimbursements or payments in state and federal government programs such as Medicare and Social Security. These state and federal budgetary pressures also could cause the government to impose new or a higher level of taxes or assessments on us, such as premium taxes on insurance companies and HMOs and surcharges or fees on select fee-for-service and capitated medical claims. Although we could attempt to mitigate or cover our exposure from such increased costs through, among other things, increases in premiums, there can be no assurance that we will be able to mitigate or cover all of such costs, which may have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

CIGNA CORPORATION - 2017 Form 10-K 29

PART I
ITEM 1B. Unresolved Staff Comments

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our global real estate portfolio consists of approximately 7.9 million square feet of owned and leased properties. Our domestic portfolio has approximately 5.7 million square feet in 38 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. Our international properties contain approximately 2.2 million square feet located throughout the following countries: Belgium, Canada, China, Hong Kong, India, Indonesia, Kenya, New Zealand, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, and the United Kingdom.

Our principal domestic office locations include the Wilde Building located at 900 Cottage Grove Road in Bloomfield, Connecticut (our corporate headquarters) and Two Liberty Place located at 1601 Chestnut Street in Philadelphia, Pennsylvania. The Wilde Building measures approximately 893,000 square feet and is owned, while Two Liberty Place measures approximately 322,000 square feet and is leased space.

We believe our properties are adequate and suitable for our business as presently conducted. The foregoing does not include information on investment properties.

ITEM 3. Legal Proceedings

The information contained under "Litigation Matters", "Regulatory Matters" and "Other Legal Matters" in Note 21 to our Financial Statements beginning on page 102 of this Form 10-K, is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures

Not applicable.

30 CIGNA CORPORATION - 2017 Form 10-K

PART I
EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

All officers are elected to serve for a one-year term or until their successors are elected. Principal occupations and employment during the past five years are listed below.

LISA R. BACUS, 53, Executive Vice President and Global Chief Marketing Officer of Cigna beginning May 2013 and Chief Customer Officer beginning February 2017; Executive Vice President and Chief Marketer at American Family Insurance from February 2008 until May 2013.

MARK L. BOXER, 58, Executive Vice President and Global Chief Information Officer of Cigna beginning April 2011; Deputy Chief Information Officer, Xerox Corporation; and Group President, Government Health Care, for Xerox Corporation/Affiliated Computer Services from March 2009 until April 2011.

DAVID M. CORDANI, 52, Chief Executive Officer of Cigna beginning December 2009; Director since October 2009; President beginning June 2008; and Chief Operating Officer from June 2008 until December 2009.

BRIAN C. EVANKO, 41, President, Government Business beginning November 2017; President, U.S. Individual Business from August 2013 to November 2017; Business Financial Officer, Cigna Global Individual, Health, Life and Accident from September 2012 to August 2013; Chief Actuary, Cigna Global Individual, Health, Life and Accident, from December 2008 to September 2012.

CHRISTOPHER J. HOCEVAR, 44, President, Strategy, Segments and Solutions beginning February 2017; President, Pharmacy and Select Business from June 2013 to February 2017; President, Select Business beginning February 2011.

NICOLE S. JONES, 47, Executive Vice President and General Counsel of Cigna beginning June 2011; Senior Vice President and General Counsel of Lincoln Financial Group from May 2010 until June 2011; Vice President and Deputy General Counsel of Cigna from April 2008 until May 2010; and Corporate Secretary of Cigna from September 2006 until April 2010.

ALAN M. MUNEY, MD, MHA, 64, Executive Vice President, Total Health & Network and Chief Medical Officer beginning February 2017; joined Cigna as Senior Vice President, Total Health & Network in 2010 and named Chief Medical Officer in 2011.

JOHN M. MURABITO, 59, Executive Vice President, Human Resources and Services of Cigna beginning August 2003.

ERIC P. PALMER, 41, Executive Vice President and Chief Financial Officer beginning June 2017; Deputy Chief Financial Officer from February 2017 until June 2017; Senior Vice President, Chief Business Financial Officer from November 2015 to February 2017; Vice President, Business Financial Officer, Health Care from April 2012 to November 2015; and Vice President, Business Financial Officer, U.S. Commercial Markets from June 2010 to April 2012.

JASON D. SADLER, 49, President, International Markets beginning June 2014; President, Global Individual Health, Life and Accident from July 2010 until June 2014, and Managing Director Insurance Business Hong Kong, HSBC Insurance Asia Limited from January 2007 until July 2010.

MICHAEL W. TRIPLETT, 56, President, U.S. Markets beginning February 2017; Regional Segment Lead from June 2009 to February 2017.

CIGNA CORPORATION - 2017 Form 10-K 31

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information under the caption "Quarterly Financial Data – Stock and Dividend Data" appears on page 108 of this Form 10-K. As of December 31, 2017, the number of shareholders of record was 5,618. Cigna's common stock is listed with, and trades on, the New York Stock Exchange under the symbol "CI".

Issuer Purchases of Equity Securities

The following table provides information about Cigna's share repurchase activity for the quarter ended December 31, 2017:

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)

October 1-31, 2017	1,416,046	$190.43	1,415,061	$1,501,096,013
November 1-30, 2017	1,116,284	$200.39	1,114,334	$1,277,792,524
December 1-31, 2017	1,358,593	$205.88	1,357,938	$998,215,883

Total	3,890,923	$198.68	3,887,333	N/A

(1)
Represents shares tendered by employees as payment of taxes withheld on vesting of restricted stock and strategic performance shares granted under the Company's equity compensation plans.

(2)
Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors. Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital. The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans. The program may be suspended or discontinued at any time. In 2017, the Company repurchased approximately 16 million shares for $2.8 billion. Remaining authorization under the program was approximately $1 billion as of December 31, 2017. From January 1, 2018 through January 31, 2018, the Company repurchased 1.2 million shares for approximately $260 million.

(3)
Approximate dollar value of shares is as of the last date of the applicable month.
32 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Five Year Cumulative Total Shareholder Return*
December 31, 2012 – December 31, 2017

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017

Cigna	$100	$164	$193	$274	$250	$381

S&P 500	$100	$132	$151	$153	$171	$208

S&P Managed Health Care, Life & Health Ins. Indexes**	$100	$152	$190	$220	$265	$368

*
Assumes that the value of the investment in Cigna common stock and each index was $100 on December 31, 2012 and that all dividends were reinvested.

**
Weighted average of S&P Managed Health Care (75%) and Life and Health Insurance (25%) Indexes.
CIGNA CORPORATION - 2017 Form 10-K 33

PART II
ITEM 6. Selected Financial Data

ITEM 6. Selected Financial Data

The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying notes included elsewhere herein.

Highlights

(Dollars in millions, except per share amounts)	2017	2016	2015	2014	2013

Total revenues	$41,616	$39,668	$37,876	$34,914	$32,380
Shareholders' net income	$2,237	$1,867	$2,094	$2,102	$1,476

Net income	$2,232	$1,843	$2,077	$2,094	$1,478

Shareholders' net income per share
Basic	$8.92	$7.31	$8.17	$7.97	$5.28
Diluted	$8.77	$7.19	$8.04	$7.83	$5.18
Common dividends declared per share	$0.04	$0.04	$0.04	$0.04	$0.04
Cash and investments	$31,591	$30,000	$26,681	$25,762	$25,160
Total assets	$61,753	$59,360	$57,088	$55,870	$54,306
Long-term debt	$5,199	$4,756	$5,020	$4,979	$4,984
Total liabilities	$47,969	$45,575	$44,975	$44,991	$43,629
Shareholders' equity	$13,735	$13,723	$12,035	$10,774	$10,567

34 CIGNA CORPORATION - 2017 Form 10-K

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

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). See Note 2 to our Consolidated Financial Statements for additional information regarding the Company's significant accounting policies. In some of our financial tables in this MD&A, we present either percentage changes or "N/M" when those changes are so large as to become not meaningful. Changes in percentages are expressed in basis points ("bps").

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

We use adjusted income from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability. We define adjusted income from operations as shareholders' net income excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

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

•
Special items are excluded because management believes they are not representative of the underlying results of operations. See Note 22 to our Consolidated Financial Statements for descriptions of special items.

Executive Overview

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's evolved strategy is to "Go Deeper", "Go Local" and "Go Beyond" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. In addition to these ongoing operations, we also have certain run-off operations.

For further information on our business and strategy, please see Item 1, "Business" in this Form 10-K. See Note 1 to our Consolidated Financial Statements for a description of our reporting segments.

CIGNA CORPORATION - 2017 Form 10-K 35

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Summarized below are certain key measures of our performance for the years ended December 31:

	For the Years Ended December 31,			Increase (Decrease)	Increase (Decrease)

(Dollars in millions, except per share amounts)	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Total revenues (1)	$41,616	$39,668	$37,876	5%	5%

Operating revenues (1)
Global Health Care	$32,617	$31,199	$29,929	5%	4%
Global Supplemental Benefits	3,872	3,385	3,149	14	7
Group Disability and Life	4,441	4,443	4,271	–	4
Other Operations	468	472	485	(1)	(3)
Corporate	(19)	–	(15)	N/M	100

Total operating revenues (1)	$41,379	$39,499	$37,819	5%	4%

Shareholders' net income (1)	$2,237	$1,867	$2,094	20%	(11)%

Adjusted Income (Loss) From Operations (1)
Global Health Care	$2,173	$1,852	$1,848	17%	–%
Global Supplemental Benefits	369	294	262	26	12
Group Disability and Life	285	125	324	128	(61)
Other Operations	67	70	75	(4)	(7)
Corporate	(226)	(237)	(253)	5	6

Total adjusted income from operations (1)	$2,668	$2,104	$2,256	27%	(7)%

Earnings per share (diluted)
Shareholders' net income (1)	$8.77	$7.19	$8.04	22%	(11)%
Adjusted income from operations (1)	$10.46	$8.10	$8.66	29%	(6)%

Global medical customers (in thousands)	15,907	15,197	14,999	5%	1%

(1)
See Consolidated Results of Operations beginning on page 38 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.

The charts on the following pages provide a comparison of our 2017 and 2016 results compared with each prior year.

2017 versus 2016 and 2016 versus 2015 – Increases in both 2017 and 2016 primarily reflected higher operating revenues driven by business growth as discussed further below.

2017 versus 2016 – Increase driven by business growth in Global Health Care and Global Supplemental Benefits.

2016 versus 2015 – Increase resulted from business growth across all of our ongoing reportable segments.

(1)
See Consolidated results of operations starting on page 38 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.
36 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2017 versus 2016 – Increase due to higher adjusted income from operations across our reporting segments. Debt extinguishment costs and charges resulting from U.S. tax reform, both reported as special items in 2017, partially offset these increases.

2016 versus 2015 – Decrease due to lower adjusted income from operations, primarily in the Group Disability and Life segment. Increased special item charges in 2016 (primarily higher transaction costs and the 2016 risk corridor allowance) also contributed to the decline.

2017 versus 2016 – Increase driven by higher earnings in each of our ongoing reportable segments. These increases were primarily a result of customer growth in Global Health Care and Global Supplemental Benefits and increased specialty contributions in Global Health Care. Improved claim experience in Group Disability and Life also contributed to the increase.

2016 versus 2015 – Decrease was a result of significantly lower earnings in Group Disability and Life reflecting unfavorable claim experience. Costs related to the Government segment's response to the Centers for Medicare and Medicaid Services ("CMS") audit also contributed to the decline. Increased earnings contributions in Global Supplemental Benefits and the Commercial segment partially offset those unfavorable impacts.

(1)
See Consolidated results of operations starting on page 38 for reconciliations of operating revenues to total revenues and adjusted income from operations to shareholders' net income on a dollar and per share basis.

2017 versus 2016 and 2016 versus 2015 – Increases in both 2017 and 2016 reflected growth in targeted markets for our Commercial segment. In 2017, these favorable effects were partially offset by expected disenrollment in the Government segment.

Further discussion of detailed components of revenues and expenses can be found in the "Consolidated Results of Operations" section of this MD&A beginning on page 38. For further analysis and explanation of individual segment results, see the "Segment Reporting" section of this MD&A beginning on page 47.

Key Developments

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was signed into law on December 22, 2017. The legislation is highlighted by a reduction in the corporate income tax rate from the current 35% to 21% effective January 1, 2018. As further described on page 39 of this Form 10-K, we expect a significant decline in our effective tax rate beginning in 2018 as a result of the rate reduction. The remaining provisions of the law, most of which take effect on January 1, 2018, are not expected to have a material impact on the Company's results of operations beginning in 2018.

We recorded additional tax expense of $232 million in 2017 resulting from this legislation, comprised of $144 million due to the revaluation of deferred tax assets and liabilities to reflect the reduction in the corporate tax rate and $88 million due to the assessment of U.S. taxes related to the Company's accumulated unremitted foreign earnings. The legislation provides an election to pay these taxes over eight years and we expect to adopt this election. Both the revaluation of deferred tax assets and liabilities and the taxes on accumulated unremitted foreign earnings are considered provisional as certain adjustments used to calculate the tax at year-end were based on estimates.

CIGNA CORPORATION - 2017 Form 10-K 37

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Also as a result of tax reform, the Company recorded a reduction in operating expenses of $56 million ($36 million after-tax) reflecting a decrease in a liability to reimburse a reinsurer for taxes related to a block of business sold through reinsurance. An offsetting tax effect is included in the $144 million charge discussed above, resulting in no after-tax effect for this item.

See Note 20 to our Consolidated Financial Statements for additional information.

Termination of Proposed Merger with Anthem, Inc.

On May 12, 2017, we announced that the merger agreement between Cigna and Anthem, Inc. had been terminated.

See Note 21(E) to our Consolidated Financial Statements in this Form 10-K for additional details.

Consolidated Results of Operations (GAAP Basis)

Financial Summary

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)

(In millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Premiums	$32,307	$30,626	$29,642	$1,681	5%	$984	3%
Fees and other revenues	4,867	4,760	4,488	107	2	272	6
Net investment income	1,226	1,147	1,153	79	7	(6)	(1)
Mail order pharmacy revenues	2,979	2,966	2,536	13	–	430	17

Operating revenues	41,379	39,499	37,819	1,880	5	1,680	4
Net realized investment gains	237	169	57	68	40	112	196

Total revenues	41,616	39,668	37,876	1,948	5	1,792	5

Global Health Care medical costs	19,967	19,009	18,354	958	5	655	4
Other benefit expenses	5,439	5,477	4,936	(38)	(1)	541	11
Mail order pharmacy costs	2,456	2,468	2,134	(12)	–	334	16
Other operating expenses	10,033	9,584	8,982	449	5	602	7
Amortization of other acquired intangible assets, net	115	151	143	(36)	(24)	8	6

Benefits and expenses	38,010	36,689	34,549	1,321	4	2,140	6

Income before income taxes	3,606	2,979	3,327	627	21	(348)	(10)
Income taxes	1,374	1,136	1,250	238	21	(114)	(9)

Net income	2,232	1,843	2,077	389	21	(234)	(11)
Less: net (loss) attributable to noncontrolling interests	(5)	(24)	(17)	19	79	(7)	(41)

Shareholders' net income	$2,237	$1,867	$2,094	$370	20%	$(227)	(11)%

Reconciliation of Shareholders' Net Income (GAAP) to Adjusted Income from Operations (non-GAAP):

	For the Years Ended December 31,			Increase (Decrease)		Increase (Decrease)

(In millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Shareholders' net income	$2,237	$1,867	$2,094	$370	20%	$(227)	(11)%
After-tax adjustments required to reconcile to adjusted income from operations
– Net realized investment (gains)	(156)	(109)	(40)	(47)		(69)
– Amortization of other acquired intangible assets, net	66	94	80	(28)		14
Special items
– U.S. tax reform (see Note 20 to our Consolidated Financial Statements)	196	–	–	196		–
– Debt extinguishment costs (see Note 5 to our Consolidated Financial Statements)	209	–	65	209		(65)
– Long-term care guaranty fund assessment (see Note 21(D) to our Consolidated Financial Statements)	83	–	–	83		–
– Transaction-related costs (see Note 3 to our Consolidated Financial Statements)	33	147	57	(114)		90
– Risk corridor allowance (see Note 22 to our Consolidated Financial Statements)	–	80	–	(80)		80
– Charges associated with litigation matters discussed in Note 21(E) to our Consolidated Financial Statements	–	25	–	(25)		25

Adjusted income from operations	$2,668	$2,104	$2,256	$564	27%	$(152)	(7)%

38 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)

Other Key Consolidated Financial Data	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Earnings per share (diluted)
Shareholders' net income	$8.77	$7.19	$8.04	$1.58	22%	$(0.85)		(11)%
Per share impact of after-tax adjustments to shareholders' net income
– Net realized investment (gains)	(0.61)	(0.42)	(0.15)	(0.19)		(0.27)
– Amortization of other acquired intangible assets, net	0.26	0.36	0.30	(0.10)		0.06
– Special items (see Note 22 to our Consolidated Financial Statements for details)	2.04	0.97	0.47	1.07		0.50

Adjusted income from operations	$10.46	$8.10	$8.66	$2.36	29%	$(0.56)		(6)%

Effective tax rate	38.1%	38.1%	37.6%	-bps		(50	)bps

Consolidated Results of Operations: 2017 versus 2016 and 2016 versus 2015
•
Revenues.  The components of revenue changes are discussed further below:

  •
  Premiums. The increase in 2017 compared with 2016 was primarily due to customer growth in the Commercial segment and in Global Supplemental Benefits. Expected decreases in Government segment premiums due to Medicare disenrollment partially offset these increases. In 2016, premiums increased compared with 2015, reflecting customer growth in Global Health Care, Global Supplemental Benefits as well as Group Disability and Life. Rate actions in our commercial health care businesses consistent with medical cost trend also contributed to these increases.

  •
  Fees and other revenues. The increases in both 2017 and 2016 compared with each prior year primarily reflected growth from specialty products offered through our Global Health Care segment and an increased customer base for our administrative services only business.

  •
  Net investment income increased in 2017 compared with 2016 driven by growth in average invested assets partially offset by lower yields. In 2016, net investment income decreased slightly compared with 2015, as lower investment yields in the protracted low interest rate environment were partially offset by higher average invested assets. Unfavorable foreign currency effects also contributed to the declines in 2016.

  •
  Mail order pharmacy revenues were flat in 2017 compared with 2016, reflecting increased Commercial customers, specialty medication prices and utilization (e.g., certain injectables) offset by lower oral medication volumes and Medicare customers. In 2016, mail order pharmacy revenues increased compared with 2015, driven by greater volume, primarily for specialty medications due to our higher customer base and increased utilization. In each period, changes in mail order pharmacy costs were driven by the same factors as mail order pharmacy revenues.

  •
  Realized investment results increased in 2017 compared with 2016 primarily due to higher gains on sales of alternative and real estate investments as well as lower impairment losses. Realized investment results increased in 2016 compared with 2015 due to significantly lower impairment losses.

•
Global Health Care medical costs.  The increases in 2017 and 2016 compared with each prior year resulted primarily from customer growth in our commercial health care businesses and medical cost trend. In 2017, the impact of Medicare disenrollment partially offset these effects.

•
Other benefit expenses  declined slightly in 2017 compared with 2016 as improvements in our disability and life claims experience were largely offset by customer growth in Global Supplemental Benefits. The increase in 2016 compared with 2015 was driven by unfavorable disability and life claim experience due primarily to changes in the disability claims management process in 2016 and elevated life claims during the second quarter of 2016. Business growth in our Group Disability and Life and Global Supplemental Benefits segments also contributed to the 2016 increase.

•
Other operating expenses.  In 2017, the increase in other operating expenses compared with 2016 reflected debt extinguishment costs, a long-term care guaranty fund assessment and higher volume-based expenses reflecting business growth. These increases were offset by the moratorium on the health insurance industry tax in 2017 and a reduction in costs related to our CMS audit response. The increase in 2016 compared with 2015 was due to costs associated with our CMS audit response, business growth, strategic investment across our segments and special item charges including transaction-related costs and a risk corridor allowance described in Note 22 to our Consolidated Financial Statements.

•
Amortization of other acquired intangible assets, net.  The decrease in 2017 compared with 2016 was driven by the expected continuing decline in amortization from our 2012 acquisition of HealthSpring, Inc. The increase in 2016 compared with 2015 was driven by the absence of the $23 million bargain purchase gain recorded in 2015 for an acquisition. This factor was partially offset by the decline in our HealthSpring, Inc. amortization.

•
The consolidated effective tax rate  was flat in 2017 compared with 2016. The unfavorable impact of additional tax expense associated with the recently enacted U.S. tax reform legislation was offset by the favorable effects of a moratorium on the health insurance industry tax in 2017 and an incremental tax benefit associated with previously non-deductible transaction-related costs. See Note 20 to our Consolidated Financial Statements for additional information. The increase in our effective tax rate in 2016 compared with 2015 was largely driven by an increase in non-tax deductible transaction-related costs reported in 2016, partially offset by the tax benefits on stock compensation recognized in net income as a result of our early adoption of Accounting Standard Update ("ASU") 2016-09.

We expect our effective tax rate in 2018 to decrease significantly from 2017 as a result of enactment of the U.S. tax reform legislation. This favorable effect will be partially offset by the resumption of the health insurance industry tax.

CIGNA CORPORATION - 2017 Form 10-K 39

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

The "Regulation" section of this Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the "ACA") provisions and other legislative initiatives that impact our health care business, including regulations issued by CMS and the Departments of the Treasury and Health and Human Services ("HHS"). In October 2017, President Trump issued an executive order that could result in a variety of changes to the individual and group health insurance markets when implemented. At this time, we are unable to determine the effect, if any, of these changes on our business or results of operations. In addition, the President ordered the immediate cessation of cost sharing reduction subsidy payments to insurers. Discussions on the ACA continue in the U.S. Congress. The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of December 31, 2017.

Item	Description

Medicare Advantage ("MA")	CMS sanctions: On June 16, 2017, the Company received notification from CMS that the marketing and enrollment sanctions imposed by CMS on January 21, 2016 had been lifted. Cigna has resumed marketing of its Medicare Advantage-Prescription Drug and Medicare Part D Plans and began enrolling beneficiaries with effective dates beginning July 1, 2017.

For the year ended December 31, 2017, Medicare enrollment and consolidated revenues were materially impacted due to our inability to participate in 2017 annual enrollment. However, 2017 shareholders' net income was not materially affected because the margin impact of the revenue loss was offset by lower operating expenses due to reduced remediation costs and other operational efficiencies that improved 2017 results. The impact of disenrollment was not material to 2016 consolidated revenues or earnings.

Medicare Star Quality Ratings ("Star Ratings"): Medicare Advantage plans must have a Star Rating of four Stars or higher to qualify for bonus payments. We expect that approximately 60% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2018. In October 2017, CMS announced Star Ratings for plans for the 2019 payment year. We expect that approximately 40% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2019. Management continues to evaluate various actions to improve the Company's Star Ratings.

2018 and 2019 MA Rates: Final MA reimbursement rates for 2018 were published by CMS in April 2017. Preliminary MA reimbursement rates for 2019 were published by CMS in February 2018. We expect these changes in rates to have an immaterial impact on our consolidated results of operations in 2018 and 2019.

ACA Taxes and Fees • Industry Tax	Health Insurance Industry Tax: Federal legislation imposed a moratorium on the health insurance industry tax for 2017 and 2019. The industry tax is being assessed in 2018 and, under current law, will return again in 2020 and beyond. For 2017, our premium rates reflected the moratorium and we would expect our target pricing actions to reflect the moratorium in 2019. The amount of the tax was approximately $310 million in both 2016 and 2015 ($170 million for Commercial and $140 million for Government in each year).

The industry tax for Cigna in 2018 is expected to approximate $390 million ($260 million for Commercial and $130 million for Government). For our Commercial business, the fee is reflected in our 2018 premium rates, and is expected to result in an immaterial effect on shareholders' net income. For our Medicare business, we anticipate that the earnings impact of the tax will be more significant than in our Commercial business. However, we expect to offset its earnings impact in 2018 with benefit and pricing changes as well as growth. Because this tax is not deductible for federal income tax purposes, it will negatively impact our effective tax rate in 2018.

• Reinsurance Fee	Reinsurance Fee: This fee was applicable only from 2014 through 2016. For our insured business, the amount of the fee was approximately $45 million in 2016 and $70 million in 2015.

Public Health Exchanges	Market Participation: For 2017, we offered individual coverage on seven public health insurance exchanges in the following states: Colorado, Illinois, Maryland, Missouri, North Carolina, Tennessee and Virginia. For 2018, we are offering individual coverage on the same exchanges with the exception of Maryland.

Cost Sharing Reduction Subsidies: The ACA provides for cost sharing reductions that lower the amount that qualifying customers pay for deductibles, copayments and coinsurance. The federal government has provided funding for the cost sharing reduction subsidies to the qualifying customer's insurer. In October 2017, the Trump administration stopped payment of these subsidies to insurers. The attorneys general of 18 states and the District of Columbia have sued the Trump administration, seeking to require the administration to continue paying these subsidies. While the litigation is at a preliminary stage, on October 25, 2017, the court denied the request of the attorneys general for an injunction, allowing the government to cease providing the cost sharing reduction payments to insurers during the pendency of the matter. We will continue to monitor developments as the case proceeds. The impact of suspending cost sharing reduction subsidies was not material to 2017 consolidated earnings. Our pricing actions for the 2018 plan year have anticipated that the government would no longer pay for these subsidies, and we expect the impact on our future results of operations to be immaterial.

Individual Mandate Repeal: The U.S. tax reform legislation also repealed the penalty charged to individuals without health insurance (known as the "individual mandate") effective January 1, 2019. While the impact on future premium rates and enrollment in the individual market is uncertain, we expect this repeal to have an immaterial impact on our future results of operations.

40 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Risk Mitigation Programs

See Note 2(K) to our Consolidated Financial Statements for a description of and our accounting policy for these programs that commenced in 2014. The risk corridor and reinsurance programs ended as of December 31, 2016.

The following table presents the after-tax (charges) and benefits to shareholders' net income from these programs for the years ended December 31, 2017, 2016 and 2015 and our net (payable) receivable balances as of December 31, 2017 and 2016.

	Net Receivable (Payable) Balance As of December 31,		After-tax Impact on Shareholders' Net Income For the Years Ended December 31,

(In millions)	2017	2016	2017	2016	2015

Net risk adjustment (1)(2)	$(181)	$1	$(105)	$25	$92
Net risk corridor (1)	–	–	–	(86)	49
Reinsurance (3)	8	63	–	30	125

Total risk mitigation balances	$(173)	$64	$(105)	$(31)	$266

(1)
Risk adjustment and risk corridor receivables, net of allowances, are reported in premiums, accounts and notes receivable in the Consolidated Balance Sheets. Risk adjustment receivables totaled $69 million as of December 31, 2017 and $52 million as of December 31, 2016.

(2)
Risk adjustment payables are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets. Risk adjustment payables totaled $250 million as of December 31, 2017 and $51 million as of December 31, 2016.

(3)
Reinsurance receivables are reported in reinsurance recoverables.

In 2016, we recorded an allowance for the balance of our risk corridor receivable based on court decisions and the large risk corridor program deficit. As of December 31, 2017, we continued to hold an allowance for the balance of our risk corridor receivable of $109 million based on the current status of court decisions. However, we continue to believe that the government has a binding obligation to satisfy the risk corridor receivable.

Liquidity And Capital Resources

Financial Summary (In millions)	2017	2016	2015

Short-term investments	$199	$691	$381
Cash and cash equivalents	$2,972	$3,185	$1,968
Short-term debt	$240	$276	$149
Long-term debt	$5,199	$4,756	$5,020
Shareholders' equity	$13,735	$13,723	$12,035

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
    •
    using proceeds from issuance of debt and equity securities; and
    •
    borrowing from its subsidiaries, subject to applicable regulatory limits.

Cash flows for the years ended December 31, were as follows:

(In millions)	2017	2016	2015

Net cash provided by operating activities (1)(2)	$4,086	$4,026	$2,933
Net cash (used in) investing activities (2)	$(1,703)	$(2,574)	$(1,736)
Net cash (used in) financing activities (1)	$(2,651)	$(225)	$(609)

(1)
As required in adopting ASU 2016-09 in 2016, we retrospectively reclassified $79 million of cash payments from operating to financing activities in 2015. These payments were related to employee tax obligations associated with stock compensation. The comparable amounts reported in financing activities were $61 million in 2017 and $72 million in 2016.

(2)
As required in adopting ASU 2016-15 in 2016, the Company retrospectively reclassified cash distributions from partnership earnings of $137 million from investing to operating activities in 2015. The comparable amounts reported in operating activities were $161 million in 2017 and $144 million in 2016.
CIGNA CORPORATION - 2017 Form 10-K 41

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating activities

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

Cash flows from operating activities increased slightly in 2017 compared with 2016 primarily driven by higher net income, partially offset by lower receipts from Medicare Part D and Medicare Advantage programs and a voluntary pension contribution of $150 million in 2017.

Cash flows from operating activities increased in 2016 compared with 2015 due to higher receipts from Medicare Part D and Medicare Advantage programs.

Investing activities

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized software, as well as cash used to acquire businesses.

Cash used in investing activities decreased in 2017 compared with 2016, primarily due to lower net investment purchases. In 2017, more cash was deployed to share repurchase than investment purchases in accordance with our capital management strategy discussed in the below "Capital Resources" section of this MD&A.

Cash used in investing activities increased in 2016 compared with 2015, due to higher purchases of fixed maturity investments.

Financing activities

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

Cash used in financing activities increased in 2017 compared with 2016, primarily due to higher share repurchases. The 2017 proceeds from the Company's $1.6 billion debt issuance were largely offset by $1.3 billion paid to extinguish $1.0 billion of debt, as well as repaying maturing debt in the first quarter of 2017.

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

In 2017, we repurchased 15.7 million shares for $2.8 billion. From January 1, 2018 through January 31, 2018 we repurchased 1.2 million shares for approximately $260 million. We repurchased 0.8 million shares for $110 million in 2016 and 5.5 million shares for $683 million in 2015.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

(In millions)	2017	2016	2015

Interest expense	$243	$251	$252

Interest expense reported above excluded losses on the early extinguishment of debt.

The weighted average interest rate for outstanding short-term debt (primarily commercial paper) was 1.63% as of December 31, 2017. There was no commercial paper outstanding as of December 31, 2016.

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

42 CIGNA CORPORATION - 2017 Form 10-K

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

Liquidity and Capital Resources Outlook

At December 31, 2017, there was approximately $1.2 billion in cash and marketable investments available at the parent company level. In 2018, the parent company's combined cash obligations are expected to approximate $480 million for repayment of debt, interest and dividends. We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company's current cash position and current projections for subsidiary dividends. In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of this Form 10-K. In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures, including intercompany borrowings. The parent company may borrow up to $1.1 billion from its insurance subsidiaries without additional state approval. We have additional liquidity available through short-term commercial paper borrowings and a committed $1.5 billion revolving credit facility. The revolving credit and letter of credit agreement is subject to the maximum debt leverage covenant. As of December 31, 2017, we have $9.3 billion of maximum borrowing capacity in the debt leverage covenant, in addition to the $5.4 billion of debt outstanding. See Note 5 to our Consolidated Financial Statements for additional information regarding the credit facility.

Though we believe we have adequate sources of liquidity, significant disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or increase costs associated with borrowing funds.

The state of Illinois continues to experience financial difficulties; however, some of their immediate cash flow constraints were alleviated by a bond offering issued during the fourth quarter of 2017. As a result, we have collected most of the receivables due as of December 31, 2017. The remaining amount due to us from the state of Illinois under our commercial and Medicaid contracts as of December 31, 2017 was immaterial. As of December 31, 2017, all of our contracts with the state of Illinois had been terminated.

We continue to maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations. These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas. As a result of the U.S. tax reform legislation enacted in December 2017, we recorded additional U.S. taxes of $88 million related to these undistributed earnings. The legislation provides an election to pay these taxes over eight years. We expect to adopt that election.

Unfunded Pension Plan Liability.   As of December 31, 2017, our unfunded pension liability was $688 million, reflecting a decrease of $223 million from December 31, 2016. The decrease in the unfunded liability reflected strong investment asset returns and a contribution of $150 million in 2017, partially offset by the impact of a decrease in discount rates of approximately 45 basis points. No contributions are required in 2018 under the Pension Protection Act of 2006. See Note 15 to our Consolidated Financial Statements for additional information regarding our pension plans.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into in the ordinary course of business. See the "Liquidity and Capital Resources" section of this MD&A beginning on page 41 for additional background on how we manage our liquidity requirements related to these obligations. The maturities of our primary contractual cash obligations, as of December 31, 2017, are estimated to be as follows:

(In millions, on an undiscounted basis)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

On-Balance Sheet
Insurance liabilities
Contractholder deposit funds	$6,797	$706	$907	$739	$4,445
Future policy benefits	11,497	709	1,445	1,213	8,130
Global Health Care medical costs payable	2,735	2,635	41	13	46
Unpaid claims and claim expenses	5,570	1,792	1,071	721	1,986
Short-term debt	244	244
Long-term debt	8,185	235	1,011	1,493	5,446
Other long-term liabilities	687	129	105	114	339
Off-Balance Sheet
Purchase obligations	1,806	661	780	278	87
Operating leases	582	130	207	131	114

Total	$38,103	$7,241	$5,567	$4,702	$20,593

CIGNA CORPORATION - 2017 Form 10-K 43

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On balance sheet:
•
Insurance liabilities.  Excluded from the table above are $5 billion of insurance liabilities associated with the sold retirement benefits and individual life insurance and annuity businesses, as well as the reinsured workers' compensation, personal accident and supplemental benefits businesses ($3 billion in contractholder deposit funds; $2 billion in future policy benefits) as their related net cash flows are not expected to impact our cash flows. Excluding these amounts, the sum of the obligations presented above exceeds the corresponding insurance and contractholder liabilities of $21 billion recorded on the balance sheet because some of the recorded insurance liabilities reflect discounting for interest and the recorded contractholder liabilities exclude future interest crediting, charges and fees. The timing and amount of actual future cash flows may differ from those presented above as actual results differ from those assumed.

  •
  Contractholder deposit funds: see Note 2(F) to our Consolidated Financial Statements for our accounting policy for this liability. Expected future cash flows presented above also include estimated future interest crediting on current fund balances based on current investment yields less the estimated cost of insurance charges and mortality and administrative fees for universal life policies.

  •
  Future policy benefits, Global Health Care medical costs payable and unpaid claims and claim expenses: see Notes 2(G), 7 and 8 to our Consolidated Financial Statements for our accounting policies for these liabilities. Expected future cash flows for these liabilities presented in the table above are undiscounted. The expected future cash flows for guaranteed minimum death benefit ("GMDB," reported in future policy benefits) do not consider any of the related reinsurance arrangements.

•
Short-term debt represents current maturities of long-term debt and related interest payments, and current obligations under capital leases.

•
Long-term debt includes scheduled interest payments. Capital leases are included in long-term debt and primarily represent obligations for information technology network storage, servers and equipment.

•
Other long-term liabilities include estimated payments for guaranteed minimum income benefit ("GMIB") contracts (without considering any related reinsurance arrangements), pension and other postretirement and postemployment benefit obligations, supplemental and deferred compensation plans, interest rate and foreign currency swap contracts, and reinsurance liabilities. These items are presented in accounts payable, accrued expenses and other liabilities in our Consolidated Balance Sheets. Estimated payments of $68 million for deferred compensation, non-qualified and international pension plans and other postretirement and postemployment benefit plans are expected to be paid in less than one year and are included in the table above. We do not expect to make any additional contributions to the qualified domestic pension plans during 2018. We expect to make payments subsequent to 2018 for these obligations; however, subsequent payments have been excluded from the table as their timing is based on plan assumptions that may materially differ from actual activities. See Note 15 to our Consolidated Financial Statements for further information on pension and other postretirement benefit obligations.

Off-Balance Sheet:

Purchase obligations.   As of December 31, 2017, purchase obligations consisted of estimated payments required under contractual arrangements for future services and investment commitments as follows:

(In millions)

Fixed maturities	$118
Commercial mortgage loans	21
Limited liability entities (other long-term investments)	1,178

Total investment commitments	1,317
Future service commitments	489

Total purchase obligations	$1,806

See Note 11 to our Consolidated Financial Statements for additional information.

Our estimated future service commitments primarily represent contracts for certain outsourced business processes and information technology maintenance and support. We generally have the ability to terminate these agreements, but do not anticipate doing so at this time. Purchase obligations exclude contracts that are cancelable without penalty and those that do not contractually require minimum levels of goods or services to be purchased.

Operating leases.   For additional information, see Note 18 to our Consolidated Financial Statements.

Guarantees

We are contingently liable for various financial and other guarantees provided in the ordinary course of business. See Note 21 to our Consolidated Financial Statements for additional information on guarantees.

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

44 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management believes the current assumptions used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, if actual experience differs from the assumptions used in estimating amounts reflected in our Consolidated Financial Statements, the resulting changes could have a material adverse effect on our consolidated results of operations and, in certain situations, could have a material adverse effect on our liquidity and financial condition. The table below presents the adverse impacts of certain possible changes in assumptions. The effect of assumption changes in the opposite direction would be a positive impact to our consolidated results of operations, liquidity or financial condition, except for the assessments of impairment for goodwill and fixed maturities carried at a fair value below cost. The tax rate used to calculate the after-tax impact of assumption changes is based on the new corporate income tax rate discussed in the "Key Developments" section of this MD&A.

See Note 2 to our Consolidated Financial Statements for further information on significant accounting policies.

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Goodwill

At the acquisition date, goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets.

We completed our annual evaluations of goodwill for impairment during the third quarter of 2017. These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data. The evaluations indicated that no impairment was required.

Fair values of reporting units are estimated using models and assumptions that we believe a hypothetical market participant would use to determine a current transaction price. The significant assumptions and estimates used in determining fair value include the discount rate and future cash flows. A range of discount rates is used, corresponding with the reporting unit's weighted average cost of capital, consistent with that used for investment decisions considering the specific and detailed operating plans and strategies within the reporting unit. Projections of future cash flows are consistent with our annual planning process for revenues, claims, operating expenses, taxes, capital levels and long-term growth rates. In addition to these assumptions, we consider market data to evaluate the fair value of each reporting unit.

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

Future changes in the funding for our Medicare programs by the federal government could materially reduce revenues and profitability in our Government reporting unit and have a significant impact on its fair value.

In our Government operating segment we contract with CMS and various state governmental agencies to provide managed health care services, including Medicare Advantage plans and Medicare-approved prescription drug plans. Estimated future cash flows for this reporting unit's business incorporate the potential effects of Medicare Advantage reimbursement rates for 2018 and beyond as discussed in the "Executive Overview" section of this MD&A. Revenues from the Medicare programs are dependent, in whole or in part, upon annual funding from the federal government through CMS. Funding for these programs is dependent on many factors including general economic conditions, continuing government efforts to contain health care costs and budgetary constraints at the federal level and general political issues and priorities.
Goodwill as of December 31 was as follows (in millions):
• 2017 – $6,164
• 2016 – $5,980
See Note 17 to our Consolidated Financial Statements for additional discussion of our goodwill.

Accounts payable, accrued expenses and other liabilities – pension liabilities
These liabilities are estimates of the present value of the qualified and nonqualified pension benefits to be paid (attributed to employee service to date) net of the fair value of plan assets. The accrued pension benefit liability as of December 31 was as follows (in millions):

•

2017 – $688

•

2016 – $911

See Note 15 to our Consolidated Financial Statements for assumptions and methods used to estimate pension liabilities.

The discount rate is typically the most significant assumption in measuring the pension liability. We develop the discount rate by applying actual annualized yields at various durations from a discount rate curve constructed from high quality corporate bonds. Based on our historical experience, we believe that a 50 basis point change in the discount rate and a 10% decline in plan assets are reasonably possible outcomes.

If discount rates for the qualified and nonqualified pension plans decreased by 50 basis points, the accrued pension benefit liability would increase by approximately $190 million as of December 31, 2017, resulting in an after-tax decrease to shareholders' equity of approximately $150 million.

If the December 31, 2017 fair values of domestic qualified plan assets decreased by 10%, the accrued pension benefit liability would increase by approximately $425 million as of December 31, 2017, resulting in an after-tax decrease to shareholders' equity of approximately $335 million.

CIGNA CORPORATION - 2017 Form 10-K 45

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Global Health Care medical costs payable
Medical costs payable for the Global Health Care segment includes both reported claims and estimates for losses incurred but not yet reported.

The liabilities for medical costs payable as of December 31 were as follows (in millions):

•

2017 – gross $2,719; net $2,454

•

2016 – gross $2,532; net $2,257

These liabilities are presented above both gross and net of reinsurance and other recoverables.

See Note 7 to our Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

As described in Note 7, Global Health Care medical costs payable is primarily impacted by assumptions related to completion factors and medical cost trend. Changes in either assumption from actual results could impact the Global Health Care medical costs payable balance as noted below. A large number of factors may cause the medical cost trend to vary from the Company's estimates, including: changes in medical management practices, changes in the level and mix of benefits offered and services utilized, and changes in medical practices. Completion factors may be affected if actual claims submission rates from providers differ from estimates (that can be influenced by a number of factors, including provider mix, and electronic versus manual submissions), or if changes to the Company's internal claims processing patterns occur. Based on studies of our claim experience, it is reasonably possible that a 100 basis point change in the medical cost trend and a 50 basis point change in completion factors could occur in the near term.

A 100 basis point increase in the medical cost trend rate would increase this liability by approximately $35 million, resulting in a decrease in net income of approximately $30 million after-tax, and a 50 basis point decrease in completion factors would increase this liability by approximately $75 million, resulting in a decrease in net income of approximately $60 million after-tax.

Unpaid claims and claim expenses – long-term disability reserves
The liability for long-term disability reserves is the present value of estimated future benefits payments over the expected disability period and includes estimates for both reported claims and for claims incurred but not yet reported.
Long-term disability reserves as of December 31 were as follows (in millions):

•

2017 – gross $3,884; net $3,790

•

2016 – gross $3,708; net $3,622

These liabilities are presented above both gross and net of reinsurance recoverables.

See Note 8 to our Consolidated Financial Statements for additional information regarding assumptions and methods used to estimate this liability.

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

The discount rate is the interest rate used to discount the projected future benefit payments to their present value. The discount rate assumption is based on the projected investment yield of the assets supporting the reserves. A 25 basis point decrease in the discount rate would increase long-term disability reserves by approximately $45 million and decrease net income by approximately $35 million after-tax.

Claim resolution rate assumptions involve many factors including claimant demographics, the type of contractual benefit provided and the time since initially becoming disabled. The Company uses its own historical experience to develop its claim resolution rates. A 5 percent decrease in the claim resolution rate would increase long-term disability reserves by approximately $90 million and decrease net income by approximately $70 million after-tax.

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

See Notes 10 and 11(A) to our Consolidated Financial Statements for a discussion of our fair value measurements, the procedures performed by management to determine that the amounts represent appropriate estimates and our accounting policy regarding unrealized appreciation on fixed maturities.

Typically, the most significant input in the measurement of fair value is the market interest rate used to discount the estimated future cash flows of the instrument. Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.

If the interest rates used to calculate fair value increased by 100 basis points, the fair value of the total fixed maturity portfolio of $23 billion would decrease by approximately $1.5 billion, resulting in an after-tax decrease to shareholders' equity of approximately $0.9 billion.

46 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet Caption / Nature of Critical Accounting Estimate	Effect if Different Assumptions Used

Assessment of "other-than-temporary" impairments on fixed maturities
Certain fixed maturities with a fair value below amortized cost are carried at fair value with changes in fair value recorded in accumulated other comprehensive income. For these investments, we have determined that the decline in fair value below its amortized cost is temporary. To make this determination, we evaluated the expected recovery in value and our intent to sell or the likelihood of a required sale of the fixed maturity prior to an expected recovery. In making this evaluation, we considered a number of general and specific factors including the regulatory, economic and market environments, length of time and severity of the decline, and the financial health and specific near term prospects of the issuer.

The after-tax amounts as of December 31 in Accumulated Other Comprehensive Income for fixed maturities in an unrealized loss position were as follows (in millions):

•

2017 – ($80)

•

2016 – ($115)

See Note 11 to our Consolidated Financial Statements for additional discussion of our review of declines in fair value, including information regarding our accounting policies for fixed maturities.

If we subsequently determine that the excess of amortized cost over fair value is other-than-temporary for any or all of these fixed maturities, the amount recorded in accumulated other comprehensive income would be reclassified to shareholders' net income as an impairment loss.

Segment Reporting

The following section of this MD&A discusses the results of each of our reporting segments. In these segment discussions, we present "operating revenues," defined as total revenues excluding realized investment results and "adjusted income from operations," defined as shareholders' net income excluding after-tax realized investment results, net amortization of other acquired intangible assets and special items. Ratios presented in this segment discussion exclude the same items as adjusted income from operations. See Note 22 to our Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present "adjusted margin," defined as adjusted income from operations divided by operating revenues.

See the MD&A Executive Overview beginning on page 35 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction above, the performance of the Global Health Care segment is measured using adjusted income from operations. The key factors affecting adjusted income from operations for this segment are:

•
customer growth;

•
sales of specialty products;

•
medical costs as a percentage of premiums (medical care ratio or "MCR") for our commercial and government businesses; and

•
operating expense as a percentage of operating revenues (operating expense ratio).

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2017	2016	2015	2017 vs. 2016			2016 vs. 2015

Operating revenues	$32,617	$31,199	$29,929	$1,418		5%	$1,270		4%

Adjusted income from operations	$2,173	$1,852	$1,848	$321		17%	$4		–%

Adjusted margin	6.7%	5.9%	6.2%	80	bps		(30	)bps
Medical Care Ratios
Commercial	79.9%	79.3%	78.1%	(60	)bps		(120	)bps
Government	84.9%	85.3%	85.2%	40	bps		(10	)bps
Consolidated Global Health Care	81.4%	81.6%	80.9%	20	bps		(70	)bps
Operating expense ratio	20.9%	21.5%	21.4%	60	bps		(10	)bps

CIGNA CORPORATION - 2017 Form 10-K 47

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

	As of December 31,			Increase (Decrease)		Increase (Decrease)

(Dollars in millions, customers in thousands)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Global Health Care medical costs payable	$2,719	$2,532	$2,355	$187	7%	$177	8%
Customers
Total commercial risk	2,957	2,576	2,502	381	15%	74	3%
Total government	487	566	567	(79)	(14)%	(1)	–%

Total risk	3,444	3,142	3,069	302	10%	73	2%
Service	12,463	12,055	11,930	408	3%	125	1%

Total medical customers	15,907	15,197	14,999	710	5%	198	1%

2017 versus 2016

Operating revenues.   The increase was primarily due to customer growth in our Commercial risk business, partially offset by lower customer enrollment in our Government segment.

Adjusted income from operations increased, reflecting higher earnings in both our Commercial and Government operating segments. The increase in the Commercial segment reflects customer growth including increased contributions from our specialty products and favorable claim experience in our U.S. Individual business. The Government segment's earnings growth reflects lower operating expenses related to the moratorium on the health insurance industry tax in 2017 and our 2016 CMS audit response, partially offset by lower customer enrollment. Adjusted income from operations included favorable after-tax prior year reserve development of $112 million for 2017; prior year reserve development in 2016 was not material.

Medical care ratios.   The Commercial medical care ratio increased, reflecting the 2017 moratorium on the health insurance industry tax, offset by improved performance in our U.S. Individual business and favorable prior year reserve development.

The Government medical care ratio decreased slightly, reflecting increased premium rates and favorable prior year reserve development, partially offset by higher medical costs.

Operating expense ratio.   The decrease was primarily due to the moratorium on the health insurance industry tax in 2017 and lower costs related to our 2016 CMS audit response.

2016 versus 2015

Operating revenues.   The increase in operating revenues was due to growth in our Commercial segment primarily from increased specialty revenues and growth in Medicare Advantage customer volumes. Higher premium rates for most products (primarily to recover underlying medical cost trend) also contributed to the increase. These increases were partially offset by lower customer volumes in our Medicare Part D and U.S. Individual businesses.

Adjusted income from operations was flat, reflecting earnings growth in our Commercial segment, primarily due to increased contributions from specialty products partially offset by lower margins in our U.S. Individual business. This increase was offset by lower earnings in our Government segment primarily driven by costs related to our CMS audit response.

Medical care ratios.   The Commercial medical care ratio increased, reflecting a less favorable medical care ratio in our stop loss business, lower premium due to the anticipated reduction of the ACA mandated fees in 2017 and less favorable prior year reserve development.

The Government medical care ratio increased slightly, reflecting higher medical costs in our Medicaid business and less favorable prior year development, mostly offset by improvements in the Medicare Part D business.

Operating expense ratio.   The operating expense ratio increased slightly, reflecting costs related to our CMS audit response. Excluding those costs, the operating expense ratio decreased, reflecting higher revenue and operating efficiencies, partially offset by business initiative investments.

Other Items Affecting Health Care Results

Global Health Care Medical Costs Payable

Medical costs payable was higher as of December 31, 2017 compared with 2016, primarily due to customer growth in our commercial risk businesses and medical cost trend across all businesses. Medical costs payable was higher as of December 31, 2016 compared with 2015, primarily due to medical cost trend across all businesses and customer growth in our Commercial group business. See Note 7 to our Consolidated Financial Statements for additional information.

48 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•
is covered under a medical insurance policy, managed care arrangement or service agreement issued by us;

•
has access to our provider network for covered services under their medical plan; or

•
has medical claims that are administered by us.

Our medical customer base increased as of December 31, 2017 compared with 2016, reflecting growth across our Commercial market segments, partially offset by declines in our Medicare Advantage business. Our medical customer base increased as of December 31, 2016 compared with 2015, primarily driven by growth in our middle market, select and international market segments.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 47, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations. The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2017	2016	2015	2017 vs. 2016			2016 vs. 2015

Operating revenues	$3,872	$3,385	$3,149	$487		14%	$236		7%

Adjusted income from operations	$369	$294	$262	$75		26%	$32		12%

Operating revenues, using actual 2017 currency exchange rates	$3,872	$3,426	$3,106	$446		13%	$320		10%
Adjusted income from operations, using actual 2017 currency exchange rates	$369	$300	$259	$69		23%	$41		16%

Adjusted margin	9.5%	8.7%	8.3%	80	bps		40	bps
Loss ratio	55.2%	55.3%	55.3%	10	bps		–	bps
Acquisition cost ratio	17.3%	18.6%	19.3%	130	bps		70	bps
Expense ratio (excluding acquisition costs)	17.4%	17.9%	18.3%	50	bps		40	bps

2017 versus 2016

Operating revenues increased primarily due to business growth, particularly in the United States and South Korea, and the favorable impact of foreign currency movements, primarily in the South Korean Won.

Adjusted income from operations increased, reflecting business growth, primarily in South Korea and China, and lower acquisition cost ratios.

The segment's loss ratio decreased, primarily due to favorable claims experience, largely offset by a shift in business mix to products with higher loss ratios.

The acquisition cost ratio decreased due to lower spending in certain markets and a shift toward higher premium markets with lower acquisition costs, primarily in South Korea and the United States.

The decrease in the expense ratio (excluding acquisition costs) was primarily driven by strong expense management.

2016 versus 2015

Operating revenues were higher primarily due to new sales, particularly in South Korea and the United States, reflecting both customer growth and sales of higher premium products. These higher premiums were partially offset by lower persistency in the U.K. and the unfavorable impact of foreign currency movements, primarily in South Korea and the U.K.

CIGNA CORPORATION - 2017 Form 10-K 49

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adjusted income from operations increased primarily due to business growth, largely in South Korea, and lower acquisition and operating cost ratios. These factors were partially offset by higher income taxes and the unfavorable impact of foreign currency movements, primarily in South Korea.

The segment's loss ratio was flat, reflecting favorable claims in South Korea, largely offset by a shift in business mix to products with higher loss ratios.

The acquisition cost ratio decreased due to a shift toward higher premium products with lower acquisition costs primarily in South Korea and the United States.

The decrease in the expense ratio (excluding acquisition costs) was primarily driven by operating efficiencies.

Other Items Affecting Global Supplemental Benefits Results

South Korea is the single largest geographic market for our Global Supplemental Benefits segment. South Korea generated 51% of the segment's operating revenues and 89% of the segment's adjusted income from operations in 2017. In 2017, our Global Supplemental Benefits segment operations in South Korea represented 5% of our consolidated operating revenues and 12% of consolidated adjusted income from operations.

As a global company, our business is exposed to risks inherent in foreign operations. We continue to monitor and evaluate the impacts of tensions in the Korean Peninsula.

Significant movements in foreign currency exchange rates could materially affect the reported results of the Global Supplemental Benefits segment.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 47, the performance of the Group Disability and Life segment is measured using adjusted income from operations. The key factors affecting adjusted income from operations for this segment are:

•
premium growth, including new business and customer retention;

•
net investment income;

•
benefit expenses as a percentage of premiums (loss ratio); and

•
operating expense as a percentage of operating revenues excluding net investment income (expense ratio).

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2017	2016	2015	2017 vs. 2016			2016 vs. 2015

Operating revenues	$4,441	$4,443	$4,271	$(2)		–%	$172		4%

Adjusted income from operations	$285	$125	$324	$160		128%	$(199)		(61)%

Adjusted margin	6.4%	2.8%	7.6%	360	bps		(480	)bps
Loss ratio	77.2%	83.8%	76.3%	660	bps		(750	)bps
Operating expense ratio	23.1%	22.4%	21.9%	(70	)bps		(50	)bps

During the first half of 2016, the Group Disability and Life segment experienced significant unfavorable claims in its disability and life businesses. While claims experience moderated during the second half of 2016 and normalized in 2017, the first half results dampened full year 2016 earnings.

Disability:   We implemented modifications to our disability claims management process in the first quarter of 2016 to drive improved quality and consistency. These modifications extended the claims processing cycle and lowered the disability claim resolution rate. As our modified disability claims management process continued to mature during the latter half of 2016, our claim resolution rate significantly improved and operational margins normalized over the course of 2017.

Life:   We experienced a period of elevated life claims in the second quarter of 2016, driven by substantially higher new claim incidence and sizes, both of which have normalized in subsequent periods.

2017 versus 2016

Operating revenues were relatively flat in 2017 compared with 2016 with higher investment income driven by higher asset levels offset by cancelations in non-core products.

50 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Adjusted income from operations increased in 2017 compared with 2016 reflecting lower disability new claim incidence and a higher resolution rate as modifications to the disability claims management process discussed above continued to mature. In addition, life claims have returned to normal levels after a period of significantly elevated claims and a $17 million after-tax unfavorable reserve review, both in the second quarter of 2016.

The loss ratio decreased in 2017 compared with 2016 due to improvement in the disability claim resolution rate as noted above, lower disability new claim incidence and significantly improved life claims experience.

Operating expense ratio.   The 2017 operating expense ratio increased compared with 2016 due to higher overhead costs.

2016 versus 2015

Operating revenues.   Premiums and fees increased in 2016 compared with 2015 due to new business growth from disability and life sales. Net investment income also increased primarily due to higher average assets partially offset by lower yields.

Adjusted income from operations.   Results decreased in 2016 compared with 2015 due primarily to unfavorable disability and life claims experience as well as the absence of favorable reserve reviews and a higher operating expense ratio. Results in 2016 included the unfavorable impact of reserve reviews of $18 million after-tax compared with a favorable impact of $55 million after-tax in 2015.

The loss ratio increased in 2016 compared with 2015 due to lower claim resolutions in disability, higher life claim incidence and sizes in the second quarter of 2016, and the unfavorable impact of reserve reviews as discussed above.

Operating expense ratio.   The operating expense ratio increased in 2016 compared with 2015 primarily reflecting higher disability claim management costs.

Other Operations

As described in the Segment Reporting introduction on page 47, the performance of the Other Operations segment is measured using adjusted income from operations. Cigna's corporate-owned life insurance ("COLI") business contributes the majority of earnings in Other Operations. Cigna's Other Operations segment also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)			Change Favorable (Unfavorable)

(In millions)	2017	2016	2015	2017 vs. 2016			2016 vs. 2015

Operating revenues	$468	$472	$485	$(4)		(1)%	$(13)		(3)%
Adjusted income from operations	$67	$70	$75	$(3)		(4)%	$(5)		(7)%

Adjusted margin	14.3%	14.8%	15.5%	(50	)bps		(70	)bps

Operating revenues decreased in 2017 compared with 2016 primarily due to lower investment income yields across all businesses, partially offset by lower ceded premiums in the COLI business. The decrease in operating revenues in 2016 compared with 2015 was largely due to lower net investment income driven by lower investment yields.

Adjusted income from operations in 2017 decreased compared with 2016, reflecting less favorable mortality experience partially offset by higher interest margins in COLI. Adjusted income from operations decreased in 2016 compared with 2015, reflecting less favorable mortality experience and lower interest margins in COLI.

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

Financial Summary

	For the Years Ended December 31,			Change Favorable (Unfavorable)		Change Favorable (Unfavorable)

(In millions)	2017	2016	2015	2017 vs. 2016		2016 vs. 2015

Adjusted loss from operations	$(226)	$(237)	$(253)	$11	5%	$16	6%

CIGNA CORPORATION - 2017 Form 10-K 51

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate's adjusted loss from operations was lower in 2017 compared with 2016, primarily due to higher excess tax benefits on stock compensation driven by increased option exercise activity in 2017. Higher net investment income also contributed to the lower loss, partially offset by higher operating expenses. Corporate's adjusted loss from operations decreased in 2016 compared with 2015, primarily due to recognizing excess tax benefits on stock compensation in net income beginning in 2016 as a result of our early adoption of ASU 2016-09.

Investment Assets

The following table presents our invested asset portfolio, excluding separate account assets, as of December 31, 2017 and 2016. Additional information regarding our investment assets and related accounting policies is included in Notes 2, 10, 11, 12, 13, and 14 to our Consolidated Financial Statements.

(In millions)	2017	2016

Fixed maturities	$23,138	$20,961
Equity securities	588	583
Commercial mortgage loans	1,761	1,666
Policy loans	1,415	1,452
Other long-term investments	1,518	1,462
Short-term investments	199	691

Total	$28,619	$26,815

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor. These investments are classified as available for sale and are carried at fair value on our balance sheet. Additional information regarding valuation methodologies, key inputs and controls is included in Note 10 to our Consolidated Financial Statements. More detailed information about fixed maturities by type of issuer and maturity dates is included in Note 11 to our Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of December 31, 2017 and 2016.

(In millions)	2017	2016

Federal government and agency	$779	$877
State and local government	1,287	1,435
Foreign government	2,487	2,113
Corporate	18,088	16,050
Mortgage and other asset-backed	497	486

Total	$23,138	$20,961

The fixed maturity portfolio increased $2.2 billion during the 12 months ended December 31, 2017, primarily reflecting an increase in investable funds. As of December 31, 2017, $20.5 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.6 billion were below investment grade. The majority of the bonds that are below investment grade are rated at the higher end of the non-investment grade spectrum. These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.   Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $35 million as of December 31, 2017. We assess each issuer's credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.   We invested in high quality foreign government obligations with an average quality rating of Aa3 as of December 31, 2017. These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations. Foreign government obligations also included $243 million of investments in European sovereign debt, none of which are in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain and Turkey.

Corporate.   As of December 31, 2017, corporate fixed maturities included the following:

•
Private placement investments were $6 billion. These investments are generally less marketable than publicly-traded bonds; however yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk. We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•
Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $400 million. These investments have an average quality rating of Baa2 and are diversified by industry sector, including less than 2% invested in financial institutions.

•
Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $9 million. These investments have an average quality rating of Baa2 and are diversified by issuer with no single exposure greater than $65 million.

•
Retail sector fixed maturity investments were approximately $460 million with gross unrealized losses of $3 million. These investments had an average quality rating of Baa2 and were diversified across approximately 40 issuers with no exposure exceeding $50 million.
52 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate an insurance joint venture in China in which we have a 50% ownership interest. We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles. This entity had an investment portfolio of approximately $4.9 billion supporting this business that is primarily invested in local Chinese corporate and government fixed maturities. There were no investments with a material unrealized loss as of December 31, 2017.

Equity Securities

As of December 31, 2017, approximately $400 million in equity securities were invested in an exchange traded fund ("ETF") as part of a program to invest available cash in high quality and liquid assets. The underlying assets of the ETF are primarily U.S. investment grade corporate bonds and there was a gross unrealized gain of $10 million as of December 31, 2017 due to a decrease in market yields since purchase.

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

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2017. The results of the 2017 review were in line with the prior year and confirmed the strength of the overall portfolio. For further discussion of the results of this review and changes in key loan metrics, see Note 11 to our Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets. The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics. As of December 31, 2017, we had $135 million of commercial mortgage loans in the retail sector for various shopping centers in the United States. The loan-to-value ratio for these loans was 49%, and the debt service coverage ratio was 2.15. All of these loans are current.

As of December 31, 2017, the $1.8 billion commercial mortgage loan portfolio consisted of approximately 60 loans that are all in good standing. Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

Other long-term investments of $1.5 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures. The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate. Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns. To mitigate risk, these investments are diversified across approximately 125 separate partnerships, and approximately 60 general partners who manage one or more of these partnerships. Also, the funds' underlying investments are diversified by industry sector or property type, and geographic region. No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received because of the risk profile of the underlying investment. The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with their original terms was not significant for 2017 or 2016.

CIGNA CORPORATION - 2017 Form 10-K 53

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	December 31, 2017			December 31, 2016

(In millions)	Gross	Reserve	Net	Gross	Reserve	Net

Problem bonds	$25	$(7)	$18	$70	$(9)	$61
Problem commercial mortgage loans	–	–	–	26	(5)	21
Foreclosed real estate	46	–	46	49	–	49

Total problem investments	$71	$(7)	$64	$145	$(14)	$131

Potential problem bonds	$31	$(1)	$30	$12	$(7)	$5
Potential problem commercial mortgage loans	–	–	–	–	–	–

Total potential problem investments	$31	$(1)	$30	$12	$(7)	$5

Problem and potential problem investments decreased by $42 million since December 31, 2016 primarily due to payoffs and paydowns of problem bonds and mortgage loans.

Investment Outlook

Although financial markets in the United States remained stable during 2017, we continue to closely monitor global macroeconomic trends and their potential impact to our investment portfolio. Certain sectors, such as retail, energy and natural gas have experienced stress and volatility and we expect that to continue. See the fixed maturities and commercial mortgage loan sections of this MD&A for further information on our investments in these sectors. Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date. These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms. Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term. Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

Market Risk

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices. Consistent with disclosure requirements, the following items have been excluded from this consideration of market risk for financial instruments:

•
changes in the fair values of insurance-related assets and liabilities because their primary risks are insurance rather than market risk;

•
changes in the fair values of investments recorded using the equity method of accounting and liabilities for pension and other postretirement and postemployment benefit plans (and related assets); and

•
changes in the fair values of other significant assets and liabilities such as goodwill, deferred policy acquisition costs, taxes, and various accrued liabilities. Because they are not financial instruments, their primary risks are other than market risk.

Excluding these items, our primary market risk exposures from financial instruments are:

•
Interest-rate risk on fixed-rate, medium-term instruments. Changes in market interest rates affect the value of instruments that promise a fixed return.

•
Foreign currency exchange rate risk of the U.S. dollar primarily to the South Korean won, Euro, Taiwan dollar, Chinese yuan renminbi, and British pound. An unfavorable change in exchange rates reduces the carrying value of net assets denominated in foreign currencies.

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

See Note 12 to our Consolidated Financial Statements for additional information about derivative financial instruments.

54 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Effect of Market Fluctuations

The examples that follow illustrate the adverse effect of hypothetical changes in market rates or prices on the fair value of certain financial instruments including:

•
a hypothetical increase in market interest rates, primarily for fixed maturities and commercial mortgage loans, partially offset by liabilities for long-term, largely fixed-rate debt; and

•
a hypothetical strengthening of the U.S. dollar to foreign currencies, primarily for financial instruments held by foreign subsidiaries denominated in a foreign currency.

The effects of hypothetical changes in market rates or prices on the fair values of certain of our financial instruments, subject to the exclusions noted above (particularly insurance liabilities), would have been as follows as of December 31:

	Loss in fair value

Market scenario for certain non-insurance financial instruments (in billions)	2017	2016

100 basis point increase in interest rates	$1.2	$1.0
10% strengthening in U.S. dollar to foreign currencies	$0.5	$0.4

The effect of a hypothetical increase in interest rates was determined by estimating the present value of future cash flows using various models, primarily duration modeling. The impact of a hypothetical increase to interest rates at December 31, 2017 was greater than that at December 31, 2016 reflecting increased purchases of fixed maturities partially offset by additional issuances of long-term debt.

The effect of a hypothetical strengthening of the U.S. dollar relative to the foreign currencies of certain financial instruments held by us was estimated to be 10% of the U.S. dollar equivalent fair value. Our foreign operations hold investment assets, such as fixed maturities, cash, and cash equivalents, that are generally invested in the currency of the related liabilities. The effect of a hypothetical 10% strengthening in the U.S. dollar to foreign currencies at December 31, 2017 was greater than that effect at December 31, 2016 due to increased amounts of investments that are primarily denominated in the South Korean won.

CIGNA CORPORATION - 2017 Form 10-K 55

PART II
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption "Market Risk" in the MD&A section of this Form 10-K is incorporated by reference.

56 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Shareholders of Cigna Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cigna Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in total equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP Hartford, Connecticut February 28, 2018

We have served as the Company's auditor since 1983.

CIGNA CORPORATION - 2017 Form 10-K 57

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Income

	For the Years Ended December 31,

(In millions, except per share amounts)	2017	2016	2015

Revenues
Premiums	$32,307	$30,626	$29,642
Fees and other revenues	4,867	4,760	4,488
Net investment income	1,226	1,147	1,153
Mail order pharmacy revenues	2,979	2,966	2,536
Realized investment gains (losses)
Other-than-temporary impairments on fixed maturities	(27)	(35)	(112)
Other realized investment gains, net	264	204	169

Net realized investment gains	237	169	57

TOTAL REVENUES	41,616	39,668	37,876

Benefits and expenses
Global Health Care medical costs	19,967	19,009	18,354
Other benefit expenses	5,439	5,477	4,936
Mail order pharmacy costs	2,456	2,468	2,134
Other operating expenses	10,033	9,584	8,982
Amortization of other acquired intangible assets, net	115	151	143

TOTAL BENEFITS AND EXPENSES	38,010	36,689	34,549

Income before income taxes	3,606	2,979	3,327

Income taxes
Current	1,132	1,062	1,229
Deferred	242	74	21

TOTAL INCOME TAXES	1,374	1,136	1,250

Net income	2,232	1,843	2,077
Less: Net (loss) attributable to noncontrolling interests	(5)	(24)	(17)

SHAREHOLDERS' NET INCOME	$2,237	$1,867	$2,094

Shareholders' net income per share
Basic	$8.92	$7.31	$8.17
Diluted	$8.77	$7.19	$8.04
Dividends declared per share	$0.04	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

58 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,

(In millions)	2017	2016	2015

Shareholders' net income	$2,237	$1,867	$2,094

Shareholders' other comprehensive income (loss), net of tax
Net unrealized (depreciation) on securities	(34)	(56)	(202)
Net unrealized (depreciation) appreciation on derivatives	(3)	(4)	15
Net translation of foreign currencies	304	(95)	(212)
Postretirement benefits liability adjustment	33	23	85

Shareholders' other comprehensive income (loss), net of tax	300	(132)	(314)

Shareholders' comprehensive income	2,537	1,735	1,780

Comprehensive income attributable to noncontrolling interests
Net (loss) attributable to redeemable noncontrolling interests	–	(7)	(6)
Net (loss) attributable to other noncontrolling interests	(5)	(17)	(11)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(3)	(10)	(17)
Other comprehensive (loss) attributable to other noncontrolling interests	–	–	(1)

Total comprehensive (loss) attributable to noncontrolling interests	(8)	(34)	(35)

TOTAL COMPREHENSIVE INCOME	$2,529	$1,701	$1,745

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2017 Form 10-K 59

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Balance Sheets

	As of December 31,

(In millions, except per share amounts)	2017	2016

Assets
Investments
Fixed maturities, at fair value (amortized cost, $21,867; $19,942)	$23,138	$20,961
Equity securities, at fair value (cost, $589; $583)	588	583
Commercial mortgage loans	1,761	1,666
Policy loans	1,415	1,452
Other long-term investments	1,518	1,462
Short-term investments	199	691

Total investments	28,619	26,815
Cash and cash equivalents	2,972	3,185
Premiums, accounts and notes receivable, net	3,380	3,077
Reinsurance recoverables	6,046	6,478
Deferred policy acquisition costs	2,237	1,818
Property and equipment	1,563	1,536
Deferred tax assets, net	33	304
Goodwill	6,164	5,980
Other assets, including other intangibles	2,316	2,227
Separate account assets	8,423	7,940

TOTAL ASSETS	$61,753	$59,360

Liabilities
Contractholder deposit funds	$8,196	$8,458
Future policy benefits	10,040	9,648
Unpaid claims and claim expenses	5,168	4,917
Global Health Care medical costs payable	2,719	2,532
Unearned premiums	724	634

Total insurance and contractholder liabilities	26,847	26,189
Accounts payable, accrued expenses and other liabilities	7,260	6,414
Short-term debt	240	276
Long-term debt	5,199	4,756
Separate account liabilities	8,423	7,940

TOTAL LIABILITIES	47,969	45,575

Contingencies – Note 21
Redeemable noncontrolling interests	49	58
Shareholders' equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,940	2,892
Accumulated other comprehensive loss	(1,082)	(1,382)
Retained earnings	15,824	13,855
Less: treasury stock, at cost	(4,021)	(1,716)

TOTAL SHAREHOLDERS' EQUITY	13,735	13,723
Noncontrolling interests	–	4

Total equity	13,735	13,727

Total liabilities and equity	$61,753	$59,360

SHAREHOLDERS' EQUITY PER SHARE	$56.30	$53.42

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

60 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Changes in Total Equity

(In millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock	Shareholders' Equity	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests

Balance at December 31, 2014	$74	$2,769	$(936)	$10,289	$(1,422)	$10,774	$15	$10,789	$90
2015 Activity
Effect of issuing stock for employee benefit plans		99		(252)	336	183		183
Other comprehensive income (loss)			(314)			(314)	(1)	(315)	(17)
Net income (loss)				2,094		2,094	(11)	2,083	(6)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(683)	(683)		(683)
Other transactions impacting noncontrolling interests		(9)				(9)	6	(3)	2

Balance at December 31, 2015	74	2,859	(1,250)	12,121	(1,769)	12,035	9	12,044	69

2016 Activity
Effect of issuing stock for employee benefit plans		51		(123)	163	91		91
Other comprehensive income (loss)			(132)			(132)		(132)	(10)
Net income (loss)				1,867		1,867	(17)	1,850	(7)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(110)	(110)		(110)
Other transactions impacting noncontrolling interests		(18)				(18)	12	(6)	6

Balance at December 31, 2016	74	2,892	(1,382)	13,855	(1,716)	13,723	4	13,727	58

2017 Activity
Effect of issuing stock for employee benefit plans		51		(258)	455	248		248
Other comprehensive income (loss)			300			300		300	(3)
Net income (loss)				2,237		2,237	(5)	2,232	–
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(2,760)	(2,760)		(2,760)
Other transactions impacting noncontrolling interests		(3)				(3)	1	(2)	(6)

Balance at December 31, 2017	$74	$2,940	$(1,082)	$15,824	$(4,021)	$13,735	$–	$13,735	$49

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

CIGNA CORPORATION - 2017 Form 10-K 61

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Cigna Corporation Consolidated Statements of Cash Flows

	For the years ended December 31,

(In millions)	2017	2016	2015

Cash Flows from Operating Activities
Net income	$2,232	$1,843	$2,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566	610	585
Realized investment (gains), net	(237)	(169)	(57)
Deferred income taxes	242	74	21
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(233)	663	(945)
Reinsurance recoverables	214	142	55
Deferred policy acquisition costs	(282)	(213)	(182)
Other assets	(171)	134	16
Insurance liabilities	506	683	657
Accounts payable, accrued expenses and other liabilities	639	124	423
Current income taxes	92	1	(25)
Debt extinguishment costs	321	–	100
Distributions from partnership investments (2)	161	144	137
Other, net (1)	36	(10)	71

NET CASH PROVIDED BY OPERATING ACTIVITIES (1)(2)	4,086	4,026	2,933

Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	2,012	1,544	1,555
Investment maturities and repayments:
Fixed maturities and equity securities	2,051	1,755	1,435
Commercial mortgage loans	335	316	640
Other sales, maturities and repayments (primarily short-term and other long-term investments) (2)	1,702	1,431	1,160
Investments purchased or originated:
Fixed maturities and equity securities	(5,628)	(5,191)	(4,234)
Commercial mortgage loans	(430)	(165)	(500)
Other (primarily short-term and other long-term investments)	(1,065)	(1,698)	(1,183)
Property and equipment purchases, net	(471)	(461)	(510)
Acquisitions, net of cash acquired	(209)	(4)	(99)
Other, net	–	(101)	–

NET CASH (USED IN) INVESTING ACTIVITIES (2)	(1,703)	(2,574)	(1,736)

Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	1,230	1,460	1,429
Withdrawals and benefit payments from contractholder deposit funds	(1,363)	(1,362)	(1,359)
Net change in short-term debt	80	(148)	(21)
Payments for debt extinguishment	(313)	–	(87)
Repayment of long-term debt	(1,250)	–	(851)
Net proceeds on issuance of long-term debt	1,581	–	894
Repurchase of common stock	(2,725)	(139)	(671)
Issuance of common stock	131	36	154
Other, net (1)	(22)	(72)	(97)

NET CASH (USED IN) FINANCING ACTIVITIES (1)	(2,651)	(225)	(609)

Effect of foreign currency rate changes on cash and cash equivalents	55	(10)	(40)

Net (decrease) increase in cash and cash equivalents	(213)	1,217	548
Cash and cash equivalents, January 1,	3,185	1,968	1,420

Cash and cash equivalents, December 31,	$2,972	$3,185	$1,968

Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$1,036	$1,064	$1,194
Interest paid	$240	$244	$245

(1)
As required in adopting Accounting Standard Update ("ASU") 2016-09 in 2016, the Company retrospectively reclassified $79 million of cash payments from operating to financing activities in 2015. These payments were related to employee tax obligations associated with stock compensation. The comparable amounts reported in financing activities were $61 million in 2017 and $72 million in 2016.

(2)
As required in adopting ASU 2016-15 in 2016, the Company retrospectively reclassified $137 million of cash distributions of earnings from partnership investments from investing to operating activities in 2015. The comparable amounts reported in operating activities were $161 million in 2017 and $144 million in 2016.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

62 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Notes to the Consolidated Financial Statements

CIGNA CORPORATION - 2017 Form 10-K 63

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 1 Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as "Cigna," the "Company," "we," "our" or "us") is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security. To execute on our mission, Cigna's evolved strategy is to "Go Deeper", "Go Local" and "Go Beyond" with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries. The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations. Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the United States and selected international markets. In addition to these ongoing operations, Cigna also has certain run-off operations.

The financial results of the Company's businesses are reported in the following segments:

Global Health Care aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment:

•
The Commercial operating segment ("Commercial segment") encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups, and individuals. Products and services include medical, dental, behavioral health, vision, and prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.

•
The Government operating segment ("Government segment") offers Medicare Advantage and Medicare Part D plans to seniors. This segment also offers Medicaid plans in selected markets.

Global Supplemental Benefits includes supplemental health, life and accident insurance products offered in selected international markets and in the United States.

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

64 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Recent Accounting Guidance

The following tables provide information about recently adopted accounting guidance and accounting guidance not yet adopted that is applicable to Cigna.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Effects of Adopting New Guidance

GUIDANCE ADOPTED IN 2017

Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 118 ("SAB 118"), adopted December 31, 2017	Guidance:

•

Allows a company to recognize the effects of U.S. tax reform as provisional in its 2017 financial statements when it does not have the necessary information in reasonable detail to complete its accounting for the change in tax law.

•

Establishes a maximum one-year measurement period that ends when a company has obtained the information necessary to finalize its accounting. During the measurement period, adjustments for the effects of the law will be recorded to the extent a reasonable estimate for all or a portion of the effects of the law can be made.

Effects of adoption:

•

The Company has reported reasonable estimates of the income tax effects of U.S. tax reform as provisional in its financial statements.

•

See Note 20 for disclosures about the impact of U.S. tax reform on the Company's financial statements.

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted

GUIDANCE TO BE ADOPTED JANUARY 1, 2018

Revenue from Contracts with Customers (Accounting Standards Update ("ASU") 2014-09 and related amendments) Required as of January 1, 2018	Requires:

•

Companies to estimate and allocate the expected customer contract revenues among distinct goods or services based on relative standalone selling prices

•

Revenues to be recognized as goods or services are delivered

•

New disclosures including presenting relevant categories of revenues and information about related contract assets and liabilities

•

Adoption through retrospective restatement with or without using certain practical expedients or adoption with a cumulative effect adjustment

Expected effects:

•

Guidance applies to the Company's administrative service, mail order pharmacy and other non-insurance contracts, but does not apply to certain contracts within the scope of other GAAP, such as the Company's insurance and investment contracts accounted for under the Financial Accounting Standards Board's Accounting Standards Codification ("ASC") 944.

•

The Company has completed its evaluation of the new requirements and the adoption of the new guidance will not have a material impact to its pattern of revenue recognition or net income.

•

The Company will adopt the new guidance through retrospective restatement and is currently working to develop required disclosures and restate historical periods in line with its chosen method of adoption. The Company does not anticipate significant changes to its systems, processes or controls.

•

The Company's cumulative effect of implementing this guidance will result in an immaterial decrease to the opening balance of retained earnings from establishing a contract liability for service fee revenue that must be recognized when services are provided after the termination of certain administrative service contracts.

•

The Company also will reclassify certain fees as a result of clarifications in the new guidance and its related interpretations.

CIGNA CORPORATION - 2017 Form 10-K 65

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted

GUIDANCE TO BE ADOPTED JANUARY 1, 2018

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01) Required as of January 1, 2018	Requires:

•

Entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

•

Cumulative effect adjustment to the beginning balance of retained earnings at adoption

Expected effects:

•

Certain limited partnership interests carried at cost of approximately $200 million as of December 31, 2017 will be reported at fair value at adoption with future changes in fair value reported in net investment income.

•

Changes in fair value for equity securities previously reported in accumulated other comprehensive income will now be reported in net realized investment gains.

•

Retained earnings will increase by approximately $60 million after-tax on January 1, 2018.

Intra-Entity Asset Transfers of Assets Other than Inventory (ASU 2016-16) Required as of January 1, 2018	Requires:

•

Entities to recognize the tax impacts of all intra-entity sales of assets other than inventory even though the pre-tax effects of those transactions are eliminated in consolidation

•

Modified retrospective approach for adoption with a cumulative-effect adjustment recorded in retained earnings

Expected effects: the adoption of this standard will not have a material effect on the Company's financial statements.

Clarifying the Definition of a Business (ASU 2017-01) Required as of January 1, 2018	Guidance:

•

Revises the definition of a business and provides a more robust framework for entities to use in determining when a set of assets and activities is a business.

•

Requires entities to apply this new definition to business transactions beginning in the first quarter of 2018.

Expected effects: the Company does not expect this change in definition will have a material impact on its financial statements.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07) Required as of January 1, 2018	Requires:

•

Employers to separate the service cost component from the other components of net benefit cost

•

Only service cost is eligible for capitalization (as either deferred policy acquisition costs or capitalized software), to be applied prospectively upon adoption

•

Income statement captions used for each component of net benefit cost to be disclosed

Expected effects: the Company does not expect the effect of this new guidance to be material to results of operations because its most significant plans are frozen. See Note 15 for additional information.

GUIDANCE TO BE EARLY ADOPTED JANUARY 1, 2018

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12) Required as of January 1, 2019, with early adoption permitted in 2017	Guidance:

•

Relaxes requirements for financial and nonfinancial hedging strategies to be eligible for hedge accounting and changes how companies assess effectiveness.

•

Amends presentation and disclosure requirements to improve transparency about the uses and results of hedging programs.

Expected effects: the Company is planning to adopt this guidance on January 1, 2018 with an immaterial impact to its financial statements for existing hedges.

GUIDANCE TO BE ADOPTED AFTER 2018 OR ADOPTION DATE HAS NOT BEEN DETERMINED

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02)

Effective as of January 1, 2019 with early adoption permitted for reporting periods for which financials have not been issued.	Guidance:

•

Allows companies to reclassify tax effects stranded in accumulated other comprehensive income as a result of U.S. tax reform to retained earnings.

•

Requires additional disclosures of the company's accounting policy for releasing income tax effects from accumulated other comprehensive income.

•

Allows companies to apply the guidance retrospectively or in the period of adoption.

Effects of adoption:

•

The Company is evaluating this new standard and its expected timing of adoption.

•

If adopted as of December 31, 2017, approximately $230 million of accumulated other comprehensive income would have been reclassified to retained earnings.

66 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of New Guidance Not Yet Adopted

GUIDANCE TO BE ADOPTED AFTER 2018 OR ADOPTION DATE HAS NOT BEEN DETERMINED

Leases (ASU 2016-02) Required as of January 1, 2019	Requires:

•

Balance sheet recognition of assets and liabilities arising from leases, including leases embedded in other contracts

•

Additional disclosures of the amount, timing and uncertainty of cash flows from leases will be required

•

Modified retrospective approach for leases in effect as of and after the date of adoption with a cumulative-effect adjustment recorded in retained earnings

Expected effects:

•

The Company is continuing to evaluate the impact this standard will have on its financial statements.

•

While not yet quantified, the Company expects a material impact to the Consolidated Balance Sheets from recognizing additional assets and liabilities of operating leases upon adoption. The actual increase in assets and liabilities will depend on the volume and terms of leases in place at the time of adoption.

•

The Company is implementing a new lease system in connection with the adoption.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13) Required as of January 1, 2020, with early adoption permitted as of January 1, 2019	Requires:

•

A new approach using expected credit losses to estimate and recognize credit losses for certain financial instruments such as mortgage loans, reinsurance recoverables and other receivables

•

Changes in the criteria for impairment of available-for-sale debt securities

•

Adoption using a modified retrospective approach with a cumulative-effect adjustment recorded in retained earnings

Expected effects:

•

The Company is evaluating this new standard, its expected timing of adoption and effects on its financial statements and disclosures.

•

An additional allowance for future expected credit losses for certain financial instruments may be required at adoption.

Simplifying the Test for Goodwill Impairment (ASU 2017-04) Required as of January 1, 2020, with early adoption permitted as of January 1, 2017	Guidance:

•

Simplifies the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure a goodwill impairment.

•

Redefines the amount of goodwill impairment to be equal to the amount by which a reporting unit's carrying value exceeds its fair value, limited to the total amount of goodwill of the reporting unit.

•

Requires prospective adoption.

Expected effects: the Company is evaluating this new standard and its expected timing of adoption.

CIGNA CORPORATION - 2017 Form 10-K 67

PART II
ITEM 8. Financial Statements and Supplementary Data

Significant Accounting Policies

The Company's accounting policies are described either in this Note or in the applicable Notes to the Consolidated Financial Statements as indicated in the table below.

A. Investments – Policy Loans

Policy loans are carried at unpaid principal balances plus accumulated interest, the total of which approximates fair value. These loans are collateralized by life insurance policy cash values and therefore have minimal exposure to credit loss. Interest rates are reset annually based on a rolling average of benchmark interest rates.

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

C. Premiums, Accounts and Notes Receivable and Reinsurance Recoverables

Premiums, accounts and notes receivable and reinsurance recoverables are reported net of allowances for doubtful accounts and unrecoverable reinsurance of $210 million as of December 31, 2017 and $ 203 million as of December 31, 2016. The Company estimates these allowances for doubtful accounts and unrecoverable reinsurance using management's best estimates of collectability, taking into consideration the age of the outstanding amounts, historical collection patterns and other economic factors. See Note 22 for additional discussion of the allowance established in 2016 for the risk corridor receivable.

D. Deferred Policy Acquisition Costs

Costs eligible for deferral include incremental, direct costs of acquiring new or renewal insurance and investment contracts and other costs directly related to successful contract acquisition. Examples of deferrable costs include commissions, sales compensation and benefits, policy

68 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

issuance and underwriting costs and premium taxes. The Company records acquisition costs differently depending on the product line. Acquisition costs for:

•
Supplemental health, life and accident insurance products (primarily individual products) that comprise the majority of the Company's deferred policy acquisition costs and group health and accident insurance products are deferred and amortized, generally in proportion to the ratio of periodic revenue to the estimated total revenues over the contract periods.

•
Universal life products are deferred and amortized in proportion to the present value of total estimated gross profits over the expected lives of the contracts.

•
Other products are expensed as incurred.

Deferred policy acquisition costs also include the value of business acquired for certain acquisitions with material long-duration insurance contracts. The Company recorded amortization of deferred policy acquisition costs of $322 million in 2017, $292 million in 2016 and $286 million in 2015 primarily in other operating expenses.

Each year, deferred policy acquisition costs are tested for recoverability. For universal life and other individual products, management estimates the present value of future revenues less expected payments. For group health and accident insurance products, management estimates the sum of unearned premiums and anticipated net investment income less future expected claims and related costs. If management's estimates of these sums are less than the deferred costs, the Company reduces deferred policy acquisition costs and records an additional expense.

E. Other Assets, including Other Intangibles

Other assets, including other intangibles consist primarily of GMIB assets, accrued net investment income, other intangible assets and various other insurance-related assets. See Note 9 for the Company's accounting policy for GMIB assets and see Note 17 for the Company's accounting policy for other intangibles. Additionally, these other assets include the carrying value of our equity-method investments in joint ventures in China, India (as of 2017) and other foreign jurisdictions.

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

Obligations for annuities represent specified periodic benefits to be paid to an individual or groups of individuals over their remaining lives. Obligations for life insurance policies and GMDB contracts represent benefits expected to be paid to policyholders, net of future premiums expected to be received. Management estimates these obligations based on assumptions as to premiums, interest rates, mortality or morbidity, future claim adjudication expenses and surrenders, allowing for adverse deviation as appropriate. Mortality, morbidity and surrender assumptions are based on the Company's own experience and published actuarial tables. Interest rate assumptions are based on management's judgment considering the Company's experience and future expectations, and range from 0.1% to 9%. Obligations for the run-off settlement annuity business include adjustments for realized and unrealized investment returns consistent with GAAP when a premium deficiency exists.

H. Redeemable Noncontrolling Interests

Products and services are offered in Turkey and India through joint venture entities. The Company is the principal equity holder and primary beneficiary of the Turkey joint venture and accordingly, this entity is consolidated. In 2017, Cigna modified the agreement governing its joint venture in India due to changes in the local regulatory environment that require control by a local partner. As a result of the changes in the joint venture agreement, the Company determined that it is no longer the primary beneficiary of the joint venture and, effective with the third quarter of 2017, no longer consolidates its results.

As of December 31, 2017 the redeemable noncontrolling interests on our Consolidated Balance Sheets represent the Turkey joint venture partner's preferred and common stock interests in the entity. Our joint venture partner may, at their election, require the Company to purchase their redeemable noncontrolling interests. We also have the right to require our joint venture partner to sell their redeemable noncontrolling interests to us. The redeemable noncontrolling interests were recorded at fair value as of the dates of purchase. When the estimated redemption value for a redeemable noncontrolling interest exceeds its carrying value, an adjustment to increase the redeemable noncontrolling interest is recorded with an offsetting reduction to additional paid-in capital. When an adjustment is made to the carrying value of the redeemable noncontrolling interest, the calculation of shareholders' net income per share will be adjusted if the redemption value exceeds the greater of the carrying value or fair value.

CIGNA CORPORATION - 2017 Form 10-K 69

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

I. Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable, accrued expenses and other liabilities include liabilities for pension, other postretirement and postemployment benefits (see Note 15), GMIB contract liabilities (see Note 9), self-insured exposures, management compensation, cash overdraft positions and various insurance-related liabilities, including experience-rated refunds, reinsurance contracts and the risk adjustment and minimum medical loss ratio rebate accruals under The Patient Protection and Affordable Care Act (the "ACA"). Legal costs to defend the Company's litigation and arbitration matters are expensed when incurred in cases where the Company cannot reasonably estimate the ultimate cost to defend. In cases where the Company can reasonably estimate the cost to defend, a liability for these costs is accrued when the claim is reported.

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

Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to customers under the commercial minimum medical loss ratio provisions of the ACA. These rebates are settled in the year following the policy year.

Premiums received for the Company's Medicare Advantage Plans and Medicare Part D products from the Centers for Medicare and Medicaid Services ("CMS") and customers are recognized as revenue ratably over the contract period. CMS provides risk-adjusted premium payments for Medicare Advantage Plans and Medicare Part D products based on the demographics and wellness of enrollees. The Company recognizes periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured. Additionally, Medicare Part D premiums include payments from CMS for risk sharing adjustments. The risk sharing adjustments are estimated quarterly based on claim experience by comparing actual incurred drug benefit costs to estimated costs submitted in original contracts. These adjustments may result in more or less revenue from CMS. Final revenue adjustments are determined and settled with CMS in the year following the contract year. Premium revenue also includes an adjustment to reflect the estimated effect of rebates due to CMS under the Medicare Advantage and Medicare Part D minimum medical loss ratio provisions of the ACA.

The ACA prescribed three programs to mitigate the risk for participating health insurance companies selling coverage on the public exchanges: risk adjustment, reinsurance and risk corridor. The reinsurance and risk corridor programs expired at the end of 2016, while the permanent risk adjustment program continues. A summary of these programs and the Company's accounting policy is provided below.

•
The risk adjustment program reallocates funds from insurers with lower risk populations to insurers with higher risk populations based on the relative risk scores of participants in non-grandfathered plans in the individual and small group markets, both on and off the exchanges. We estimate our receivable or payable based on the risk of our members compared to the risk of other members in the same state and market, considering data obtained from industry studies and the United States Department of Health and Human Services ("HHS"). Receivables or payables are recorded as adjustments to premium revenue based on our year-to-date experience when the amounts are reasonably estimable and collection is reasonably assured. Final revenue adjustments are determined by HHS in the year following the policy year.

•
The reinsurance program (discontinued as of December 31, 2016) was designed to provide reimbursement to insurers for high cost individual business sold on or off the public exchanges. Reinsurance contributions associated with non-grandfathered individual plans were reported as reductions in premium revenues, and estimated reinsurance recoveries were established with offsetting reductions in Global Health Care medical costs. Reinsurance fee contributions for other insured business were reported in other operating expenses.

•
The risk corridor program (also discontinued as of December 31, 2016) was designed to limit insurer gains and losses by comparing allowable medical costs to a target amount as defined by HHS. The Company recorded receivables or payables as adjustments to premium revenue based on year-to-date experience when the amounts were reasonably estimable and collection was reasonably assured. In 2016, the Company also recorded an allowance against these risk corridor receivables that is discussed further in Note 22.

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

70 CIGNA CORPORATION - 2017 Form 10-K

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

In some cases, the Company provides performance guarantees associated with meeting certain service standards, clinical outcomes or financial metrics. If these service standards, clinical outcomes or financial metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fees or a stated dollar amount. The Company defers revenues for estimated payouts associated with these performance guarantees. Approximately 11% of ASO fees reported for the year ended December 31, 2017 were at risk under performance guarantees, with reimbursements estimated to be less than 1% of revenues.

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

NOTE 3 Mergers, Acquisitions and Dispositions

The following table presents transaction-related costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015. Transaction-related costs primarily consist of fees for legal, advisory and other professional services as well as employee costs. In addition, because the merger with Anthem, Inc. ("Anthem") was not consummated, certain transaction-related costs that were previously not deductible for federal income tax purposes became deductible. The Company recognized an incremental tax benefit for these newly deductible costs in 2017 as presented below.

	2017		2016		2015

(In millions)	Before-tax	After-tax	Before-tax	After-tax	Before-tax	After-tax

Transaction-related costs	$126	$92	$166	$147	$66	$57
Tax (benefit) – previously non-deductible costs	–	(59)	–	–	–	–

Transaction-related costs, net	$126	$33	$166	$147	$66	$57

NOTE 4 Earnings Per Share ("EPS")

Accounting policy.   The Company computes basic earnings per share using the weighted-average number of unrestricted common and deferred shares outstanding. Diluted earnings per share also includes the dilutive effect of outstanding employee stock options and restricted stock using the treasury stock method and the effect of strategic performance shares.

Basic and diluted earnings per share were computed as follows:

	2017			2016			2015

(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted

Shareholders' net income	$2,237	$–	$2,237	$1,867	$–	$1,867	$2,094	$–	$2,094

Shares
Weighted average	250,892	–	250,892	255,360	–	255,360	256,149	–	256,149
Common stock equivalents		4,180	4,180		4,287	4,287		4,443	4,443

Total shares	250,892	4,180	255,072	255,360	4,287	259,647	256,149	4,443	260,592

EPS	$8.92	$(0.15)	$8.77	$7.31	$(0.12)	$7.19	$8.17	$(0.13)	$8.04

The following outstanding employee stock options were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(In millions)	2017	2016	2015

Anti-dilutive options	0.9	2.3	0.4

CIGNA CORPORATION - 2017 Form 10-K 71

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 5 Debt

The outstanding amounts of debt and capital leases for the years ended December 31 were as follows:

(In millions)	2017	2016

Short-term debt
Commercial paper	$100	$–
Current maturities of long-term debt	131	250
Other, including capital leases	9	26

Total short-term debt	$240	$276

Long-term uncollateralized debt
$131 million, 6.35% Notes due 2018	$–	$131
$250 million, 4.375% Notes due 2020 (1)	249	252
$300 million, 5.125% Notes due 2020 (1)	299	301
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021 (1)	299	302
$750 million, 4% Notes due 2022	745	744
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	894	893
$600 million, 3.05% Notes due 2027	594	–
$259 million, 7.875% Debentures due 2027 (2)	258	299
$45 million, 8.3% Step Down Notes due 2033 (2)	45	82
$191 million, 6.15% Notes due 2036 (2)	190	498
$121 million, 5.875% Notes due 2041 (2)	119	296
$317 million, 5.375% Notes due 2042 (2)	315	743
$1,000 million, 3.875% Notes due 2047	988	–
Other, including capital leases	9	20

Total long-term debt	$5,199	$4,756

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

On September 14, 2017, the Company issued new long-term debt as follows:

(In millions) Debt Instrument	Principal	Term	Maturity	Stated Interest Rate	Effective Interest Rate	Amount net of discount and fees	Interest payment dates

10-Year Notes	$600	10-Year	October 15, 2027	3.05%	3.183%	$594	April 15 and October 15
30-Year Notes	$1,000	30-Year	October 15, 2047	3.875%	3.951%	$987	April 15 and October 15

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

At any time prior to July 15, 2027 (three months prior to the maturity date of the 10-Year Notes) or April 15, 2047 (six months prior to the maturity date of the 30-Year Notes), the Company may redeem the 10-Year Notes or the 30-Year Notes, in whole or in part, with accrued and unpaid interest, at a redemption price equal to the greater of:

•
100% of the principal amount of the applicable Notes; or

•
the sum of the present values of the remaining scheduled payments of principal and interest (excluding interest accrued at the redemption date) from the redemption date to the maturity date discounted at the applicable Treasury Rate plus 15 basis points for the 10-Year Notes and 20 basis points for the 30-Year Notes.

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

In April 2015, the Company redeemed two of its outstanding notes early. The Company paid $955 million, including accrued interest and expenses that resulted in a pre-tax loss on early debt extinguishment of $100 million ($65 million after-tax).

In December 2017, the Company entered into an updated revolving credit and letter of credit agreement. This agreement extends through December 2022 and is diversified among 15 banks. Under this agreement, the Company can borrow up to $1.5 billion for general corporate purposes, of which up to $500 million can be used for letters of credit. The credit agreement includes options to increase the commitment amount to $2 billion and to extend the term past December 2022, subject to consent by the lenders. The agreement contains customary covenants and restrictions, including a financial covenant that the Company may not permit its leverage ratio – total consolidated debt to total consolidated capitalization (each as defined in the credit agreement) – to be greater than 50%. The Company was in compliance with its debt covenants as of December 31, 2017.

72 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As of December 31, 2017, the Company had $9.3 billion of borrowing capacity within the maximum debt leverage covenant in the credit agreement, in addition to $5.4 billion of debt outstanding. The Company had $11 million of letters of credit outstanding as of December 31, 2017.

Maturities of long-term debt and capital leases are as follows:

	Scheduled Maturities

(In millions)	Long-term Debt (1)	Capital Leases

2018	$131	$9
2019	$–	$8
2020	$550	$1
2021	$378	$–
2022	$750	$–
Maturities after 2022	$3,550	$–

(1)
Long-term debt maturity amounts exclude capital leases.

Interest expense on long-term and short-term debt was $243 million in 2017, $251 million in 2016, and $252 million in 2015. These amounts exclude losses on the early extinguishment of debt.

NOTE 6 Common and Preferred Stock

As of December 31, the Company had issued the following shares:

(Shares in thousands)	2017	2016	2015

Common: Par value $0.25; 600,000 shares authorized
Outstanding – January 1,	256,869	256,544	259,276
Issued for stock option exercises and other benefit plans	2,761	1,110	2,751
Repurchased common stock	(15,663)	(785)	(5,483)

Outstanding – December 31,	243,967	256,869	256,544
Treasury stock	52,178	39,276	39,601

Issued – December 31,	296,145	296,145	296,145

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

The Company has authorized a total of 25 million shares of $1 par value preferred stock. No shares of preferred stock were outstanding at December 31, 2017, 2016 or 2015.

NOTE 7 Global Health Care Medical Costs Payable

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

This liability predominately consists of incurred but not reported amounts and reported claims in process including expected development on reported claims. The liability is primarily calculated using "completion factors" developed by comparing the claim incurral date to the date claims were paid. Completion factors are impacted by several key items including changes in: 1) electronic (auto-adjudication) versus manual claim processing, 2) provider claims submission rates, 3) membership and 4) the mix of products. The Company uses historical completion factors combined with an analysis of current trends and operational factors to develop current estimates of completion factors. The Company estimates the liability for claims incurred in each month by applying the current estimates of completion factors to the current paid claims data. This approach implicitly assumes that historical completion rates will be a useful indicator for the current period.

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

CIGNA CORPORATION - 2017 Form 10-K 73

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

variability inherent in forecasting future claim payments. These estimates are highly sensitive to changes in the Company's key assumptions, specifically completion factors and medical cost trends.

Activity in medical costs payable for the years ended December 31 was as follows:

(In millions)	2017	2016	2015

Balance at January 1,	$2,532	$2,355	$2,180
Less: Reinsurance and other amounts recoverable	275	243	252

Balance at January 1, net	2,257	2,112	1,928
Incurred costs related to:
Current year	20,233	19,087	18,564
Prior years	(266)	(78)	(210)

Total incurred	19,967	19,009	18,354
Paid costs related to:
Current year	17,979	17,052	16,588
Prior years	1,791	1,812	1,582

Total paid	19,770	18,864	18,170
Balance at December 31, net	2,454	2,257	2,112
Add: Reinsurance and other amounts recoverable	265	275	243

Balance at December 31,	$2,719	$2,532	$2,355

Reinsurance and other amounts recoverable reflect amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist. See Note 9 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.6 billion at December 31, 2017 and $2.4 billion at December 31, 2016. The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the years ended December 31, variances in incurred costs related to prior years' medical costs payable that resulted from the differences between actual experience and the Company's key assumptions were as follows:

	2017		2016

($ in millions)	$	% (1)	$	% (2)

Actual completion factors	$124	0.7%	$59	0.3%
Medical cost trend	133	0.7	27	0.1
Other (3)	9	–	(8)	–

Total favorable variance	$266	1.4%	$78	0.4%

(1)
Percentage of current year incurred costs as reported for 2016.

(2)
Percentage of current year incurred costs as reported for 2015.

(3)
Other amounts in 2017 primarily related to an increase in the 2016 reinsurance reimbursement rate from CMS under the ACA. Other amounts in 2016 primarily related to increased medical costs in the Government segment resulting from sharing additional risk adjustment revenue with providers.

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

The net impact of prior year development on shareholders' net income was a $112 million increase for the year ended December 31, 2017. The net impact of prior year development on shareholders' net income was insignificant in 2016. Favorable prior year development implies primarily lower than expected utilization of medical services and vice versa while amounts close to zero imply utilization of medical services that are consistent with expectations.

The following table depicts the incurred and paid claims development as of December 31, 2017 (net of reinsurance), claims frequency metrics and incurred but not reported liabilities for Cigna's Global Health Care medical costs payable. The information about incurred and paid claims development for the year ended December 31, 2016 is presented as supplementary information and is unaudited.

74 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

	Incurred Costs

($ in millions, except for claims frequency) Incurral Year	2016 (Unaudited)	2017	Medical Costs Payable	Claims Frequency

2016	$19,087	$18,822	$159	2.7 million
2017		20,233	$2,254	3.3 million

Cumulative incurred costs for the periods presented		$39,055

	Cumulative Paid Costs

Incurral Year	2016 (Unaudited)	2017

2016	$17,052	$18,663
2017		17,979

Cumulative paid costs for the periods presented		$36,642

Outstanding liabilities for the periods presented, net of reinsurance		$2,413
Outstanding liabilities prior to 2016, net of reinsurance		41

Net outstanding liabilities for Global Health Care medical costs payable		2,454
Reinsurance and other amounts recoverable		265

Total liability for Global Health Care medical costs payable		$2,719

More than 95% of health claims for an accident year are paid within one year of their incurred date.

There is no single or common claim frequency metric used in the health care industry. The Company believes a relevant metric for the Global Health Care segment is the number of customers for whom an insured medical claim was paid. Customers for whom no insured medical claim was paid are excluded from the calculation. Claims that did not result in a liability are not included in the frequency metric.

NOTE 8 Liabilities for Unpaid Claims and Claim Expenses

The following information relates to the Company's unpaid claims and claim expense liabilities.

Accounting policy.   Liabilities for unpaid claims and claim expenses are established by book of business within the Company's Group Disability and Life, Global Supplemental Benefits and Other Operations segments. The Group Disability and Life segment's liability for unpaid claims and claim expenses consists of the following primary products: long-term and short-term disability, life insurance, and accident coverages. Unpaid claims and claim expenses consist of (1) case or claims reserves for reported claims that are unpaid as of the balance sheet date; (2) incurred but not reported reserves for claims when the insured event has occurred but has not been reported to the Company; and (3) loss adjustment expense reserves for the expected costs of settling these claims. The Company consistently estimates incurred but not yet reported losses using actuarial principles and assumptions based on historical and projected claim incidence patterns, claim size and the expected payment period. The Company recognizes the actuarial best estimate of the ultimate liability within a level of confidence, consistent with actuarial standards of practice that the liabilities be adequate under moderately adverse conditions. When estimates of these liabilities change, the Company immediately records the adjustment in benefits and expenses.

The majority of the Company's liability for disability claims consists of the present value of estimated future benefit payments, including expected development, for each reported claim that is currently receiving benefit payments, or pending a decision on eligibility for benefits, over the expected disability period. The Company projects the expected disability period by using historical resolution rates combined with an analysis of current trends and operational factors to develop current estimates of resolution rates. Using the Company's experience, expected claim resolution rates may vary based upon the anticipated disability period, the covered benefit period, the cause of disability, the benefit design and the claimant's age, gender and income level. The gross monthly benefit is reduced (offset) by disability income received under other benefit programs, most commonly Social Security Disability Income, workers' compensation, statutory disability or other group benefit plans. For certain offsets not yet finalized, the Company estimates the probability and amount of future offset awards and lapses based on the Company's experience.

The Company also establishes a liability for the expected present value of future benefit payments for known claims that have recently been resolved but may reopen in the future, based on Company experience. Prior to a claim becoming known, the Company establishes a liability for incurred but not reported claims, using standard actuarial techniques and calculations based on completion factors and loss ratio assumptions using the Company's experience combined with an analysis current trends and operational factors. Completion factors are impacted by several key items including changes in claim inventory levels, claim payment patterns, changes in business volume and other factors. Loss ratio assumptions are developed using historical Company experience, adjusted prospectively for expected changes in the underlying business including rate actions, persistency and inforce growth.

Liability balance details.   The liability for unpaid claims and claim expenses by segment as of December 31 is as follows:

(In millions)	2017	2016

Group Disability and Life	$4,491	$4,342
Global Supplemental Benefits	484	384
Other Operations	193	191

Unpaid claims and claim expenses	$5,168	$4,917

CIGNA CORPORATION - 2017 Form 10-K 75

PART II
ITEM 8. Financial Statements and Supplementary Data

The Company discounts certain liabilities, predominantly long-term disability, because benefits payments are made over extended periods. Discount rate assumptions for these liabilities are based on projected investment returns for the supporting asset portfolios. Details of the Company's unpaid claim discounted liability balances as of December 31 were as follows:

(In billions)	2017	2016

Discounted liabilities	$4.0	$3.9
Aggregate amount of discount	$1.0	$1.1
Range of discount rates	4.5% - 5.2%	3.3% - 5.8%

Interest is accreted and recognized in other benefit expenses in the Consolidated Statement of Income.

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

(In millions)	2017	2016	2015

Balance at January 1,	$4,726	$4,359	$4,178
Less: Reinsurance	121	115	104

Balance at January 1, net	4,605	4,244	4,074
Incurred claims related to:
Current year	4,341	4,258	3,813
Prior years
Interest accretion	163	161	163
All other incurred	(4)	93	(91)

Total incurred	4,500	4,512	3,885
Paid claims related to:
Current year	2,724	2,575	2,325
Prior years	1,572	1,560	1,382

Total paid	4,296	4,135	3,707
Acquisitions	–	–	11
Foreign currency	29	(16)	(19)

Balance at December 31, net	4,838	4,605	4,244
Add: Reinsurance	137	121	115

Balance at December 31,	$4,975	$4,726	$4,359

Reinsurance in the previous table reflects amounts due from reinsurers related to unpaid claims liabilities. The Company's insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses. See Note 9 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts. Interest earned on assets backing these liabilities is an integral part of pricing and reserving. Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims. This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period. The remaining prior year incurred claims amount primarily reflects updates to the Company's liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability. Assumptions reflect the Company's expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business. Prior year incurred claims reported in 2016 included the impact of changes made to our disability claims management process and a period of elevated life claims.

Long-term disability development tables.   The table below presents information about incurred and paid claims development as of December 31, 2017 (net of reinsurance) cumulative claim frequency and total incurred but not reported liabilities for the Company's long-term disability book of business. The information about incurred and paid claims development for the years ended 2012 through 2016 is presented as supplementary information and is unaudited. As permitted under GAAP, the Company presented development table information beginning in 2012 because obtaining information beyond this period was impracticable as historical data was not maintained in such detail.

76 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions, except for claims frequency)

	Incurred Claims (undiscounted)						Incurred But Not

Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017	Reported Liabilities	Claims Frequency

2012	$995	$951	$889	$876	$883	$880	$–	21,180
2013		1,063	1,037	1,062	1,072	1,057	–	23,516
2014			1,158	1,129	1,167	1,146	–	25,281
2015				1,184	1,154	1,185	5	25,609
2016					1,246	1,184	20	24,722
2017						1,226	540	10,569

Cumulative incurred claims for the periods presented						$6,678

		Cumulative Paid Claims

Accident Year	2012 (Unaudited)	2013 (Unaudited)	2014 (Unaudited)	2015 (Unaudited)	2016 (Unaudited)	2017

2012	$81	$288	$429	$504	$571	$621
2013		92	342	503	600	670
2014			111	379	575	667
2015				114	417	603
2016					122	411
2017						110

Cumulative paid claims for the periods presented						$3,082

All outstanding liabilities for the periods presented, net of reinsurance						$3,596
All outstanding liabilities prior to 2012, net of reinsurance						1,142
Impact of discounting						(948)

Liability for long-term disability unpaid claims and claim expenses, net of reinsurance						$3,790

The claims frequency metric used for the Company's long-term disability line of business represents the number of unique claim events for which benefits have been approved and payments made. Claim events are identified using a unique claimant identifier and incurral date. Thus, if an individual has multiple claims for different disabling events (and therefore different incurral dates), each will be determined to be a unique claim event. However, if an individual receives multiple benefits under more than one policy (for example for supplemental disability benefits such as pension contribution benefits or survivor benefits), the Company treats this as a single claim occurrence because they related to the same claim event. Claims frequency metrics for the most recent year are expected to be low reflecting the long-term disability product features including waiting and elimination periods that result in delayed eligibility for contract benefits. Claims that did not result in a liability are not included in the frequency metric.

The following is supplementary and unaudited information about average historical claims payout patterns for the long-term disability business for the years presented in the development table as of December 31, 2017. The average annual percentage payout of incurred claims, net of reinsurance, is approximately 9% in year one, 24% in year two, 16% in year three, 9% in year four, 7% in year five, and 6% in year six.

The following table reconciles the long-term disability net incurred and paid claims development table to the liability for unpaid claims and claim expenses in the Company's Consolidated Balance Sheets as of December 31, 2017.

(In millions)

Net outstanding liabilities – Group Disability and Life segment
Long-term disability liabilities, net of reinsurance	$3,790
Other short-duration insurance books of business, net of reinsurance	599

Liabilities for unpaid claims and claim expenses, net of reinsurance	4,389

Reinsurance recoverable on unpaid claims – Group Disability and Life segment
Long-term disability	94
Other short-duration insurance books of business	8

Total reinsurance recoverable on unpaid claims	102

Total liability for unpaid claims and claim expenses – Group Disability and Life segment	4,491

Global Supplemental Benefits segment	484
Other Operations segment	193

Total liability for unpaid claims and claim expenses	$5,168

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

CIGNA CORPORATION - 2017 Form 10-K 77

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

Reinsurance Recoverables

The majority of the Company's reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired. Components of the Company's reinsurance recoverables are presented in the following table:

(Dollars in millions) Line of Business	Reinsurer(s)	December 31, 2017	December 31, 2016	Collateral and Other Terms at December 31, 2017

Ongoing Operations
Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$454	$478	Recoverables from approximately 90 reinsurers, used in the ordinary course of business. Current balances range from less than $1 million up to $80 million. Over 70% of the balance is from companies rated as investment grade by Standard & Poor's, and 11% is secured by assets in trusts or letters of credit.
Total recoverables related to ongoing operations		454	478
Acquisition, disposition or runoff activities
Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,436	3,586	Both companies' ratings were sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.
GMDB (effectively exited in 2013)	Berkshire	928	1,085	100% secured by assets in a trust.
	Other	34	44	100% secured by assets in a trust or letters of credit.
Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	850	921	100% secured by assets in a trust.
Supplemental Benefits Business (2012 acquisition)	Great American Life	283	297	100% secured by assets in a trust.
Other run-off reinsurance	Various	61	67	100% secured by assets in a trust or other deposits.

Total recoverables related to acquisition, disposition or runoff activities		5,592	6,000

Total reinsurance recoverables		$6,046	$6,478

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

(In millions)	2017	2016	2015

Premiums
Short-duration contracts
Direct	$28,654	$27,496	$26,751
Assumed	199	247	289
Ceded	(150)	(229)	(254)

Total short-duration contract premiums	28,703	27,514	26,786

Long-duration contracts
Direct	3,748	3,259	3,061
Assumed	130	137	111
Ceded
Individual life insurance and annuity business sold	(143)	(153)	(158)
Other	(131)	(131)	(158)

Total long-duration contract premiums	3,604	3,112	2,856

Total premiums	$32,307	$30,626	$29,642

Reinsurance recoveries
Individual life insurance and annuity business sold	$259	$279	$301
Other	66	261	436

Total reinsurance recoveries	$325	$540	$737

The effects of reinsurance on written premiums for short-duration contracts were not materially different from the recognized premium amounts shown in the table above.

78 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction. Berkshire reinsured 100% of the Company's future claim payments in this business, net of other reinsurance arrangements existing at that time. The reinsurance agreement is subject to an overall limit with approximately $3.4 billion remaining at December 31, 2017.

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

The following table presents the account value, net amount at risk and average attained age of underlying contractholders for guarantees assumed by the Company in the event of death. The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date. Unless the Berkshire reinsurance limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	2017	2016

Account value	$10,109	$10,650
Net amount at risk	$2,112	$2,458
Average attained age of contractholders (weighted by exposure)	75	75
Number of contractholders	245,000	285,000

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

As of December 31, 2017 and 2016, there were three reinsurers for GMIB as follows:

(In millions) Line of Business	Reinsurer	December 31, 2017	December 31, 2016	Collateral and Other Terms at December 31, 2017

GMIB	Berkshire	$359	$370	100% were secured by assets in a trust.
	Sun Life Assurance Company of Canada	221	227
	Liberty Re (Bermuda) Ltd.	197	202	100% were secured by assets in a trust.

Total GMIB recoverables reported in other assets		$777	$799

Assumptions used in fair value measurement.   GMIB assets and liabilities are established using capital market assumptions (including market returns, interest rates and market volatilities of the underlying equity and bond mutual fund investments) and assumptions related to future annuitant behavior (including mortality, lapse, and annuity election rates). As assumptions related to future annuitant behavior are largely unobservable, the Company classifies GMIB assets and liabilities in Level 3 in the fair value hierarchy presented in Note 10.

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

CIGNA CORPORATION - 2017 Form 10-K 79

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

•
all annuitants elected to receive their benefit on the next available date (2018 through 2022); and

•
all underlying mutual fund investment values remained at the December 31, 2017 value of $822 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts. Using these hypothetical assumptions, GMIB exposure is $573 million, which is lower than the recorded liability for GMIB calculated using fair value assumptions.

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

A. Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of December 31, 2017 and 2016 about the Company's financial assets and liabilities carried at fair value. Separate account assets that are also recorded at fair value on the Company's Consolidated Balance Sheets are reported separately in the Separate Accounts section as gains and losses related to these assets generally accrue directly to policyholders.

80 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

As of December 31,

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

(In millions)	2017	2016	2017	2016	2017	2016	2017	2016

Financial assets at fair value
Fixed maturities
Federal government and agency	$253	$374	$526	$503	$–	$–	$779	$877
State and local government	–	–	1,287	1,435	–	–	1,287	1,435
Foreign government	–	–	2,442	2,066	45	47	2,487	2,113
Corporate	–	–	17,658	15,552	430	498	18,088	16,050
Mortgage and other asset-backed	–	–	343	329	154	157	497	486

Total fixed maturities	253	374	22,256	19,885	629	702	23,138	20,961
Equity securities	412	396	73	113	103	74	588	583

Subtotal	665	770	22,329	19,998	732	776	23,726	21,544
Short-term investments	–	–	199	691	–	–	199	691
GMIB assets	–	–	–	–	777	799	777	799
Other derivative assets	–	–	2	10	–	–	2	10

Total financial assets at fair value, excluding separate accounts	$665	$770	$22,530	$20,699	$1,509	$1,575	$24,704	$23,044

Financial liabilities at fair value
GMIB liabilities	$–	$–	$–	$–	$762	$780	$762	$780
Other derivative liabilities	–	–	25	5	–	–	25	5

Total financial liabilities at fair value, excluding separate accounts	$–	$–	$25	$5	$762	$780	$787	$785

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts. Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices. Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives. However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of December 31, 2017 or 2016. Level 2 also includes exchange-traded interest rate swap contracts.

CIGNA CORPORATION - 2017 Form 10-K 81

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

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of December 31, 2017 and 2016. The range and weighted average basis point amounts ("bps") for fixed maturity spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company's best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

As of December 31,

	Fair Value			Unobservable Adjustment Range (Weighted Average)

(Fair value in millions)	2017	2016	Unobservable Input	2017	2016

Fixed maturities
Mortgage and other asset-backed securities	$154	$157	Liquidity	60 – 370 (90) bps	60 – 330 (90) bps
			Weighting of credit spreads	180 – 290 (230) bps	160 – 470 (230) bps
Corporate and government fixed maturities	446	490	Liquidity	70 – 1,650 (300) bps	80 – 1,300 (340) bps

Total fixed maturities	600	647
Equity securities
Private equity securities	70	74	Price-to-EBITDA multiples	5.0 – 12.0 (8.9)	4.2 – 11.6 (8.5)
Hybrid equity securities	33	–	Liquidity	270 – 270 (270) bps

Total equity securities	103	74
Subtotal	703	721
Securities not priced by the Company (1)	29	55

Total Level 3 securities	$732	$776

(1)
The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

Significant increases in liquidity or credit spreads would result in lower fair value measurements while decreases in these inputs would result in higher fair value measurements. Significant decreases in equity price-to-EBITDA multiples would result in lower fair value measurements while increases in these inputs would result in higher fair value measurements. Generally, the unobservable inputs are not interrelated and a change in the assumption used for one unobservable input is not accompanied by a change in the other unobservable input.

82 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

GMIB contracts.   See discussion in Note 9.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the years ended December 31, 2017 and 2016. Separate account asset changes are reported in the Separate Accounts section as the changes in fair values of these assets generally accrue directly to the policyholders. Gains and losses reported in this table may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities

(In millions)	2017	2016	2017	2016	2017	2016

Balance at January 1,	$776	$726	$799	$907	$(780)	$(885)

Gains (losses) included in shareholders' net income
GMIB fair value gain/(loss)	–	–	31	(47)	(31)	47
Other	25	(18)	1	–	(5)	(3)

Total gains (losses) included in shareholders' net income	25	(18)	32	(47)	(36)	44

Losses included in other comprehensive income	(11)	(1)	–	–	–	–
Gains required to adjust future policy benefits for settlement annuities (1)	7	29	–	–	–	–
Purchases, sales, settlements
Purchases	133	96	–	–	–	–
Sales	(95)	(140)	–	–	–	–
Settlements	(74)	(74)	(54)	(61)	54	61

Total purchases, sales and settlements	(36)	(118)	(54)	(61)	54	61

Transfers into/(out of) Level 3
Transfers into Level 3	275	338	–	–	–	–
Transfers out of Level 3	(304)	(180)	–	–	–	–

Total transfers into/(out of) Level 3	(29)	158	–	–	–	–

Balance at December 31,	$732	$776	$777	$799	$(762)	$(780)

Total gains (losses) included in shareholders' net income attributable to instruments held at the reporting date	$(9)	$(18)	$32	$(47)	$(36)	$44

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company's best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. During 2017 and 2016, transfers between Level 2 and Level 3 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including metals, mining, energy, utilities, capital goods, consumer products and transportation services.

Separate Accounts

Accounting policy.   Separate account assets and liabilities are contractholder funds maintained in accounts with specific investment objectives. The assets of these accounts are legally segregated and are not subject to claims that arise out of any of the Company's other businesses. These separate account assets are carried at fair value with equal amounts recorded for related separate account liabilities. The investment income and fair value gains and losses of these accounts generally accrue directly to the contractholders and, together with their deposits and withdrawals, are excluded from the Company's Consolidated Statements of Income and Cash Flows. Fees and charges earned for mortality risks, asset management or administrative services are reported in either premiums or fees and other revenues. Investments that are measured using the practical expedient of Net Asset Value ("NAV") are excluded from the fair value hierarchy.

CIGNA CORPORATION - 2017 Form 10-K 83

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

At December 31, fair values of separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total

(In millions)	2017	2016	2017	2016	2017	2016	2017	2016

Guaranteed separate accounts (See Note 21)	$215	$238	$308	$262	$–	$–	$523	$500
Non-guaranteed separate accounts (1)	1,536	1,368	5,298	4,885	292	331	7,126	6,584

Subtotal	$1,751	$1,606	$5,606	$5,147	$292	$331	7,649	7,084

Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							774	856

Total separate account assets							$8,423	$7,940

(1)
Non-guaranteed separate accounts included $3.9 billion as of December 31, 2017 and $3.7 billion as of December 31, 2016 in assets supporting the Company's pension plans, including $0.3 billion classified in Level 3 for both periods and $0.8 billion as of December 31, 2017 and $0.9 billion as of December 31, 2016 priced at NAV as a practical expedient for each year.

Separate account assets in Level 1 primarily include exchange-listed equity securities. Level 2 assets primarily include:

•
corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•
actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna's pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans that are valued according to the methodologies discussed below. The following tables summarize the changes in separate account assets reported in Level 3 for the years ended December 31, 2017 and 2016.

(In millions)	2017	2016

Balance at January 1	$331	$297
Policyholder gains (losses)	34	2
Purchases, issuances, settlements
Purchases	33	22
Sales	(53)	(11)
Settlements	(13)	(18)

Total purchases, sales and settlements	(33)	(7)

Transfers into/(out of) Level 3
Transfers into Level 3	7	65
Transfers out of Level 3	(47)	(26)

Total transfers into/(out of) Level 3:	(40)	39

Balance at December 31	$292	$331

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account's ownership share of the equity of the investee (NAV as a practical expedient), including changes in the fair values of its underlying investments. Substantially all of these assets support the Cigna Pension Plans. The following table provides additional information on these investments.

				Data as of December 31, 2017 and 2016
	Fair Value as of		Unfunded Commitments as of December 31, 2017
(In millions)	December 31, 2017	December 31, 2016		Redemption Frequency (if currently eligible)	Redemption Notice Period

Securities partnerships	$458	$424	$365	Not applicable	Not applicable
Real estate funds	239	231	–	Quarterly	45–90 days
Hedge funds	77	201	–	Up to annually, varying by fund	30–90 days

Total	$774	$856	$365

B. Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities and commercial mortgage loans when they become impaired. Impaired values for these asset types classified as Level 3 representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized investment losses in 2017 and 2016.

84 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

C. Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company's financial instruments not recorded at fair value that are subject to fair value disclosure requirements at December 31, 2017 and 2016. In addition to universal life products and capital leases, financial instruments that are carried in the Company's Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	December 31, 2017		December 31, 2016

(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value

Commercial mortgage loans	Level 3	$1,766	$1,761	$1,682	$1,666
Contractholder deposit funds, excluding universal life products	Level 3	$1,121	$1,119	$1,215	$1,212
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,730	$5,321	$5,460	$4,991

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

Fair values of off-balance sheet financial instruments were not material as of December 31, 2017 and 2016.

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

Equity securities include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income. As of December 31, 2017, fair values of these securities were $49 million and amortized cost was $61 million. As of December 31, 2016, fair values of these securities were $36 million and amortized cost was $49 million.

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
CIGNA CORPORATION - 2017 Form 10-K 85

PART II
ITEM 8. Financial Statements and Supplementary Data

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at December 31, 2017:

(In millions)	Amortized Cost	Fair Value

Due in one year or less	$1,511	$1,522
Due after one year through five years	6,655	6,848
Due after five years through ten years	9,377	9,599
Due after ten years	3,855	4,672
Mortgage and other asset-backed securities	469	497

Total	$21,867	$23,138

Actual maturities of these securities could differ from their contractual maturities used in the table above. This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

(In millions)	Amortized Cost	Unrealized Appreciation	Unrealized Depreciation	Fair Value

December 31, 2017
Federal government and agency	$541	$239	$(1)	$779
State and local government	1,196	93	(2)	1,287
Foreign government	2,360	142	(15)	2,487
Corporate	17,301	868	(81)	18,088
Mortgage and other asset-backed	469	29	(1)	497

Total	$21,867	$1,371	$(100)	$23,138

Investments supporting liabilities of the Company's run-off settlement annuity business (included in above total) (1)	$2,200	$681	$(2)	$2,879

December 31, 2016
Federal government and agency	$658	$223	$(4)	$877
State and local government	1,342	99	(6)	1,435
Foreign government	1,998	129	(14)	2,113
Corporate	15,483	716	(149)	16,050
Mortgage and other asset-backed	461	29	(4)	486

Total	$19,942	$1,196	$(177)	$20,961

Investments supporting liabilities of the Company's run-off settlement annuity business (included in above total) (1)	$2,196	$539	$(15)	$2,720

(1)
Net unrealized appreciation for these investments is excluded from accumulated other comprehensive income.

As of December 31, 2017, the Company had commitments to purchase $118 million of fixed maturities, all of which bear interest at a fixed market rate.

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

Based on this review, management believes the unrealized depreciation below to be temporary, and therefore has not impaired these amounts. The table below summarizes fixed maturities with a decline in fair value from amortized cost by the length of time these securities have been in an unrealized loss position.

	December 31, 2017

(Dollars in millions)	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues	Fair Value	Amortized Cost	Unrealized Depreciation	Number of Issues

One year or less
Investment grade	$3,272	$3,309	$(37)	797	$4,346	$4,475	$(129)	992
Below investment grade	$543	$553	$(10)	643	$724	$736	$(12)	591
More than one year
Investment grade	$1,503	$1,549	$(46)	373	$308	$327	$(19)	53
Below investment grade	$155	$162	$(7)	42	$186	$203	$(17)	28

There were no available for sale equity securities with a significant unrealized loss reflected in accumulated other comprehensive income at December 31, 2017.

86 CIGNA CORPORATION - 2017 Form 10-K

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

At December 31, commercial mortgage loans were distributed among the following property types and geographic regions:

(In millions)	2017	2016

Property type
Office buildings	$652	$592
Apartment buildings	608	428
Industrial	197	302
Hotels	141	205
Retail facilities	135	139
Other	28	–

Total	$1,761	$1,666

U.S. geographic region
Pacific	$841	$714
South Atlantic	210	268
New England	238	227
Central	237	239
Middle Atlantic	203	186
Mountain	32	32

Total	$1,761	$1,666

As of December 31, 2017, approximately 86% of the Company's commercial mortgage loan portfolio is scheduled to mature in 2022 or thereafter.

Actual maturities could differ from contractual maturities for several reasons: borrowers may have the right to prepay obligations with or without prepayment penalties; the maturity date may be extended; and loans may be refinanced.

As of December 31, 2017, the Company had commitments to extend credit under commercial mortgage loan agreements of $21 million.

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

The following table summarizes the credit risk profile of the Company's commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of December 31, 2017 and 2016:

	2017			2016

(Dollars in millions) Loan-to-Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to- Value Ratio	Carrying Value	Average Debt Service Coverage Ratio	Average Loan-to- Value Ratio

Below 60%	$1,109	2.03		$943	2.06
60% to 79%	652	2.24		702	1.89
80% to 100%	–	–		21	–

Total	$1,761	2.11	57%	$1,666	1.95	57%

The Company's annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio. The most recent review was completed by the Company's investment professionals in the second quarter of 2017 and included an analysis of each underlying property's most recent annual financial statements, rent rolls, operating plans, budgets, a physical inspection of the property and other pertinent factors. Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value for each loan.

CIGNA CORPORATION - 2017 Form 10-K 87

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

As of December 31, 2017 and 2016, impaired commercial mortgage loans and valuation reserves associated with impaired loans were not material. For the years ended December 31, 2017 and 2016, the average recorded investment in impaired loans and interest income on impaired loans were not material.

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

Other long-term investments also include investment real estate carried at depreciated cost less any impairment write downs to fair value when cash flows indicate that the carrying value may not be recoverable. Depreciation is generally recorded using the straight-line method based on the estimated useful life of each asset. Investment real estate as of December 31, 2017 and 2016 is expected to be held longer than one year and includes real estate acquired through the foreclosure of commercial mortgage loans.

Additionally, other long-term investments include interest rate and foreign currency swaps carried at fair value. See Note 12 for information on the Company's accounting policies for these derivative financial instruments.

Other long-term investments and related commitments are diversified by issuer, property type and geographic regions. The following table provides unfunded commitment and fair value information on these investments. The Company expects to disburse approximately 31% of the committed amounts in 2018.

	Fair value as of December 31,		Unfunded Commitments as of

(In millions)	2017	2016	December 31, 2017

Real estate investments	$591	$738	$270
Securities partnerships	863	650	876
Other	64	74	32

Total	$1,518	$1,462	$1,178

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

Short-term investments and cash equivalents included the following types of issuers:

(In millions)	December 31, 2017	December 31, 2016

Corporate securities	$1,143	$2,234
Federal government securities	$604	$378
Foreign government securities	$159	$94
Money market funds	$12	$11

Concentration of Risk

As of December 31, 2017 and 2016, the Company did not have a concentration of investments in a single issuer or borrower exceeding 10% of shareholders' equity.

88 CIGNA CORPORATION - 2017 Form 10-K

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

The components of pre-tax net investment income for the years ended December 31 were as follows:

(In millions)	2017	2016	2015

Fixed maturities	$946	$899	$879
Equity securities	14	4	3
Commercial mortgage loans	81	91	112
Policy loans	69	72	72
Other long-term investments	124	98	116
Short-term investments and cash	42	26	14

Total investment income	1,276	1,190	1,196
Less investment expenses	50	43	43

Net investment income	$1,226	$1,147	$1,153

Net investment income for separate accounts(1)	$225	$236	$262

(1)
Net investment income for these investments is excluded from the Company's revenues.

Real estate investments and securities partnerships with a carrying value of $191 million at December 31, 2017 and $220 million at December 31, 2016 were non-income producing during the preceding twelve months.

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

(In millions)	2017	2016	2015

Fixed maturities	$25	$23	$(82)
Equity securities	52	(1)	36
Commercial mortgage loans	(1)	4	(2)
Other investments, including derivatives	161	143	105

Net realized investment gains, before income taxes	237	169	57
Less income taxes	81	60	17

Net realized investment gains	$156	$109	$40

Included in the realized investment gains and losses in the above table were pre-tax asset write-downs on debt securities and other asset write-downs of $31 million for the year ended December 31, 2017, $58 million for the year ended December 31, 2016 and $140 million for the year ended December 31, 2015. Realized investment gains in other investments, including derivatives, represent primarily gains on sale of real estate properties held in joint ventures.

Realized investment gains that are excluded from the Company's revenues for the years ended December 31 were as follows:

(In millions)	2017	2016	2015

Separate accounts	$157	$16	$117
Investment gains required to adjust future policy benefits for the run-off settlement annuity business	$20	$63	$114

The following table presents sales information for available-for-sale fixed maturities and equity securities for the years ended December 31. Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

(In millions)	2017	2016	2015

Proceeds from sales	$2,012	$1,544	$1,555
Gross gains on sales	$103	$83	$85
Gross losses on sales	$(18)	$(7)	$(13)

NOTE 12 Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals) and to hedge interest rate risk of its long-term debt. The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and further discussed in Note 9. Derivatives in the Company's

CIGNA CORPORATION - 2017 Form 10-K 89

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

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

Fair Value Hedge of Long-Term Corporate Debt	Notional Value (in millions)

Type of instrument. Interest rate swap contracts	2017	2016

	$ 750	$ 750

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

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)

Type of instrument. Foreign currency swap contracts	2017	2016

	$ 318	$ 78

Purpose. To hedge the foreign exchange related changes in fair values of the Company's fixed maturity bonds.

Terms of derivative instruments. The Company periodically exchanges cash flows between two currencies for both principal and interest. Foreign currency swaps are Euros and British pounds and have terms for up to twelve years.

Accounting. Using fair value hedge accounting, fair values are reported in other long-term investments or accounts payable, accrued expenses, and other liabilities. Changes in fair values of the swap contracts, as well as changes in the fair values of the hedged bonds attributable to the hedged risk, are reported in other realized investment gains and losses.

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)

Type of instrument. Foreign currency forward contracts	2017	2016

	$ 255	$ 149

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

As of and for the years ended December 31, 2017 and 2016, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including the amounts of gains or losses reclassified from accumulated other comprehensive income into shareholders' net income. No material amounts were excluded from the assessment of hedge effectiveness and no significant gains or losses were recognized due to hedge ineffectiveness.

Collateral and termination features.   The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk. As of December 31, 2017, the Company had $9 million in cash on

90 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

deposit representing the upfront margin required for the Company's centrally-cleared derivative instruments. Certain of the Company's over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds. Collateral posting requirements vary by counterparty. The net asset or liability positions of these derivatives were not material as of December 31, 2017 or 2016.

NOTE 13 Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when there is a change in the Company's involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity. The Company would be considered the primary beneficiary if it has the power to direct the entity's most significant economic activities or has the right to receive benefits or obligation to absorb losses that could be significant to the entity. The Company evaluates the following criteria:

•
the structure and purpose of the entity;

•
the risks and rewards created by and shared through the entity; and

•
the Company's ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

As of December 31, 2017 and 2016, the Company determined it was not a primary beneficiary in any material variable interest entities. The Company's involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.   The Company owns interests in securities limited partnerships and real estate limited partnerships that are defined as variable interest entities. These partnerships invest in the equity or mezzanine debt of privately held companies and real estate properties. General partners unaffiliated with the Company control decisions that most significantly impact the partnership's operations and the limited partners do not have substantive kick-out or participating rights. The Company's maximum exposure to these entities of $2.4 billion across approximately 116 limited partnerships as of December 31, 2017 includes $1.2 billion reported in other long-term investments and commitments to contribute an additional $1.2 billion. The Company's non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.   In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company. The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to the carrying amount of $0.6 billion as of December 31, 2017 that is reported in fixed maturities. The Company's combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures, independent physician associations ("IPAs") and a joint venture in India that are variable interest entities. The carrying values and maximum exposures associated with these arrangements are immaterial.

The Company has not provided, and does not intend to provide, financial support to any of the above entities that it is not contractually required to provide. The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

CIGNA CORPORATION - 2017 Form 10-K 91

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 14 Accumulated Other Comprehensive Income (Loss) ("AOCI")

AOCI includes the Company's share from entities accounted for using the equity method. AOCI excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business. Changes in the components of accumulated other comprehensive income (loss) were as follows:

(in millions)	2017	2016	2015

Securities
Beginning balance	$362	$418	$620
Appreciation (depreciation) on securities	35	(48)	(389)
Tax (expense) benefit	(19)	6	157

Net appreciation (depreciation) on securities	16	(42)	(232)

Reclassification adjustment for (gains) losses included in shareholders' net income (net realized investment gains)	(77)	(22)	46
Tax benefit (expense)	27	8	(16)

Net (gains) losses reclassified from AOCI to net income	(50)	(14)	30

Other comprehensive (loss), net of tax	(34)	(56)	(202)

Ending balance	$328	$362	$418

Derivatives
Beginning balance	$3	$7	$(8)
(Depreciation) appreciation on derivatives	(1)	–	10
Tax (expense)	–	–	(3)

Net (depreciation) appreciation on derivatives	(1)	–	7

Reclassification adjustment for losses included in shareholders' net income (other operating expenses)	1	1	12
Reclassification adjustment for (gains) included in shareholders' net income (net realized investment gains)	(4)	(7)	–
Tax benefit (expense)	1	2	(4)

Net (gains) losses reclassified from AOCI to net income	(2)	(4)	8

Other comprehensive (loss) income , net of tax	(3)	(4)	15

Ending balance	$–	$3	$7

Translation of foreign currencies
Beginning balance	$(369)	$(274)	$(62)
Translation of foreign currencies	309	(95)	(224)
Tax (expense) benefit	(5)	–	12

Net translation of foreign currencies	304	(95)	(212)

Ending balance	$(65)	$(369)	$(274)

Postretirement benefits liability
Beginning balance	$(1,378)	$(1,401)	$(1,486)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	64	64	68
Reclassification adjustment for settlement (other operating expenses)	7	–	–
Tax (expense) benefit	(24)	(22)	(23)

Net adjustments reclassified from AOCI to net income	47	42	45

Valuation update	(22)	(29)	63
Tax benefit (expense)	8	10	(23)

Net change due to valuation update	(14)	(19)	40

Other comprehensive income (loss), net of tax	33	23	85

Ending balance	$(1,345)	$(1,378)	$(1,401)

NOTE 15 Pension and Other Postretirement Benefit Plans

A. About our Plans

Pension plans.   The Company's principal qualified defined benefit pension plans, the Cigna Pension Plan and the Cigna Pension Plan for Certain Former Employees, cover approximately 22,200 retirees, 14,500 vested former employees and 14,000 active employees. Current retirees, certain vested former employees and longer-service active employees are entitled to an annuity benefit based on pay and length of service. Most pension-eligible active employees and certain vested former employees are entitled to a cash balance defined benefit. The Cigna Supplemental Pension Plan, a non-qualified and unfunded plan, covers only certain employees. We froze future benefit accruals for all of these domestic pension plans in 2009. Additionally the Company has foreign pension and other postretirement benefit plans that are immaterial to our results of operations, liquidity and financial position.

As further discussed in Note 21, Cigna Corporation and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan's conversion of certain employees from an annuity to a cash balance benefit in 1997. When the required plan amendment related to this litigation is adopted, the pension benefit obligation will be updated to reflect benefits resulting from this litigation.

92 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Other postretirement benefit plans.   The Company's postretirement benefit medical plan covers approximately 18,400 retirees and 18,600 active employees. Post-1988 retirees contribute to the cost of this coverage, whereas pre-1989 retirees do not. For post-1988 retirees, the Company's cost is capped at 200% of the per capita cost in 2000. Pharmacy coverage for Medicare-eligible retirees is delivered using an Employer Group Waiver Plan. Under that plan, the Company receives subsidies from CMS. The postretirement medical plan is unfunded and future benefit accruals were frozen in 2013. The Company also offers certain postretirement life insurance benefits through various plans. Retirees do not contribute to the cost of life insurance benefits.

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

For balance sheet purposes, we measure plan assets at fair value. When the actual return differs from the expected return, those differences are reflected in the net unrealized actuarial gain (loss) discussed above. However, to measure pension benefit costs, we use a "market-related" asset valuation that differs from the actual fair value for domestic pension plan assets invested in non-fixed income investments. The "market-related" value recognizes the difference between actual and expected long-term returns in the portfolio over five years, a method that reduces the short-term impact of market fluctuations on pension costs. At December 31, 2017, the market-related asset value was approximately $4.1 billion compared with a fair value of approximately $4.3 billion.

B. Funded Status and Amounts Included in Accumulated Other Comprehensive Income

The following table summarizes the projected benefit obligations and assets related to our domestic and international pension and other postretirement benefit plans as of, and for the years ended, December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2017	2016	2017	2016

Change in benefit obligation
Benefit obligation, January 1	$4,888	$4,934	$277	$295
Service cost	3	2	–	–
Interest cost	186	199	9	11
Loss from past experience	181 (1)	57 (1)	1	2
Benefits paid from plan assets	(277)	(284)	(3)	(3)
Benefits paid – other	(12)	(20)	(26)	(28)

Benefit obligation, December 31	4,969	4,888	258	277

Change in plan assets
Fair value of plan assets, January 1	3,977	3,981	5	8
Actual return on plan assets	418	279	–	–
Benefits paid	(277)	(284)	(3)	(3)
Contributions	163	1	–	–

Fair value of plan assets, December 31	4,281	3,977	2	5

Funded status	$(688)	$(911)	$(256)	$(272)

(1)
Loss in each year reflects a decrease in the discount rate, partially offset by a favorable change in the mortality assumption.

We fund our qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006. For 2018, we do not expect to make any contributions to the qualified pension plans because none are required. Future years' contributions will ultimately be based on a wide range of factors including but not limited to asset returns, discount rates and funding targets. Non-qualified pension and other postretirement benefit plans are generally funded on a pay-as-you-go basis as there are no plan assets for these plans.

Benefit payments.   The following benefit payments are expected to be paid in:

(In millions)	Pension Benefits	Other Postretirement Benefits

2018	$340	$27
2019	$334	$26
2020	$325	$25
2021	$325	$23
2022	$324	$22
2023-2027	$1,573	$87

CIGNA CORPORATION - 2017 Form 10-K 93

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Amounts reflected in the pension and other postretirement benefit liabilities shown above that have not yet been reported in net income and therefore are included in accumulated other comprehensive loss consisted of the following as of December 31:

	Pension Benefits		Other Postretirement Benefits

(In millions)	2017	2016	2017	2016

Unrecognized net (losses)	$(2,113)	$(2,163)	$–	$–
Unrecognized prior service cost	(6)	(6)	46	49

Postretirement benefits liability adjustment	$(2,119)	$(2,169)	$46	$49

We expect to recognize pre-tax losses of $69 million in 2018 from amortization of the net actuarial loss in our pension plans and pre-tax gains of $3 million in 2018 from amortization of prior service cost in the other postretirement benefit plans. These estimates are based on a weighted average amortization period for the frozen and inactive plans that is based on the average expected remaining life of plan participants of approximately 26 years.

C. Cost of Our Plans

Components of net pension and other postretirement benefits cost for the years ended December 31 were as follows:

	Pension Benefits			Other Postretirement Benefits

(In millions)	2017	2016	2015	2017	2016	2015

Service cost	$3	$2	$2	$–	$–	$–
Interest cost	186	199	194	9	11	11
Expected long-term return on plan assets	(260)	(249)	(267)	–	–	–
Amortization of:
Net loss from past experience	66	65	70	1	1	–
Prior service cost	–	1	–	(3)	(3)	(3)
Settlement loss	7	–	–	–	–	–

Net plan cost	$2	$18	$(1)	$7	$9	$8

D. Assumptions Used for Pension and Other Postretirement Benefit Plans

Management determined the present value of the projected benefit obligation and the accumulated other postretirement benefit obligation and related benefit costs based on the following weighted average assumptions as of and for the years ended December 31:

	2017	2016

Discount rate:
Pension benefit obligation	3.51%	3.95%
Other postretirement benefit obligation	3.37%	3.70%
Pension benefit cost	3.95%	4.17%
Other postretirement benefit cost	3.70%	3.89%
Expected long-term return on plan assets:
Pension benefit cost	7.25%	7.25%
Other postretirement benefit cost	5.00%	5.00%
Mortality table for pension and postretirement benefit obligations	RP 2014 with MP 2017 projection scale	RP 2014 with MP 2016 projection scale

The Company used the Society of Actuaries mortality table RP2014 and the updated improvement scales published in 2016 and 2017 to value its benefit obligations because the Company's mortality experience closely matched these tables based on internal studies. The updated improvement scales published in 2016 and 2017 both indicated that mortality improvement is expected to be lower than was originally projected when the study was first published in 2014, resulting in decreases to the benefit obligations in both years.

The Company sets discount rates by applying actual annualized yields for high quality bonds at various durations to the expected cash flows of the pension and other postretirement benefits liabilities. A discount rate curve is constructed using an array of bonds in various industries throughout the domestic market, but only selects those for the curve that have an above average return at each duration. Management believes that this curve is representative of the yields that the Company is able to achieve through its plan asset investment strategy.

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

The estimated rate of future increases in the per capita cost of postretirement health care benefits is 6.50% in 2018, decreasing by 0.25% per year to 4.75% in 2024 and beyond. The impact of a 1% increase or decrease in the estimated rate would be immaterial to postretirement cost and benefit obligation.

94 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

E. Pension Plan Assets

As of December 31, 2017, pension assets included $3.9 billion invested in the separate accounts of Connecticut General Life Insurance Company and Life Insurance Company of North America, subsidiaries of the Company, as well as an additional $342 million invested directly in funds offered by the buyer of the retirement benefits business.

The fair values of pension assets by category are as follows as of December 31, 2017 and 2016.

(In millions)	2017	2016

Fixed maturities:
Federal government and agency	$1	$1
Corporate	1,124	1,125
Asset-backed	22	22
Fund investments	884	630

Total fixed maturities	2,031	1,778

Equity securities:
Domestic	689	681
International, including funds and pooled separate accounts(1)	476	350

Total equity securities	1,165	1,031

Securities partnerships	457	424
Real estate funds, including pooled separate accounts(1)	300	289
Commercial mortgage loans	140	129
Hedge funds	73	196
Guaranteed deposit account contract	63	67
Cash equivalents and other current assets, net	52	63

Total pension assets at fair value	$4,281	$3,977

(1)
A pooled separate account has several participating benefit plans and each owns a share of the total pool of investments.

The Company's current target investment allocation percentages (50% fixed income, 30% public equity securities and 20% in other investments, including private equity (securities partnerships), real estate and hedge funds) are developed by management as guidelines, although the fair values of each asset category are expected to vary as a result of changes in market conditions. The Company would expect to further reduce the allocation to equity securities and other investments and increase the allocation to fixed income investments as funding levels improve.

See Note 10 for further details regarding how fair value is determined, including the level within the fair value hierarchy and the procedures we use to validate fair value measurements. Within pension plan assets, the Company classifies substantially all fixed maturities in Level 2. These assets are valued using recent trades of similar securities or are fund investments priced using their daily net asset value that is the exit price. Within pension assets, a substantial portion of domestic equity securities are classified as Level 1, while international equity funds are predominantly classified in Level 2 using daily net asset value.

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

The Company may elect to increase its matching contributions if the Company's annual performance meets certain targets. The Company's annual expense for these plans was as follows:

(In millions)	2017	2016	2015

Expense	$122	$113	$106

NOTE 16 Employee Incentive Plans

A.   About Our Plans

The People Resources Committee ("the Committee") of the Board of Directors awards stock options, restricted stock, deferred stock and strategic performance shares ("SPS") to certain employees. The Committee has issued common stock instead of cash compensation. The Company issues shares from Treasury stock for these awards.

The Company records compensation expense for stock and option awards over their vesting periods primarily based on the estimated fair value at the grant date. Fair value is determined differently for each type of award as discussed below.

Shares of common stock available for award at December 31 were as follows:

(In millions)	2017	2016	2015

Common shares available for award	14.0	6.8	8.6

CIGNA CORPORATION - 2017 Form 10-K 95

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Stock Options

Accounting policy.   The Company awards options to purchase Cigna common stock at the market price of the stock on the grant date. Options vest over periods ranging from one to three years and expire no later than 10 years from grant date. Fair value is estimated using the Black-Scholes option-pricing model by applying the assumptions presented below. That fair value is reduced by options expected to be forfeited during the vesting period. The Company estimates forfeitures at the grant date based on our experience and adjusts the expense to reflect actual forfeitures over the vesting period. The fair value of options, net of forfeitures, is recognized in operating expenses on a straight line basis over the vesting period.

Compensation cost for stock options recorded in operating expenses was as follows for the years ended December 31:

(In millions)	2017	2016	2015

Stock options compensation cost	$52	$53	$42

Black-Scholes option-pricing model assumptions and the resulting fair value of options are presented in the following table.

	2017	2016	2015

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	35.0%	35.0%	35.0%
Risk-free interest rate	1.8%	1.2%	1.3%
Expected option life	4.3 years	4.3 years	4.3 years
Weighted average fair value of options	$46.38	$42.01	$36.40

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

The following table shows the status of, and changes in, common stock options during the last three years.

	2017		2016		2015

(Options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding – January 1	7,097	$82.01	6,433	$68.86	7,331	$51.84
Granted	1,230	$149.17	1,336	$139.20	1,410	$120.94
Exercised	(2,072)	$63.41	(577)	$62.09	(2,146)	$43.63
Expired or canceled	(99)	$138.41	(95)	$117.18	(162)	$86.04

Outstanding – December 31	6,156	$100.79	7,097	$82.01	6,433	$68.86

Options exercisable at year-end	3,894	$77.36	4,409	$58.36	3,414	$46.55

Compensation expense of $39 million related to unvested stock options at December 31, 2017 will be recognized over the next two years (weighted average period).

The table below summarizes information for stock options exercised during the last three years:

(In millions)	2017	2016	2015

Intrinsic value of options exercised	$218	$41	$179
Cash received for options exercised	$131	$36	$94
Tax benefit from options exercised	$41	$11	$42

The following table summarizes information for outstanding common stock options at December 31, 2017:

	Options Outstanding	Options Exercisable

Number (in thousands)	6,156	3,894
Total intrinsic value (in millions)	$630	$490
Weighted average exercise price	$100.79	$77.36
Weighted average remaining contractual life	6.6	5.5

C. Restricted Stock

The Company awards restricted stock to the Company's employees with vesting periods ranging from three to five years. Recipients of restricted stock awards accumulate dividends during the vesting period, but forfeit their awards and accumulated dividends if their employment terminates before the vesting date.

Accounting policy.   Fair value of restricted stock awards is equal to the market price of Cigna's common stock on the date of grant. This fair value is reduced by awards that are expected to forfeit. At the grant date, the Company estimates forfeitures based on experience and adjusts

96 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

the expense to reflect actual forfeitures over the vesting period. This fair value, net of forfeitures, is recognized in other operating expenses over the vesting period on a straight line basis.

Compensation cost for restricted stock awards was as follows for the years ended December 31:

(In millions)	2017	2016	2015

Restricted stock compensation cost	$53	$40	$33

The following table shows the status of, and changes in, restricted stock awards during the last three years.

	2017		2016		2015

(Awards in thousands)	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date	Grants/Units	Weighted Average Fair Value at Award Date

Outstanding – January 1	1,309	$97.78	1,642	$72.58	2,121	$53.59
Awarded	451	$155.21	315	$138.61	352	$121.93
Vested	(409)	$67.09	(591)	$50.01	(736)	$41.99
Forfeited	(56)	$121.74	(57)	$92.51	(95)	$68.31

Outstanding – December 31	1,295	$126.44	1,309	$97.78	1,642	$72.58

The fair value of vested restricted stock at the vesting date for the years ended December 31 was as follows:

(In millions)	2017	2016	2015

Fair value of vested restricted stock	$62	$82	$92

At the end of 2017, approximately 4,800 employees held 1.3 million restricted stock awards with $68 million of related compensation expense to be recognized over the next two years (weighted average period).

D. Strategic Performance Shares ("SPS")

The Company awards SPSs to executives and certain other key employees generally with a performance period of three years. Half of these shares are subject to a market condition (total shareholder return relative to industry peer companies) and half are subject to a performance condition (cumulative adjusted net income). These targets are set by the Committee. At the end of the performance period, holders of SPSs are awarded shares of Cigna common stock ranging anywhere from 0 to 200% of the original grant of SPSs.

Accounting policy.   Compensation expense for SPSs is recorded over the performance period. For "market condition" SPSs, fair value is determined at the grant date using a Monte Carlo simulation model and not subsequently adjusted regardless of the final outcome. For "performance condition" SPSs, expense is initially accrued based on the most likely outcome, but evaluated for adjustment each period for updates in the expected outcome. At the end of the performance period, expense is adjusted to the actual outcome (number of shares awarded times the share price at the grant date). At the grant date, the Company estimates forfeitures based on experience and adjusts the expense to reflect actual forfeitures over the vesting period.

Compensation expense for SPSs was as follows for the years ended December 31:

(In millions)	2017	2016	2015

Strategic performance shares compensation cost	$40	$35	$36

The following table shows the status of, and changes in, SPSs during the last three years:

	2017		2016		2015

(Awards in thousands)	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date	Shares	Weighted Average Fair Value at Award Date

Outstanding – January 1	942	$109.14	1,188	$81.68	1,547	$59.20
Awarded	275	$150.06	286	$139.05	311	$121.78
Vested	(386)	$78.91	(494)	$60.15	(608)	$45.51
Forfeited	(53)	$138.19	(38)	$112.70	(62)	$76.33

Outstanding – December 31	778	$136.57	942	$109.14	1,188	$81.68

The fair value of vested SPSs at the vesting date for the years ended December 31 was as follows:

	2017		2016		2015

(Shares in thousands; $ in millions)	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Shares of Cigna common stock distributed upon SPS vesting	476	$70	768	$109	972	$119

CIGNA CORPORATION - 2017 Form 10-K 97

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

At the end of 2017, approximately 1,500 employees held 778,000 SPSs and $38 million of related compensation expense is expected to be recognized over the next two years. For "performance condition" SPSs, the amount of expense may vary based on actual performance in 2018 and 2019.

E. One-Time Employee Stock Award

In 2017, the Company granted most employees a one-time stock award of five shares that immediately vested. In connection with this program, approximately 205,000 shares were issued at a price of $162.96, resulting in a pre-tax cost of $33 million.

F. Compensation Cost and Tax Effects of Share-based Compensation

During the vesting period, the Company records tax benefits in shareholders' net income based on the amount of expense being recognized. When stock options are exercised, or when restricted stock and SPSs vest, the difference between tax benefits based on the expense and the actual tax benefit realized are also recorded in net income beginning in 2016 in accordance with ASU 2016-09. Prior to 2016, such excess tax benefits were recorded as an adjustment to additional paid-in capital. The table below provides information about the cost and tax benefits related to all of our share-based compensation arrangements discussed above.

(In millions)	2017	2016	2015

Total compensation cost for shared-based awards	$178	$128	$111
Tax benefits recognized	$79	$57	$24

NOTE 17 Goodwill, Other Intangibles and Property and Equipment

A. Goodwill

Accounting policy.   Goodwill represents the excess of the cost of businesses acquired over the fair value of their net assets. The resulting goodwill is assigned to those reporting units expected to realize cash flows from the acquisition, allocated to reporting units based on relative fair values, primarily reported in the Global Health Care segment ($5.9 billion) and, to a lesser extent, the Global Supplemental Benefits segment ($0.3 billion).

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

Goodwill activity.   Goodwill activity during 2017 and 2016 was as follows:

(In millions)	2017	2016

Balance at January 1,	$5,980	$6,019
Goodwill acquired, net	154	1
Impact of foreign currency translation	30	(40)

Balance at December 31,	$6,164	$5,980

B. Other Intangibles

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

98 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Components of other assets, including other intangibles.   Other intangible assets were comprised of the following at December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2017
Customer relationships	$1,280	$1,056	$224
Other	291	170	121

Total reported in other assets, including other intangibles	1,571	1,226	345
Value of business acquired (reported in deferred policy acquisition costs)	232	86	146

Total other intangible assets	$1,803	$1,312	$491

2016
Customer relationships	$1,256	$965	$291
Other	284	151	133

Total reported in other assets, including other intangibles	1,540	1,116	424
Value of business acquired (reported in deferred policy acquisition costs)	232	68	164

Total other intangible assets	$1,772	$1,184	$588

C. Property and Equipment

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

The Company calculates depreciation and amortization principally using the straight-line method generally based on the estimated useful life of each asset as follows: buildings and improvements, 10 to 40 years; purchased software, three to five years; internally developed software, three to seven years; and furniture and equipment (including computer equipment), three to 10 years. Improvements to leased facilities are depreciated over the lesser of the remaining lease term or the estimated life of the improvement. The Company considers events and circumstances that would indicate the carrying value of property, equipment or capitalized software might not be recoverable. If the Company determines the carrying value of any of these assets is not recoverable, an impairment charge is recorded.

Components of property and equipment.   Property and equipment was comprised of the following as of December 31:

(In millions)	Cost	Accumulated Amortization	Net Carrying Value

2017
Internal-use software	$2,991	$2,184	$807
Other property and equipment
Assets recorded under capital leases(1)	49	31	18
Other property and equipment not recorded under capital leases	1,573	835	738

Total other property and equipment	1,622	866	756

Total property and equipment	$4,613	$3,050	$1,563

2016
Internal-use software	$2,766	$1,997	$769
Other property and equipment
Assets recorded under capital leases(1)	87	49	38
Other property and equipment not recorded under capital leases	1,511	782	729

Total other property and equipment	1,598	831	767

Total property and equipment	$4,364	$2,828	$1,536

(1)
Current capital lease agreements are for equipment and generally have a term of 48 months with the equipment expected to be returned to the lessor at termination.

Components of depreciation and amortization.   Depreciation and amortization was comprised of the following for the years ended December 31:

(In millions)	2017	2016	2015

Internal-use software	$298	$303	$288
Other property and equipment(1)	153	158	160
Value of business acquired (reported in deferred policy acquisition costs)	18	20	18
Other intangibles(2)	97	129	119

Total depreciation and amortization	$566	$610	$585

(1)
Other property and equipment includes amortization on assets recorded under capital leases of $14 million in 2017, $20 million in 2016 and $22 million in 2015.

(2)
Includes the one-time $23 million bargain purchase gain on an acquisition in 2015.

The Company estimates annual pre-tax amortization for intangible assets, including internal-use software, over the next five calendar years to be as follows:

(In millions)	Pre-tax Amortization

2018	$387
2019	$299
2020	$177
2021	$114
2022	$88

CIGNA CORPORATION - 2017 Form 10-K 99

PART II
ITEM 8. Financial Statements and Supplementary Data

NOTE 18 Leases and Rentals

Description of operating leases.   The Company's operating leases are primarily for office space and certain computer and other equipment. Some of these leases include renewal options and other incentives that are amortized over the life of the lease. Leases active in 2017 had terms ranging from one month to 18 years.

Rental expense and payments.   For the years ended December 31, net rental expenses for operating leases were approximately:

(In millions)	2017	2016	2015

Net rental expense for operating leases	$162	$151	$165

As of December 31, 2017, future net minimum rental payments under non-cancelable operating leases were approximately $580 million, payable as follows:

(In millions)	Operating Lease Payments

2018	$130
2019	$113
2020	$94
2021	$73
2022	$58
2023 and thereafter	$114

The Company also has capital lease arrangements. See Note 17 and Note 5 for further information on assets recorded under capital leases and the related obligations.

NOTE 19 Shareholders' Equity and Dividend Restrictions

State insurance departments and foreign jurisdictions that regulate certain of the Company's subsidiaries prescribe accounting practices (differing in some respects from GAAP) to determine statutory net income and surplus. The Company's life, accident and health insurance and Health Maintenance Organization ("HMO") subsidiaries are regulated by such statutory requirements. Due to regulatory changes in the jurisdiction of one of our foreign insurance affiliates, surplus increased significantly in 2017, primarily due to including deferred policy acquisition costs as an admitted asset. The statutory net income of the Company's life, accident and health insurance and HMO subsidiaries for the years ended, and their statutory surplus as of December 31, were as follows:

(In billions)	2017	2016	2015

Net income	$2.5	$2.0	$2.1
Surplus	$10.4	$8.5	$8.0

The Company's HMO and life, accident and health insurance subsidiaries are also subject to minimum statutory surplus requirements and may be required to maintain investments on deposit with state departments of insurance or other regulatory bodies. Additionally, these subsidiaries may be subject to regulatory restrictions on the amount of annual dividends or other distributions (such as loans or cash advances) that insurance companies may extend to the parent company without prior approval. As of December 31, 2017, these amounts, including restricted GAAP net assets of the Company's subsidiaries, were as follows:

(In billions)	2017

Minimum statutory surplus required by regulators	$3.2
Investments on deposit with regulatory bodies	$0.6
Maximum dividend distributions permitted in 2018 without regulatory approval	$1.6
Maximum loans to the parent company permitted without regulatory approval	$1.3
Restricted GAAP net assets of Cigna Corporation's subsidiaries	$12.0

There were no permitted practices for the Company's insurance subsidiaries that significantly differed from prescribed regulatory accounting practices.

NOTE 20 Income Taxes

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was signed into law on December 22, 2017. The legislation is highlighted by a reduction in the corporate income tax rate from the current 35% to 21% effective January 1, 2018. The Company expects a significant decline in its effective tax rate beginning in 2018 as a result of the rate reduction. The remaining provisions of the law, most of which take effect on January 1, 2018, are not expected to have a material impact on the Company's results of operations beginning in 2018.

The Company recorded additional tax expense of $232 million in 2017 resulting from this legislation, comprised of $144 million due to the revaluation of net deferred tax assets to reflect the reduction in the corporate tax rate and $88 million due to the assessment of U.S. taxes related to the Company's accumulated unremitted foreign earnings. The legislation provides an election to pay these taxes over eight years, and we expect to adopt this election. Both the revaluation of deferred tax assets and liabilities and the taxes on accumulated unremitted

100 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

foreign earnings are considered provisional as permitted under SAB 118 (see Note 2) because certain adjustments used to calculate the taxes at year-end were based on estimates.

Also as a result of tax reform, the Company recorded a reduction in operating expenses of $56 million ($36 million after-tax) reflecting a decrease in a liability to reimburse a reinsurer for taxes related to a block of business sold through reinsurance. An offsetting tax effect is included in the $144 million charge discussed above, resulting in no after-tax effect for this item.

Accounting policy.   Deferred income tax assets and liabilities are recognized for differences between the financial and income tax reporting bases of the underlying assets and liabilities and established based upon enacted tax rates and laws, including the U.S. tax reform legislation enacted in December 2017. Deferred income tax assets are recognized when available evidence indicates that realization is more likely than not. The deferred income tax provision generally represents the net change in deferred income tax assets and liabilities during the year, excluding amounts reported as adjustments to accumulated other comprehensive income or amounts initially recorded due to business combinations. The current income tax provision generally represents estimated amounts due on various income tax returns for the year reported plus the effect of any uncertain tax positions. Uncertain tax positions are evaluated in accordance with GAAP.

Income taxes for the Company's foreign operations are provided using the respective foreign jurisdictions' tax rate.

The Company's foreign operations continue to retain a significant portion of their earnings overseas. These undistributed earnings are deployed outside of the United States in support of the liquidity and capital needs of our foreign operations as well as to support growth initiatives overseas. The Company does not intend to repatriate these earnings.

A. Income Tax Expense

The components of income taxes for the years ended December 31 were as follows:

(In millions)	2017	2016	2015

Current taxes
U.S. income taxes	$974	$935	$1,076
Foreign income taxes	122	95	93
State income taxes	36	32	60

Total current taxes	1,132	1,062	1,229

Deferred taxes (benefits)
U.S. income taxes	204	69	22
Foreign income taxes (benefits)	39	9	(6)
State income taxes (benefits)	(1)	(4)	5

Total deferred taxes	242	74	21

Total income taxes	$1,374	$1,136	$1,250

Total income taxes for the years ended December 31 were different from the amount computed using the nominal federal income tax rate of 35% for the following reasons:

(In millions)	2017	2016	2015

Tax expense at nominal rate	$1,262	$1,043	$1,164
Effect of U.S. tax reform legislation	232	–	–
Effect of undistributed foreign earnings	(70)	(57)	(67)
Health insurance industry tax	–	108	109
State income tax (net of federal income tax benefit)	23	18	42
Other	(73)	24	2

Total income taxes	$1,374	$1,136	$1,250

Consolidated pre-tax income from the Company's foreign operations was approximately 14% of the Company's pre-tax income in 2017. The comparable amount in prior years was 11% in 2016 and 2015. South Korean operations produced approximately 13% of the Company's pre-tax income in 2017, 11% in 2016 and 8% in 2015.

The consolidated effective tax rate was 38.1% in both 2017 and 2016. The additional tax expense associated with the recently enacted U.S. tax reform legislation was offset by the favorable effects of the one-year moratorium on the non-deductible health insurance industry tax and recognizing an incremental tax benefit associated with transaction-related costs that is included in "Other" in the above table.

The Company retains a significant portion of its foreign earnings overseas. If the Company intended to remit these earnings it would have recorded additional deferred tax liabilities of approximately $120 million for foreign withholding taxes. A portion of these taxes may be eligible for credit against the Company's U.S. tax liability.

CIGNA CORPORATION - 2017 Form 10-K 101

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

B. Deferred Income Taxes

Deferred income tax assets and liabilities as of December 31 were as follows:

(In millions)	2017	2016

Deferred tax assets
Employee and retiree benefit plans	$279	$481
Other insurance and contractholder liabilities	352	460
Net operating losses	105	128
Other accrued liabilities	101	166
Other	91	140

Deferred tax assets before valuation allowance	928	1,375
Valuation allowance for deferred tax assets	(72)	(87)

Deferred tax assets, net of valuation allowance	856	1,288

Deferred tax liabilities
Depreciation and amortization	496	781
Unrealized appreciation on investments and foreign currency translation	102	149
Other	225	54

Total deferred tax liabilities	823	984

Net deferred income tax assets	$33	$304

Deferred income tax balances as of December 31, 2017 have been adjusted to reflect the reduced statutory tax rate that took effect as of January 1, 2018 pursuant to the recently enacted U.S. tax reform legislation. The Company has recorded incremental tax expense of $144 million including the adjustment of deferred tax balances related to items reported in accumulated other comprehensive income.

Included in the consolidated net deferred tax asset of $33 million is approximately $175 million of deferred tax liabilities attributable to foreign jurisdictions, most notably South Korea and Taiwan.

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

C. Uncertain Tax Positions

A reconciliation of unrecognized tax benefits for the years ended December 31 was as follows:

(In millions)	2017	2016	2015

Balance at January 1,	$31	$31	$26
Increase due to current year positions	7	10	7
Reduction related to settlements with taxing authorities	(1)	(2)	–
Reduction related to lapse of applicable statute of limitations	(2)	(8)	(2)

Balance at December 31,	$35	$31	$31

D. Other Tax Matters

The Internal Revenue Service has completed review of the Company's consolidated income tax returns through 2012. The statute of limitations for 2013 has expired, but the Company has filed an amended return for which the pending refund is subject to review. The Company conducts business in a number of state and foreign jurisdictions, and may be engaged in multiple audit proceedings at any given time. Generally, no further state or foreign audit activity is expected for tax years prior to 2011.

NOTE 21 Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A. Financial Guarantees: Retiree and Life Insurance Benefits

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits. The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations. If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or "Prudential") has the right to redirect the management of the related assets to provide for benefit payments. As of December 31, 2017, employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $470 million. Approximately 12% of these are reinsured by Prudential. The remaining guarantees are provided by the Company with minimal reinsurance from third parties. The Company establishes an additional liability if management believes

102 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

that the Company will be required to make payment under the guarantees; there were no additional liabilities required for these guarantees as of December 31, 2017. Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 10).

The Company does not expect that these financial guarantees will have a material effect on the Company's consolidated results of operations, liquidity or financial condition.

B. Guaranteed Minimum Income Benefit Contracts

See Note 9 for discussion.

C. Certain Other Guarantees

The Company had indemnification obligations to a lender of approximately $90 million as of December 31, 2017, related to a borrowing by a certain real estate joint venture that the Company records as an investment. This borrowing (a nonrecourse obligation of the Company) is secured by the joint venture's real estate property with a fair value in excess of the loan amount and matures in 2021. The Company's indemnification obligation would require payment to the lender for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages. Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under this indemnification obligation. Any payment that might be required could be recovered through a refinancing or sale of the assets. The Company also has recourse to the partner for their proportionate share of amounts paid. There were no liabilities required for this indemnification obligation as of December 31, 2017.

The Company had indemnification obligations as of December 31, 2017 in connection with acquisition and disposition transactions. These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation. These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation. In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable. The Company does not believe that it is possible to determine the maximum potential amount due under these obligations because not all amounts due under these indemnification obligations are subject to limitation. There were no liabilities for these indemnification obligations as of December 31, 2017.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws. The Company's exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

On March 1, 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively "Penn Treaty", a long-term care insurance carrier), triggering guaranty fund coverage and accrual of a liability. For the year ended December 31, 2017, the Company recorded in operating expenses approximately $130 million pre-tax (approximately $85 million after-tax), representing its estimate of the total assessments, net of premium tax offsets for insurance contracts currently written. Some of the assessments were recorded on a discounted basis, using a weighted average discount rate of 3.5%. As of December 31, 2017, the recorded liability was approximately $55 million and total future cash outflows as of December 31, 2017 are expected to approximate $65 million. This assessment is expected to be updated in future periods for changes in the estimate of the insolvency. In addition, a portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a global health services business. Except for the specific matters noted below, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company's results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals. Disputed tax matters arising from audits by the Internal Revenue Service ("IRS") or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions. Further information on income tax matters can be found in Note 20.

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below. When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders' net income. The estimated loss is the Company's best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range.) The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated. Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time. In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company. An adverse outcome in one or more of these matters could be material to the Company's results of operations, financial

CIGNA CORPORATION - 2017 Form 10-K 103

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

condition or liquidity for any particular period. The Company had pre-tax reserves as of December 31, 2017 of $195 million ($155 million after-tax) for the matters discussed below under "Litigation Matters." Litigation related to the Company's claim processing practices for a commercial client, for which the Company held a reserve of $40 million pre-tax ($25 million after-tax) at September 30, 2016, was settled for that amount during the fourth quarter of 2016.

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

In 2008, the District Court (1) affirmed the Company's right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula. From 2008 through 2015, this case has undergone a series of court proceedings that resulted in the original District Court order being largely upheld. In 2015, the Company submitted to the District Court its proposed method for calculating the additional pension benefits due to class members and plaintiffs responded in August 2015.

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members. The court order left several aspects of the calculation of additional plan benefits open to interpretation. From that time through the present, both parties have disputed various aspects of the Court's interpretation and the Court has attempted to clarify. On July 14, 2017, the Court issued a ruling clarifying certain aspects of the January 2016 order. The Plaintiffs filed a motion for reconsideration of the July 14, 2017 ruling that was denied by the Court on November 7, 2017. The Company's reserve for this litigation is adequate at December 31, 2017, based on calculations consistent with the Company's interpretation of the latest guidance from the Court. Due to the continuing inability of the parties to agree on the details of calculating the pension benefits, the final timing of the resolution of this matter remains uncertain. Once these issues are resolved, the Plan will be amended to comply with the District Court's orders and the benefits will begin to be paid.

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

Regulatory Matters

Civil Investigative Demand.   The U.S. Department of Justice ("DOJ") is currently conducting an industry review of the risk adjustment data submission practices and business processes, including review of medical charts, of Medicare Advantage organizations under Medicare Parts C and D. In connection with this industry review, in December 2016, the Company received a Civil Investigative Demand from the Civil Division of the DOJ. We are in the process of voluntarily cooperating with the DOJ's request and responding to the information request.

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

Other Legal Matters

Litigation with Anthem.   In February 2017, the Company delivered a notice to Anthem terminating the merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement. Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the "Chancery Court") seeking declaratory judgments that the Company's termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date. The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company's shareholders caused by Anthem's willful breaches of the merger agreement.

104 CIGNA CORPORATION - 2017 Form 10-K

PART II
ITEM 8. Financial Statements and Supplementary Data

Also in February 2017, Anthem filed a lawsuit in the Chancery Court against the Company seeking (i) a temporary restraining order to enjoin Cigna from terminating and taking any action contrary to the terms of the merger agreement, (ii) specific performance compelling Cigna to comply with the merger agreement and (iii) damages.

On February 15, 2017, the Chancery Court granted Anthem's motion for a temporary restraining order and temporarily enjoined the Company from terminating the merger agreement. In May 2017, the Chancery Court denied Anthem's motion for a preliminary injunction to enjoin Cigna from terminating the merger agreement but stayed its ruling pending Anthem's determination as to whether to seek an appeal. Anthem subsequently notified Cigna and the Chancery Court that it did not intend to appeal the Chancery Court's decision. As a result, the merger agreement was terminated.

The litigation between the parties remains pending. Trial is scheduled for 2019. We believe in the merits of our claims and dispute Anthem's claims, and we intend to vigorously defend ourselves and pursue our claims. The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

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

The Company uses "adjusted income from operations" as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability. Adjusted income from operations is defined as shareholders' net income excluding after-tax realized investment gains and losses, net amortization of other acquired intangible assets and special items. Income or expense amounts are excluded from adjusted income from operations for the following reasons:

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

The following table presents the special items recorded by the Company for the years ended December 31, 2017, 2016 and 2015.

Description of Special Item and Financial Statement Line Item(s)	After-tax	Before-tax
(In millions)

Year ended December 31, 2017
Charges associated with U.S. tax reform
– Other operating expenses (see Note 20 for details)	$(36)	$(56)
– Tax expense (see Note 20 for details)	232	–

Total charges associated with U.S. tax reform	$196	$(56)
Debt extinguishment costs (Other operating expenses, see Note 5 for details)	$209	$321
Long-term care guaranty fund assessment (Other operating expenses, see Note 21(D) for details)	$83	$129
Transaction-related costs (Other operating expenses, see Note 3 for details)	$33	$126
Year ended December 31, 2016
Transaction-related costs (Other operating expenses, see Note 3 for details)	$147	$166
Risk corridor allowance (Other operating expenses, see page 107 in this Note for details)	$80	$124
Charges associated with litigation matters (Other operating expenses, see Note 21(E) for a discussion of litigation charges)	$25	$40
Year ended December 31, 2015
Debt extinguishment costs (Other operating expenses, see Note 5 for details)	$65	$100
Transaction-related costs (Other operating expenses, see Note 3 for details)	$57	$66

CIGNA CORPORATION - 2017 Form 10-K 105

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Summarized segment financial information for the years ended December 31, was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2017
Premiums	$24,538	$3,684	$3,985	$112	$(12)	$32,307
Fees and other revenues(1)	4,722	66	106	10	(37)	4,867
Net investment income	378	122	350	346	30	1,226
Mail order pharmacy revenues	2,979	–	–	–	–	2,979

Total operating revenues	32,617	3,872	4,441	468	(19)	41,379
Net realized investment gains (losses)	136	32	74	(5)	–	237

Total revenues	32,753	3,904	4,515	463	(19)	41,616

Depreciation and amortization	477	54	30	1	4	566

Total benefits and expenses	29,440	3,407	4,044	316	803	38,010

Income (loss) before income taxes	3,313	497	471	147	(822)	3,606
Income taxes (benefits) and net loss attributable to noncontrolling interests	1,031	195	113	222	(192)	1,369

Shareholders' net income (loss) by segment	2,282	302	358	(75)	(630)	2,237

After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses	(88)	(24)	(49)	4	1	(156)
Amortization of other acquired intangible assets, net	48	18	–	–	–	66
Special items
U.S. tax reform	(137)	73	(39)	138	161	196
Debt extinguishment costs	–	–	–	–	209	209
Long-term care guaranty fund assessment	68	–	15	–	–	83
Transaction-related costs	–	–	–	–	33	33

Adjusted income (loss) from operations	$2,173	$369	$285	$67	$(226)	$2,668

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2016
Premiums	$23,295	$3,226	$4,002	$103	$–	$30,626
Fees and other revenues(1)	4,623	49	98	11	(21)	4,760
Net investment income	315	110	343	358	21	1,147
Mail order pharmacy revenues	2,966	–	–	–	–	2,966

Total operating revenues	31,199	3,385	4,443	472	–	39,499
Net realized investment gains	119	(5)	59	(5)	1	169

Total revenues	31,318	3,380	4,502	467	1	39,668

Depreciation and amortization	526	54	28	1	1	610

Total benefits and expenses	28,467	3,052	4,273	369	528	36,689

Income (loss) before taxes	2,851	328	229	98	(527)	2,979
Income taxes (benefits) and net loss attributable to noncontrolling interests	1,100	60	65	30	(143)	1,112

Shareholders' net income (loss) by segment	1,751	268	164	68	(384)	1,867

After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains)	(78)	6	(39)	2	–	(109)
Amortization of other acquired intangible assets, net	74	20	–	–	–	94
Special items
Transaction-related costs	–	–	–	–	147	147
Risk corridor allowance	80	–	–	–	–	80
Charges associated with litigation matters	25	–	–	–	–	25

Adjusted income (loss) from operations	$1,852	$294	$125	$70	$(237)	$2,104

(1)
Includes the Company's share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.
106 CIGNA CORPORATION - 2017 Form 10-K

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total

2015
Premiums	$22,696	$3,000	$3,843	$103	$–	$29,642
Fees and other revenues(1)	4,357	46	91	13	(19)	4,488
Net investment income	340	103	337	369	4	1,153
Mail order pharmacy revenues	2,536	–	–	–	–	2,536

Total operating revenues	29,929	3,149	4,271	485	(15)	37,819
Net realized investment gains	43	–	5	9	–	57

Total revenues	29,972	3,149	4,276	494	(15)	37,876

Depreciation and amortization	526	31	26	1	1	585

Total benefits and expenses	27,028	2,849	3,796	374	502	34,549

Income (loss) before taxes	2,944	300	480	120	(517)	3,327
Income taxes (benefits) and net income attributable to noncontrolling interests	1,150	33	152	40	(142)	1,233

Shareholders' net income (loss) by segment	1,794	267	328	80	(375)	2,094

After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains)	(30)	(1)	(4)	(5)	–	(40)
Amortization of other acquired intangible assets, net(2)	84	(4)	–	–	–	80
Special items
Debt extinguishment costs	–	–	–	–	65	65
Transaction-related costs	–	–	–	–	57	57

Adjusted income (loss) from operations	$1,848	$262	$324	$75	$(253)	$2,256

(1)
Includes the Company's share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2)
Includes a $23 million bargain purchase gain for a 2015 acquisition.

Revenue from external customers includes premiums, fees and other revenues and mail order pharmacy revenues. The following table presents these revenues by product type for the years ended December 31:

(In millions)	2017	2016	2015

Global Health Care premiums by product:
Guaranteed cost	$6,245	$4,610	$4,761
Experience-rated	2,741	2,383	2,329
Stop loss	3,483	3,082	2,701
International health care	1,934	1,859	1,834
Dental	1,791	1,586	1,392
Medicare	5,534	6,621	6,142
Medicaid	1,061	1,146	1,102
Medicare Part D	764	1,122	1,589
Other	985	886	846

Total premiums	24,538	23,295	22,696
Fees	4,503	4,368	4,107

Total Global Health Care premiums and fees	29,041	27,663	26,803
Disability	2,091	2,045	1,899
Life, Accident and Supplemental Health	5,704	5,300	5,054
Mail order pharmacy	2,979	2,966	2,536
Other	338	378	374

Total	$40,153	$38,352	$36,666

Foreign and U.S. revenues from external customers for the three years ended December 31 are shown below. The Company's foreign revenues are generated by its foreign operating entities. In the periods shown, no foreign country contributed more than 5% of consolidated revenues from external customers.

(In millions)	2017	2016	2015

United States	$36,128	$34,672	$33,185
South Korea	1,892	1,666	1,521
All other foreign countries	2,133	2,014	1,960

Total	$40,153	$38,352	$36,666

The Company had net receivables from CMS of $0.5 billion as of December 31, 2017 and $0.6 billion as of December 31, 2016. These amounts were included in premiums, accounts and notes receivable and reinsurance recoverables. As a percentage of consolidated revenues, premiums and fees from CMS were 17% in 2017, 20% in 2016 and 21% in 2015. These amounts were reported in the Global Health Care segment.

In 2016, the Company recorded an allowance for the balance of its risk corridor receivable from CMS of $124 million based on court decisions and the large risk corridor program deficit. As of December 31, 2017, the Company continues to hold an allowance for the balance of its risk corridor receivable of $109 million based on the current status of court decisions. However, the Company continues to believe that the government has a binding obligation to satisfy the risk corridor receivable.

CIGNA CORPORATION - 2017 Form 10-K 107

Back to Contents

PART II
ITEM 8. Financial Statements and Supplementary Data

Quarterly Financial Data (unaudited)

The following unaudited quarterly financial data is presented on a consolidated basis for each of the years ended December 31, 2017 and December 31, 2016. Quarterly financial results necessarily rely heavily on estimates. This and certain other factors, such as the seasonal nature of portions of the insurance business, suggest the need to exercise caution in drawing specific conclusions from quarterly consolidated results.

	Three Months Ended

(In millions, except per share amounts)	March 31,		June 30,		September 30,		December 31,

Consolidated Results
2017
Total revenues	$10,385		$10,318		$10,382		$10,531
Income before income taxes	890		1,134		824		758
Shareholders' net income	598	(1)	813	(1)	560	(1)	266	(1)
Shareholders' net income per share
Basic	2.34		3.20		2.25		1.09
Diluted	2.30		3.15		2.21		1.07
2016
Total revenues	$9,884		$9,960		$9,880		$9,944
Income before income taxes	819		813		742		605
Shareholders' net income	519	(1)	510	(1)	456	(1)	382	(1)
Shareholders' net income per share
Basic	2.04		2.00		1.79		1.49
Diluted	2.00		1.97		1.76		1.47
Stock and dividend data
2017
Price range of common stock – high	$154.83		$173.21		$188.36		$212.46
– low	$133.52		$146.70		$166.81		$183.08
Dividends declared per common share	$0.04		$–		$–		$–
2016
Price range of common stock – high	$147.93		$142.91		$148.99		$142.00
– low	$123.54		$121.87		$123.53		$115.03
Dividends declared per common share	$0.04		$–		$–		$–

(1)
Shareholders' net income includes the following after-tax charges (benefits), described in Note 22 to the Consolidated Financial Statements:

	March 31,	June 30,	September 30,	December 31,

2017 U.S. tax reform	$–	$–	$–	$196
2017 Debt extinguishment costs	–	–	209	–
2017 Long-term care guaranty fund assessment	83	–	–	–
2017 Transaction-related costs	49	(47)	6	25

Total 2017 charges (benefits)	$132	$(47)	$215	$221

2016 Risk corridor allowance	$–	$–	$–	$80
2016 Transaction-related costs	36	26	46	39
2016 Charges associated with litigation matters	–	–	25	–

Total 2016 charges	$36	$26	$71	$119

108 CIGNA CORPORATION - 2017 Form 10-K

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

Management assessed the effectiveness of the Company's internal controls over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013). Based on management's assessment and the criteria set forth by COSO, it was determined that the Company's internal controls over financial reporting are effective as of December 31, 2017.

The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting, as stated in their report located on page 57 in this Form 10-K.

ITEM 9B. Other Information

None.

CIGNA CORPORATION - 2017 Form 10-K 109

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

A. Directors of the Registrant

The information under the captions "Corporate Governance Matters – Process for Director Elections," " – Board of Directors' Nominees" and " – Board Meetings and Committees" (as it relates to Audit Committee disclosure) in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

B. Executive Officers of the Registrant

See PART I – "Executive Officers of the Registrant" on page 31 in this Form 10-K.

C. Code of Ethics and Other Corporate Governance Disclosures

The information under the caption "Corporate Governance Matters – Codes of Ethics" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

D. Section 16(a) Beneficial Ownership Reporting Compliance

The information under the caption "Ownership of Cigna Common Stock – Section 16(a) Beneficial Ownership Reporting Compliance" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

ITEM 11. Executive Compensation

The information under the captions "Corporate Governance Matters – Non-Employee Director Compensation," "Compensation Matters – Compensation Discussion and Analysis," " – Report of the People Resources Committee" and " – Executive Compensation Tables" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

110 CIGNA CORPORATION - 2017 Form 10-K

PART III
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding Cigna's equity compensation plans as of December 31, 2017:

Plan Category	(a) (1) Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights	(b) (2) Weighted Average Exercise Price Per Share Of Outstanding Options, Warrants And Rights	(c) (3) Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity Compensation Plans Approved by Security Holders	7,959,003	$100.79	14,262,573
Equity Compensation Plans Not Approved by Security Holders	–	–	–

Total	7,959,003	$100.79	14,262,573

(1)
Includes, in addition to outstanding stock options, 139,124 restricted stock units, 108,113 deferred shares and 1,555,460 strategic performance shares that are reported at the maximum 200% payout rate. Also includes 140,744 shares of common stock underlying stock option awards granted under the HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan which was approved by HealthSpring, Inc.'s shareholders before Cigna's acquisition of HealthSpring, Inc. in January 2012.

(2)
The weighted-average exercise price is based only on outstanding stock options. The outstanding stock options assumed due to Cigna's acquisition of HealthSpring, Inc. have a weighted-average exercise price of $22.45. Excluding these assumed options results in a weighted-average exercise price of $102.62.

(3)
Includes 248,185 shares of common stock available as of the close of business December 31, 2017 for future issuance under the Cigna Directors Equity Plan and 14,014,388 shares of common stock available as of the close of business on December 31, 2017 for future issuance under the Cigna Long-Term Incentive Plan.

The information under the captions "Ownership of Cigna Common Stock — Stock Held by Directors, Nominees and Executive Officers" and "Ownership of Cigna Common Stock – Stock Held by Certain Beneficial Owners" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information under the captions "Corporate Governance Matters – Director Independence" and " – Certain Transactions" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

ITEM 14. Principal Accountant Fees and Services

The information under the captions "Audit Matters – Policy for the Pre-Approval of Audit and Non-Audit Services" and " – Fees to Independent Registered Public Accounting Firm" in Cigna's definitive proxy statement related to the 2018 annual meeting of shareholders is incorporated by reference.

CIGNA CORPORATION - 2017 Form 10-K 111

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)
(1)  The following Financial Statements appear on pages 57 through 107:

    Report of Independent Registered Public Accounting Firm.

    Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015.

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

    Consolidated Balance Sheets as of December 31, 2017 and 2016.

    Consolidated Statements of Changes in Total Equity for the years ended December 31, 2017, 2016 and 2015.

    Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

    Notes to the Consolidated Financial Statements.

  (2)  The financial statement schedules are listed in the Index to Financial Statement Schedules on page FS-1.

(b)
The exhibits listed in the accompanying "Index to Exhibits" in this Item 15 are filed or incorporated by reference as part of this Annual Report on Form 10-K.
112 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Index to Exhibits

Number		Description	Method of Filing

3.1		Restated Certificate of Incorporation of the registrant as last amended October 28, 2011	Filed as Exhibit 3.1 to the registrant's Form 10-Q for the quarterly period ended September 30, 2011 and incorporated herein by reference.
3.2		By-Laws of the registrant as last amended and restated December 7, 2017	Filed as Exhibit 3.1 to the registrant's Form 8-K filed on December 13, 2017 and incorporated herein by reference.
4.1	(a)	Indenture dated August 16, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(a) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(b)	Supplemental Indenture No. 1 dated November 10, 2006 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(b) to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
	(c)	Supplemental Indenture No. 2 dated March 15, 2007 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1(c) to the registrant's Form 10-Q for the quarterly period ended March 31, 2011 and incorporated herein by reference.
	(d)	Supplemental Indenture No. 3 dated March 7, 2008 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 10, 2008 and incorporated herein by reference.
	(f)	Supplemental Indenture No. 5 dated May 17, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on May 28, 2010 and incorporated herein by reference.
	(g)	Supplemental Indenture No. 6 dated December 8, 2010 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on December 9, 2010 and incorporated herein by reference.
	(h)	Supplemental Indenture No. 7 dated March 7, 2011 between Cigna Corporation and U.S. Bank National Association	Filed as Exhibit 99.2 to the registrant's Form 8-K on March 8, 2011 and incorporated herein by reference.
	(i)	Supplemental Indenture No. 8 dated November 10, 2011 between Cigna Corporation and U.S. Bank National Associated	Filed as Exhibit 4.1 to the registrant's Form 8-K on November 14, 2011 and incorporated herein by reference.
	(j)	Supplemental Indenture No. 9 dated as of March 20, 2015, between Cigna Corporation and U.S. Bank National Association, as trustee.	Filed as Exhibit 4.1 to the registrant's Form 8-K on March 26, 2015 and incorporated herein by reference.
	(k)	Supplemental Indenture No. 10 dated as of September 14, 2017 between Cigna Corporation and U.S. Bank National Association, as trustee	Filed as Exhibit 4.1 to the registrant's Form 8-K filed September 14, 2017 and incorporated herein by reference.
4.2		Indenture dated January 1, 1994 between Cigna Corporation and Marine Midland Bank	Filed as Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
4.3		Indenture dated June 30, 1988 between Cigna Corporation and Bankers Trust	Filed as Exhibit 4.3 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
Exhibits 10.1 through 10.36 are identified as compensatory plans, management contracts or arrangements pursuant to Item 15 of Form 10-K.
10.1		Deferred Compensation Plan for Directors of Cigna Corporation, as amended and restated January 1, 1997	Filed as Exhibit 10.1 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.2		Deferred Compensation Plan of 2005 for Directors of Cigna Corporation, Amended and Restated effective April 28, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-K for the year ended December 31, 2010 and incorporated herein by reference.
10.3		Cigna Corporation Non-Employee Director Compensation Program amended and restated effective February 26, 2014	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2014 and incorporated herein by reference.
10.4		Cigna Restricted Share Equivalent Plan for Non-Employee Directors as amended and restated effective January 1, 2008	Filed as Exhibit 10.4 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.5		Cigna Corporation Director Equity Plan	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the quarterly period ended March 31, 2010 and incorporated herein by reference.
10.6		Cigna Corporation Stock Plan, as amended and restated through July 2000	Filed as Exhibit 10.7 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.7		Cigna Stock Unit Plan, as amended and restated effective February 22, 2017	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the quarterly period ended March 31, 2017 and incorporated herein by reference.
10.8		Cigna Executive Severance Benefits Plan as amended and restated effective April 27, 2010	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the quarterly period ended June 30, 2010 and incorporated herein by reference.
10.9		Description of Severance Benefits for Executives in Non-Change of Control Circumstances	Filed as Exhibit 10.10 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.

CIGNA CORPORATION - 2017 Form 10-K 113

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number		Description	Method of Filing

10.10		Cigna Executive Incentive Plan amended and restated as of January 1, 2012	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended March 31, 2012 and incorporated herein by reference.
10.11		Cigna Long-Term Incentive Plan as amended and restated effective as of April 26, 2017	Filed as Exhibit 10.1 to the registrant's Form 8-K filed May 1, 2017 and incorporated herein by reference.
10.12		Cigna Deferred Compensation Plan, as amended and restated October 24, 2001	Filed as Exhibit 10.14 to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.13		Cigna Deferred Compensation Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
10.14	(a)	Cigna Supplemental Pension Plan as amended and restated effective August 1, 1998	Filed as Exhibit 10.15(a) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan, amended and restated effective as of September 1, 1999	Filed as Exhibit 10.15(b) to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
	(c)	Amendment No. 2 dated December 6, 2000 to the Cigna Supplemental Pension	Filed as Exhibit 10.16(c) to the registrant's Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.
10.15	(a)	Cigna Supplemental Pension Plan of 2005 effective as of January 1, 2005	Filed as Exhibit 10.15 to the registrant's Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.
	(b)	Amendment No. 1 to the Cigna Supplemental Pension Plan of 2005	Filed as Exhibit 10.1 to the registrant's Form 10-Q for the quarterly period ended June 30, 2009 and incorporated herein by reference.
10.16		Cigna Supplemental 401(k) Plan effective January 1, 2010	Filed as Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.17		Description of Cigna Corporation Financial Services Program	Filed as Exhibit 10.18 to the registrant's Form 10-K for the year ended December 31, 2009 and incorporated herein by reference.
10.18		Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.19		Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.20		Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.21		Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed as Exhibit 10.6 to the registrant's Form 10-Q for the period ended March 31, 2017 and incorporated herein by reference.
10.22		Offer Letter for Eric P. Palmer dated June 16, 2017	Filed as Exhibit 10.1 to the registrant's Form 8-K filed June 19, 2017 and incorporated herein by reference.
10.23		Schedule regarding Amended Deferred Stock Unit Agreements effective December 31, 2008 with John M. Murabito and Form of Amended Deferred Stock Unit Agreement	Filed as Exhibit 10.20 to the registrant's Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.
10.24		Nicole Jones' Offer of Employment dated April 27, 2011	Filed as Exhibit 10.2 to the registrant's Form 10-Q for the period ended March 31, 2012 and incorporated herein by reference.
10.25		Matthew Manders' Promotion Letter dated June 2, 2014	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on June 4, 2014 and incorporated herein by reference.
10.26		Agreement and Release between the Company and Matthew G. Manders dated October 16, 2017	Filed as Exhibit 10.1 to the registrant's Form 8-K filed October 18, 2017 and incorporated herein by reference.
10.27		Thomas A. McCarthy's Offer Letter dated May 9, 2013	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on May 13, 2013 and incorporated herein by reference.
10.28		Agreement and Release between the Company and Thomas A. McCarthy dated June 16, 2017	Filed as Exhibit 10.2 to the registrant's Form 8-K filed June 19, 2017 and incorporated herein by reference.
10.29		Advisory Services Agreement between the Company and Thomas A. McCarthy dated June 16, 2017	Filed as Exhibit 10.3 to the registrant's Form 8-K filed June 19, 2017 and incorporated herein by reference.
10.30		Employment Agreement for Jason D. Sadler dated May 7, 2010	Filed as Exhibit 10.1(a) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.

114 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Number	Description	Method of Filing

10.31	Promotion letter for Jason Sadler dated June 2, 2014	Filed as Exhibit 10.1(b) to the registrant's Form 10-Q for the period ended March 31, 2015 and incorporated herein by reference.
10.32	Agreement and Release between Cigna Corporation and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.1 to the registrant's Form 8-K filed on October 21, 2016 and incorporated herein by reference
10.33	Advisory Services Agreement between Cigna Corporation and Herbert A. Fritch dated October 20, 2016	Filed as Exhibit 10.2 to the registrant's Form 8-K filed on October 21, 2016 and incorporated herein by reference
10.34	HealthSpring, Inc. Amended and Restated 2006 Equity Incentive Plan (the "HealthSpring Equity Incentive Plan")	Filed as Exhibit 10.3 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.35	HealthSpring Equity Incentive Plan: Form of Restricted Share Award	Filed as Exhibit 10.4 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.36	HealthSpring Equity Incentive Plan: Form of Non-Qualified Stock Option Agreement	Filed as Exhibit 10.5 to the registrant's Form 10-Q for the period ended March 31, 2013 and incorporated herein by reference.
10.37	Master Transaction Agreement, dated February 4, 2013 among Connecticut General Life Insurance Company, Berkshire Hathaway Life Insurance Company of Nebraska and, solely for purposes of Sections 3.10, 6.1, 6.3, 6.4, 6.6, 6.9 and Articles II, V, VII, and VIII, thereof, National Indemnity Company (including the Forms of Retrocession Agreement, the Collateral Trust Agreement, the Security and Control Agreement, the Surety Policy and the ALC Model Purchase Option Agreement as exhibits)	Filed as Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
21	Subsidiaries of the Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101	The following materials from Cigna Corporation's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; (v) the Consolidated Statements of Changes in Total Equity; (vi) the Notes to Consolidated Financial Statements and (vii) Financial Statement Schedules I, II, III, IV and V.	Filed herewith.

The registrant will furnish to the Commission upon request of any other instruments defining the rights of holders of long-term debt.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

ITEM 16. 10-K Summary

None.

CIGNA CORPORATION - 2017 Form 10-K 115

PART IV
ITEM 15. Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIGNA CORPORATION

Date:	February 28, 2018
By:	/s/ ERIC P. PALMER

Eric P. Palmer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 28, 2018.

Signature	Title

/s/ DAVID M. CORDANI	Chief Executive Officer and Director (Principal Executive Officer)

David M. Cordani
/s/ ERIC P. PALMER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Eric P. Palmer
/s/ MARY T. AGOGLIA HOELTZEL	Vice President and Chief Accounting Officer (Principal Accounting Officer)

Mary T. Agoglia Hoeltzel
/s/ ERIC J. FOSS	Director

Eric J. Foss
/s/ ISAIAH HARRIS, JR.	Chairman of the Board

Isaiah Harris, Jr.
/s/ JANE E. HENNEY, M.D.	Director

Jane E. Henney, M.D.
/s/ ROMAN MARTINEZ IV	Director

Roman Martinez IV
/s/ JOHN M. PARTRIDGE	Director

John M. Partridge
/s/ JAMES E. ROGERS	Director

James E. Rogers
/s/ ERIC C. WISEMAN	Director

Eric C. Wiseman
/s/ DONNA F. ZARCONE	Director

Donna F. Zarcone
/s/ WILLIAM D. ZOLLARS	Director

William D. Zollars

116 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries

Schedules other than those listed above are omitted because they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

CIGNA CORPORATION - 2017 Form 10-K FS-1

PART IV
ITEM 15. Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

To the Board of Directors and Shareholders of Cigna Corporation

Our audits of the consolidated financial statements referred to in our report dated February 28, 2018 (which report and consolidated financial statements are included under Item 8 in this Annual Report on Form 10-K) also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
February 28, 2018

FS-2 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule I – Summary of Investments – Other Than Investments in Related Parties December 31, 2017

(in millions) Type of Investment	Cost	Fair Value	Amount at which shown in the Consolidated Balance Sheet

Fixed maturities
Bonds
United States government and government agencies and authorities	$541	$779	$ 779
States, municipalities and political subdivisions	1,196	1,287	1,287
Foreign governments	2,360	2,487	2,487
Public utilities	2,187	2,342	2,342
All other corporate bonds	15,107	15,739	15,739
Mortgage and other asset-backed	469	497	497
Redeemable preferred stocks	7	7	7

TOTAL FIXED MATURITIES	21,867	23,138	23,138

Equity securities
Common stocks
Industrial, miscellaneous and all other	485	496	496
Non-redeemable preferred stocks	104	92	92

TOTAL EQUITY SECURITIES	589	588	588

Commercial mortgage loans on real estate	1,761		1,761
Policy loans	1,415		1,415
Other long-term investments	1,518		1,518
Short-term investments	199		199

TOTAL INVESTMENTS	$27,349		$ 28,619

CIGNA CORPORATION - 2017 Form 10-K FS-3

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Income

	For the years ended December 31,

(in millions)	2017	2016	2015

Operating expenses
Interest	$237	$244	$246
Intercompany interest	18	3	2
Debt extinguishment costs	321	—	100
Other	204	281	147

TOTAL OPERATING EXPENSES	780	528	495

Loss before income taxes	(780)	(528)	(495)
Income tax benefit	(194)	(146)	(135)

Loss of parent company	(586)	(382)	(360)
Equity in income of subsidiaries	2,823	2,249	2,454

SHAREHOLDERS' NET INCOME	2,237	1,867	2,094

Shareholders' other comprehensive income (loss)
Net unrealized (depreciation) on securities	(34)	(56)	(202)
Net unrealized (depreciation) appreciation on derivatives	(3)	(4)	15
Net translation of foreign currencies	304	(95)	(212)
Postretirement benefits liability adjustment	33	23	85

Shareholders' other comprehensive income (loss):	300	(132)	(314)

SHAREHOLDERS' COMPREHENSIVE INCOME	$2,537	$1,735	$1,780

See Notes to Financial Statements on the following pages.

FS-4 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Balance Sheets

	As of December 31,

(in millions)	2017	2016

Assets
Cash and cash equivalents	$9	$18
Short-term investments	63	57
Investments in subsidiaries	22,655	20,315
Intercompany receivable	200	173
Other assets	252	415

TOTAL ASSETS	$23,179	$20,978

Liabilities
Intercompany payable	$2,980	$998
Short-term debt	231	257
Long-term debt	5,112	4,658
Other liabilities	1,121	1,342

TOTAL LIABILITIES	9,444	7,255

Shareholders' Equity
Common stock (shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,940	2,892
Accumulated other comprehensive loss	(1,082)	(1,382)
Retained earnings	15,824	13,855
Less treasury stock, at cost	(4,021)	(1,716)

TOTAL SHAREHOLDERS' EQUITY	13,735	13,723

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,179	$20,978

See Notes to Financial Statements on the following pages.

CIGNA CORPORATION - 2017 Form 10-K FS-5

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule II – Condensed Financial Information of Cigna Corporation (Registrant)

Statements of Cash Flows

	For the years ended December 31,

(in millions)	2017	2016	2015

Cash Flows from Operating Activities
Shareholders' net income	$2,237	$1,867	$2,094
Adjustments to reconcile shareholders' net income to net cash provided by operating activities
Equity in income of subsidiaries	(2,823)	(2,249)	(2,454)
Dividends received from subsidiaries	758	580	880
Other liabilities	(224)	(9)	112
Debt extinguishment costs	321	–	100
Other, net (1)	333	187	112

NET CASH PROVIDED BY OPERATING ACTIVITIES (1)	602	376	844

Cash Flows from Investing Activities
Short-term investment purchased, net	(6)	(3)	(54)
Other, net	(11)	(8)	(14)

NET CASH (USED IN) INVESTING ACTIVITIES	(17)	(11)	(68)
Cash Flows from Financing Activities
Net change in amounts due to (from) affiliates	1,955	(78)	(161)
Net change in short-term debt	100	(100)	–
Payments for debt extinguishment	(313)	–	(87)
Repayment of long-term debt	(1,250)	–	(851)
Net proceeds on issuance of long-term debt	1,581	–	894
Issuance of common stock	131	36	154
Common dividends paid	(10)	(10)	(10)
Repurchase of common stock	(2,725)	(139)	(671)
Tax withholding on stock compensation (1)	(61)	(72)	(79)
Other	(2)	–	–

NET CASH (USED IN) FINANCING ACTIVITIES (1)	(594)	(363)	(811)
Net (decrease) increase in cash and cash equivalents	(9)	2	(35)
Cash and cash equivalents, beginning of year	18	16	51

Cash and cash equivalents, end of year	$9	$18	$16

(1)
As required in adopting Accounting Standard Update ("ASU") 2016-09, the Company retrospectively reclassified $79 million cash payments from operating to financing activities in 2015. These payments were related to employee tax obligations associated with stock compensation. The comparable amounts reported in financing activities were $61 million in 2017 and $72 million in 2016.

See Notes to Financial Statements on the following pages.

FS-6 CIGNA CORPORATION - 2017 Form 10-K

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

Note 2 – See Note 5 – Debt included in Part II, Item 8 of this Form 10-K for a description of the short-term and long-term debt obligations of Cigna Corporation and its subsidiaries. All debt is a direct obligation of Cigna Corporation, except for $78 million of 6.37% Notes due 2021 and $18 million of capital leases.

Note 3 – Intercompany liabilities consist primarily of payables to Cigna Holdings, Inc. of $2.8 billion as of December 31, 2017 and $0.7 billion as of December 31, 2016. Interest was accrued at an average monthly rate of 1.47% for 2017 and 0.93% for 2016.

Note 4 – The Company had guarantees of approximately $235 million as of December 31, 2017. These guarantees are primarily to secure payment obligations or solvency requirements of certain wholly-owned subsidiaries. In 2017, no payments have been made on these guarantees.

CIGNA CORPORATION - 2017 Form 10-K FS-7

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule III – Supplementary Insurance Information

(in millions) Segment	Deferred policy acquisition costs	Future policy benefits and contractholder deposit funds	Medical costs payable and unpaid claims(1)	Unearned premiums

Year Ended December 31, 2017
Global Health Care	$15	$157	$2,719	$213
Global Supplemental Benefits	2,176	3,746	484	490
Group Disability and Life	1	1,686	4,491	7
Other Operations	45	12,647	193	14
Corporate	–	–	–	–

Total	$2,237	$18,236	$7,887	$724

Year Ended December 31, 2016
Global Health Care	$16	$161	$2,532	$170
Global Supplemental Benefits	1,752	3,225	384	435
Group Disability and Life	1	1,786	4,342	13
Other Operations	49	12,934	191	16
Corporate	–	–	–	–

Total	$1,818	$18,106	$7,449	$634

Year Ended December 31, 2015
Global Health Care	$11	$169	$2,355	$145
Global Supplemental Benefits	1,593	3,006	353	453
Group Disability and Life	1	1,714	4,006	13
Other Operations	54	13,033	215	18
Corporate	–	–	–	–

Total	$1,659	$17,922	$6,929	$629

(1)
Unpaid claims balances reported in Corporate in 2015 have been retrospectively reclassified to the Group Disability and Life segment to conform to the presentation of unpaid claim balances in Note 8 to the Consolidated Financial Statements. These amounts represent elimination entries.
FS-8 CIGNA CORPORATION - 2017 Form 10-K

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Segment	Premiums(2)	Net investment income(3)	Benefit expenses(2)(4)	Amortization of deferred policy acquisition expenses	Other operating expenses(5)

Year Ended December 31, 2017
Global Health Care	$24,538	$378	$19,967	$56	$9,417
Global Supplemental Benefits	3,684	122	2,033	259	1,115
Group Disability and Life	3,985	350	3,076	1	967
Other Operations	112	346	342	6	(32)
Corporate	(12)	30	(12)	–	815

Total	$32,307	$1,226	$25,406	$322	$12,282

Year Ended December 31, 2016
Global Health Care	$23,295	$315	$19,009	$47	$9,411
Global Supplemental Benefits	3,226	110	1,784	238	1,030
Group Disability and Life	4,002	343	3,354	1	918
Other Operations	103	358	339	6	24
Corporate	–	21	–	–	528

Total	$30,626	$1,147	$24,486	$292	$11,911

Year Ended December 31, 2015
Global Health Care	$22,696	$340	$18,354	$53	$8,621
Global Supplemental Benefits	3,000	103	1,659	227	963
Group Disability and Life	3,843	337	2,934	1	861
Other Operations	103	369	343	5	26
Corporate	–	4	–	–	502

Total	$29,642	$1,153	$23,290	$286	$10,973

(2)
Amounts presented are shown net of the effects of reinsurance. See Note 9 to the Consolidated Financial Statements included in this Form 10-K. Premiums in the Corporate segment represent the elimination of intercompany transactions.

(3)
The allocation of net investment income is based upon the identification of certain portfolios with specific segments, the mean reserve method, or a combination of both.

(4)
Benefit expenses include Global Health Care medical costs and other benefit expenses.

(5)
Other operating expenses includes mail order pharmacy costs, other operating expenses, and net amortization of other intangible assets. It excludes amortization of deferred policy acquisition expenses. In 2017, other operating expenses in the Other Operations segment includes a reduction of $56 million related to U.S. tax reform. See Note 20 to the Consolidated Financial Statements included in this Form 10-K.
CIGNA CORPORATION - 2017 Form 10-K FS-9

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule IV – Reinsurance

(in millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net

Year Ended December 31, 2017
Life insurance in force	$1,105,323	$49,172	$2,478	$1,058,629	0.2%

Premiums
Life insurance and annuities	$2,307	$233	$22	$2,096	1.0%
Accident and health insurance	30,095	191	307	30,211	1.0%

Total	$32,402	$424	$329	$32,307	1.0%

Year Ended December 31, 2016
Life insurance in force	$1,047,002	$55,399	$2,827	$994,430	0.3%

Premiums
Life insurance and annuities	$2,881	$310	$22	$2,593	0.8%
Accident and health insurance	27,874	203	362	28,033	1.3%

Total	$30,755	$513	$384	$30,626	1.3%

Year Ended December 31, 2015
Life insurance in force	$1,047,982	$72,208	$3,273	$979,047	0.3%

Premiums
Life insurance and annuities	$2,886	$335	$106	$2,657	4.0%
Accident and health insurance	26,926	235	294	26,985	1.1%

Total	$29,812	$570	$400	$29,642	1.3%

FS-10 CIGNA CORPORATION - 2017 Form 10-K

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

Cigna Corporation and Subsidiaries Schedule V – Valuation and Qualifying Accounts and Reserves

(in millions) Description	Balance at beginning of year	Charged (Credited) to costs and expenses (1)	Charged (Credited) to other accounts	Other deductions (2)	Balance at end of year

2017
Investment asset valuation reserves
Commercial mortgage loans	$5	$1	$–	$(6)	$–
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$200	$19	$(11)	$(1)	$207
Deferred tax asset valuation allowance	$87	$11	$(26)	$–	$72
Reinsurance recoverables	$3	$–	$–	$–	$3
2016
Investment asset valuation reserves
Commercial mortgage loans	$15	$–	$–	$(10)	$5
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$75	$134	$(8)	$(1)	$200
Deferred tax asset valuation allowance	$71	$21	$(5)	$–	$87
Reinsurance recoverables	$3	$–	$–	$–	$3
2015
Investment asset valuation reserves
Commercial mortgage loans	$12	$7	$–	$(4)	$15
Allowance for doubtful accounts
Premiums, accounts and notes receivable	$101	$(10)	$(15)	$(1)	$75
Deferred tax asset valuation allowance	$49	$8	$14	$–	$71
Reinsurance recoverables	$4	$–	$(1)	$–	$3

(1)
Amounts for 2017 and 2016 include risk corridor allowance. See Note 22 to the Consolidated Financial Statements for additional information.

(2)
Amounts for commercial mortgage loans primarily reflect charge-offs upon sales and repayments, as well as transfers to foreclosed real estate.
CIGNA CORPORATION - 2017 Form 10-K FS-11