Form 10-Q
period 2018-03-31
CIGNA CORP
filed 2018-05-03
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
(860) 226-6000
Registrant’s telephone number, including area code
(860) 226-6741 or (215) 761-5511
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

As of April 20, 2018, 243,268,191 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited Three Months Ended March 31,
(In millions, except per share amounts)	2018	2017
Revenues
Premiums	$8,999	$8,151
Fees and other revenues	1,368	1,264
Net investment income	329	303
Mail order pharmacy revenues	717	710
Realized investment gains (losses)
Other-than-temporary impairments on fixed maturities	(13)	(7)
Other realized investment (losses) gains, net	(20)	53
Net realized investment (losses) gains	(33)	46
TOTAL REVENUES	11,380	10,474
Benefits and expenses
Global Health Care medical costs	5,317	4,949
Other benefit expenses	1,455	1,367
Mail order pharmacy costs	561	581
Other operating expenses	2,802	2,655
Amortization of other acquired intangible assets	27	32
TOTAL BENEFITS AND EXPENSES	10,162	9,584
Income before income taxes	1,218	890
Income taxes
Current	292	286
Deferred	9	11
TOTAL INCOME TAXES	301	297
Net income	917	593
Less: Net income (loss) attributable to noncontrolling interests	2	(5)
SHAREHOLDERS’ NET INCOME	$915	$598
Shareholders’ net income per share
Basic	$3.78	$2.34
Diluted	$3.72	$2.30
Dividends declared per share	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited Three Months Ended March 31,
(In millions)	2018	2017
Shareholders’ net income	$915	$598
Shareholders’ other comprehensive income, net of tax
Net unrealized (depreciation) appreciation, securities	(279)	7
Net unrealized (depreciation), derivatives	(5)	(3)
Net translation of foreign currencies	45	112
Postretirement benefits liability adjustment	13	14
Shareholders’ other comprehensive (loss) income, net of tax	(226)	130
Shareholders’ comprehensive income	689	728
Comprehensive income (loss) attributable to noncontrolling interests
Net income (loss) attributable to redeemable noncontrolling interests	2	(2)
Net (loss) attributable to other noncontrolling interests	-	(3)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(2)	(2)
Total comprehensive income (loss) attributable to noncontrolling interests	-	(7)
TOTAL COMPREHENSIVE INCOME	$689	$721

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	March 31,	December 31,
(In millions, except per share amounts)	2018	2017
Assets:
Investments:
Fixed maturities, at fair value (amortized cost, $23,416; $21,867)	$24,178	$23,138
Equity securities	567	588
Commercial mortgage loans	1,801	1,761
Policy loans	1,404	1,415
Other long-term investments	1,669	1,518
Short-term investments	245	199
Total investments	29,864	28,619
Cash and cash equivalents	2,771	2,972
Premiums, accounts and notes receivable, net	3,455	3,380
Reinsurance recoverables	5,945	6,046
Deferred policy acquisition costs	2,315	2,237
Property and equipment	1,552	1,563
Deferred tax assets, net	96	39
Goodwill	6,170	6,164
Other assets, including other intangibles	2,720	2,316
Separate account assets	8,253	8,423
TOTAL ASSETS	$63,141	$61,759
Liabilities:
Contractholder deposit funds	$8,153	$8,196
Future policy benefits	9,934	10,040
Unpaid claims and claim expenses	5,215	5,168
Global Health Care medical costs payable	2,925	2,719
Unearned premiums	1,291	724
Total insurance and contractholder liabilities	27,518	26,847
Accounts payable, accrued expenses and other liabilities	7,825	7,290
Short-term debt	110	240
Long-term debt	5,191	5,199
Separate account liabilities	8,253	8,423
TOTAL LIABILITIES	48,897	47,999
Contingencies — Note 16
Redeemable noncontrolling interests	49	49
Shareholders’ Equity:
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,963	2,940
Accumulated other comprehensive (loss)	(1,547)	(1,082)
Retained earnings	16,933	15,800
Less treasury stock, at cost	(4,228)	(4,021)
TOTAL SHAREHOLDERS’ EQUITY	14,195	13,711
Total liabilities and shareholders’ equity	$63,141	$61,759
SHAREHOLDERS’ EQUITY PER SHARE	$58.36	$56.20

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the three months ended March 31, 2018	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at December 31, 2017 as retrospectively adjusted	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging (1)			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation (1)			(229)	229		-		-
Effect of issuing stock for employee benefit plans		23		(69)	68	22		22
Other comprehensive (loss)			(226)			(226)		(226)	(2)
Net income				915		915		915	2
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-
BALANCE AT MARCH 31, 2018	$74	$2,963	$(1,547)	$16,933	$(4,228)	$14,195	$-	$14,195	$49

For the three months ended March 31, 2017
Balance at December 31, 2016 as reported	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Cumulative effect of accounting for revenue recognition (1)				(24)		(24)		(24)
Balance at December 31, 2016 as retrospectively adjusted	74	2,892	(1,382)	13,831	(1,716)	13,699	4	13,703	58
Effect of issuing stock for employee benefit plans		23		(87)	102	38		38
Other comprehensive income (loss)			130			130		130	(2)
Net income (loss)				598		598	(3)	595	(2)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(250)	(250)		(250)
Other transactions impacting noncontrolling interests		(3)				(3)	2	(1)	2
BALANCE AT MARCH 31, 2017	$74	$2,912	$(1,252)	$14,332	$(1,864)	$14,202	$3	$14,205	$56

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Three Months Ended March 31,
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$917	$593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	140	146
Realized investment losses (gains)	33	(46)
Deferred income taxes	9	11
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(53)	(55)
Reinsurance recoverables	31	41
Deferred policy acquisition costs	(76)	(76)
Other assets	114	(22)
Insurance liabilities	849	868
Accounts payable, accrued expenses and other liabilities	(191)	(186)
Current income taxes	260	291
Distributions from partnership investments	34	45
Other, net	(42)	(31)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,025	1,579
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	499	414
Investment maturities and repayments:
Fixed maturities and equity securities	297	475
Commercial mortgage loans	28	21
Other sales, maturities and repayments (primarily short-term and other long-term investments)	112	667
Investments purchased or originated:
Fixed maturities and equity securities	(2,259)	(1,240)
Commercial mortgage loans	(68)	(107)
Other (primarily short-term and other long-term investments)	(206)	(256)
Property and equipment purchases	(103)	(91)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,700)	(117)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	292	374
Withdrawals and benefit payments from contractholder deposit funds	(306)	(385)
Net change in short-term debt	(3)	(10)
Repayment of long-term debt	(131)	(250)
Repurchase of common stock	(310)	(239)
Issuance of common stock	20	38
Other, net	(92)	(43)
NET CASH (USED IN) FINANCING ACTIVITIES	(530)	(515)
Effect of foreign currency rate changes on cash and cash equivalents	4	23
Net (decrease) increase in cash and cash equivalents	(201)	970
Cash and cash equivalents, January 1,	2,972	3,185
Cash and cash equivalents, March 31,	$2,771	$4,155
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$31	$(8)
Interest paid	$46	$70

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Description of Business

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, Cigna’s evolved strategy is to “Go Deeper”, “Go Local” and “Go Beyond” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our insurance and other subsidiaries.  The majority of these products are offered through employers and other groups such as governmental and non-governmental organizations, unions and associations.  Cigna also offers commercial health and dental insurance, Medicare and Medicaid products and health, life and accident insurance coverages to individuals in the United States and selected international markets.  In addition to its ongoing operations described above, Cigna also has certain run-off operations.

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

Global Supplemental Benefits includes supplemental health, life and accident insurance products offered primarily in selected international markets and in the United States.

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

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, intersegment eliminations, compensation cost for stock options and related excess tax benefits, expense associated with frozen pension plans and certain litigation matters and costs for corporate projects, including overhead.

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

These interim Consolidated Financial Statements are unaudited but include all adjustments (including normal recurring adjustments) necessary, in the opinion of management, for a fair statement of financial position and results of operations for the periods reported.  The interim Consolidated Financial Statements and Notes should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company’s 2017 Annual Report on Form 10-K (“2017 Form 10-K”).  The preparation of interim Consolidated Financial Statements necessarily relies heavily on estimates.  This and certain other factors, including the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.

Recent Accounting Pronouncements

The Company’s 2017 Form 10-K includes discussion of significant recent accounting pronouncements that either have impacted or may impact our financial statements in the future.

The following tables provide information about recently adopted and recently issued or changed accounting guidance (applicable to Cigna) that have occurred since the Company filed its 2017 Form 10-K.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
Revenue from Contracts with Customers (Accounting Standards Update (“ASU”) 2014-09 and related amendments) Adopted as of January 1, 2018

Requires:

• Revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services

• Additional revenue-related disclosures

Effects of adoption:

• Applies only to the Company’s service and mail order pharmacy contracts with customers

• Adopted through full retrospective restatement

• Cumulative effect adjustment of $24 million after-tax was recorded, reducing the December 31, 2016 balance of retained earnings.  Adjustment established a contract liability for service fee revenue billed that must be deferred and allocated to services performed after a customer contract terminates.  Subsequent changes in the contract liability and the related impact to net income and per share amounts since adoption were immaterial.

• Immaterial reclassifications were made to prior periods in the Consolidated Statements of Income to conform to the current presentation.  The ASU and related interpretive guidance provide clarification on topics including whether all or a part of a contract is within its scope, and the definition of a customer.  Companies are required to identify and evaluate distinct performance obligations within their contracts.  These clarifications resulted in reclassifications within the Global Health Care Segment affecting premiums, fees and other revenues, Global Health Care medical costs, and other operating expenses and had no impact on recognition patterns or net income.

• Prior period balances in the Company’s footnote disclosures have been updated to reflect adjustments resulting from the adoption of this ASU.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01 and related amendments) Adopted as of January 1, 2018

Requires entities to measure equity investments at fair value in net income if they are neither consolidated nor accounted for under the equity method

Effects of adoption:

• Certain limited partnership interests previously carried at cost of approximately $200 million were increased to fair value of approximately $275 million on January 1, 2018.  Subsequent changes in fair value are reported in net investment income.

• Changes in fair value for equity securities that have a readily determinable fair value that were previously reported in accumulated other comprehensive income are now reported in net realized investment gains.

• Cumulative effect adjustment of $62 million after-tax was recorded, increasing the opening balance of retained earnings in 2018.

• See Notes 9 and 10 for updated disclosures about equity securities.

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12) Early adopted as of January 1, 2018

Guidance:

• Relaxes requirements for financial and nonfinancial hedging strategies to be eligible for hedge accounting and changes how companies assess effectiveness

• Amends presentation and disclosure requirements to improve transparency about the uses and results of hedging programs

Effects of adoption:

• An immaterial amount of retained earnings related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness for fair value hedges was reclassified to accumulated other comprehensive income, decreasing the opening balance in 2018.

• See Note 11 for the Company’s disclosures about derivatives.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) Early adopted as of January 1, 2018

Guidance:

• Allows companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (referred to throughout this Form 10-Q as “U.S. tax reform” or “U.S. tax reform legislation”)

• Requires additional disclosures of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income

• Allows companies to apply the guidance retrospectively or in the period of adoption

Effects of adoption:  Accumulated other comprehensive income of $229 million was reclassified to retained earnings, increasing the opening balance in 2018.  See Note 13 for additional information including accounting policy disclosures.

In addition to the standards listed above, the Company adopted the following guidance in first quarter 2018 with no material impact to our financial statements:  Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16), Clarifying the Definition of a Business (ASU 2017-01), Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), Statement of Cash Flows: Restricted Cash (ASU 2016-18), Gains and Losses from the Derecognition of Nonfinancial Assets (ASU 2017-05) and Stock Compensation Scope of Modification Accounting (ASU 2017-09).

Accounting Guidance Not Yet Adopted

Accounting Standard and Effective Date Applicable for Cigna	Requirements and Expected Effects of Guidance Not Yet Adopted
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

• While not yet quantified, the Company expects a material impact to its Consolidated Balance Sheets from recognizing additional assets and liabilities of operating leases upon adoption.  The actual increase in assets and liabilities will depend on the volume and terms of leases in place at the time of adoption.

• The Company plans to elect the optional practical expedient to retain the current classification of leases, and therefore, does not anticipate a material impact to the Consolidated Statements of Income or Cash Flows.

• The Company is implementing a new lease system and also expects that adoption of the new standard will require changes to internal controls over financial reporting.

Updates to Significant Accounting Policies

The Company’s 2017 Form 10-K includes discussion of significant accounting policies in Note 2 or the applicable Notes to the Consolidated Financial Statements.  Updates to these policies resulting from the adoption of new accounting guidance in 2018 are provided as follows:

•	ASU 2016-1 (Recognition and Measurement of Financial Assets and Liabilities): see Notes 9 and 10
•	ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities): see Note 11
•

ASU 2014-09 (Revenue from Contracts with Customers), also referred to as Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and related guidance (“ASC 606”):  see below.

The majority of the Company’s revenues are not subject to the guidance in ASC 606, including premiums from insurance contracts and fees for investment-related products accounted for under insurance guidance (ASC 944).  ASC 606 applies only to the Company’s service and mail order pharmacy contracts with clients.  See Note 17 for disaggregated revenue from external customers by segment and by major product or service identified with applicable accounting guidance (ASC 944 or ASC 606).

Accounting for Contracts with Customers – Service and Mail Order Pharmacy Arrangements

Service Fees and Expenses

The majority of the Company’s service fees are derived from administrative services only (“ASO”) arrangements that allow corporate clients to self-fund claims and assume the risk of medical or other benefit costs.  Most of the Company’s ASO arrangements are for Global Health Care medical and specialty services, including pharmacy benefits and, to a lesser extent, ASO services in its Group Disability and Life and Global Supplemental Benefits segments.  Generally, the Company’s ASO arrangements are short-term.  Contract modifications typically occur on renewal and are prospective in nature.

In return for fees from these clients, the Company provides or makes available various services supporting benefit management and claims administration.  In addition, Global Health Care’s services include access to the Company’s participating provider networks, disease management, utilization management, and cost containment services.

In general, the Company considers these services to be a combined performance obligation to provide cost effective administration of plan benefits over the contract period.  Fees are billed, due and recognized monthly at contracted rates based on current membership or utilization.  This recognition pattern aligns with the benefits from services provided to clients.  These revenues are reported in fees and other revenues in the Consolidated Statements of Income.

For most ASO arrangements, the Company is required to perform services for a limited period after a client cancels.  If these services will not be separately billed to the client as they are performed, the Company estimates and defers a portion of compensation attributable to this service obligation received in advance.  Deferred revenue is recorded as a contract liability in accounts payable, accrued expenses and other liabilities and recognized when the related services are performed.

The Company may also provide performance guarantees that provide potential refunds to clients if certain service standards, clinical outcomes or financial metrics are not met.  If these standards, outcomes and metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount.  The Company defers revenue and records a liability for estimated payouts associated with these guarantees within accounts payable, accrued expenses and other liabilities.  The amount of revenue deferred is estimated for each type of guarantee, using either a most likely amount or expected value method depending upon the nature of the guarantee and the information available to estimate refunds.  Estimates are refined each reporting period as additional information on the Company’s performance becomes available, and upon final reconciliation and settlement at the end of the guarantee period.  Amounts accrued and paid for performance guarantees during the reporting periods were not material.

Service fees are recognized net of estimated pharmaceutical manufacturer rebates payable to ASO clients using our network of retail pharmacies.  Net rebates retained by the Company from pharmaceutical manufacturers resulting from ASO client utilization at retail pharmacies represent compensation for pharmacy services and are reflected as fee revenue.  Rebates generally represent a per script amount from the manufacturer and are determined based on scripts filled during the reporting period.

Expenses associated with administrative programs and services are recognized in other operating expenses as incurred.

Mail Order Pharmacy Revenues and Costs

Mail order pharmacy revenues are due and recognized as each prescription is shipped.  Mail order pharmacy revenues are presented net of estimated pharmaceutical manufacturer rebates payable to ASO clients that use our mail order business.  Rebates are generally determined based on actual prescriptions filled during the reporting period.

Mail order pharmacy costs are recognized as each prescription is shipped and include the cost of prescriptions sold and other costs to operate this business (including supplies, shipping and handling), net of estimated pharmaceutical rebates from manufacturers for prescriptions filled through our mail order business.

Contract Balances

The following table provides information about receivables and contract liabilities from service and mail order pharmacy contracts with clients.  The allowance for doubtful accounts for receivables and the Company’s contract assets were not material as of the dates presented.

(In millions)	March 31, 2018	December 31, 2017
Receivables, net	$1,019	$885
Contract liabilities	$57	$54

Revenue recognized for the three months ended March 31, 2018 and March 31, 2017 that was included in the contract liability balance at the beginning of the reporting period was not material.

The amount of revenue recognized for the three months ended March 31, 2018 and March 31, 2017 from performance obligations satisfied in prior periods was not material.

The incremental costs of obtaining ASO and mail order pharmacy contracts (such as sales commissions) are expensed as incurred and the Company does not disclose information about remaining performance obligations for these contracts in accordance with elections made by the Company as they are generally short-term with original expected durations of one year or less.

Note 3 – Mergers and Acquisitions

Proposed Acquisition of Express Scripts

On March 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts Holding Company (“Express Scripts”), Halfmoon Parent, Inc., a direct wholly owned subsidiary of the Company (“New Cigna”), Halfmoon I, Inc., a direct wholly owned subsidiary of New Cigna (“Cigna Merger Sub”), and Halfmoon II, Inc., a direct wholly owned subsidiary of New Cigna (“Express Scripts Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, the Company will acquire Express Scripts in a cash and stock transaction through (1) the merger of Cigna Merger Sub with and into the Company, with the Company surviving as a direct wholly owned subsidiary of New Cigna and (2) the merger of Express Scripts Merger Sub with and into Express Scripts, with Express Scripts surviving as a direct wholly owned subsidiary of New Cigna (collectively, the “Merger”).  New Cigna will be renamed “Cigna Corporation” immediately after the Merger.

Upon completion of the Merger, Cigna stockholders will receive one share of New Cigna common stock in exchange for each share of Cigna common stock held immediately prior to the Merger, and Express Scripts stockholders will receive (1) 0.2434 of a share of New Cigna common stock and (2) the right to receive $48.75 in cash, without interest, subject to applicable withholding taxes (the “Merger Consideration”) , in exchange for each share of Express Scripts common stock held immediately prior to the Merger.  After completion of the Merger, shares of New Cigna common stock are expected to be listed for trading on the New York Stock Exchange.

The Merger is subject to adoption of the Merger Agreement by the stockholders of the Company and Express Scripts and the satisfaction of customary closing conditions, including receipt of applicable regulatory approvals.  The Merger is not subject to a financing condition.  The Company intends to fund the cash portion of the Merger Consideration through a combination of cash on hand, assumed Express Scripts debt and new debt issuance.  See Note 5 for additional information about the financing of the Merger.  The Merger is expected to be completed by December 31, 2018.

The Merger Agreement provides for certain termination rights and fees for both the Company and Express Scripts.  If the Merger Agreement is terminated (1) by Express Scripts because the board of directors of the Company has changed its recommendation prior to obtaining the required approval of the stockholders of the Company, (2) by Express Scripts or the Company if the board of directors of the Company has changed its recommendation and the stockholders of the Company have voted against adopting the Merger Agreement or (3) by the Company in order to enter into an alternative acquisition agreement with respect to a Parent Superior Proposal that did not result from a breach of the Company’s non-solicitation obligations, then the Company will be required to pay Express Scripts a fee equal to $1.6 billion (the “Parent Termination Fee”).  Further, if the Merger Agreement is terminated under certain circumstances and within 12 months after the date of such termination the Company enters into an agreement regarding a sale of a majority of the Company’s assets or equity or consummates such a sale, then the Company will be required to pay the Parent Termination Fee prior to or contemporaneously with such entry or consummation.  Express Scripts has reciprocal obligations under specified circumstances to pay a $1.6 billion termination fee to the Company.

Additionally, in the event that the Merger Agreement is terminated by either the Company or Express Scripts due to (1) a legal restraint relating to a regulatory law prohibiting consummation of the Merger having become final and non-appealable or (2) the Merger not having been consummated on or prior to December 8, 2018 (subject to an extension to June 8, 2019 if extended by the Company or Express Scripts under certain circumstances); and, in the case of clause (2), at the time of such termination, all of the conditions to the Company’s obligation to consummate the Merger have been satisfied other than those that relate to the absence of a legal restraint relating to a regulatory law or the receipt of a regulatory approval, the Company may be required to pay Express Scripts a reverse termination fee of $2.1 billion.

Transaction-related costs

In connection with the proposed acquisition of Express Scripts, as well as other transactions including the terminated merger with Anthem, Inc. (“Anthem”), the Company has incurred costs of $60 million pre-tax ($50 million after-tax) for the three months ended March 31, 2018.  Transaction-related costs for the three months ended March 31, 2017 were $63 million pre-tax ($49 million after-tax).  These costs consisted primarily of fees for legal, advisory and other professional services as well as amortization of the Bridge Facility fees.  If the Express Scripts acquisition is consummated, a significant portion of the costs related to that acquisition will not be deductible for federal income tax purposes.

Note 4 – Earnings Per Share

Basic and diluted earnings per share (“EPS”) were computed as follows:

	Three Months Ended
	March 31, 2018			March 31, 2017
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$915		$915	$598		$598
Shares:
Weighted average	242,179		242,179	255,680		255,680
Common stock equivalents		3,609	3,609		4,094	4,094
Total shares	242,179	3,609	245,788	255,680	4,094	259,774
EPS	$3.78	$(0.06)	$3.72	$2.34	$(0.04)	$2.30

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 and 2017 because their effect was anti-dilutive.

	Three Months Ended March 31,
(In millions)	2018	2017
Anti-dilutive options	0.9	2.5

The Company held approximately 52.9 million shares of common stock in Treasury as of March 31, 2018, and 39.9 million shares as of March 31, 2017.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	March 31,	December 31,
(In millions)	2018	2017
Short-term
Commercial paper	$100	$100
Current maturities of long-term debt	-	131
Other, including capital leases	10	9
Total short-term debt	$110	$240
Long-term
$250 million, 4.375% Notes due 2020	$247	$249
$300 million, 5.125% Notes due 2020	297	299
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021	296	299
$750 million, 4% Notes due 2022	745	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	894	894
$600 million, 3.05% Notes due 2027	594	594
$259 million, 7.875% Debentures due 2027	258	258
$45 million, 8.3% Step Down Notes due 2033	45	45
$191 million, 6.15% Notes due 2036	190	190
$121 million, 5.875% Notes due 2041	119	119
$317 million, 5.375% Notes due 2042	315	315
$1,000 million, 3.875% Notes due 2047	988	988
Other, including capital leases	8	9
Total long-term debt	$5,191	$5,199

Bridge Facility.  In March 2018, in connection with the proposed Merger, the Company and New Cigna entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd and 21 additional banks, to provide a $26.7 billion 364-day senior unsecured bridge facility (the “Bridge Facility”).  The Bridge Facility commitment will be reduced if the Company, New Cigna or, in some instances, any of their domestic subsidiaries obtains certain other debt financing, completes certain asset sales or certain equity issuances.  Concurrently with entry into the Term Loan Credit Agreement described below, the Bridge Facility commitment under the Commitment Letter was reduced to $23.7 billion.  The proceeds of the Bridge Facility may be used to finance the Merger, repay certain existing Express Scripts debt and pay related fees and expenses.

The definitive documentation related to the Bridge Facility, if drawn upon at closing of the proposed Merger, will contain customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio – which is the ratio of total consolidated debt to total consolidated capitalization on the last day of each fiscal quarter for which financial statements are delivered (or required to be delivered) – to be greater than 60%.

The Company incurred approximately $140 million in fees upon entering into the Commitment Letter.  The Company paid $70 million during the first quarter of 2018 and expects to pay the remainder of the fees over the balance of 2018.  The fees were capitalized in other assets and will be amortized over the period the Bridge Facility is outstanding.  The Company recorded $20 million of amortization of the Bridge Facility fees during the three months ended March 31, 2018.

Revolving Credit Agreement.  On April 6, 2018, in connection with the proposed Merger, the Company and New Cigna entered into the Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”), which matures on April 6, 2023 and is diversified among 23 banks.

Prior to the Merger, the Company can borrow up to $1.5 billion for general corporate purposes, of which up to $500 million is available for the issuance of letters of credit.  On and after the Merger, New Cigna can borrow up to $3.25 billion for general corporate purposes, of which up to $500 million is available for the issuance of letters of credit.  The Revolving Credit Agreement also includes an option to increase the facility amount by up to $500 million and an option to extend the termination date for additional one year periods, subject to the consent of the banks.

The Revolving Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio to be greater than 50% prior to the Merger or 60% after the Merger.

Term Loan Credit Agreement.  On April 6, 2018, the Company and New Cigna entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”), which is diversified among 26 banks.  The Term Loan Credit Agreement provides for a three-year unsecured term loan facility in aggregate principal amount of $3.0 billion, which will be available to finance the Merger, repay certain existing indebtedness of Express Scripts, and pay fees and expenses in connection with the Merger.

The Term Loan Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company, or after the Merger, New Cigna may not permit its leverage ratio to be greater than 60%.

Prior to the Merger, the Company is the borrower under the Bridge Facility, the Revolving Credit Agreement and the Term Loan Credit Agreement. On and after the Merger, New Cigna will be the borrower under each of these agreements. In certain circumstances, certain subsidiaries of the Company, or after the Merger, New Cigna will be required to guarantee the obligations of the Company or New Cigna, as applicable, under the Bridge Facility, Term Loan Credit Agreement and the Revolving Credit Agreement.

The Company was in compliance with its debt covenants as of March 31, 2018.

Note 6 — Global Health Care Medical Costs Payable

Medical costs payable for the Global Health Care segment reflects estimates of the ultimate cost of claims that have been incurred but not reported, including expected development on reported claims, those that have been reported but not yet paid (reported claims in process), and other medical care expenses and services payable that are primarily comprised of accruals for incentives and other amounts payable to health care professionals and facilities.  See Note 7 to the Consolidated Financial Statements in the Company’s 2017 Form 10-K for further information about the assumptions and estimates used to establish this liability.

Activity in medical costs payable was as follows:

	Three Months Ended
	March 31,	March 31,
(In millions)	2018	2017
Beginning balance	$2,719	$2,532
Less: Reinsurance and other amounts recoverable	265	275
Beginning balance, net	2,454	2,257
Incurred costs related to:
Current year	5,447	5,125
Prior years	(130)	(176)
Total incurred	5,317	4,949
Paid costs related to:
Current year	3,423	3,183
Prior years	1,665	1,509
Total paid	5,088	4,692
Ending balance, net	2,683	2,514
Add: Reinsurance and other amounts recoverable	242	256
Ending balance	$2,925	$2,770

Reinsurance and other amounts recoverable in the above table includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.8 billion at March 31, 2018 and $2.6 billion at March 31, 2017.  The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the period ended March 31, incurred costs related to prior years were attributable to the following factors:

	Three Months Ended
(Dollars in millions)	March 31, 2018		March 31, 2017
	$	%(1)	$	%(2)
Actual completion factors	$71	0.4%	$78	0.4%
Medical cost trend	50	0.2	98	0.5
Other	9	-	-	-
Total favorable (unfavorable) variance	$130	0.6%	$176	0.9%

(1) Percentage of current year incurred costs as reported for the year ended December 31, 2017.

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

Favorable prior year development increased shareholders’ net income by $43 million for the three months ended March 31, 2018 compared with $61 million for the three months ended March 31, 2017.  This development was attributed to both medical cost trend and completion factors resulting from lower than expected utilization of medical services.

Note 7 — Liabilities for Unpaid Claims and Claim Expenses

The following information relates to unpaid claims and claim expense liabilities for short-duration insurance contracts other than those sold by the Global Health Care segment.  See Note 8 to the Consolidated Financial Statements in the Company’s 2017 Form 10-K for further information about the assumptions and estimates used to establish this liability.

The liability for unpaid claims and claim expenses by segment as of March 31 is as follows:

(In millions)	March 31, 2018	March 31, 2017
Group Disability and Life	$4,549	$4,384
Global Supplemental Benefits	492	425
Other Operations	174	197
Unpaid claims and claim expenses	$5,215	$5,006

Activity in the Group Disability and Life and the Global Supplemental Benefits segments’ liabilities for unpaid claims and claim expenses is presented in the following table.  Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Beginning balance	$4,975	$4,726
Less: Reinsurance	137	121
Beginning balance, net	4,838	4,605
Incurred claims related to:
Current year	1,230	1,148
Prior years:
Interest accretion	38	43
All other incurred	(46)	(64)
Total incurred	1,222	1,127
Paid claims related to:
Current year	430	371
Prior years	728	691
Total paid	1,158	1,062
Foreign currency	2	16
Ending balance, net	4,904	4,686
Add: Reinsurance	137	123
Ending balance	$5,041	$4,809

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving.  Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business and variations in mortality and morbidity being the most significant factors for other business.  Favorable prior year incurred claims reported for the three months ended March 31, 2018 largely reflect favorable life loss ratio experience relative to expectations for claims incurred in 2017.  Favorable prior year incurred claims reported for the three months ended March 31, 2017 largely reflect favorable long-term disability resolution rate experience relative to expectations.

Note 8 — Reinsurance

The Company’s insurance subsidiaries enter into agreements with other insurance companies to assume and cede reinsurance.  Reinsurance is ceded primarily to limit losses from large exposures and to permit recovery of a portion of direct or assumed losses.  Reinsurance is also used in acquisition and disposition transactions when the underwriting company is not being acquired.  Because reinsurance does not relieve the originating insurer of liability, such liabilities must continue to be reported along with the related reinsurance recoverables.  The Company regularly evaluates the financial condition of its reinsurers and monitors concentrations of its credit risk.

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	March 31, 2018	December 31, 2017	Collateral and Other Terms at March 31, 2018

Ongoing operations

Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$446	$454

Recoverables from approximately 85 reinsurers, used in the ordinary course of business.  Current balances range from less than $1 million up to $76 million.  Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s, and 12% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		446	454

Acquisition, disposition or runoff activities

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,382	3,436	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	915	928	100% secured by assets in a trust.

	Other	35	34	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	832	850	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	277	283	100% secured by assets in a trust.

Other run-off reinsurance	Various	58	61	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,499	5,592

Total reinsurance recoverables		$5,945	$6,046

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

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended
(In millions)	March 31, 2018	March 31, 2017
Ceded premiums
Individual life insurance and annuity business sold	$37	$39
Other	98	81
Total ceded premiums	$135	$120
Reinsurance recoveries
Individual life insurance and annuity business sold	$57	$70
Other	47	29
Total reinsurance recoveries	$104	$99

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments of this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.4 billion remaining as of March 31, 2018.

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

The following table presents the account value, net amount at risk and number of underlying contractholders for guarantees assumed by the Company in the event of death.  The net amount at risk is the amount that the Company would have to pay if all contractholders died as of the specified date.  Unless the Berkshire reinsurance limit is exceeded, the Company should be reimbursed in full for these payments.

(Dollars in millions, excludes impact of reinsurance ceded)	March 31, 2018	December 31, 2017
Account value	$9,762	$10,109
Net amount at risk	$2,120	$2,112
Number of contractholders	240,000	245,000

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

As of March 31, 2018 and December 31, 2017, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer	March 31, 2018	December 31, 2017	Collateral and Other Terms at March 31, 2018

GMIB	Berkshire	$337	$359	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	199	221
	Liberty Re (Bermuda) Ltd.	181	197	100% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$717	$777

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

GMIB guarantees.  Future payments are not fixed and determinable under the terms of these contracts.  Accordingly, the Company calculated the exposure, without considering any reinsurance coverage, using the following hypothetical assumptions:

•                  no annuitants surrendered their accounts;

•                  all annuitants lived to elect their benefit;

•                  all annuitants elected to receive their benefit on the next available date (2018 through 2022); and

•                  all underlying mutual fund investment values remained at the March 31, 2018 value of $798 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, the GMIB exposure of $568 million is lower than the recorded liability for GMIB calculated using fair value assumptions.

Note 9 — Fair Value Measurements

The Company carries certain financial instruments at fair value in the financial statements including fixed maturities, certain equity securities, short-term investments and derivatives.  Other financial instruments are measured at fair value only under certain conditions, such as when impaired.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of March 31, 2018 and December 31, 2017 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately in the Separate Accounts section as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017	As of March 31, 2018	As of December 31, 2017
Financial assets at fair value
Fixed maturities
Federal government and agency	$356	$253	$512	$526	$-	$-	$868	$779
State and local government	-	-	1,129	1,287	-	-	1,129	1,287
Foreign government	-	-	2,454	2,442	45	45	2,499	2,487
Corporate	-	-	18,802	17,658	371	430	19,173	18,088
Mortgage and other asset-backed	-	-	362	343	147	154	509	497
Total fixed maturities	356	253	23,259	22,256	563	629	24,178	23,138
Equity securities (1)	399	412	69	73	33	103	501	588
Subtotal	755	665	23,328	22,329	596	732	24,679	23,726
Short-term investments	-	-	245	199	-	-	245	199
GMIB assets	-	-	-	-	717	777	717	777
Other derivative assets	-	-	2	2	-	-	2	2
Total financial assets at fair value, excluding separate accounts and real estate funds	$755	$665	$23,575	$22,530	$1,313	$1,509	$25,643	$24,704
Real estate funds priced at NAV as a practical expedient (2)							273	N/A
Financial liabilities at fair value
GMIB liabilities	$-	$-	$-	$-	$682	$762	$682	$762
Other derivative liabilities	-	-	44	25	-	-	44	25
Total financial liabilities at fair value, excluding separate accounts	$-	$-	$44	$25	$682	$762	$726	$787

(1) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  As of December 31, 2017, private equity securities of $70 million were included in the Level 3 amount.  See Note 10 for additional information on this accounting policy change.

(2) Beginning in 2018 upon adopting ASU 2016-01, certain real estate funds are carried at fair value (previously carried at cost) based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”) as a practical expedient) including changes in the fair value of its underlying investments.  The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $67 million in unfunded commitments.  See Note 10 for additional information on this accounting policy change.  Prior periods are designated as not applicable (“N/A”) in this table.

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

Fixed maturities and equity securities.  Approximately 94% of the Company’s investments in fixed maturities and equity securities are classified in Level 2 including most public and private corporate debt and hybrid equity securities, federal agency and municipal bonds, non-government mortgage-backed securities and preferred stocks.  Because many fixed maturities do not trade daily, third-party pricing services and internal valuation methods often use recent trades of securities with similar features and characteristics.  When recent trades are not available, pricing models are used to determine these prices.  These models calculate fair values by discounting future cash flows at estimated market interest rates.  Such market rates are derived by calculating the appropriate spreads over comparable U.S. Treasury securities, based on the credit quality, industry and structure of the asset.  Typical inputs and assumptions to pricing models include, but are not limited to, a combination of benchmark yields, reported trades, issuer spreads, liquidity, benchmark securities, bids, offers, reference data, and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include characteristics of the issuer, collateral attributes, prepayment speeds and credit rating.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of March 31, 2018 or December 31, 2017.  The nature and use of these other derivatives are described in Note 11.

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

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of March 31, 2018 and December 31, 2017.  The range and weighted average basis point amounts (“bps”)  for liquidity and credit spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

	Fair Value as of		Unobservable	Unobservable Adjustment Range (Weighted Average) as of
(Fair value in millions )	March 31, 2018	December 31, 2017	Input	March 31, 2018	December 31, 2017
Fixed maturities
Mortgage and other asset-backed securities	$147	$154	Liquidity	60 - 350 (80) bps	60 - 370 (90) bps
			Weighting of credit spreads	180 - 290 (230) bps	180 - 290 (230) bps
Corporate and government fixed maturities	389	446	Liquidity	70 - 930 (240) bps	70 - 1,650 (300) bps
Total fixed maturities	536	600
Equity securities
Private equity securities (1)	N/A	70	Price-to-EBITDA multiples	N/A	5.0 - 12.0 (8.9)
Hybrid equity securities	33	33	Liquidity	205 - 205 (205) bps	270 - 270 (270) bps
Total equity securities	33	103
Subtotal	569	703
Securities not priced by the Company (2)	27	29
Total Level 3 securities	$596	$732

(1) Beginning in 2018, private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities). Current periods are designated as N/A in this table.

(2) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months ended March 31, 2018 and 2017.  Separate account asset changes are reported separately in the Separate Accounts section as the changes in fair values of these assets generally accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities
(In millions)	2018	2017	2018	2017	2018	2017
Balance at January 1,	$732	$776	$777	$799	$(762)	$(780)
Gains (losses) included in shareholders’ net income
GMIB fair value gain (loss)	-	-	(40)	(11)	42	11
Other	(20)	23	(3)	1	16	(4)
Total gains (losses) included in shareholders’ net income	(20)	23	(43)	(10)	58	7
Losses included in other comprehensive income	(5)	(8)	-	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(4)	-	-	-	-	-
Purchases, sales, settlements
Purchases	10	25	-	-	-	-
Sales	(11)	(47)	-	-	-	-
Settlements	(2)	(27)	(17)	(12)	22	12
Total purchases, sales and settlements	(3)	(49)	(17)	(12)	22	12
Transfers into (out of) Level 3
Transfers into Level 3	20	40	-	-	-	-
Transfers out of Level 3 (2)	(124)	(55)	-	-	-	-
Total transfers into/(out of) Level 3	(104)	(15)	-	-	-	-
Balance at March 31,	$596	$727	$717	$777	$(682)	$(761)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(7)	$(6)	$(43)	$(10)	$(58)	$7

(1)  Amounts do not accrue to shareholders.

(2) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  $70 million in private equity securities as of December 31, 2017 are included in the March 31, 2018 Transfers out of Level 3 amount.

As noted in the preceding tables, total gains and losses included in shareholders’ net income are reflected in the following captions in the Consolidated Statements of Income:

•      Realized investment gains (losses) and net investment income for amounts related to fixed maturities and equity securities and realized investment gains (losses) for the impact of changes in non-performance risk related to GMIB assets and liabilities; and

•      Other operating expenses for amounts related to GMIB assets and liabilities (GMIB fair value gain/loss), except for the impact of changes in non-performance risk.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  During 2018 and 2017, transfers between Level 2 and Level 3 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including metals, mining, energy, electric and capital goods.  As noted above, transfers out of Level 3 during 2018 also include $70 million of private equity securities that are no longer carried at fair value.

Separate Accounts

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K for additional policy information related to separate accounts.

As of March 31, 2018 and December 31, 2017, separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	March	December	March	December	March	December	March	December
	31,	31,	31,	31,	31,	31,	31,	31,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Guaranteed separate accounts (see Note 16)	$206	$215	$300	$308	$-	$-	$506	$523
Non-guaranteed separate accounts (1)	1,506	1,536	5,197	5,298	262	292	6,965	7,126
Subtotal	$1,712	$1,751	$5,497	$5,606	$262	$292	7,471	7,649
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							782	774
Total separate account assets							$8,253	$8,423

(1)  Non-guaranteed separate accounts included $3.8 billion as of March 31, 2018 and $3.9 billion as of December 31, 2017 in assets supporting the Company’s pension plans, including $0.2 billion classified in Level 3 as of March 31, 2018 and $0.3 billion classified in Level 3 as of December 31, 2017.

Separate account assets in Level 1 primarily include exchange-listed equity securities.  Level 2 assets primarily include:

•      corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•      actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans.  The following tables summarize the changes in separate account assets reported in Level 3 for the periods ending March 31.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Balance, beginning of period	$292	$331
Policyholder gains	45	27
Purchases, sales and settlements
Purchases	8	10
Sales	(72)	(35)
Settlements	(4)	(1)
Total purchases, sales and settlements	(68)	(26)
Transfers into (out of) Level 3
Transfers into Level 3	-	-
Transfers out of Level 3	(7)	(2)
Total transfers into (out of) Level 3	(7)	(2)
Balance, end of period	$262	$330

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

	Fair Value as of		Unfunded	Data as of March 31, 2018 and December 31, 2017
			Commitments as	Redemption Frequency	Redemption Notice
(In millions)	March 31, 2018	December 31, 2017	of March 31, 2018	(if currently eligible)	Period
Securities Partnerships	$487	$458	$315	Not applicable	Not applicable
Real Estate Funds	244	239	-	Quarterly	45-90 days
Hedge Funds	51	77	-	Up to Annually, varying by fund	30-90 days
Total	$782	$774	$315

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments in real estate, partnership entities, commercial mortgage loans, and certain equity securities with no readily determinable fair value when they become impaired.  There were no impaired investments in real estate, partnership entities, commercial mortgage loans, or certain equity securities with no readily determinable fair value written down to fair value for the three months ended March 31, 2018.  Impaired values for these asset types representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized losses for the three months ended March 31, 2017.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at March 31, 2018 and December 31, 2017.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	March 31, 2018		December 31, 2017
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,781	$1,801	$1,766	$1,761
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,289	$5,182	$5,730	$5,321

Fair values of off-balance sheet financial instruments were not material as of March 31, 2018 and December 31, 2017.

Note 10 — Investments

Cigna’s investment portfolio consists of a broad range of investments including fixed maturities and equity securities, commercial mortgage loans, other long-term investments and short-term investments.  The sections below provide more detail regarding our investment balances, net investment income and realized investment gains and losses.  See Note 9 for information about the valuation of the Company’s investment portfolio.  See Note 11 to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K for accounting policies for each investment type.  Updates to these policies resulting from the adoption of new accounting guidance in 2018 are provided below.

A.      Investment Portfolio

Fixed Maturities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at March 31, 2018:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,604	$1,614
Due after one year through five years	6,798	6,923
Due after five years through ten years	10,455	10,416
Due after ten years	4,068	4,716
Mortgage and other asset-backed securities	491	509
Total fixed maturities	$23,416	$24,178

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
As of March 31, 2018
Federal government and agency	$653	$219	$(4)	$868
State and local government	1,058	72	(1)	1,129
Foreign government	2,402	119	(22)	2,499
Corporate	18,812	610	(249)	19,173
Mortgage and other asset-backed	491	23	(5)	509
Total fixed maturities	$23,416	$1,043	$(281)	$24,178
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,241	$576	$(9)	$2,808
As of December 31, 2017
Federal government and agency	$541	$239	$(1)	$779
State and local government	1,196	93	(2)	1,287
Foreign government	2,360	142	(15)	2,487
Corporate	17,301	868	(81)	18,088
Mortgage and other asset-backed	469	29	(1)	497
Total fixed maturities	$21,867	$1,371	$(100)	$23,138
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,200	$681	$(2)	$2,879

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

The table below summarizes fixed maturities in an unrealized loss position at March 31, 2018 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	March 31, 2018				December 31, 2017
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$7,891	$8,062	$(171)	1,596	$3,272	$3,309	$(37)	797
Below investment grade	$1,058	$1,080	$(22)	1,096	$543	$553	$(10)	643
More than one year
Investment grade	$1,467	$1,545	$(78)	398	$1,503	$1,549	$(46)	373
Below investment grade	$148	$158	$(10)	47	$155	$162	$(7)	42

Equity Securities

Accounting policy.  Beginning in 2018 upon adopting ASU 2016-01, changes in fair value of equity securities that have a readily determinable fair value (primarily exchange-traded funds) are reported in other realized investment gains (losses).  As of March 31, 2018, the fair values of these securities were $454 million and amortized cost was $456 million.  In addition, beginning in 2018, private equity securities of $66 million as of March 31, 2018, that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.  The amount of impairments or value changes resulting from observable price changes was not material.

Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of March 31, 2018, fair values of these securities were $47 million and amortized cost was $62 million, compared with fair value of $49 million and amortized cost of $61 million as of December 31, 2017.

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of March 31, 2018 and December 31, 2017:

(Dollars in millions)	As of March 31, 2018			As of December 31, 2017
		Average Debt	Average		Average Debt	Average
	Carrying	Service Coverage	Loan-to-	Carrying	Service Coverage	Loan-to-
Loan-to-Value Ratios	Value	Ratio	Value Ratio	Value	Ratio	Value Ratio
Below 60%	$1,182	2.04		$1,109	2.03
60% to 79%	619	2.22		652	2.24
Total	$1,801	2.10	57%	$1,761	2.11	57%

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

As of March 31, 2018 and December 31, 2017, there were no impaired commercial mortgage loans; the average recorded investment in impaired loans and interest income on impaired loans were not material.

Other Long-Term Investments

Accounting policy.  Other long-term investments include investments in unconsolidated entities.  These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans.  These investments are carried at cost plus the Company’s ownership percentage of reported income or loss in cases where the Company has significant influence.  Beginning in 2018 upon adopting ASU 2016-01, in cases when the Company does not have significant influence, the investments are carried at fair value using NAV as a practical expedient.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	March 31,	December 31,
(In millions)	2018	2017
Corporate securities	$774	$1,143
Federal government securities	$226	$604
Foreign government securities	$191	$159
Money market funds	$12	$12

B.      Realized Investment Gains and Losses

Realized investment gains and losses are based on specifically identified assets and result from sales, investment asset write-downs, changes in the fair values of certain derivatives and equity securities and changes in valuation reserves on commercial mortgage loans.  The following realized gains and (losses) on investments exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Fixed maturities	$(20)	$2
Equity securities	(19)	33
Other investments, including derivatives	6	11
Realized investment (losses) gains before income taxes	(33)	46
Less income tax (benefit) expense	(10)	15
Net realized investment (losses) gains	$(23)	$31

Included in the realized investment gains and losses in the above table were pre-tax asset write-downs on debt securities and other asset write-downs of $17 million for the three months ended March 31, 2018 and $10 million for the three months ended March 31, 2017.  Losses of $19 million for equity securities still held at March 31, 2018 were included in realized gains and losses on equity securities for the three months ended March 31, 2018.

The following table presents sales information for available-for-sale securities (fixed maturities in 2018, and fixed maturities and equity securities in 2017).  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended
	March 31,
(In millions)	2018	2017
Proceeds from sales	$499	$414
Gross gains on sales	$5	$47
Gross losses on sales	$22	$2

Note 11 — Derivative Financial Instruments

The Company uses derivative financial instruments to manage the characteristics of investment assets (such as duration, yield, currency and liquidity) to meet the varying demands of the related insurance and contractholder liabilities (such as paying claims, investment returns and withdrawals).  The Company also uses derivative financial instruments to hedge the risk of changes in the net assets of certain of its foreign subsidiaries due to changes in foreign currency exchange rates, and to hedge the interest rate risk of its long-term debt.  The Company has written and purchased GMIB reinsurance contracts in its run-off reinsurance business that are accounted for as freestanding derivatives and discussed further in Note 8.  Derivatives in the Company’s separate accounts are excluded from the following discussion because associated gains and losses generally accrue directly to separate account policyholders.

Accounting policy.  During the first quarter of 2018 the Company early adopted ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities) with no material impact to its financial statements.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various qualitative or quantitative methods appropriate for each hedge.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.  Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item.  This is referred to as “hedge ineffectiveness” and, with the adoption of ASU 2017-12, is no longer measured and reported separately from the effective portion of the hedge.  The Company excludes certain components of derivative instruments’ changes in fair value from the assessment of hedge effectiveness.  With the adoption of ASU 2017-12, those excluded components are initially recorded in other comprehensive income and recognized in shareholders’ net income over the life of the derivative instrument as further discussed below.  See Note 9 for further information on our policies for determining fair value.  Derivative cash flows are generally reported in operating activities.

During the first quarter of 2018, the Company terminated its Fair Value Hedge of Long-Term Corporate Debt (notional value of $750 million as of December 31, 2017) with no material impact to the Company’s financial statements.  The following tables provide information on the Company’s other specific applications of derivative financial instruments during the periods ended March 31, 2018 and December 31, 2017.

Net Investment Hedge of Certain International Subsidiaries	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	March 31, 2018	December 31, 2017
	$439	$-

Purpose.  During the first quarter of 2018, the Company entered into fixed-for-fixed currency swaps to reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for hedged foreign subsidiaries that conduct their business principally in Euros.

Terms of derivative instruments.  The Company receives fixed rate U.S. dollar coupon and principal payments, and pays fixed rate coupon and principal payments denominated in the functional currency of the hedged foreign subsidiary.  The notional value of hedging instruments matches the amount of subsidiary net assets being hedged.  Foreign currency swaps are denominated in Euros.

Accounting.  As a net investment hedge, the fair values of the swap contracts are reported in other assets, including other intangibles, or in accounts payable, accrued expenses, and other liabilities.  The changes in fair value of these instruments are reported in other comprehensive income, specifically in translation of foreign currencies.  The portion of the change in swap fair value relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries.  The remaining changes in swap fair value are excluded from the effectiveness assessment and recognized in other operating expenses as coupon payments are accrued.

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	March 31, 2018	December 31, 2017
	$400	$318

Purpose. To hedge the foreign exchange related changes in fair values of certain fixed maturity foreign-denominated bonds.

Terms of derivative instruments.  The Company periodically exchanges cash flows between two currencies for both principal and interest.  Foreign currency swaps are Euros, British pounds and Australian dollars, and have terms for periods of up to thirty years.  The notional value of these derivatives matches the amortized cost of the hedged bonds.

Accounting.  Using fair value hedge accounting, swap fair values are reported in other long-term investments or in accounts payable, accrued expenses and other liabilities.  Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in other realized investment gains and losses.  The portion of the swap contracts’ changes in fair value excluded from the assessment of hedge effectiveness is recorded in accumulated other comprehensive income and recognized in net investment income as coupon payments are accrued, offsetting the foreign exchange coupons received on the designated bonds.  Prior to adopting ASU 2017-12, changes in fair value of excluded components of the swap contracts were recognized immediately in realized investment gains and losses.

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	March 31, 2018	December 31, 2017
	$309	$255

Purpose.  To hedge the foreign exchange related changes in fair values of a U.S. dollar-denominated fixed maturity bond portfolio to reflect the local currency for the Company’s foreign subsidiary in South Korea.

Terms of derivative instruments.  The Company agrees to purchase South Korean won in exchange for U.S. dollars at a future date, generally within three months from the contracts’ trade dates.  The notional value of hedging instruments generally aligns with the fair value of the hedged bond portfolio.

Accounting.  As these arrangements were not designated as accounting hedges, fair values are reported in short-term investments or accounts payable, accrued expenses, and other liabilities, and changes in fair values are reported in other realized investment gains and losses.

As of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including the amounts excluded from the assessment of hedge effectiveness, as well as the associated gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of March 31, 2018 or December 31, 2017.

Note 12 — Variable Interest Entities

When the Company becomes involved with a variable interest entity, as well as when there is a change in the Company’s involvement with an entity, the Company must determine if it is the primary beneficiary and must consolidate the entity.  The Company would be considered the primary beneficiary if it has the power to direct the entity’s most significant economic activities or has the right to receive benefits or obligation to absorb losses that could be significant to the entity.  The Company evaluates the following criteria:

•	the structure and purpose of the entity;
•	the risks and rewards created by and shared through the entity; and
•

the Company’s ability to direct its activities, receive its benefits and absorb its losses relative to the other parties involved with the entity including its sponsors, equity holders, guarantors, creditors and servicers.

The Company determined it was not a primary beneficiary in any material variable interest entities as of March 31, 2018 or December 31, 2017.  The Company’s involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.  The Company owns interests in securities limited partnerships and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact these partnerships’ operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.5 billion across approximately 120 limited partnerships as of March 31, 2018 includes $1.3 billion reported in other long-term investments and commitments to contribute an additional $1.2 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.  In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to its carrying amount of $0.6 billion as of March 31, 2018, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

The Company is also involved in real estate joint ventures, independent physician associations (“IPAs”) and a joint venture in India that are variable interest entities.  The carrying values and maximum exposures associated with these arrangements are immaterial.

The Company has not provided, and does not intend to provide, financial support to any of the above entities that it is not contractually required to provide.  The Company performs ongoing qualitative analyses of its involvement with these variable interest entities to determine if consolidation is required.

Note 13 — Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI includes the Company’s share from entities accounted for using the equity method.  AOCI excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business.  Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized.  As discussed in Note 2, effective January 1, 2018, the Company early adopted ASU 2018-02 and $229 million of stranded tax effects resulting from U.S. tax reform legislation enacted in 2017 were reclassified from AOCI to retained earnings.  Changes in the components of AOCI, including the reclassification of the stranded tax effects, were as follows:

	Three Months Ended
	March 31,
(in millions)	2018	2017
Securities
Beginning balance	$328	$362
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	65	-
Reclassification adjustment to retained earnings related to new financial instruments guidance(1)	(4)	-
Adjusted beginning balance	389	362
(Depreciation) appreciation on securities	(379)	53
Tax benefit (expense)	76	(24)
Net (depreciation) appreciation on securities	(303)	29
Reclassification adjustment for losses (gains) included in shareholders’ net income (net realized investment gains)	30	(35)
Tax (expense) benefit	(6)	13
Net losses (gains) reclassified from AOCI to net income	24	(22)
Other comprehensive (loss) income, net of tax	(279)	7
Ending balance	$110	$369

Derivatives
Beginning balance	$-	$3
Reclassification adjustment from retained earnings related to new hedging guidance(1)	(6)	-
Adjusted beginning balance	(6)	3
(Depreciation) on derivatives	(6)	-
Tax benefit	1	-
Net (depreciation) on derivatives	(5)	-
Reclassification adjustment for (gains) included in shareholders’ net income (net realized investment gains)	-	(4)
Tax benefit	-	1
Net (gains) reclassified from AOCI to net income	-	(3)
Other comprehensive (loss), net of tax	(5)	(3)
Ending balance	$(11)	$-

Translation of foreign currencies
Beginning balance	$(65)	$(369)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	(4)	-
Adjusted beginning balance	(69)	(369)
Translation of foreign currencies	46	111
Tax (expense) benefit	(1)	1
Net translation of foreign currencies	45	112
Ending balance	$(24)	$(257)

Postretirement benefits liability
Beginning balance	$(1,345)	$(1,378)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	(290)	-
Adjusted beginning balance	(1,635)	(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	17	15
Reclassification adjustment for settlement (other operating expenses)	-	6
Tax (expense)	(4)	(7)
Other comprehensive income, net of tax	13	14
Ending balance	$(1,622)	$(1,364)

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

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

As further discussed in Note 16, Cigna Corporation and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1997.  When the required plan amendment related to this litigation is adopted, the pension benefit obligation will be updated to reflect benefits resulting from this litigation.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(In millions)	2018	2017	2018	2017
Service cost	$1	$-	$-	$-
Interest cost	42	48	2	3
Expected long-term return on plan assets	(64)	(65)	-	-
Amortization of:
Net loss from past experience	17	16	-	-
Prior service cost	-	-	-	(1)
Settlement loss	-	6	-	-
Net cost	$(4)	$5	$2	$2

All components of pension and other postretirement benefit costs are reported in operating expenses.  The Company funds its domestic qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.  The Company did not make any pension contributions during the three months ended March 31, 2018, and does not expect to make any pension contributions for the remainder of 2018.

Note 15 — Income Taxes

A.  Income Tax Expense

The consolidated effective tax rate decreased to 24.7% for the three months ended March 31, 2018 compared with 33.4% for the three months ended March 31, 2017.  The significantly lower effective tax rate for 2018 was attributable to the lower U.S. tax rate effective January 1, 2018 resulting from the recently enacted U.S. tax reform legislation.  This favorable effect was partially offset by the reinstatement of the non-deductible health insurance industry tax in 2018.  For the three months ended March 31, 2018, there were no adjustments to the provisional amounts first recognized in 2017 as a result of U.S. tax reform legislation.  In accordance with guidance of the staff of the Securities and Exchange Commission, the Company’s accounting for these amounts will be evaluated and adjusted, if needed, until we file our 2017 U.S. tax return later in 2018.  In addition, the Company has evaluated the global intangible low-taxed income (“GILTI”) provisions of U.S. tax reform that became effective January 1, 2018.  For the three months ended March 31, 2018, the GILTI tax impact was immaterial.  The Company will continue to evaluate these provisions in future periods as further guidance emerges.  It is the Company’s policy to recognize any GILTI taxes as period costs when incurred.

The Company’s foreign operations continue to maintain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas.  The Company does not intend to repatriate these earnings to the United States.  If the Company had intended to repatriate these foreign earnings to the United States, the Company would have recorded additional deferred tax liabilities of approximately $150 million for foreign withholding taxes as of March 31, 2018.  A portion of these taxes may be eligible for credit against the Company’s U.S. tax liability.

B.  Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the three months ended March 31, 2018.

Note 16 — Contingencies and Other Matters

The Company, through its subsidiaries, is contingently liable for various guarantees provided in the ordinary course of business.

A. Financial Guarantees:  Retiree and Life Insurance Benefits

Separate account assets are contractholder funds maintained in accounts with specific investment objectives.  The Company records separate account liabilities equal to separate account assets.  In certain cases, the Company guarantees a minimum level of benefits for retirement and insurance contracts written in separate accounts and establishes an additional liability if management believes that the Company will be required to make a payment under these guarantees.

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments.  As of March 31, 2018 employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $460 million.  Approximately 12% of these are reinsured by Prudential.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of March 31, 2018.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 9).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had indemnification obligations to a lender of approximately $90 million as of March 31, 2018, related to a borrowing by a certain real estate joint venture that the Company records as an investment.  This borrowing (a nonrecourse obligation of the Company) matures in 2021 and is secured by the joint venture’s real estate property with a fair value in excess of the loan amount.  The Company’s indemnification obligation would require payment to the lender for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under this indemnification obligation.  Any payment that might be required could be recovered through a refinancing or sale of the assets.  The Company also has recourse to the partner for their proportionate share of amounts paid.  There were no liabilities required for this indemnification obligation as of March 31, 2018.

The Company had indemnification obligations as of March 31, 2018 in connection with acquisition and disposition transactions.  These indemnification obligations are triggered by the breach of representations or covenants provided by the Company, such as representations for the presentation of financial statements, the filing of tax returns, compliance with law or the identification of outstanding litigation.  These obligations are typically subject to various time limitations, defined by the contract or by operation of law, such as statutes of limitation.  In some cases, the maximum potential amount due is subject to contractual limitations based on a percentage of the transaction purchase price, while in other cases limitations are not specified or applicable.  The Company does not believe that it is possible to determine the maximum potential amount due under these obligations, because not all amounts due under these indemnification obligations are subject to limitation.  There were no liabilities required for these indemnification obligations as of March 31, 2018.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

In first quarter 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and a charge of approximately $130 million before-tax ($85 million after-tax).  As of March 31, 2018, the recorded liability for this assessment was approximately $43 million.  Updates to the amount of the Penn Treaty assessment were not material in 2018.  A portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

E. Legal and Regulatory Matters

The Company is routinely involved in numerous claims, lawsuits, regulatory audits, investigations and other legal matters arising, for the most part, in the ordinary course of managing a global health services business.  Except for the specific matters noted below, the Company believes that the legal actions, regulatory matters, proceedings and investigations currently pending against it should not have a material adverse effect on the Company’s results of operations, financial condition or liquidity based upon our current knowledge and taking into consideration current accruals.  Disputed tax matters arising from audits by the Internal Revenue Service (“IRS”) or other state and foreign jurisdictions, including those resulting in litigation, are accounted for under GAAP guidance for uncertain tax positions.  Further information on income tax matters can be found in Note 15.

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below.  When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The estimated loss is the Company’s best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range.)  The Company provides disclosure in the aggregate for material pending litigation and legal or regulatory matters, including accruals, range of loss, or a statement that such information cannot be estimated.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.  The Company had pre-tax reserves as of March 31, 2018 of $195 million ($155 million after-tax) for the matters discussed below under “Litigation Matters.”

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  From that time through the present, both parties have disputed various aspects of the Court’s interpretation and the Court has attempted to clarify.  On July 14, 2017, the Court issued a ruling clarifying certain aspects of the January 2016 order.  The Plaintiffs filed a motion for reconsideration of the July 14, 2017 ruling that was denied by the Court on November 7, 2017.  The Company’s reserve for this litigation is adequate at March 31, 2018, based on calculations consistent with the Company’s interpretation of the latest guidance from the Court.  Due to the continuing inability of the parties to agree on the details of calculating the pension benefits, the final timing of the resolution of this matter remains uncertain.  Once these issues are resolved, the Plan will be amended to comply with the District Court’s orders and the benefits will begin to be paid.

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

Regulatory Matters

Civil Investigative Demand.  The U.S. Department of Justice (“DOJ”) is conducting an industry review of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D, including medical chart reviews and health exams.  The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York).  We will continue to cooperate with the DOJ’s investigation.

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

Other Legal Matters

Litigation with Anthem.  In February 2017, the Company delivered a notice to Anthem terminating the 2015 merger agreement, and notifying Anthem that it must pay the Company the $1.85 billion reverse termination fee pursuant to the terms of the merger agreement.  Also in February 2017, the Company filed suit against Anthem in the Delaware Court of Chancery (the “Chancery Court”) seeking declaratory judgments that the Company’s termination of the merger agreement was valid and that Anthem was not permitted to extend the termination date.  The complaint also sought payment of the reverse termination fee and additional damages in an amount exceeding $13 billion, including the lost premium value to the Company’s shareholders caused by Anthem’s willful breaches of the merger agreement.

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

In the Company’s segment disclosures, we present “operating revenues,” defined as total revenues excluding realized investment results.  Beginning in 2018, realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded due to the potential increased volatility in investment results after adopting ASU 2016-01.  The Company excludes realized investment results from this measure because its portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As a result, gains or losses created in this process may not be indicative of the past or future underlying performance of the business.

The Company uses “adjusted income (loss) from operations” as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•      Realized investment results are excluded because, as noted above, the Company’s portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As discussed above, beginning in 2018, realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

•      Amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of the Company’s business operations.

•      Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  This is generally because the nature and size of these matters are not indicative of our ongoing business operations.  Further context about these items is provided in the footnotes listed in the table below.

	Three Months Ended
	March 31, 2018		March 31, 2017
	Before-tax	After-tax	Before-tax	After-tax
Transaction-related costs - see Note 3	$60	$50	$63	$49
Long-term care guaranty fund assessment - see Note 16(D)	-	-	129	83
Total impact from special items	$60	$50	$192	$132

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended March 31, 2018
Premiums, fees and other revenues and mail order pharmacy revenues(1)	$8,974	$1,066	$1,026	$31	$(13)	$11,084
Net investment income	115	34	90	85	5	329
Less net realized investment (losses) on equity method subsidiaries	-	(2)	-	-	-	(2)
Operating revenues	$9,089	$1,102	$1,116	$116	$(8)	$11,415
Total revenues	$9,069	$1,100	$1,100	$120	$(9)	$11,380
Shareholders’ net income (loss)	$842	$105	$54	$29	$(115)	$915
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses(2)	15	1	13	(5)	1	25
Amortization of other acquired intangible assets	14	6	-	-	-	20
Special items
Transaction-related costs	-	-	-	-	50	50
Adjusted income (loss) from operations	$871	$112	$67	$24	$(64)	$1,010

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2) Beginning in 2018, includes net realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment.

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended March 31, 2017
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$8,195	$881	$1,032	$30	$(13)	$10,125
Net investment income	92	28	89	86	8	303
Operating revenues	$8,287	$909	$1,121	$116	$(5)	$10,428
Total revenues	$8,313	$922	$1,129	$115	$(5)	$10,474
Shareholders’ net income (loss)	$544	$77	$59	$20	$(102)	$598
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains)	(16)	(9)	(6)	—	—	(31)
Amortization of other acquired intangible assets	14	6	—	—	—	20
Special items
Transaction-related costs	—	—	—	—	49	49
Long-term care guaranty fund assessment	68	—	15	—	—	83
Total special items	68	—	15	—	49	132
Adjusted income (loss) from operations	$610	$74	$68	$20	$(53)	$719

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

Revenue from external customers includes premiums, fees and other revenues and mail order pharmacy revenues.  The following table presents these revenues by product type for the periods ended March 31:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Premiums by product (ASC 944 - insurance activities)
Global Health Care
Commercial
Guaranteed cost	$1,999	$1,543
Experience-rated	739	727
Stop loss	980	852
International health care	513	475
Dental	479	441
Other	258	246
Government
Medicare	1,498	1,461
Medicaid	235	280
Medicare Part D	228	234
Total Global Health Care	6,929	6,259
Disability	505	501
Life, Accident and Supplemental Health	1,539	1,367
Total premiums from ongoing operations	8,973	8,127
Fees (ASC 606 - service activities)
Global Health Care	1,326	1,220
Global Supplemental Benefits	7	5
Group Disability and Life	25	27
Total fees from ongoing operations	1,358	1,252
Mail order pharmacy (ASC 606 - service activities)	717	710
Other	36	36
Total revenues from external customers	$11,084	$10,125

The Company had net receivables from the Centers for Medicare and Medicaid Services (“CMS”) of $0.3 billion as of March 31, 2018 and $0.5 billion as of December 31, 2017.  These amounts were included in the Consolidated Balance Sheets in premiums, accounts and notes receivable and reinsurance recoverables.  Premiums from CMS were 18% of consolidated revenues for the three months ended March 31, 2018 and 2017.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of March 31, 2018 compared with December 31, 2017 and our results of operations for the three months ended March 31, 2018 compared with the same period last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2017 Form 10-K for additional information regarding our significant accounting policies and Note 2 to these Consolidated Financial Statements in this Form 10-Q for updates to those accounting policies resulting from adopting new accounting guidance.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.  Changes in percentages are expressed in basis points (“bps”).

In this MD&A, our consolidated measures “operating revenues” and “adjusted income from operations” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures “total revenues” and “shareholders’ net income.”

We define operating revenues as total revenues excluding realized investment results.  Beginning in 2018, realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded due to the potential increased volatility in investment results after adopting Accounting Standards Update (“ASU”) 2016-01.  We exclude realized investment results from this measure because our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As a result, gains or losses created in this process may not be indicative of the past or future underlying performance of the business.

We use adjusted income (loss) from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts are excluded from adjusted income from operations for the following reasons:

•                  Realized investment results are excluded because, as noted above, our portfolio managers may sell investments based on factors largely unrelated to the underlying business purposes of each segment.  As discussed above, beginning in 2018, realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

•                  Amortization of other intangible assets is excluded because it relates to costs incurred for acquisitions and, as a result, it does not relate to the core performance of our business operations.

•                  Special items, if any, are excluded because management believes they are not representative of the underlying results of operations.  See Note 17 to the Consolidated Financial Statements for descriptions of special items.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on Cigna’s current expectations and projections about future trends, events and uncertainties.  These statements are not historical facts.  Forward-looking statements may include, among others, statements concerning future financial or operating performance, including our ability to deliver personalized and innovative solutions for our customers and clients; future growth, business strategy, strategic or operational initiatives; economic, regulatory or competitive environments, particularly with respect to the pace and extent of change in these areas; financing or capital deployment plans and amounts available for future deployment; our prospects for growth in the coming years; the proposed merger with Express Scripts (the “Merger”), and other statements regarding Cigna’s or Express Script’s future beliefs, expectations, plans, intentions, financial condition or performance.  You may identify forward-looking statements by the use of words such as “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “may,” “should,” “will” or other words or expressions of similar meaning, although not all forward-looking statements contain such terms.

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to:  our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions, including with respect to the Merger; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; our ability to obtain shareholder or regulatory approvals required for the Merger or the requirement to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; a longer time than anticipated to consummate the proposed Merger; problems regarding the successful integration of the businesses of Express Scripts and Cigna; unexpected costs regarding the proposed Merger; diversion of management’s attention from ongoing business operations and opportunities during the pendency of the Merger; potential litigation associated with the proposed Merger; the ability to retain key personnel; the availability of financing, including relating to the proposed Merger; effects on the businesses as a result of uncertainty surrounding the proposed Merger; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) as well as the risks and uncertainties described in Express Scripts’ most recent report on Form 10-K and subsequent reports filed with the SEC.

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

EXECUTIVE OVERVIEW

Cigna Corporation, together with its subsidiaries (either individually or collectively referred to as “Cigna,” the “Company,” “we,” “our” or “us”)  is a global health services organization dedicated to a mission of helping individuals improve their health, well-being and sense of security.  To execute on our mission, our evolved strategy is to “Go Deeper”, “Go Local” and “Go Beyond” with a differentiated set of medical, dental, disability, life and accident insurance and related products and services offered by our subsidiaries.  In addition to our ongoing operations, we also have certain run-off operations.

For further information on our business and strategy, please see Part 1, Item 1, “Business” in our 2017 Form 10-K.

Summarized below are key measures of our performance by reporting segment for the three months ended March 31, 2018 and 2017:

Financial highlights by segment

	Three Months Ended
	March 31,
(Dollars in millions, except per share amounts)	2018	2017	% Change
Total revenues (1)	$11,380	$10,474	9%
Operating revenues (1)
Global Health Care	$9,089	$8,287	10%
Global Supplemental Benefits	1,102	909	21
Group Disability and Life	1,116	1,121	-
Other Operations	116	116	-
Corporate	(8)	(5)	(60)
Consolidated operating revenues	$11,415	$10,428	9%
Shareholders’ net income (1)	$915	$598	53%
Adjusted income (loss) from operations (1)
Global Health Care	$871	$610	43%
Global Supplemental Benefits	112	74	51
Group Disability and Life	67	68	(1)
Other Operations	24	20	20
Corporate	(64)	(53)	(21)
Total adjusted income from operations	$1,010	$719	40%
Earnings per share (diluted)
Shareholders’ net income (1)	$3.72	$2.30	62%
Adjusted income from operations (1)	$4.11	$2.77	48%

	As of March 31,
	2018	2017
Global medical customers (in thousands)	16,234	15,734	3%

(1) See page 46 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

See Note 1 to the Consolidated Financial Statements for a description of our reporting segments.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 53.

Consolidated results of operations (GAAP basis)

	Three Months Ended
	March 31,
(In millions)	2018	2017	% Change
Premiums	$8,999	$8,151	10%
Fees and other revenues	1,368	1,264	8
Net investment income	329	303	9
Mail order pharmacy revenues	717	710	1
Net realized investment (losses) gains	(33)	46	(172)
Total revenues	11,380	10,474	9
Less: net realized investment (losses) gains	(33)	46	(172)
Less: net realized investment (losses) from equity method subsidiaries (1)	(2)	-	N/M
Consolidated operating revenues	11,415	10,428	9
Global Health Care medical costs	5,317	4,949	7
Other benefit expenses	1,455	1,367	6
Mail order pharmacy costs	561	581	(3)
Operating expenses	2,802	2,655	6
Amortization of other acquired intangible assets	27	32	(16)
Total benefits and expenses	10,162	9,584	6
Income before income taxes	1,218	890	37
Income taxes	301	297	1
Net income	917	593	55
Less: net income (loss) attributable to noncontrolling interests	2	(5)	140
Shareholders’ net income	$915	$598	53%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change
	March 31,		Favorable
(In millions)	2018	2017	(Unfavorable)
Shareholders’ net income	$915	$598	53%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	25	(31)
Amortization of other acquired intangible assets	20	20
Special items
Transaction-related costs	50	49
Long-term care guaranty fund assessment	-	83
Total special items	50	132
Adjusted income from operations	$1,010	$719	40%

Other key consolidated financial data

	Three Months Ended		Change
	March 31,		Favorable
(In millions)	2018	2017	(Unfavorable)
Earnings per share (diluted)
Shareholders’ net income	$3.72	$2.30	62%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment losses (gains) (1)	0.10	(0.12)
Amortization of other acquired intangible assets	0.08	0.08
Special items
Transaction-related costs	0.21	0.19
Long-term care guaranty fund assessment	-	0.32
Adjusted income from operations	$4.11	$2.77	48%
Effective tax rate	24.7%	33.4%	870	bps

(1) Beginning in 2018, the Company’s share of the realized investment results of our equity method joint ventures in the Global Supplemental Benefits segment that is reported in other revenues is excluded from operating revenues and adjusted income from operations.

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income increased for the three months ended March 31, 2018 compared with the same period in 2017 primarily due to higher adjusted income from operations.

Adjusted income from operations increased for the three months ended March 31, 2018 compared with the same period in 2017, driven in part by the impact of the lower U.S. tax rate effective January 1, 2018 resulting from the recently enacted U.S. tax reform legislation.  Margin improvement and customer growth in our Global Health Care and Global Supplemental Benefits segments, together with increased contributions from specialty products in our Commercial segment also contributed to the increase.

Revenues for the three months ended March 31, 2018 increased compared with the same period in 2017 primarily resulting from business growth in our Global Health Care and Global Supplemental Benefits segments.  Components of the revenue increases were as follows:

•                  Premiums increased, primarily reflecting customer growth in the Commercial segment and in Global Supplemental Benefits.  Rate increases in our Commercial segment to recover underlying medical cost trend, the government’s suspension of cost share reduction subsidies and the resumption of the health insurance industry tax also contributed to the increase.

•                  Fees and other revenues also increased, primarily due to growth in our specialty businesses and an increased customer base for our administrative services only business.

•                  Net investment income was higher, reflecting growth in average assets resulting from strong operating cash flows.

•                  Realized investment results for the three months ended March 31, 2018 reflected losses on sales, credit impairments on fixed maturities and mark-to-market adjustments on equity securities reported in net income as required by ASU 2016-01 beginning in 2018.  Compared with the same period in 2017, the decline in realized investment results also reflected the absence of gains on sales of alternative investments reported in the first quarter of 2017.

Global medical customers.  Our medical customer base increased as of March 31, 2018 compared with March 31, 2017, reflecting growth primarily in our select and middle market segments.

Commentary on Other Components of Consolidated Results of Operations

•                  Global Health Care medical costs.  The increase for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to customer growth in the Commercial segment and medical cost trend.

•                  Other benefit expenses increased for the three months ended March 31, 2018 compared with the same period in 2017, driven by customer growth in Global Supplemental Benefits.

•                  Mail order pharmacy costs decreased, primarily reflecting lower oral medication volumes.

•                  Operating expenses increased for the three months ended March 31, 2018 compared with the same period in 2017 driven by the resumption of the health insurance industry tax in 2018, volume-based expenses reflecting business growth and spending on business initiatives.  The absence of the long-term care guaranty fund assessment recorded in the first quarter of 2017 partially offset the increase.

•                  Effective tax rate.  The decrease in our effective tax rate for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to the lower U.S. tax rate effective January 1, 2018 resulting from the recently enacted U.S. tax reform legislation.  This favorable effect was partially offset by the resumption of the non-deductible health insurance industry tax in 2018.

Key Transactions and Developments

Proposed Acquisition of Express Scripts

On March 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts Holding Company (“Express Scripts”), Halfmoon Parent, Inc., a direct wholly owned subsidiary of the Company (“New Cigna”), Halfmoon I, Inc., a direct wholly owned subsidiary of New Cigna (“Cigna Merger Sub”), and Halfmoon II, Inc., a direct wholly owned subsidiary of New Cigna (“Express Scripts Merger Sub”).  See Note 3 to the Consolidated Financial Statements for additional details of our proposed acquisition of Express Scripts (the “Merger”).  We expect to incur material costs related to this proposed acquisition in 2018.  These costs are being reported in “transaction-related costs” as a special item and excluded from adjusted income from operations.  See the “Liquidity and Capital Resources” section of the MD&A for further discussion of the financing for the proposed acquisition.

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was enacted in December 2017.  The legislation is highlighted by a reduction in the corporate income tax rate to 21% effective January 1, 2018.  As further discussed in Note 15 to the Consolidated Financial Statements, our effective tax rate declined significantly for the three months ended March 31, 2018 compared with the same period in 2017, contributing to a material increase in shareholders’ net income.  We would expect that trend to continue in 2018.  For the three months ended March 31, 2018, there were no adjustments to the provisional amounts first recognized in 2017 as a result of U.S. tax reform legislation.  In accordance with guidance of the staff of the SEC, our accounting for these amounts is not complete and is expected to be evaluated and adjusted, as needed, until we file our 2017 U.S. tax return later in 2018.  In addition, we have evaluated the global intangible low-taxed income (“GILTI”) provisions of U.S. tax reform that became effective January 1, 2018.  For the three months ended March 31, 2018, the GILTI tax impact was immaterial.  We will continue to evaluate these provisions in future periods as further guidance emerges.  It is our policy to recognize any GILTI taxes as period costs when incurred.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2017 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”).  Discussions on the ACA continue in the U.S. Congress.  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of March 31, 2018.

Item	Description

Medicare Advantage (“MA”)

Medicare Star Quality Ratings (“Star Ratings”):  Medicare Advantage plans must have a Star Rating of four Stars or higher to qualify for bonus payments.  Approximately 60% of our Medicare Advantage customers are in a four Star or greater plan for bonus payments to be received in 2018.  In October 2017, CMS announced Star Ratings for plans for the 2019 payment year, indicating that approximately 40% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2019.  Management continues to evaluate various actions to improve the Company’s Star Ratings for the 2019 payment year.

2019 MA Rates:  Final MA reimbursement rates for 2019 were published by CMS in April 2018.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2019.

Item	Description

Health Care Reform Act Taxes and Fees

Health Insurance Industry Tax:  Federal legislation imposed a moratorium on the health insurance industry tax for 2017 and 2019.  The industry tax is being assessed in 2018 and, under current law, will return again in 2020.  The industry tax for Cigna in 2018 is expected to approximate $390 million ($260 million for Commercial and $130 million for Government).  For the three months ended March 31, 2018, we recorded $97 million.  For our Commercial business, the tax is reflected in our 2018 premium rates, and did not have a material effect on shareholders’ net income for the three months ended March 31, 2018.  For our Medicare business, the earnings impact was more significant than in our Commercial business; however, the earnings impact in 2018 resulting from this renewed tax was somewhat offset with benefit and pricing changes.  Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate for the three months ended March 31, 2018, and we expect this negative effect to continue throughout 2018.

In 2017, premium rates in our Commercial business reflected the moratorium on the health insurance industry tax and we expect our rates to reflect the moratorium in 2019.

Public Health Exchanges

Market Participation:  For 2018, we offer individual coverage on six public health insurance exchanges in the following states:  Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia.

Cost Sharing Reduction Subsidies:  The ACA provides for cost sharing reductions that lower the amount that qualifying customers pay for deductibles, copayments and coinsurance.  The federal government had provided funding for the cost sharing reduction subsidies to the qualifying customer’s insurer.  In October 2017, the federal government stopped payment of these subsidies to insurers effective immediately.  The attorneys general of 18 states and the District of Columbia have sued the Trump administration, seeking to require the administration to continue paying these subsidies.  On October 25, 2017, the court denied the attorney generals’ request for an injunction, allowing the government to cease providing the cost sharing reduction payments to insurers during the pendency of the matter.  Discussions in the U.S. Congress are ongoing regarding the potential funding of these subsidies.  We will continue to monitor developments.  Our premium rates for the 2018 plan year reflect the government’s decision to stop paying these subsidies.

Risk Mitigation Programs

See Note 2(K) to the Consolidated Financial Statements in our 2017 Form 10-K for a description of these programs and our related accounting policy.  The risk corridor and reinsurance programs ended as of December 31, 2016.  The amounts due to us net of allowances as of March 31, 2018 and the after-tax impact on shareholders’ net income for the three months ended March 31, 2018 were not material.

See the MD&A in our 2017 Form 10-K for an update on our allowance for the balance of our risk corridor receivable.  As of March 31, 2018, this allowance remains based on the current status of court decisions.  However, we continue to believe that the government has a binding obligation to satisfy the risk corridor receivable.

The following table presents our balances associated with the risk adjustment program as of March 31, 2018 and December 31, 2017.

	Receivable (Payable) Balance
	March 31,	December 31,
(In millions)	2018	2017
Risk Adjustment
Receivables (1)	$78	$69
Payables (2)	(335)	(250)
Net risk adjustment	$(257)	$(181)

(1) Receivables, net of allowances, are reported in premiums, accounts and notes receivable in the Consolidated Balance Sheets.

(2) Payables are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

For the three months ended March 31, 2018, after-tax charges for the risk adjustment program were $60 million compared with $18 million for the same period in 2017.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries, subject to applicable regulatory limits.

Cash flows for the three months ended March 31, were as follows:

(In millions)	2018	2017
Operating activities	$2,025	$1,579
Investing activities	$(1,700)	$(117)
Financing activities	$(530)	$(515)

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

Cash provided by operating activities increased for the three months ended March 31, 2018 compared with the same period in 2017, primarily driven by higher net income.  Both periods included early receipt of April payments from CMS of approximately $730 million.

Investing activities

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized internal-use software, as well as cash used to acquire businesses.

Cash used in investing activities increased for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to higher fixed maturity investment purchases.

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

Cash used in financing activities increased slightly for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to higher stock repurchases and bridge financing fees, offset by lower repayments of long-term debt.

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

Year to date through May 2, 2018, we repurchased 1.3 million shares for approximately $275 million.  We do not expect to conduct additional share repurchases prior to closing of the Express Scripts combination.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Interest expense	$59	$62

Capital Resources

Our capital resources (primarily retained earnings and the proceeds from issuing debt and equity securities) provide protection for policyholders, furnish the financial strength to underwrite insurance risks and facilitate continued business growth.

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

At March 31, 2018, there was $1.0 billion in cash and marketable investments available at the parent company level.  For the remainder of 2018, the parent company’s cash obligations are approximately $375 million, primarily for interest payments and incurred but unpaid bridge financing fees.  In the first quarter of 2018, we repaid $131 million of long-term debt.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we actively monitor our debt obligations and engage in issuance or redemption activities as needed in accordance with our capital management strategy.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2017 Form 10-K and in Part II, Item 1 of this Form 10-Q.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings.  The parent company may borrow up to $1.3 billion from its insurance subsidiaries without additional state approval.  We have additional liquidity available through short-term commercial paper borrowings.

Management believes we have adequate sources of liquidity to meet our operating requirements absent significant transactions.  However, disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or could increase costs associated with borrowing funds.

In March 2018, we announced we had entered into an agreement to acquire Express Scripts.  This transaction is expected to be financed as follows:

•                  Stock.  Express Scripts shareholders will receive 0.2434 of a share of common stock of New Cigna for every one share of Express Scripts.  Based on the number of Express Scripts shares outstanding at the date of the Merger Agreement, we expect to issue approximately 140 million additional shares to Express Scripts shareholders.  Cigna shareholders will receive one share of New Cigna for each Cigna common share.

•                  Debt.  In March 2018, we entered into a $26.7 billion Bridge Facility commitment letter to finance a portion of the acquisition.  On April 6, 2018, we entered into a $3.0 billion 3-year Term Loan Credit Agreement.  Concurrent with entry into the Term Loan Credit Agreement, the Bridge Facility commitment was reduced to $23.7 billion.  The available commitment under the Bridge Facility will be further reduced to the extent we obtain certain other debt financing, complete certain asset sales or certain equity issuance.  See Note 5 to the Consolidated Financial Statements for further information.

•                  Assumption of Express Scripts debt.  This debt will be paid upon its scheduled maturities in the normal course of business.

Upon closing of the transaction, we expect that our pro forma debt-to-capitalization ratio will be approximately 49%.  We expect to deleverage to a range of 35-40% within 18 to 24 months after the closing.  Based on current interest rates, the additional debt financing is expected to increase annual interest payments by approximately $900 million.

On April 6, 2018, in connection with the proposed Merger, the Company and New Cigna entered into the Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”), which extends through April 5, 2023 and is diversified among 23 banks.  Prior to the Merger, the Company will be the borrower under the Revolving Credit Agreement.  On and after the Merger, New Cigna will be the borrower under the Revolving Credit Agreement.

Prior to the Merger, the Company can borrow up to $1.5 billion for general corporate purposes, of which up to $500 million is available for the issuance of letters of credit.  On and after the Merger, New Cigna can borrow up to $3.25 billion for general corporate purposes, of which up to $500 million can be used for letters of credit.  The Revolving Credit Agreement also includes an option to increase the facility amount by up to $500 million and an option to extend the termination date for additional one year periods, subject to consent by the banks.

The Revolving Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio – which is the ratio of total consolidated debt to total consolidated capitalization (each as defined in the Revolving Credit Agreement) – to be greater than 50% prior to the Merger or 60% after the Merger.

In certain circumstances, certain subsidiaries of the Company or New Cigna will be required to guarantee the obligations of Cigna or New Cigna under the Revolving Credit Agreement and the Term Loan Credit Agreement.  See Note 5 to the Consolidated Financial Statements for further information.

The Company had $10 million of letters of credit outstanding as of March 31, 2018.

Overseas earnings.  We continue to maintain a capital management strategy to retain overseas a significant portion of the earnings from our foreign operations.  These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas.  This strategy does not materially limit our ability to meet our liquidity and capital needs in the United States.

Guarantees and Contractual Obligations

We are contingently liable for various contractual obligations entered into during the ordinary course of business.  See Note 16 to the Consolidated Financial Statements for additional information.

Contractual obligations.  There are no material updates to the contractual obligations previously provided in our 2017 Form 10-K.

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2017 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2017 Form 10-K.  As of March 31, 2018, there were no significant changes to the critical accounting estimates from what was reported in our 2017 Form 10-K.

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  In these segment discussions, we present “operating revenues,” defined as total revenues excluding realized investment results and “adjusted income from operations,” defined as shareholders’ net income (loss) excluding after-tax realized investment results, amortization of other acquired intangible assets and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present “adjusted margin,” defined as adjusted income from operations divided by operating revenues.

See the MD&A Executive Overview beginning on page 45 for summarized financial results of each of our reporting segments.

Global Health Care Segment

As described in the Segment Reporting introduction above, the performance of the Global Health Care segment is measured using adjusted income from operations as presented in the table below.  The key factors affecting adjusted income from operations for this segment are:

•                 customer growth;

•                 sales of specialty products;

•                 medical costs as a percentage of premiums (medical care ratio or “MCR”) for our Commercial and Government businesses; and

•                 operating expenses as a percentage of operating revenues (operating expense ratio)

Effective January 1, 2018, we adopted amended accounting guidance for revenue recognition.  For the Global Health Care segment, prior year operating revenues along with adjusted margin and both the medical care and operating expense ratios have been retrospectively adjusted to conform to this new basis of accounting.  See Note 2 to the Consolidated Financial Statements for additional information.

Results of Operations

	Three Months Ended
Global Health Care segment financial summary	March 31,		Change
(In millions)	2018	2017	Favorable (Unfavorable)
Operating revenues	$9,089	$8,287	10%
Adjusted income from operations	$871	$610	43%
Adjusted margin	9.6%	7.4%	220bps
Medical Care Ratios
Commercial	73.7%	76.0%	230bps
Government	84.5%	85.9%	140bps
Consolidated Global Health Care	76.7%	79.1%	240bps
Operating expense ratio	22.7%	21.8%	(90)bps

	As of March 31,
(In thousands)	2018	2017	% Change
Customers
Total Commercial risk	3,153	2,927	8%
Total Government	484	502	(4)
Total risk	3,637	3,429	6
Service	12,597	12,305	2
Total medical customers	16,234	15,734	3%

	As of
(In millions)	March 31, 2018	December 31, 2017	% Change
Global Health Care medical costs payable	$2,925	$2,719	8%

Operating revenues.  The increase for the three months ended March 31, 2018 compared with the same period in 2017 was primarily due to customer growth in our Commercial risk business.  Rate increases in our Commercial segment to recover underlying medical cost trend, the government’s suspension of cost share reduction subsidies, and the resumption of the health insurance industry tax also contributed to the increase.

Adjusted income from operations increased for the three months ended March 31, 2018 compared with the same period in 2017 reflecting the favorable effect of the lower U.S. tax rate in 2018 resulting from U.S. tax reform and strong ongoing performance in our Commercial business, including improved margins in our U.S. individual business and increased contributions from specialty products.

Medical care ratios.  The Commercial medical care ratio decreased for the three months ended March 31, 2018 compared with the same period in 2017, reflecting strong ongoing medical cost performance in our Commercial business, including favorable claim experience in the U.S. individual business.  The pricing impact of the resumption of the health insurance industry tax also contributed to the decline.

The Government medical care ratio decreased for the three months ended March 31, 2018 compared with the same period in 2017, primarily reflecting increased premium rates and lower medical costs in our Medicare business, partially offset by less favorable prior year reserve development.

Operating expense ratio.  The operating expense ratio increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily reflecting the resumption of the health insurance industry tax in 2018.  Excluding the impact of this tax, the operating expense ratio was flat, reflecting business initiative investments offset by higher revenues.

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

Our medical customer base was higher at March 31, 2018 compared to the same period in 2017, primarily reflecting growth in our middle market and select market segments.

Global Health Care Medical Costs Payable

Medical costs payable was higher at March 31, 2018 compared to December 31, 2017, primarily due to seasonality in our stop loss products.  See Note 6 to the Consolidated Financial Statements for additional information.

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

Throughout this discussion and in the table presented below, prior period currency adjusted income from operations and operating revenues are calculated by applying the current period’s exchange rates to reported results in the prior period.  A strengthening U.S. dollar against foreign currencies decreases these measures, while a weakening U.S. dollar produces the opposite effect.

Results of Operations

	Three Months Ended
Global Supplemental Benefits segment financial summary	March 31,		Change
(In millions)	2018	2017	Favorable (Unfavorable)
Operating revenues	$1,102	$909	21%
Adjusted income from operations	$112	$74	51%
Operating revenues, using 2018 currency exchange rates	$1,102	$955	15%
Adjusted income from operations, using 2018 currency exchange rates	$112	$81	38%
Adjusted margin	10.2%	8.1%	210bps
Loss ratio	56.2%	58.4%	220bps
Acquisition cost ratio	16.9%	17.2%	30bps
Expense ratio (excluding acquisition costs)	14.8%	17.2%	240bps

Operating revenues increased for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to business growth, particularly in the United States and South Korea.

Adjusted income from operations increased for the three months ended March 31, 2018 compared with the same period in 2017, reflecting business growth, primarily in South Korea and the United States, and lower acquisition cost and operating expense ratios, partially offset by higher taxes, primarily in South Korea.

The segment’s loss ratio decreased for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to favorable claims experience.

The acquisition cost ratio decreased for the three months ended March 31, 2018 compared with the same period in 2017 due to a shift toward higher premium markets with lower acquisition costs, primarily in the United States.

Operating expense ratio.  The operating expense ratio (excluding acquisition costs) decreased for the three months ended March 31, 2018 compared with the same period in 2017 reflecting strong expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 49% of the segment’s operating revenues and 85% of the segment’s adjusted income from operations for the three months ended March 31, 2018.  On a consolidated basis, our operations in South Korea represented 5% of our operating revenues and 9% of adjusted income from operations for the three months ended March 31, 2018.

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

•                 benefit expenses as a percentage of premiums (loss ratio); and

•                 operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

	Three Months Ended
Group Disability and Life segment financial summary	March 31,		Change
(In millions)	2018	2017	Favorable (Unfavorable)
Operating revenues	$1,116	$1,121	-%
Adjusted income from operations	$67	$68	(1)%
Adjusted margin	6.0%	6.1%	(10)bps
Loss ratio	79.1%	78.2%	(90)bps
Expense ratio	23.5%	22.7%	(80)bps

Operating revenues were relatively flat for the three months ended March 31, 2018 compared with the same period in 2017 due to slightly lower premium and fees, mostly offset by higher investment income.

Adjusted income from operations.  The slight decrease for the three months ended March 31, 2018 compared with the same period in 2017 was driven by unfavorable life results and a higher overall expense ratio, mostly offset by a lower tax rate.

The segment’s loss ratio increased for the three months ended March 31, 2018 compared with the same period in 2017 due primarily to higher life claim sizes for claims incurred in 2018.

Operating expense ratio.  The operating expense ratio increased for the three months ended March 31, 2018 compared with the same period in 2017 due primarily to higher claims management costs.

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

Results of Operations

	Three Months Ended
Other Operations segment financial summary	March 31,		Change
(In millions)	2018	2017	Favorable (Unfavorable)
Operating revenues	$116	$116	-%
Adjusted income from operations	$24	$20	20%
Adjusted margin	20.7%	17.2%	350bps

Operating revenues for the three months ended March 31, 2018 were consistent when compared with the same period in 2017.

Adjusted income from operations for the three months ended March 31, 2018 increased when compared with the same period in 2017 and reflects a lower tax rate in the COLI business in 2018 as a result of U.S. tax reform legislation.

Corporate

Description

Corporate reflects amounts not allocated to operating segments, such as net interest expense (defined as interest on corporate debt less net investment income on investments not supporting segment operations), interest on uncertain tax positions, intersegment eliminations, compensation cost for stock options and related excess tax benefits, expense associated with our frozen pension plans and certain litigation matters, overhead and project costs.

Corporate financial summary	Three Months Ended
	March 31,
(In millions)	2018	2017	% Change
Adjusted (loss) from operations	$(64)	$(53)	(21)%

Corporate’s adjusted loss from operations increased for the three months ended March 31, 2018 compared with the same period in 2017, primarily due to lower excess tax benefits on stock compensation and the impact of the lower U.S. tax rate effective in 2018 resulting from U.S. tax reform legislation, offset by lower operating expenses.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of March 31, 2018 and December 31, 2017.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	March 31,	December 31,
(In millions)	2018	2017
Fixed maturities	$24,178	$23,138
Equity securities	567	588
Commercial mortgage loans	1,801	1,761
Policy loans	1,404	1,415
Other long-term investments	1,669	1,518
Short-term investments	245	199
Total investment assets	$29,864	$28,619

Fixed Maturities

Investments in fixed maturities include publicly traded and privately placed debt securities, mortgage and other asset-backed securities and preferred stocks redeemable by the investor.  These investments are classified as available for sale and are carried at fair value on our balance sheet.  Additional information regarding valuation methodologies, key inputs and controls is included in Note 9 to the Consolidated Financial Statements.  More detailed information about fixed maturities by type of issuer and maturity dates is included in Note 10 to the Consolidated Financial Statements.

The following table reflects our fixed maturity portfolio by type of issuer as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(In millions)	2018	2017
Federal government and agency	$868	$779
State and local government	1,129	1,287
Foreign government	2,499	2,487
Corporate	19,173	18,088
Mortgage and other asset-backed	509	497
Total fixed maturities	$24,178	$23,138

The fixed maturity portfolio increased by $1.0 billion during the three months ended March 31, 2018, primarily reflecting an increase in investable funds, partially offset by declines in fair value due to increasing market interest rates.  As of March 31, 2018, $21.5 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.6 billion were below investment grade.  The majority of the bonds that were below investment grade were rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $35 million as of March 31, 2018.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of March 31, 2018.  These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also include $260 million of investments in European sovereign debt, none of which were in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain or Turkey.

Corporate.  As of March 31, 2018, corporate fixed maturities included the following:

•                Private placement investments were $7 billion.  These investments are generally less marketable than publicly-traded bonds; however, yields on these investments tend to be higher than yields on publicly-traded bonds with comparable credit risk.  We perform a credit analysis of each issuer, diversify investments by industry and issuer and require financial and other covenants that allow us to monitor issuers for deteriorating financial strength and pursue remedial actions, if warranted.

•                Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $431 million.  These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 2% invested in financial institutions.

•               Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $22 million.  These investments have an average quality rating of Baa2 and were diversified by issuer with no exposure greater than $65 million.

•                Fixed maturity investments in the retail sector were approximately $430 million with gross unrealized losses of $7 million.  These investments have an average quality rating of Baa2 and were diversified across approximately 40 issuers with no exposure exceeding $45 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate an insurance joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity had an investment portfolio of approximately $5.5 billion that is primarily invested in local Chinese corporate and government fixed maturities.  There are no investments with a material unrealized loss as of March 31, 2018.

Equity Securities

As of March 31, 2018, approximately $400 million in equity securities were invested in an exchange-traded fund (“ETF”) as part of a program to invest available cash in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds.  Effective January 1, 2018, unrealized gains of $10 million were reclassified from accumulated other comprehensive income to retained earnings upon adopting ASU 2016-01.  Going forward, quarterly changes in market value will be recognized in realized investment results.

Commercial Mortgage Loans

Our commercial mortgage loans are fixed rate loans, diversified by property type, location and borrower.  Loans are secured by high quality commercial properties located throughout the United States and are generally made at less than 70% of the property’s value at origination of the loan.  Property value, debt service coverage, quality, building tenancy and stability of cash flows are all important financial underwriting considerations.  We hold no direct residential mortgage loans and do not originate or service securitized mortgage loans.

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2017.  The results of the 2017 review were in line with the prior year and confirmed the strength of the overall portfolio.  For further discussion of the results of this review and changes in key loan metrics, see Note 10 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  As of March 31, 2018, we had $134 million of commercial mortgage loans secured by retail properties, a sector that has been under pressure generally.  The loan-to-value ratio for these loans was 48%, and the debt service coverage ratio was 2.16.  All of these loans are current.

As of March 31, 2018, the $1.8 billion commercial mortgage loan portfolio consisted of approximately 60 loans that are all in good standing.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

As of March 31, 2018, other long-term investments of $1.7 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 125 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the three months ended March 31, 2018 or 2017.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	March 31, 2018			December 31, 2017
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$25	$(14)	$11	$25	$(7)	$18
Foreclosed real estate	45	-	45	46	-	46
Total problem investments	$70	$(14)	$56	$71	$(7)	$64

Potential problem bonds	$7	$(1)	$6	$31	$(1)	$30
Total potential problem investments	$7	$(1)	$6	$31	$(1)	$30

Problem and potential problem investments decreased by $32 million since December 31, 2017 due primarily to sales of fixed maturity bonds.  There were no problem or potential problem mortgage loans at March 31, 2018 and December 31, 2017.

Investment Outlook

Financial markets in the United States experienced increased volatility during the first quarter of 2018, as interest rates rose along with inflation expectations.  We continue to closely monitor global macroeconomic trends and their potential impact to our investment portfolio.  Certain sectors, such as retail, energy and natural gas have continued to show volatility and we expect that trend to continue.  See the fixed maturities and commercial mortgage loan sections of this MD&A for further information on our investments in these sectors.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2017 Form 10-K.  As of March 31, 2018, there are no material changes in our risk exposures from that reported in our 2017 Form 10-K.

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

Item 1A.  RISK FACTORS

In addition to the risk factors set forth in Part 1, Item 1A of Cigna’s Annual Report on Form 10-K for the year ended December 31, 2017, investors should consider the following risk factors arising from our proposed acquisition of Express Scripts. The risk factors set forth below update and should be read together with the detailed description of risk factors reported in Cigna’s 2017 Form 10-K.

Cigna will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on Cigna and consequently on the combined company after the closing of the Merger.  These uncertainties may impair Cigna’s ability to retain and motivate key personnel and could cause customers and others that deal with Cigna to defer or decline entering into contracts with Cigna or making other decisions concerning Cigna or seek to change existing business relationships with Cigna.  Certain of Cigna’s customer contracts, joint venture agreements, shareholder or partnership agreements, vendor or supplier contracts, financing-related agreements, promissory notes and indentures contain change of control restrictions that may give rise to a right of termination or cancellation in connection with the Merger.  In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the Merger, Cigna’s businesses could be harmed.  Furthermore, the Merger Agreement contains restrictions on the conduct of Cigna’s businesses prior to the consummation of the Merger, which may prevent Cigna from undertaking certain actions or business opportunities that may arise pending consummation of the Merger.

The parties must obtain certain regulatory approvals in order to complete the actions contemplated by the Merger Agreement; if such approvals are not obtained or are obtained with conditions, the Merger may be prevented or delayed or the anticipated benefits of the Merger could be reduced.

Consummation of the Merger is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Merger under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”).  At any time before or after the Merger is consummated, any of the Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the Merger, including seeking to enjoin completion of the Merger, condition completion of the Merger upon the divestiture of assets of Cigna, Express Scripts or their subsidiaries or impose restrictions on the combined company’s post-merger operations.  These could negatively affect the results of operations and financial condition of the combined company following completion of the Merger.  Any such requirements or restrictions may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations.  Additionally, Cigna has agreed to accept certain remedies, conditioned on the closing, and may take other actions that Cigna determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the Merger relating to regulatory approvals.

Consummation of the Merger is also conditioned upon receiving certain approvals from, and/or making certain filings with, certain state insurance departments relating to Cigna’s and Express Scripts’ insurance company subsidiaries and certain state health departments relating to Cigna’s health care service plans and, to the extent required by applicable law, certain state pharmacy boards relating to Express Scripts’ subsidiaries licensed or authorized to engage in pharmaceutical-related business and certain state health departments relating to Express Scripts’ subsidiaries licensed or authorized as home health agencies.  No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied, the Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.  In addition, the parties have the right to terminate the Merger Agreement under other specified circumstances, in which case the Merger would not be completed.

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.  These conditions include, among others:  (1) the adoption of the Merger Agreement by Cigna stockholders; (2) the adoption of the Merger Agreement by Express Scripts stockholders; (3) the absence of certain legal restraints prohibiting completion of the Merger; (4) the absence of certain actions or proceedings seeking to prohibit consummation of the Merger; (5) the receipt of certain regulatory approvals and consents without the imposition, individually or in the aggregate, of any condition that would result in, or would be reasonably likely to result in, individually or in the aggregate, a material adverse effect on Cigna, Express Scripts and their respective subsidiaries, taken as a whole, after giving effect to the Merger, including the synergies expected to be realized from the Merger; (6) the approval for listing of the shares of New Cigna common stock on the NYSE to be issued to Cigna stockholders and Express Scripts stockholders; and (7) the effectiveness of the registration statement to be filed by New Cigna in connection with the Merger.  In addition, each of Cigna’s and Express Scripts’ obligation to complete the Merger is subject to the accuracy of the other party’s representations and warranties in the Merger Agreement (subject in most cases to “materiality” and “material adverse effect” qualifications), the other party’s compliance with its covenants and agreements in the Merger Agreement in all material respects and such party’s receipt of a legal opinion from its tax counsel with respect to the tax treatment of the Merger.

The conditions to the closing may not be fulfilled and, accordingly, the Merger may not be completed.  In addition, if the Merger is not completed by December 8, 2018 (subject to extension to June 8, 2019 in certain circumstances), Cigna or Express Scripts may choose not to proceed with the Merger.  Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger, before or after the required Cigna stockholder approval and Express Scripts stockholder approval.  In addition, each of Cigna and Express Scripts may elect to terminate the Merger Agreement in certain other circumstances.  If the Merger Agreement is terminated, Cigna may incur substantial fees in connection with termination of the Merger Agreement and it will not realize the anticipated benefits of the Merger.

Failure to complete the Merger could impact the business, financial results and stock price of Cigna.

If the Merger is not completed, the ongoing businesses of Cigna may be adversely affected and Cigna will be subject to several risks and consequences, including the following:

•                  Cigna may be required, under certain circumstances, to pay Express Scripts a termination fee of $1.6 billion;

•                  Cigna may be required to pay Express Scripts a reverse termination fee of $2.1 billion under certain circumstances relating to the failure to obtain the required regulatory approvals for the Merger (but in no event will Cigna be required to pay both the termination fee and the reverse termination fee);

•                  Cigna will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as significant fees and expenses relating to regulatory filings, financing arrangements and legal, accounting, financial advisory, consulting and other advisory fees and expenses, employee benefit-related expenses, and filing and printing fees;

•                  Cigna may be required to pay significant fees and expenses relating to financing arrangements, whether or not the Merger is completed, which may include investment banking fees and commissions, commitment fees, early termination or redemption premiums, interest on debt financing between the date of incurrence and the date of repayment, professional fees and other costs and expenses;

•                  under the Merger Agreement, Cigna is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies; and

•                  matters relating to the Merger may require substantial commitments of time and resources by Cigna management and the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to Cigna as an independent company.

Investors’ reactions to a failure to complete the Merger may be reflected in the trading price of our common stock.  In addition, employees, clients, customers and partners could have a variety of reactions if the Merger is not completed, which could affect our business relationships.  Cigna also could be subject to litigation related to a failure to complete the Merger or to enforce its obligations under the Merger Agreement.  If the Merger is not consummated, Cigna cannot assure its stockholders that the risks described above will not materially affect the business, financial results and stock price of Cigna.

Cigna’s inability to satisfy and comply with conditions under its existing financing arrangements or raise additional or replacement financing could delay or prevent the completion of the Merger.

Consummation of the Merger is not conditioned on Cigna’s ability to obtain financing.  Cigna expects to use cash on hand and debt financing to fund the cash component of the Merger Consideration.  Such debt financing could take any of several forms or any combination of them, including but not limited to the following:  (1) New Cigna may borrow under the Bridge Facility; (2) Cigna or New Cigna may issue senior notes in the public and/or private capital markets; (3) New Cigna may borrow up to $3.0 billion under the Term Loan Credit Agreement; (4) New Cigna may borrow under the Revolving Credit Agreement; and (5) Cigna and/or New Cigna may issue commercial paper.  The Term Loan Credit Agreement contains and the Commitment Letter contemplates customary conditions to funding, affirmative covenants, negative covenants and events of default.  There is a risk that these conditions or covenants will not be satisfied or complied with, as applicable, on a timely basis or at all.  There is also a risk that one or more members of the lending syndicate will default on its obligations to provide its committed portion of the financing (and the commitments of any defaulting syndicate member may not be replaced on a timely basis or at all).  There are a number of risks and uncertainties associated with the execution of a capital markets financing.  All of these risks are magnified given the scale and complexity of financing required to consummate the transactions contemplated by the Merger Agreement.  Any failure of Cigna or New Cigna to satisfy and comply with conditions under its existing financing arrangements or raise additional or replacement financing could delay or impede the closing of the Merger.

Failure to successfully combine the businesses of Cigna and Express Scripts in the expected time frame may adversely affect the combined company’s future results.

The success of the Merger will depend, in part, on the combined company’s ability to realize the anticipated benefits from combining the businesses of Cigna and Express Scripts.  To realize these anticipated benefits, the businesses of Cigna and Express Scripts must be successfully combined.  Historically, Cigna and Express Scripts have been independent companies, and they will continue to be operated as such until the completion of the Merger.  The management of the combined company may face significant challenges in consolidating the functions of Cigna and Express Scripts, integrating the technologies, organizations, procedures, policies and operations, as well as addressing the different business cultures at the two companies, and retaining key personnel.  If the combined company is not successfully integrated, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.  The integration may also be complex and time consuming, and require substantial resources and effort.  The integration process and other disruptions resulting from the Merger may also disrupt each company’s ongoing businesses and/or adversely affect each company’s relationships with employees, regulators and others with whom each company has business or other dealings.

Combining the businesses of Cigna and Express Scripts may be more difficult, costly or time-consuming than expected, which may adversely affect the combined company’s results and negatively affect the value of the combined company’s common stock following the Merger.

Cigna has entered into the Merger Agreement because it believes that the Merger will be beneficial to Cigna and its stockholders and that combining the businesses of Cigna and Express Scripts will produce benefits and cost savings.  If the combined company is not able to successfully combine the businesses of Cigna and Express Scripts in an efficient, effective and timely manner, the anticipated benefits and cost savings of the Merger may not be realized fully, or at all, or may take longer to realize than expected, and the value of the common stock of the combined company may be affected adversely.  An inability to realize the full extent of the anticipated benefits of the Merger, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the Merger.  In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized.  Actual synergies, if achieved, may be lower than expected and may take longer to achieve than anticipated.  If the combined company is not able to adequately address integration challenges, the combined company may be unable to successfully integrate Cigna’s and Express Scripts’ operations or to realize the anticipated benefits of the integration of the two companies.

Third parties may terminate or alter existing contracts or relationships with Cigna or Express Scripts.

Each of Cigna and Express Scripts has contracts with customers, vendors, licensors, joint venture partners, lenders and other business partners which may require Cigna or Express Scripts, as applicable, to obtain consents from these other parties in connection with the Merger.  If these consents cannot be obtained, the counterparties to these contracts and other third parties with which Cigna and/or Express Scripts currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with either party or both parties in anticipation of the Merger, or with the combined company following the Merger.  The pursuit of such rights may result in Cigna, Express Scripts or the combined company suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements or losing rights that are material to its business.  Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger.  The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.

The Merger Agreement limits Cigna’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for Cigna to enter into alternative transactions.  The Merger Agreement contains certain provisions that restrict Cigna’s ability to, among other things, solicit, initiate or knowingly encourage or knowingly facilitate the submission of inquiries, proposals or offers relating to or that would reasonably be expected to lead to any acquisition proposal from a third party.  The Merger Agreement also provides that the board of directors of Cigna will not change its recommendation that the stockholders of Cigna adopt the merger agreement and will not approve any agreement with respect to an acquisition proposal, subject to limited exceptions.

In addition, Cigna may be required to pay a termination fee of $1.6 billion to Express Scripts if the Merger is not consummated under specified circumstances.  In addition, upon adoption of the merger agreement by the stockholders of Cigna, Cigna’s right to terminate the merger agreement in response to a superior proposal will be eliminated.  While Cigna believes these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Cigna from considering or proposing such acquisition, even if such party were prepared to enter into an agreement that may be more favorable to Cigna and/or its stockholders.  Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire Cigna than it might otherwise have proposed to pay because of the added expense of the $1.6 billion termination fee that may become payable by Cigna in certain circumstances.

Cigna will incur significant transaction and merger-related transition costs in connection with the Merger.

Cigna expects that it will incur significant, non-recurring costs in connection with consummating the Merger and integrating the operations of the two companies post-closing.  Cigna may incur additional costs to maintain employee morale and to retain key employees.  Cigna will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and other costs associated with the Merger.  Some of these costs are payable regardless of whether the Merger is completed.  Moreover, under specified circumstances, Cigna may be required to pay a termination fee of $1.6 billion.  In addition, Cigna may be required to pay a reverse termination fee of $2.1 billion under certain circumstances relating to a failure to obtain the required regulatory approvals for the mergers.  Notwithstanding the foregoing, in no event will the termination fee be paid to a party more than once, and in no event will Cigna be required to pay both the termination fee and the reverse termination fee.  Cigna continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended March 31, 2018:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
January 1-31, 2018	1,222,045	$ 212.01	1,221,529	$ 739,232,139
February 1-28, 2018	203,633	$ 197.67	78,700	$ 2,723,207,261
March 1-31, 2018	161,769	$ 192.23	-	$ 2,723,207,261
Total	1,587,447	$ 208.16	1,300,229	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 516 shares in January, 124,933 shares in February and 161,769 shares in March 2018.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  In February 2018, the Board increased repurchase authority to $2.7 billion.  No shares were repurchased from April 1, 2017 through May 2, 2018.  The Company does not expect to conduct additional share repurchases prior to closing of the Express Scripts combination.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.                                EXHIBITS

INDEX TO EXHIBITS

Number	Description	Method of Filing
2.1	Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Halfmoon Parent, Inc., Halfmoon I, Inc., and Halfmoon II, Inc.	Filed as Exhibit 2.1 to the registrant’s Form 8-K filed March 13, 2018 and incorporated herein by reference.
3.1	Restated Certificate of Incorporation of the registrant as last amended April 25, 2018	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed April 30, 2018 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated April 25, 2018	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed April 30, 2018.
10.1	Revolving Credit and Letter of Credit Agreement, dated as of April 6, 2018	Filed as Exhibit 10.1 to the registrant’s Form 8-K filed April 12, 2018 and incorporated herein by reference.
10.2	Term Loan Credit Agreement, dated as of April 6, 2018	Filed as Exhibit 10.2 to the registrant’s Form 8-K filed April 12, 2018 and incorporated herein by reference.
10.3*	Amendment No. 1, effective January 25, 2018, to the Cigna Long-Term Incentive Plan	Filed herewith.
10.4*	Form of Cigna Long-Term Incentive Plan: Strategic Performance Share Grant Agreement	Filed herewith.
10.5*	Form of Cigna Long-Term Incentive Plan: Nonqualified Stock Option Grant Agreement	Filed herewith.
10.6*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Grant Agreement	Filed herewith.
10.7*	Form of Cigna Long-Term Incentive Plan: Restricted Stock Unit Grant Agreement	Filed herewith.
10.8*	Christopher Hocevar’s Promotion Letter dated January 30, 2017	Filed herewith.
12	Computation of Ratios of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

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

Cigna Corporation

Date:	May 3, 2018
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)