Form 10-Q
period 2018-06-30
CIGNA CORP
filed 2018-08-02
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 20, 2018, 243,364,579 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenues
Premiums	$9,012	$8,057	$18,011	$16,208
Fees and other revenues	1,358	1,252	2,726	2,516
Net investment income	352	308	681	611
Mail order pharmacy revenues	758	757	1,475	1,467
Realized investment gains (losses)
Other-than-temporary impairments on fixed maturities	(5)	(2)	(18)	(9)
Other realized investment gains (losses), net	2	53	(18)	106
Net realized investment (losses) gains	(3)	51	(36)	97
TOTAL REVENUES	11,477	10,425	22,857	20,899
Benefits and expenses
Global Health Care medical costs	5,421	4,890	10,738	9,839
Other benefit expenses	1,424	1,335	2,879	2,702
Mail order pharmacy costs	613	626	1,174	1,207
Other operating expenses	2,893	2,412	5,695	5,067
Amortization of other acquired intangible assets	24	28	51	60
TOTAL BENEFITS AND EXPENSES	10,375	9,291	20,537	18,875
Income before income taxes	1,102	1,134	2,320	2,024
Income taxes
Current	297	304	589	590
Deferred	(3)	20	6	31
TOTAL INCOME TAXES	294	324	595	621
Net income	808	810	1,725	1,403
Less: Net income (loss) attributable to noncontrolling interests	2	(3)	4	(8)
SHAREHOLDERS’ NET INCOME	$806	$813	$1,721	$1,411
Shareholders’ net income per share
Basic	$3.32	$3.20	$7.10	$5.54
Diluted	$3.29	$3.15	$7.01	$5.45
Dividends declared per share	$-	$-	$0.04	$0.04

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Shareholders’ net income	$806	$813	$1,721	$1,411
Shareholders’ other comprehensive income, net of tax
Net unrealized (depreciation) appreciation, securities	(141)	67	(420)	74
Net unrealized (depreciation), derivatives	(8)	-	(13)	(3)
Net translation of foreign currencies	(152)	27	(107)	139
Postretirement benefits liability adjustment	5	12	18	26
Shareholders’ other comprehensive (loss) income, net of tax	(296)	106	(522)	236
Shareholders’ comprehensive income	510	919	1,199	1,647
Comprehensive income (loss) attributable to noncontrolling interests
Net income (loss) attributable to redeemable noncontrolling interests	2	(1)	4	(3)
Net (loss) attributable to other noncontrolling interests	-	(2)	-	(5)
Other comprehensive (loss) income attributable to redeemable noncontrolling interests	(8)	2	(10)	-
Total comprehensive (loss) attributable to noncontrolling interests	(6)	(1)	(6)	(8)
TOTAL COMPREHENSIVE INCOME	$504	$918	$1,193	$1,639

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	June 30,	December 31,
(In millions, except per share amounts)	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost, $23,123; $21,867)	$23,593	$23,138
Equity securities	560	588
Commercial mortgage loans	1,866	1,761
Policy loans	1,422	1,415
Other long-term investments	1,678	1,518
Short-term investments	220	199
Total investments	29,339	28,619
Cash and cash equivalents	3,634	2,972
Premiums, accounts and notes receivable, net	3,412	3,380
Reinsurance recoverables	5,877	6,046
Deferred policy acquisition costs	2,300	2,237
Property and equipment	1,554	1,563
Deferred tax assets, net	140	39
Goodwill	6,147	6,164
Other assets, including other intangibles	2,412	2,316
Separate account assets	8,287	8,423
TOTAL ASSETS	$63,102	$61,759
Liabilities
Contractholder deposit funds	$8,121	$8,196
Future policy benefits	9,707	10,040
Unpaid claims and claim expenses	5,246	5,168
Global Health Care medical costs payable	3,005	2,719
Unearned premiums	1,244	724
Total insurance and contractholder liabilities	27,323	26,847
Accounts payable, accrued expenses and other liabilities	7,406	7,290
Short-term debt	109	240
Long-term debt	5,195	5,199
Separate account liabilities	8,287	8,423
TOTAL LIABILITIES	48,320	47,999
Contingencies — Note 16
Redeemable noncontrolling interests	39	49
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,974	2,940
Accumulated other comprehensive (loss)	(1,843)	(1,082)
Retained earnings	17,722	15,800
Less treasury stock, at cost	(4,184)	(4,021)
TOTAL SHAREHOLDERS’ EQUITY	14,743	13,711
Total liabilities and shareholders’ equity	$63,102	$61,759
SHAREHOLDERS’ EQUITY PER SHARE	$60.59	$56.20

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the three months ended June 30, 2018	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at March 31, 2018 (1)	$74	$2,963	$(1,547)	$16,933	$(4,228)	$14,195	$-	$14,195	$49
Effect of issuing stock for employee benefit plans		11		(17)	44	38		38
Other comprehensive (loss)			(296)			(296)		(296)	(8)
Net income				806		806		806	2
Other transactions impacting noncontrolling interests						-		-	(4)
BALANCE AT JUNE 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39

			Accumulated						Redeemable
		Additional	Other				Other Non-		Non-
For the three months ended June 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests
Balance at March 31, 2017 as reported	$74	$2,912	$(1,252)	$14,356	$(1,864)	$14,226	$3	$14,229	$56
Cumulative effect of accounting for revenue recognition (1)				(24)		(24)		(24)
Balance at March 31, 2017 as retrospectively adjusted	74	2,912	(1,252)	14,332	(1,864)	14,202	3	14,205	56
Effect of issuing stock for employee benefit plans		10		(67)	150	93		93
Other comprehensive income			106			106		106	2
Net income (loss)				813		813	(2)	811	(1)
Repurchase of common stock					(692)	(692)		(692)
Other transactions impacting noncontrolling interests						-		-	1
BALANCE AT JUNE 30, 2017	$74	$2,922	$(1,146)	$15,078	$(2,406)	$14,522	$1	$14,523	$58

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the six months ended June 30, 2018	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at December 31, 2017 as retrospectively adjusted	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging (1)			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation (1)			(229)	229		-		-
Effect of issuing stock for employee benefit plans		34		(86)	112	60		60
Other comprehensive (loss)			(522)			(522)		(522)	(10)
Net income				1,721		1,721		1,721	4
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-	(4)
BALANCE AT JUNE 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39

For the six months ended June 30, 2017
Balance at December 31, 2016 as reported	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Cumulative effect of accounting for revenue recognition (1)				(24)		(24)		(24)
Balance at December 31, 2016 as retrospectively adjusted	74	2,892	(1,382)	13,831	(1,716)	13,699	4	13,703	58
Effect of issuing stock for employee benefit plans		33		(154)	252	131		131
Other comprehensive income			236			236		236	-
Net income (loss)				1,411		1,411	(5)	1,406	(3)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(942)	(942)		(942)
Other transactions impacting noncontrolling interests		(3)				(3)	2	(1)	3
BALANCE AT JUNE 30, 2017	$74	$2,922	$(1,146)	$15,078	$(2,406)	$14,522	$1	$14,523	$58

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Six Months Ended June 30,
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$1,725	$1,403
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	276	286
Realized investment losses (gains)	36	(97)
Deferred income taxes	6	31
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(5)	(222)
Reinsurance recoverables	60	64
Deferred policy acquisition costs	(139)	(137)
Other assets	244	(71)
Insurance liabilities	955	973
Accounts payable, accrued expenses and other liabilities	(246)	(159)
Current income taxes	70	83
Distributions from partnership investments	71	74
Other, net	(33)	48
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,020	2,276
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,273	930
Investment maturities and repayments:
Fixed maturities and equity securities	887	945
Commercial mortgage loans	88	118
Other sales, maturities and repayments (primarily short-term and other long-term investments)	412	1,059
Investments purchased or originated:
Fixed maturities and equity securities	(3,544)	(2,938)
Commercial mortgage loans	(194)	(194)
Other (primarily short-term and other long-term investments)	(501)	(444)
Property and equipment purchases	(220)	(194)
Acquisitions, net of cash acquired	-	(14)
NET CASH (USED IN) INVESTING ACTIVITIES	(1,799)	(732)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	574	686
Withdrawals and benefit payments from contractholder deposit funds	(594)	(733)
Net change in short-term debt	(5)	(14)
Repayment of long-term debt	(131)	(250)
Repurchase of common stock	(310)	(895)
Issuance of common stock	27	76
Other, net	(103)	(13)
NET CASH (USED IN) FINANCING ACTIVITIES	(542)	(1,143)
Effect of foreign currency rate changes on cash and cash equivalents	(17)	25
Net increase in cash and cash equivalents	662	426
Cash and cash equivalents, January 1,	2,972	3,185
Cash and cash equivalents, June 30,	$3,634	$3,611
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$519	$504
Interest paid	$127	$123

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

The financial results of the Company’s businesses are reported in the following segments:

Global Health Care aggregates the Commercial and Government operating segments due to their similar economic characteristics, products and services and regulatory environment:

•

The Commercial operating segment (“Commercial segment”) encompasses both the U.S. commercial and certain international health care businesses serving employers and their employees, other groups and individuals.  Products and services include medical, dental, behavioral health, vision, prescription drug benefit plans, health advocacy programs and other products and services to insured and self-insured customers.

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

Effects of adoption:

• Applies to the Company’s service and mail order pharmacy contracts with customers

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

Effects of adoption:

• An immaterial amount of retained earnings was reclassified to accumulated other comprehensive income, decreasing the opening balance in 2018, for a portion of the hedging instruments that was previously excluded from the assessment of hedge effectiveness for fair value hedges.

• See Note 11 for the Company’s disclosures about derivatives.

Recently Adopted Accounting Guidance

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02) Early adopted as of January 1, 2018

Guidance:

• Allows companies to reclassify the tax effects stranded in accumulated other comprehensive income to retained earnings as a result of H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (referred to throughout this Form 10-Q as “U.S. tax reform” or “U.S. tax reform legislation”)

• Requires additional disclosures of the Company’s accounting policy for releasing income tax effects from accumulated other comprehensive income

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
Leases (ASU 2016-02 and related amendments) Required as of January 1, 2019

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

• The Company is implementing a new lease system and also expects that adoption of the new standard will require changes to internal control over financial reporting.

Updates to Significant Accounting Policies

The Company’s 2017 Form 10-K includes discussion of significant accounting policies in Note 2 or the applicable Notes to the Consolidated Financial Statements.  Significant updates to these policies resulting from the adoption of new accounting guidance in 2018 are provided as follows:

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

The majority of the Company’s revenues are not subject to the guidance in ASC 606, including premiums from insurance contracts and fees for investment-related products accounted for under insurance guidance (ASC 944).  ASC 606 applies to the Company’s service and mail order pharmacy contracts with clients.  See Note 17 for disaggregated revenue from external customers by segment and by major product or service identified with applicable accounting guidance (ASC 944 or ASC 606).

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

The Company may also provide performance guarantees that provide potential refunds to clients if certain service standards, clinical outcomes or financial metrics are not met.  If these standards, outcomes and metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount.  The Company defers revenue by recording a liability for estimated payouts associated with these guarantees within accounts payable, accrued expenses and other liabilities.  The amount of revenue deferred is estimated for each type of guarantee, using either a most likely amount or expected value method depending upon the nature of the guarantee and the information available to estimate refunds.  Estimates are refined each reporting period as additional information on the Company’s performance becomes available, and upon final reconciliation and settlement at the end of the guarantee period.  Amounts accrued and paid for performance guarantees during the reporting periods were not material.

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

(In millions)	June 30, 2018	December 31, 2017
Receivables, net	$911	$885
Contract liabilities	$56	$54

Revenue recognized for the three months and six months ended June 30, 2018 and 2017 that was included in the contract liability balance at the beginning of the reporting period was not material.

The amount of revenue recognized for the three months and six months ended June 30, 2018 and 2017 from performance obligations satisfied in prior periods was not material.

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

Upon completion of the Merger, Cigna stockholders will receive one share of New Cigna common stock in exchange for each share of Cigna common stock held immediately prior to the Merger, and Express Scripts stockholders will receive (1) 0.2434 of a share of New Cigna common stock and (2) the right to receive $48.75 in cash, without interest, subject to applicable withholding taxes (the “Merger Consideration”), in exchange for each share of Express Scripts common stock held immediately prior to the Merger.  After completion of the Merger, shares of New Cigna common stock are expected to be listed for trading on the New York Stock Exchange.

Cigna and Express Scripts have each scheduled stockholders’ meetings for August 24, 2018 to seek certain approvals from their respective stockholders related to the Merger.  In addition to approval of Cigna’s and Express Scripts’ stockholders, consummation of the Merger is subject to the satisfaction of other customary closing conditions, including receipt of applicable regulatory approvals.  The Merger is not subject to a financing condition.  The Company intends to fund the cash portion of the Merger Consideration through a combination of cash on hand, assumed Express Scripts debt and new debt issuance.  See Note 5 for additional information about the financing of the Merger.  The Merger is expected to be completed by December 31, 2018.

The Merger Agreement provides for certain termination rights and fees for both the Company and Express Scripts.  If the Merger Agreement is terminated (1) by Express Scripts because the board of directors of the Company has changed its recommendation prior to obtaining the required approval of the stockholders of the Company, (2) by Express Scripts or the Company if the board of directors of the Company has changed its recommendation and the stockholders of the Company have voted against adopting the Merger Agreement or (3) by the Company in order to enter into an alternative acquisition agreement with respect to a Parent Superior Proposal (as defined in the Merger Agreement) that did not result from a breach of the Company’s non-solicitation obligations, then the Company will be required to pay Express Scripts a fee equal to $1.6 billion (the “Parent Termination Fee”).  Further, if the Merger Agreement is terminated under certain circumstances and within 12 months after the date of such termination the Company enters into an agreement regarding a sale of a majority of the Company’s assets or equity or consummates such a sale, then the Company will be required to pay the Parent Termination Fee prior to or contemporaneously with such entry or consummation.  Express Scripts has reciprocal obligations under specified circumstances to pay a $1.6 billion termination fee to the Company.

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

Other transactions

In May 2018, the Company announced an agreement to acquire OnePath Life NZ Limited from ANZ Bank New Zealand Limited, a part of Australia and New Zealand Banking Group Limited, for NZ$700 million (approximately $470 million as of June 30, 2018).  The Company expects that the transaction will be completed no later than the first quarter of 2019, subject to final regulatory approval.

Transaction-related costs

In connection with the proposed acquisition of Express Scripts, as well as other transactions including the terminated merger with Anthem, Inc. (“Anthem”), the Company has incurred costs of $130 million pre-tax ($109 million after-tax) for the three months and $190 million pre-tax ($159 million after-tax) for the six months ended June 30, 2018.  Transaction-related costs were $16 million pre-tax ($12 million after-tax) for the three months and $79 million pre-tax ($61 million after-tax) for the six months ended June 30, 2017.  These costs consisted primarily of fees for legal, advisory and other professional services as well as amortization of the Bridge Facility fees in 2018. In the second quarter of 2017, the Company recognized an incremental tax benefit of $59 million for costs that became deductible upon the termination of its merger agreement with Anthem.  If the Express Scripts acquisition is consummated, a significant portion of the costs related to that acquisition will not be deductible for federal income tax purposes.

Note 4 – Earnings Per Share

Basic and diluted earnings per share (“EPS”) were computed as follows:

	Three Months Ended
	June 30, 2018			June 30, 2017
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$806		$806	$813		$813
Shares
Weighted average	242,453		242,453	254,087		254,087
Common stock equivalents		2,886	2,886		3,974	3,974
Total shares	242,453	2,886	245,339	254,087	3,974	258,061
EPS	$3.32	$(0.03)	$3.29	$3.20	$(0.05)	$3.15

	Six Months Ended
	June 30, 2018			June 30, 2017
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$1,721		$1,721	$1,411		$1,411
Shares
Weighted average	242,316		242,316	254,879		254,879
Common stock equivalents		3,248	3,248		4,034	4,034
Total shares	242,316	3,248	245,564	254,879	4,034	258,913
EPS	$7.10	$(0.09)	$7.01	$5.54	$(0.09)	$5.45

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2018 and 2017 because their effect was anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Anti-dilutive options	0.9	1.2	0.9	1.9

The Company held approximately 52.8 million shares of common stock in Treasury as of June 30, 2018, and 43.3 million shares as of June 30, 2017.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	June 30,	December 31,
(In millions)	2018	2017
Short-term
Commercial paper	$100	$100
Current maturities of long-term debt	-	131
Other, including capital leases	9	9
Total short-term debt	$109	$240
Long-term
$250 million, 4.375% Notes due 2020	$247	$249
$300 million, 5.125% Notes due 2020	297	299
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021	296	299
$750 million, 4% Notes due 2022	746	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$900 million, 3.25% Notes due 2025	894	894
$600 million, 3.05% Notes due 2027	594	594
$259 million, 7.875% Debentures due 2027	258	258
$45 million, 8.3% Step Down Notes due 2033	45	45
$191 million, 6.15% Notes due 2036	190	190
$121 million, 5.875% Notes due 2041	119	119
$317 million, 5.375% Notes due 2042	315	315
$1,000 million, 3.875% Notes due 2047	988	988
Other, including capital leases	11	9
Total long-term debt	$5,195	$5,199

Bridge Facility.  In March 2018, in connection with the proposed Merger, the Company and New Cigna entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd and 21 additional banks, to provide a $26.7 billion 364-day senior unsecured bridge facility (the “Bridge Facility”).  The Bridge Facility commitment will be reduced if the Company, New Cigna or, in some instances, any of their domestic subsidiaries obtains certain other debt financing, completes certain asset sales or certain equity issuances.  Concurrently with entry into the Term Loan Credit Agreement described below, the Bridge Facility commitment was reduced to $23.7 billion.  The proceeds of the Bridge Facility may be used to finance the Merger, repay certain existing Express Scripts debt and pay related fees and expenses.

The definitive documentation related to the Bridge Facility, if drawn upon at closing of the proposed Merger, will contain customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio – which is the ratio of total consolidated debt to total consolidated capitalization – to be greater than 60%.

The Company accrued approximately $140 million in fees upon entering into the Commitment Letter.  The Company paid $111 million during the six months ended June 30, 2018 and expects to pay the remainder of the fees over the balance of 2018.  The fees were capitalized in other assets and are being amortized to operating expenses over the period the Bridge Facility is outstanding.  The Company recorded amortization of the Bridge Facility fees of $65 million during the three months and $85 million during the six months ended June 30, 2018.

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

Prior to the Merger, the Company is the borrower under the Bridge Facility, the Revolving Credit Agreement and the Term Loan Credit Agreement.  On and after the Merger, New Cigna will be the borrower under each of these agreements.  In certain circumstances, certain subsidiaries of the Company, or after the Merger, New Cigna will be required to guarantee each other’s obligations under the Bridge Facility, the Term Loan Credit Agreement and the Revolving Credit Agreement.

The Company was in compliance with its debt covenants as of June 30, 2018.

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

Activity in medical costs payable was as follows:

	Six Months Ended
	June 30,	June 30,
(In millions)	2018	2017
Beginning balance	$2,719	$2,532
Less: Reinsurance and other amounts recoverable	265	275
Beginning balance, net	2,454	2,257
Incurred costs related to:
Current year	10,906	10,077
Prior years	(168)	(238)
Total incurred	10,738	9,839
Paid costs related to:
Current year	8,557	7,823
Prior years	1,873	1,684
Total paid	10,430	9,507
Ending balance, net	2,762	2,589
Add: Reinsurance and other amounts recoverable	243	259
Ending balance	$3,005	$2,848

Reinsurance and other amounts recoverable in the above table includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business where the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $2.9 billion at June 30, 2018 and $2.7 billion at June 30, 2017.  The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the periods ended June 30, incurred costs related to prior years were attributable to the following factors:

	Six Months Ended
(Dollars in millions)	June 30, 2018		June 30, 2017
	$	%(1)	$	%(2)
Actual completion factors	$93	0.5%	$108	0.6%
Medical cost trend	66	0.3	121	0.6
Other	9	-	9	-
Total favorable (unfavorable) variance	$168	0.8%	$238	1.2%

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

Favorable prior year development increased shareholders’ net income by $66 million for the six months ended June 30, 2018 compared with $97 million for the six months ended June 30, 2017.  This development was attributed to both medical cost trend and completion factors resulting from lower than expected utilization of medical services in both periods.

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

The liability for unpaid claims and claim expenses by segment as of June 30 is as follows:

(In millions)	June 30, 2018	June 30, 2017
Group Disability and Life	$4,573	$4,400
Global Supplemental Benefits	480	452
Other Operations	193	187
Unpaid claims and claim expenses	$5,246	$5,039

Activity in the Group Disability and Life and the Global Supplemental Benefits segments’ liabilities for unpaid claims and claim expenses is presented in the following table.  Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Six Months Ended
(In millions)	June 30, 2018	June 30, 2017
Beginning balance	$4,975	$4,726
Less: Reinsurance	137	121
Beginning balance, net	4,838	4,605
Incurred claims related to:
Current year	2,382	2,224
Prior years:
Interest accretion	77	83
All other incurred	(66)	(71)
Total incurred	2,393	2,236
Paid claims related to:
Current year	1,204	1,074
Prior years	1,101	1,058
Total paid	2,305	2,132
Foreign currency	(14)	13
Ending balance, net	4,912	4,722
Add: Reinsurance	141	130
Ending balance	$5,053	$4,852

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving.  Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business and variations in mortality and morbidity being the most significant factors for other business.  Favorable prior year incurred claims reported for the six months ended June 30, 2018 largely reflect favorable life and voluntary loss ratio experience relative to expectations for claims incurred in 2017.  Favorable prior year incurred claims reported for the six months ended June 30, 2017 largely reflect improved long-term disability resolution rate experience relative to expectations.

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

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	June 30, 2018	December 31, 2017	Collateral and Other Terms at June 30, 2018

Ongoing operations

Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$447	$454

Recoverables from approximately 85 reinsurers, used in the ordinary course of business.  Current balances range from less than $1 million up to $70 million.  Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s, and 12% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		447	454

Acquisition, disposition or runoff activities

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,361	3,436	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	889	928	100% secured by assets in a trust.

	Other	33	34	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	819	850	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	272	283	100% secured by assets in a trust.

Other run-off reinsurance	Various	56	61	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,430	5,592

Total reinsurance recoverables		$5,877	$6,046

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

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Six Months Ended
(In millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Ceded premiums
Individual life insurance and annuity business sold	$34	$33	$71	$72
Other	98	54	196	135
Total ceded premiums	$132	$87	$267	$207
Reinsurance recoveries
Individual life insurance and annuity business sold	$56	$66	$113	$136
Other	-	17	47	46
Total reinsurance recoveries	$56	$83	$160	$182

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments of this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.4 billion remaining as of June 30, 2018.

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

(Dollars in millions, excludes impact of reinsurance ceded)	June 30, 2018	December 31, 2017
Account value	$9,667	$10,109
Net amount at risk	$2,044	$2,112
Number of contractholders	230,000	245,000

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

As of June 30, 2018 and December 31, 2017, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer	June 30, 2018	December 31, 2017	Collateral and Other Terms at June 30, 2018

GMIB	Berkshire	$320	$359	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	191	221
	Liberty Re (Bermuda) Ltd.	173	197	100% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$684	$777

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

The only assumption expected to impact the Company’s future shareholders’ net income is non-performance risk.  The non-performance risk adjustment reflects a market participant’s view of nonpayment risk by adding an additional spread to the discount rate in the fair value calculation of both (a) the GMIB liabilities to be paid by the Company, and (b) the GMIB assets to be paid by the reinsurers, after considering collateral.

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

•                  all annuitants elected to receive their benefit on the next available date (2018 through 2022); and

•                  all underlying mutual fund investment values remained at the June 30, 2018 value of $782 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, the GMIB exposure of $549 million is lower than the recorded liability for GMIB calculated using fair value assumptions.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of June 30, 2018 and December 31, 2017 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately in the Separate Accounts section as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017	As of June 30, 2018	As of December 31, 2017
Financial assets at fair value
Fixed maturities
Federal government and agency	$271	$253	$509	$526	$-	$-	$780	$779
State and local government	-	-	1,045	1,287	-	-	1,045	1,287
Foreign government	-	-	2,411	2,442	44	45	2,455	2,487
Corporate	-	-	18,478	17,658	307	430	18,785	18,088
Mortgage and other asset-backed	-	-	384	343	144	154	528	497
Total fixed maturities	271	253	22,827	22,256	495	629	23,593	23,138
Equity securities (1)	391	412	68	73	33	103	492	588
Subtotal	662	665	22,895	22,329	528	732	24,085	23,726
Short-term investments	-	-	220	199	-	-	220	199
GMIB assets	-	-	-	-	684	777	684	777
Other derivative assets	-	-	32	2	-	-	32	2
Total financial assets at fair value, excluding separate accounts and real estate funds	$662	$665	$23,147	$22,530	$1,212	$1,509	$25,021	$24,704
Real estate funds priced at NAV as a practical expedient (2)							263	N/A
Financial liabilities at fair value
GMIB liabilities	$-	$-	$-	$-	$653	$762	$653	$762
Other derivative liabilities	-	-	54	25	-	-	54	25
Total financial liabilities at fair value, excluding separate accounts	$-	$-	$54	$25	$653	$762	$707	$787

(1) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  As of December 31, 2017, private equity securities of $70 million were included in the Level 3 amount.  See Note 10 for additional information on this accounting policy change.

(2) Beginning in 2018 upon adopting ASU 2016-01, certain real estate funds are carried at fair value (previously carried at cost) based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”) as a practical expedient) including changes in the fair value of its underlying investments.  The funds have a quarterly redemption frequency, 45-90 day redemption notice period and $65 million in unfunded commitments as of June 30, 2018.  See Note 10 for additional information on this accounting policy change.  Prior periods are designated as not applicable (“N/A”) in this table.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of June 30, 2018 or December 31, 2017.  The nature and use of these other derivatives are described in Note 11.

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

The Company classifies certain newly issued, privately-placed, complex or illiquid securities, as well as assets and liabilities relating to GMIB, in Level 3.  Approximately 2% of fixed maturities and equity securities are priced using significant unobservable inputs and classified in this category.

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

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of June 30, 2018 and December 31, 2017.  The range and weighted average basis point amounts (“bps”)  for liquidity and credit spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

	Fair Value as of		Unobservable	Unobservable Adjustment Range (Weighted Average) as of
(Fair value in millions )	June 30, 2018	December 31, 2017	Input	June 30, 2018	December 31, 2017
Fixed maturities
Mortgage and other asset-backed securities	$144	$154	Liquidity	60 - 350 (80) bps	60 - 370 (90) bps
			Weighting of credit spreads	190 - 300 (240) bps	180 - 290 (230) bps
Corporate and government fixed maturities	333	446	Liquidity	80 - 930 (240) bps	70 - 1,650 (300) bps
Total fixed maturities	477	600
Equity securities
Private equity securities (1)	N/A	70	Price-to-EBITDA multiples	N/A	5.0 - 12.0 (8.9)
Hybrid equity securities	33	33	Liquidity	230 bps (3)	270 bps (3)
Total equity securities	33	103
Subtotal	510	703
Securities not priced by the Company (2)	18	29
Total Level 3 securities	$528	$732

(1) Beginning in 2018, private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  Current periods are designated as N/A in this table.

(2) The fair values for these securities use single, unadjusted non-binding broker quotes not developed directly by the Company.

(3) The range and weighted average is equivalent for this security type.

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months and six months ended June 30, 2018 and 2017.  Separate account asset changes are reported separately in the Separate Accounts section as the changes in fair values of these assets generally accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities
(In millions)	2018	2017	2018	2017	2018	2017
Balance at April 1,	$596	$727	$717	$777	$(682)	$(761)
Gains (losses) included in shareholders’ net income
GMIB fair value gain/(loss)	-	-	(27)	15	27	(15)
Other	(1)	1	1	-	(5)	(3)
Total gains (losses) included in shareholders’ net income	(1)	1	(26)	15	22	(18)
Gains (losses) included in other comprehensive income	(5)	5	-	-	-	-
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(2)	9	-	-	-	-
Purchases, sales, settlements
Purchases	6	65	-	-	-	-
Sales	-	(23)	-	-	-	-
Settlements	(13)	(12)	(7)	(15)	7	15
Total purchases, sales and settlements	(7)	30	(7)	(15)	7	15
Transfers into/(out of) Level 3
Transfers into Level 3	-	36	-	-	-	-
Transfers out of Level 3	(53)	(57)	-	-	-	-
Total transfers into/(out of) Level 3	(53)	(21)	-	-	-	-
Balance at June 30,	$528	$751	$684	$777	$(653)	$(764)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$-	$(26)	$15	$22	$(18)

	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities
(In millions)	2018	2017	2018	2017	2018	2017
Balance at January 1,	$732	$776	$777	$799	$(762)	$(780)
Gains (losses) included in shareholders’ net income
GMIB fair value gain (loss)	-	-	(67)	4	69	(4)
Other	(21)	24	(2)	1	11	(7)
Total gains (losses) included in shareholders’ net income	(21)	24	(69)	5	80	(11)
Losses included in other comprehensive income	(10)	(3)	-	-	-	-
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(6)	9	-	-	-	-
Purchases, sales, settlements
Purchases	16	90	-	-	-	-
Sales	(11)	(70)	-	-	-	-
Settlements	(15)	(39)	(24)	(27)	29	27
Total purchases, sales and settlements	(10)	(19)	(24)	(27)	29	27
Transfers into/(out of) Level 3
Transfers into Level 3	20	76	-	-	-	-
Transfers out of Level 3 (2)	(177)	(112)	-	-	-	-
Total transfers into/(out of) Level 3	(157)	(36)	-	-	-	-
Balance at June 30,	$528	$751	$684	$777	$(653)	$(764)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(8)	$(6)	$(69)	$5	$80	$(11)

(1)  Amounts do not accrue to shareholders.

(2) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  $70 million in private equity securities as of December 31, 2017 are included in the June 30, 2018 Transfers out of Level 3 amount.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  During 2018 and 2017, transfers between Level 2 and Level 3 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including metals, mining, energy, electric, capital goods and consumer.  As noted above, transfers out of Level 3 during 2018 also include $70 million of private equity securities that are no longer carried at fair value.

Separate Accounts

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K for additional policy information related to separate accounts.

As of June 30, 2018 and December 31, 2017, separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	June	December	June	December	June	December	June	December
	30,	31,	30,	31,	30,	31,	30,	31,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Guaranteed separate accounts (see Note 16)	$208	$215	$299	$308	$-	$-	$507	$523
Non-guaranteed separate accounts (1)	1,392	1,536	5,356	5,298	256	292	7,004	7,126
Subtotal	$1,600	$1,751	$5,655	$5,606	$256	$292	7,511	7,649
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							776	774
Total separate account assets							$8,287	$8,423

(1)  Non-guaranteed separate accounts included $3.9 billion as of June 30, 2018 and December 31, 2017 in assets supporting the Company’s pension plans, including $0.2 billion classified in Level 3 as of June 30, 2018 and $0.3 billion classified in Level 3 as of December 31, 2017.

Separate account assets in Level 1 primarily include exchange-listed equity securities.  Level 2 assets primarily include:

•      corporate and structured bonds valued using recent trades of similar securities or pricing models that discount future cash flows at estimated market interest rates as described above; and

•      actively-traded institutional and retail mutual fund investments.

Separate account assets classified in Level 3 primarily support Cigna’s pension plans, and include certain newly issued, privately-placed, complex, or illiquid securities that are priced using methods discussed above, as well as commercial mortgage loans.  The following tables summarize the changes in separate account assets reported in Level 3 for the periods ending June 30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Balance, beginning of period	$262	$330	$292	$331
Policyholder (losses) gains	(2)	10	43	37
Purchases, sales and settlements
Purchases	4	7	12	17
Sales	-	(17)	(72)	(52)
Settlements	(8)	-	(12)	(1)
Total purchases, sales and settlements	(4)	(10)	(72)	(36)
Transfers into (out of) Level 3
Transfers into Level 3	-	1	-	1
Transfers out of Level 3	-	(15)	(7)	(17)
Total transfers into (out of) Level 3	-	(14)	(7)	(16)
Balance, end of period	$256	$316	$256	$316

Separate account investments in securities partnerships, real estate, and hedge funds are generally valued based on the separate account’s ownership share of the equity of the investee (NAV as a practical expedient) including changes in the fair values of its underlying investments.  Substantially all of these assets support the Cigna Pension Plans.  The table below provides additional information on these investments.

	Fair Value as of		Unfunded	Data as of June 30, 2018 and December 31, 2017
			Commitments as	Redemption Frequency	Redemption Notice
(In millions)	June 30, 2018	December 31, 2017	of June 30, 2018	(if currently eligible)	Period
Securities Partnerships	$485	$458	$302	Not applicable	Not applicable
Real Estate Funds	247	239	-	Quarterly	45-90 days
Hedge Funds	44	77	-	Up to Annually, varying by fund	30-90 days
Total	$776	$774	$302

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments when they become impaired including real estate, partnership entities, commercial mortgage loans, and certain equity securities with no readily determinable fair value.  There were no such impaired investments written down to fair value for the three and six months ended June 30, 2018.  Impaired values for these asset types representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized losses for the three months and six months ended June 30, 2017.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at June 30, 2018 and December 31, 2017.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in	June 30, 2018		December 31, 2017
(In millions)	the Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,839	$1,866	$1,766	$1,761
Long-term debt, including current maturities, excluding capital leases	Level 2	$5,201	$5,184	$5,730	$5,321

Fair values of off-balance sheet financial instruments were not material as of June 30, 2018 and December 31, 2017.

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

A.      Investment Portfolio

Fixed Maturities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at June 30, 2018:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,561	$1,569
Due after one year through five years	6,678	6,760
Due after five years through ten years	10,430	10,242
Due after ten years	3,935	4,494
Mortgage and other asset-backed securities	519	528
Total fixed maturities	$23,123	$23,593

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
As of June 30, 2018
Federal government and agency	$575	$209	$(4)	$780
State and local government	978	69	(2)	1,045
Foreign government	2,354	120	(19)	2,455
Corporate	18,697	473	(385)	18,785
Mortgage and other asset-backed	519	19	(10)	528
Total fixed maturities	$23,123	$890	$(420)	$23,593
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,282	$525	$(25)	$2,782
As of December 31, 2017
Federal government and agency	$541	$239	$(1)	$779
State and local government	1,196	93	(2)	1,287
Foreign government	2,360	142	(15)	2,487
Corporate	17,301	868	(81)	18,088
Mortgage and other asset-backed	469	29	(1)	497
Total fixed maturities	$21,867	$1,371	$(100)	$23,138
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,200	$681	$(2)	$2,879

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

Based on this review, management believes the unrealized depreciation below to be temporary, and therefore has not impaired these amounts.  The table below summarizes fixed maturities in an unrealized loss position at June 30, 2018 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	June 30, 2018				December 31, 2017
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$9,283	$9,566	$(283)	1,944	$3,272	$3,309	$(37)	797
Below investment grade	$1,285	$1,318	$(33)	1,157	$543	$553	$(10)	643
More than one year
Investment grade	$1,759	$1,852	$(93)	470	$1,503	$1,549	$(46)	373
Below investment grade	$147	$158	$(11)	55	$155	$162	$(7)	42

Equity Securities

Accounting policy.  Upon adopting ASU 2016-01 beginning in 2018, changes in the fair values of equity securities that have a readily determinable fair value (primarily exchange-traded funds) are reported in other realized investment gains (losses).  As of June 30, 2018, the fair values of these securities were $443 million and cost was $453 million.  Also beginning in 2018, private equity securities of $68 million as of June 30, 2018, that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.  The amount of impairments or value changes resulting from observable price changes was not material.

Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of June 30, 2018 and December 31, 2017, fair values of these securities were $49 million.  Cost was $64 million as of June 30, 2018, compared with $61 million as of December 31, 2017.

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of June 30, 2018 and December 31, 2017:

(Dollars in millions)	As of June 30, 2018			As of December 31, 2017
		Average Debt	Average		Average Debt	Average
	Carrying	Service Coverage	Loan-to-	Carrying	Service Coverage	Loan-to-
Loan-to-Value Ratio	Value	Ratio	Value Ratio	Value	Ratio	Value Ratio
Below 60%	$1,195	2.02		$1,109	2.03
60% to 79%	595	1.95		652	2.24
80% to 100%	76	1.49		-	-
Total	$1,866	1.97	57%	$1,761	2.11	57%

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2018 and included an analysis of each underlying property’s December 31, 2017 annual financial statements, rent rolls, operating plans and budgets for 2018, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value for each loan.  Based on property values and cash flows estimated as part of this review, the average loan to value ratio at June 30, 2018 is unchanged from last year and remains very strong.  The portfolio’s average debt service coverage ratio decreased slightly at June 30, 2018 compared with December 31, 2017 due to loans transitioning from interest only to amortizing payments.

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

As of June 30, 2018 and December 31, 2017, there were no impaired commercial mortgage loans.  The average recorded investment in impaired loans and interest income on impaired loans were not material.

Other Long-Term Investments

Accounting policy.  Other long-term investments include investments in unconsolidated entities.  These entities include certain limited partnerships and limited liability companies holding real estate, securities or loans.  These investments are carried at cost plus the Company’s ownership percentage of reported income or loss in cases where the Company has significant influence.  Upon adopting ASU 2016-01 beginning in 2018, the investments are carried at fair value using NAV as a practical expedient in cases when the Company does not have significant influence.

Short-Term Investments and Cash Equivalents

Short-term investments and cash equivalents included the following types of issuers:

	June 30,	December 31,
(In millions)	2018	2017
Corporate securities	$1,663	$1,143
Federal government securities	$621	$604
Foreign government securities	$161	$159
Money market funds	$10	$12

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Fixed maturities	$(26)	$14	$(46)	$16
Equity securities	(7)	1	(26)	34
Commercial mortgage loans	-	(1)	-	(1)
Other investments, including derivatives	30	37	36	48
Realized investment (losses) gains before income taxes	(3)	51	(36)	97
Less income tax (benefit) expense	(1)	17	(11)	32
Net realized investment (losses) gains	$(2)	$34	$(25)	$65

Included in the realized investment gains and losses in the above table were pre-tax asset write-downs on debt securities and other asset write-downs of $23 million for the six months ended June 30, 2018 and $13 million for the six months ended June 30, 2017.  Realized losses on equity securities still held at June 30, 2018 were $7 million for the three months and $26 million for the six months ended June 30, 2018.

The following table presents sales information for available-for-sale securities (fixed maturities in 2018, and fixed maturities and equity securities in 2017).  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Proceeds from sales	$774	$516	$1,273	$930
Gross gains on sales	$13	$12	$18	$59
Gross losses on sales	$(7)	$(2)	$(29)	$(4)

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

Accounting policy.  During the first quarter of 2018, the Company early adopted ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities) with no material impact to its financial statements.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges.  Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various qualitative or quantitative methods appropriate for each hedge.  Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income.  Changes in the fair value of a derivative instrument may not always equal changes in the fair value of the hedged item.  This is referred to as “hedge ineffectiveness” and, with the adoption of ASU 2017-12, is no longer measured and reported separately from the effective portion of the hedge.  The Company excludes certain components of derivative instruments’ changes in fair value from the assessment of hedge effectiveness.  With the adoption of ASU 2017-12, those excluded components are initially recorded in other comprehensive income and recognized in shareholders’ net income over the life of the derivative instrument as further discussed below.  See Note 9 for further information on our policies for determining fair value.  Derivative cash flows are generally reported in operating activities.

During the first quarter of 2018, the Company terminated its Fair Value Hedge of Long-Term Corporate Debt (notional value of $750 million as of December 31, 2017) with no material impact to the Company’s financial statements.  The following tables provide information on the Company’s other specific applications of derivative financial instruments during the periods ended June 30, 2018 and December 31, 2017.

Economic Hedges of Benchmark Interest Rates on Expected Debt Issuances	Notional Value (in millions)
Type of instrument. Swaptions	June 30, 2018	December 31, 2017
	$3,550	$-

Purpose.  To hedge the benchmark interest rates on forecasted coupon cash flows on debt issuances to be used primarily to finance a portion of the proposed acquisition of Express Scripts expected later in 2018.

Terms of derivative instruments.  There is no upfront premium paid or received, and the instruments contain upper and lower threshold strike rates based on the benchmark interest rate.  These instruments provide offsetting economic benefits when the Company receives cash at settlement as rates rise above the upper threshold, and offsetting economic losses when the Company must pay cash at settlement as rates decline below the lower threshold.

Accounting.  Hedge accounting has not been designated for these instruments.  The fair values of the swaption contracts are reported in other assets, including other intangibles, or accounts payable, accrued expenses, and other liabilities.  Changes in fair value and settlements are reported in interest expense.

Cash Flow Hedges of Benchmark Interest Rates on Expected Debt Issuances	Notional Value (in millions)
Type of instrument. Swaptions	June 30, 2018	December 31, 2017
	$2,050	$-

Purpose. To hedge the benchmark interest rates on forecasted coupon cash flows on debt issuances expected later in 2018.

Terms of derivative instruments.  There is no upfront premium paid or received, and the instruments contain upper and lower threshold strike rates based on the benchmark interest rate.  These instruments provide offsetting economic benefits when the Company receives cash at settlement as rates rise above the upper threshold, and offsetting economic losses when the Company must pay cash at settlement as rates decline below the lower threshold.  The notional value of these derivatives matches the par value of the hedged debt issuance.

Accounting.  Using cash flow hedge accounting, the fair values of these instruments are reported in other assets, including other intangibles, or accounts payable, accrued expenses, and other liabilities.  Changes in fair value are reported in accumulated other comprehensive income (“AOCI”).  Upon issuance of the debt, any cumulative gain or loss on these contracts will begin amortizing to interest expense over the life of the hedged debt.

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	June 30, 2018	December 31, 2017
	$478	$318

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

Accounting.  Using fair value hedge accounting, swap fair values are reported in other long-term investments or in accounts payable, accrued expenses and other liabilities.  Changes in fair values attributable to foreign exchange risk of the swap contracts and the hedged bonds are reported in other realized investment gains and losses.  The portion of the swap contracts’ changes in fair value excluded from the assessment of hedge effectiveness is recorded in accumulated other comprehensive income and recognized in net investment income as swap coupon payments are accrued, offsetting the foreign denominated coupons received on the designated bonds.  Prior to adopting ASU 2017-12, changes in fair value of excluded components of the swap contracts were recognized immediately in realized investment gains and losses.

Net Investment Hedge of Certain International Subsidiaries	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	June 30, 2018	December 31, 2017
	$439	$-

Purpose.  During the first quarter of 2018, the Company entered into fixed-for-fixed currency swaps to reduce the risk of changes in net assets due to changes in foreign currency spot exchange rates for certain foreign subsidiaries that conduct their business principally in Euros.

Terms of derivative instruments.  The Company receives fixed rate U.S. dollar coupon and principal payments, and pays fixed rate coupon and principal payments denominated in the functional currency of the hedged foreign subsidiary.  The notional value of hedging instruments matches the hedged amount of subsidiary net assets.  Foreign currency swaps are denominated in Euros.

Accounting.  As a net investment hedge, the fair values of the swap contracts are reported in other assets, including other intangibles, or in accounts payable, accrued expenses, and other liabilities.  The changes in fair values of these instruments are reported in other comprehensive income, specifically in translation of foreign currencies.  The portion of the change in swap fair values relating to foreign exchange spot rates will be recognized in earnings upon deconsolidation of the hedged foreign subsidiaries.  The remaining changes in swap fair value are excluded from the effectiveness assessment and recognized in other operating expenses as swap coupon payments are accrued.

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	June 30, 2018	December 31, 2017
	$309	$255

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

Gross fair values of our derivative financial instruments are presented in Note 9.  As of June 30, 2018 and December 31, 2017, and for the three months and six months ended June 30, 2018 and 2017, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including amounts excluded from the assessment of hedge effectiveness, as well as associated gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of June 30, 2018 or December 31, 2017.

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

The Company determined it was not a primary beneficiary in any material variable interest entities as of June 30, 2018 or December 31, 2017.  The Company’s involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.  The Company owns interests in securities limited partnerships and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact these partnerships’ operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.7 billion across approximately 125 limited partnerships as of June 30, 2018 includes $1.4 billion reported in other long-term investments and commitments to contribute an additional $1.3 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.  In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to its carrying amount of $0.6 billion as of June 30, 2018, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

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

Note 13 — Accumulated Other Comprehensive Income (Loss) (“AOCI”)

AOCI includes the Company’s share from entities accounted for using the equity method.  AOCI excludes amounts required to adjust future policy benefits for the run-off settlement annuity business and a portion of deferred acquisition costs associated with the corporate-owned life insurance business.  Generally, tax effects in AOCI are established at the currently enacted tax rate and reclassified to net income in the same period that the related pre-tax AOCI reclassifications are recognized.  As discussed in Note 2, the Company early adopted ASU 2018-02 effective January 1, 2018 and $229 million of stranded tax effects resulting from U.S. tax reform legislation enacted in 2017 were reclassified from AOCI to retained earnings.  Changes in the components of AOCI, including the reclassification of the stranded tax effects, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Securities
Beginning balance	$110	$369	$328	$362
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	65	-
Reclassification adjustment to retained earnings related to new financial instruments guidance(1)	-	-	(4)	-
Adjusted beginning balance	110	369	389	362
(Depreciation) appreciation on securities	(176)	115	(555)	168
Tax benefit (expense)	37	(38)	113	(62)
Net (depreciation) appreciation on securities	(139)	77	(442)	106
Reclassification adjustment for losses (gains) included in shareholders’ net income (net realized investment gains)	(2)	(15)	28	(50)
Tax (expense) benefit	-	5	(6)	18
Net losses (gains) reclassified from AOCI to net income	(2)	(10)	22	(32)
Other comprehensive (loss) income, net of tax	(141)	67	(420)	74
Ending balance	$(31)	$436	$(31)	$436

Derivatives
Beginning balance	$(11)	$-	$-	$3
Reclassification adjustment from retained earnings related to new hedging guidance(1)	-	-	(6)	-
Adjusted beginning balance	(11)	-	(6)	3
(Depreciation) on derivatives	(10)	-	(16)	-
Tax benefit	2	-	3	-
Net (depreciation) on derivatives	(8)	-	(13)	-
Reclassification adjustment for (gains) included in shareholders’ net income (net realized investment gains)	-	-	-	(4)
Tax benefit	-	-	-	1
Net (gains) reclassified from AOCI to net income	-	-	-	(3)
Other comprehensive (loss), net of tax	(8)	-	(13)	(3)
Ending balance	$(19)	$-	$(19)	$-

Translation of foreign currencies
Beginning balance	$(24)	$(257)	$(65)	$(369)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	(4)	-
Adjusted beginning balance	(24)	(257)	(69)	(369)
Translation of foreign currencies	(151)	30	(105)	141
Tax (expense) benefit	(1)	(3)	(2)	(2)
Net translation of foreign currencies	(152)	27	(107)	139
Ending balance	$(176)	$(230)	$(176)	$(230)

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Postretirement benefits liability
Beginning balance	$(1,622)	$(1,364)	$(1,345)	$(1,378)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	(290)	-
Adjusted beginning balance	(1,622)	(1,364)	(1,635)	(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	17	17	34	32
Reclassification adjustment for settlement (other operating expenses)	-	-	-	6
Tax (expense)	(3)	(7)	(7)	(14)
Net adjustments reclassified from AOCI to net income	14	10	27	24
Valuation update	(12)	2	(12)	2
Tax benefit (expense)	3	-	3	-
Net change due to valuation update	(9)	2	(9)	2
Other comprehensive income, net of tax	5	12	18	26
Ending balance	$(1,617)	$(1,352)	$(1,617)	$(1,352)

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

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$-	$1	$1	$1	$-	$-	$-	$-
Interest cost	42	45	84	93	2	2	4	5
Expected long-term return on plan assets	(64)	(64)	(128)	(129)	-	-	-	-
Amortization of:
Net loss from past experience	18	17	35	33	-	-	-	-
Prior service cost	-	-	-	-	(1)	-	(1)	(1)
Settlement loss	-	-	-	6	-	-	-	-
Net cost	$(4)	$(1)	$(8)	$4	$1	$2	$3	$4

All components of pension and other postretirement benefit costs are reported in operating expenses.  The Company funds its domestic qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.  The Company did not make any pension contributions during the six months ended June 30, 2018, and does not expect to make any pension contributions for the remainder of 2018.

Note 15 — Income Taxes

A. Income Tax Expense

The consolidated effective tax rate decreased to 25.6% for the six months ended June 30, 2018 compared with 30.7% for the six months ended June 30, 2017.  The significantly lower effective tax rate for 2018 was attributable to a lower U.S. tax rate effective January 1, 2018 resulting from U.S. tax reform legislation enacted in 2017.  This favorable effect was partially offset by the reinstatement of the non-deductible health insurance industry tax in 2018 and the absence of an incremental tax benefit recognized in the second quarter of 2017 associated with merger-related costs (see Note 3).

For the six months ended June 30, 2018, there were no adjustments to the provisional amounts first recognized in fourth quarter 2017 as a result of U.S. tax reform legislation.  In accordance with guidance of the staff of the Securities and Exchange Commission, the Company’s accounting for these amounts will be evaluated and adjusted, if needed, until we file our 2017 U.S. tax return later in 2018.  In addition, the Company has evaluated the global intangible low-taxed income (“GILTI”) provisions of U.S. tax reform that became effective January 1, 2018.  For the six months ended June 30, 2018, the GILTI tax impact was immaterial.  The Company will continue to evaluate these provisions in future periods as further guidance emerges.  It is the Company’s policy to recognize any GILTI taxes as period costs when incurred.

The Company’s foreign operations continue to maintain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas.  The Company does not intend to repatriate these earnings to the United States.  If the Company had intended to repatriate these foreign earnings to the United States, the Company would have recorded additional deferred tax liabilities of approximately $138 million for foreign withholding taxes as of June 30, 2018.  A portion of these taxes may be eligible for credit against the Company’s U.S. tax liability.

B. Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the six months ended June 30, 2018.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments.  As of June 30, 2018 employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $460 million.  Approximately 12% of these are reinsured by Prudential.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of June 30, 2018.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 9).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had indemnification obligations to a lender of approximately $90 million as of June 30, 2018, related to a borrowing by a certain real estate joint venture that the Company records as an investment.  This borrowing (a nonrecourse obligation of the Company) matures in 2021 and is secured by the joint venture’s real estate property with a fair value in excess of the loan amount.  The Company’s indemnification obligation would require payment to the lender for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under this indemnification obligation.  Any payment that might be required could be recovered through a refinancing or sale of the assets.  The Company also has recourse to the partner for their proportionate share of amounts paid.  There were no liabilities required for this indemnification obligation as of June 30, 2018.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

In first quarter 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and a charge of approximately $130 million before-tax ($85 million after-tax).  As of June 30, 2018, the recorded liability for this assessment was approximately $42 million.  Updates to the amount of the Penn Treaty assessment were not material in 2018.  A portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

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

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below.  When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The estimated loss is the Company’s best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range).  For material pending litigation and legal or regulatory matters discussed below, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated.  The Company had pre-tax accruals as of June 30, 2018 of $195 million ($155 million after-tax) for the matters discussed below under “Litigation Matters.”  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

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

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  From that time through July 25, 2018, both parties have disputed various aspects of the Court’s interpretation and the Court has attempted to clarify.  On July 14, 2017, the Court issued a ruling clarifying certain aspects of the January 2016 order.  The Plaintiffs filed a motion for reconsideration of the July 14, 2017 ruling that was denied by the Court on November 7, 2017.  On July 25, 2018, the Court issued an oral ruling.  It is anticipated that the Plan will be amended promptly to comply with the District Court’s orders and the remedy benefits will begin to be paid as soon as practicable thereafter.  The Company’s reserve for this litigation is adequate at June 30, 2018, based on calculations consistent with the latest guidance from the Court.

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

Disability claims regulatory matter.  During the second quarter of 2013, the Company finalized an agreement with the Departments of Insurance for Maine, Massachusetts, Pennsylvania, Connecticut and California (together, the “monitoring states”) related to the Company’s long-term disability claims handling practices.  The agreement requires primarily:  (1) enhanced procedures related to documentation and disposition and (2) a two-year monitoring period followed by a re-examination.  Management believes the Company has addressed the requirements of the agreement.  If the monitoring states find material non-compliance with the agreement upon re-examination, the Company may be subject to additional costs and penalties or requests to change its business practices that could negatively impact future earnings for this business.

Other Legal Matters

Litigation related to the Merger.  Following announcement of the Company’s Merger Agreement with Express Scripts as discussed in Note 3, putative class action complaints (collectively the “complaints”) have been filed against Express Scripts and the Express Scripts board of directors.  Certain of these complaints also include Cigna, New Cigna, Cigna Merger Sub and Express Scripts Merger Sub as defendants.  The complaints allege that the registration statement filed in connection with the Merger (and certain amendments thereto) omitted material information in violation of Sections 14(a) and 20(a) of the Exchange Act, rendering the registration statement false and misleading.  Among other remedies, the complaints seek to enjoin the Express Scripts special meeting and the closing of the Merger, as well as damages, costs and attorneys’ fees.  The defendants believe that the lawsuits are without merit.

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

The litigation between the parties remains pending.  Trial is scheduled for February 2019.  We believe in the merits of our claims and dispute Anthem’s claims, and we intend to vigorously defend ourselves and pursue our claims.  The outcomes of lawsuits are inherently unpredictable, and we may be unsuccessful in the ongoing litigation or any future claims or litigation.

Note 17 — Segment Information

See Note 1 for a description of the Company’s reporting segments.

In the Company’s segment disclosures, we present “operating revenues,” defined as total revenues excluding realized investment results.  Beginning in 2018, realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded due to the potential increased volatility in investment results after adopting ASU 2016-01.  Investment gains or losses are managed based on factors largely unrelated to the underlying business purpose of each segment and are not indicative of the underlying performance of the Company’s core business operations, so they are excluded from operating revenues.

The Company uses “adjusted income (loss) from operations” as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of core business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•      Realized investment results, including changes in market values of certain financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.  As discussed above, beginning in 2018, realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

•      Amortization of other intangible assets related to costs incurred for acquisitions

•      Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.  Further context about these items is provided in the footnotes listed in the table below.

	Three Months Ended
	June 30, 2018		June 30, 2017
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Transaction-related costs - see Note 3	$130	$109	$16	$(47)
Total impact from special items	$130	$109	$16	$(47)

	Six Months Ended
	June 30, 2018		June 30, 2017
	Before-tax	After-tax	Before-tax	After-tax
Transaction-related costs - see Note 3	$190	$159	$79	$2
Long-term care guaranty fund assessment - see Note 16(D)	-	-	129	83
Total impact from special items	$190	$159	$208	$85

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended June 30, 2018
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$9,025	$1,050	$1,031	$33	$(11)	$11,128
Net investment income	125	36	96	88	7	352
Less net realized investment (losses) from equity method subsidiaries (2)	-	(20)	-	-	-	(20)
Operating revenues	$9,150	$1,106	$1,127	$121	$(4)	$11,500
Total revenues	$9,155	$1,075	$1,132	$119	$(4)	$11,477
Shareholders’ net income (loss)	$780	$86	$107	$19	$(186)	$806
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses (2)	(4)	27	(4)	2	1	22
Amortization of other acquired intangible assets, net	13	5	-	-	-	18
Special item
Transaction-related costs	-	-	-	-	109	109
Adjusted income (loss) from operations	$789	$118	$103	$21	$(76)	$955

Three Months Ended June 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$8,100	$924	$1,023	$30	$(11)	$10,066
Net investment income	92	31	89	88	8	308
Operating revenues	$8,192	$955	$1,112	$118	$(3)	$10,374
Total revenues	$8,224	$954	$1,134	$116	$(3)	$10,425
Shareholders’ net income (loss)	$599	$101	$97	$17	$(1)	$813
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses	(22)	-	(14)	2	-	(34)
Amortization of other acquired intangible assets, net	14	4	-	-	-	18
Special items
Transaction-related costs	-	-	-	-	(47)	(47)
Adjusted income (loss) from operations	$591	$105	$83	$19	$(48)	$750

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2) Beginning in 2018, the Company’s share of the realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in other revenues) is excluded from operating revenues and adjusted income from operations.

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Six Months Ended June 30, 2018
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$17,999	$2,116	$2,057	$64	$(24)	$22,212
Net investment income	240	70	186	173	12	681
Less net realized investment (losses) on equity method subsidiaries (2)	-	(22)	-	-	-	(22)
Operating revenues	$18,239	$2,208	$2,243	$237	$(12)	$22,915
Total revenues	$18,224	$2,175	$2,232	$239	$(13)	$22,857
Shareholders’ net income (loss)	$1,622	$191	$161	$48	$(301)	$1,721
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment losses (gains) (2)	11	28	9	(3)	2	47
Amortization of other acquired intangible assets	27	11	-	-	-	38
Special item
Transaction-related costs	-	-	-	-	159	159
Adjusted income (loss) from operations	$1,660	$230	$170	$45	$(140)	$1,965

Six Months Ended June 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$16,295	$1,805	$2,055	$60	$(24)	$20,191
Net investment income	184	59	178	174	16	611
Operating revenues	$16,479	$1,864	$2,233	$234	$(8)	$20,802
Total revenues	$16,537	$1,876	$2,263	$231	$(8)	$20,899
Shareholders’ net income (loss)	$1,143	$178	$156	$37	$(103)	$1,411
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses	(38)	(9)	(20)	2	-	(65)
Amortization of other acquired intangible assets	28	10	-	-	-	38
Special items
Transaction-related costs	-	-	-	-	2	2
Long-term care guaranty fund assessment	68	-	15	-	-	83
Total special items	68	-	15	-	2	85
Adjusted income (loss) from operations	$1,201	$179	$151	$39	$(101)	$1,469

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2) Beginning in 2018, the Company’s share of the realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in other revenues) is excluded from operating revenues and adjusted income from operations.

Revenue from external customers includes premiums, fees and other revenues and mail order pharmacy revenues.  The following table presents these revenues by product type for the periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Premiums by product (ASC 944 - insurance activities)
Global Health Care
Commercial
Guaranteed cost	$2,046	$1,522	$4,045	$3,065
Experience-rated	736	727	1,475	1,454
Stop loss	993	856	1,973	1,708
International health care	515	479	1,028	954
Dental	482	441	961	882
Other	259	243	517	489
Government
Medicare	1,461	1,389	2,959	2,850
Medicaid	243	273	478	553
Medicare Part D	189	198	417	432
Total Global Health Care	6,924	6,128	13,853	12,387
Disability	510	491	1,015	992
Life, Accident and Supplemental Health	1,551	1,413	3,090	2,780
Total premiums from ongoing operations	8,985	8,032	17,958	16,159
Fees (ASC 606 - service activities)
Global Health Care	1,333	1,213	2,659	2,433
Global Supplemental Benefits	8	7	15	12
Group Disability and Life	25	25	50	52
Total fees from ongoing operations	1,366	1,245	2,724	2,497
Mail order pharmacy (ASC 606 - service activities)	758	757	1,475	1,467
Other	19	32	55	68
Total revenues from external customers	$11,128	$10,066	$22,212	$20,191

Premiums from the Centers for Medicare and Medicaid Services (“CMS”) were 18% of consolidated revenues for the six months ended June 30, 2018 and 17% for the six months ended June 30, 2017.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of June 30, 2018 compared with December 31, 2017 and our results of operations for the three months and six months ended June 30, 2018 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

Unless otherwise indicated, financial information in the MD&A is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  See Note 2 to the Consolidated Financial Statements in our 2017 Form 10-K for additional information regarding our significant accounting policies and Note 2 to the Consolidated Financial Statements in this Form 10-Q for updates to those accounting policies resulting from adopting new accounting guidance.  The preparation of interim consolidated financial statements necessarily relies heavily on estimates.  This and certain other factors, such as the seasonal nature of portions of the health care and related benefits business, as well as competitive and other market conditions, call for caution in estimating full-year results based on interim results of operations.  In some of our financial tables in this MD&A, we present percentage changes or “N/M” when those changes are so large as to become not meaningful.  Changes in percentages are expressed in basis points (“bps”).

In this MD&A, our consolidated measures “operating revenues” and “adjusted income from operations” are not determined in accordance with GAAP and should not be viewed as substitutes for the most directly comparable GAAP measures “total revenues” and “shareholders’ net income.”

We define operating revenues as total revenues excluding realized investment results.  Beginning in 2018, realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded from operating revenues due to the potential increased volatility in investment results after adopting Accounting Standards Update (“ASU”) 2016-01.  Investment gains or losses are managed based on factors largely unrelated to the underlying business purpose of each segment and are not indicative of the underlying performance of our core business operations, so they are excluded from operating revenues.

We use adjusted income (loss) from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (loss) excluding after-tax realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•                  Realized investment results, including changes in market values of certain financial instruments between balance sheet dates as well as gains and losses associated with invested asset sales.  As discussed above, beginning in 2018, realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

•                  Amortization of other intangible assets related to costs incurred for acquisitions

•                  Special items, if any, that management believes are not representative of the underlying results of operations.  See Note 17 to the Consolidated Financial Statements for descriptions of special items.

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

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to:  our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions, including with respect to the Merger; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; our ability to obtain shareholder or regulatory approvals required for the Merger or the requirement to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; the possibility that the anticipated benefits from the Merger cannot be realized in full or at all or may take longer to realize than expected; a longer time than anticipated to consummate the proposed Merger; problems regarding the successful integration of the businesses of Express Scripts and Cigna; unexpected costs regarding the proposed Merger; diversion of management’s attention from ongoing business operations and opportunities during the pendency of the Merger; potential litigation associated with the proposed Merger; the ability to retain key personnel; the availability of financing, including relating to the proposed Merger; effects on the businesses as a result of uncertainty surrounding the proposed Merger; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) as well as the risks and uncertainties described in Express Scripts’ most recent report on Form 10-K and subsequent reports filed with the SEC.

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

For further information on our business and strategy, please see Part 1, Item 1, “Business” in our 2017 Form 10-K.

Summarized below are key measures of our performance by reporting segment for the six months ended June 30, 2018 and 2017:

Financial highlights by segment

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change	2018	2017	% Change
Total revenues (1)	$11,477	$10,425	10%	$22,857	$20,899	9%
Operating revenues (1)
Global Health Care	$9,150	$8,192	12%	$18,239	$16,479	11%
Global Supplemental Benefits	1,106	955	16	2,208	1,864	18
Group Disability and Life	1,127	1,112	1	2,243	2,233	-
Other Operations	121	118	3	237	234	1
Corporate	(4)	(3)	(33)	(12)	(8)	(50)
Consolidated operating revenues	$11,500	$10,374	11%	$22,915	$20,802	10%
Shareholders’ net income (1)	$806	$813	(1)%	$1,721	$1,411	22%
Adjusted income (loss) from operations (1)
Global Health Care	$789	$591	34%	$1,660	$1,201	38%
Global Supplemental Benefits	118	105	12	230	179	28
Group Disability and Life	103	83	24	170	151	13
Other Operations	21	19	11	45	39	15
Corporate	(76)	(48)	(58)	(140)	(101)	(39)
Total adjusted income from operations	$955	$750	27%	$1,965	$1,469	34%
Earnings per share (diluted)
Shareholders’ net income (1)	$3.29	$3.15	4%	$7.01	$5.45	29%
Adjusted income from operations (1)	$3.89	$2.91	34%	$8.00	$5.67	41%

				As of June 30,
				2018	2017
Global medical customers (in thousands)				16,236	15,654	4%

(1) See page 50 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

See Note 1 to the Consolidated Financial Statements for a description of our reporting segments.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 57.

Consolidated results of operations (GAAP basis)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Premiums	$9,012	$8,057	12%	$18,011	$16,208	11%
Fees and other revenues	1,358	1,252	8	2,726	2,516	8
Net investment income	352	308	14	681	611	11
Mail order pharmacy revenues	758	757	-	1,475	1,467	1
Net realized investment (losses) gains	(3)	51	(106)	(36)	97	(137)
Total revenues	11,477	10,425	10	22,857	20,899	9
Less: net realized investment (losses) gains	(3)	51	(106)	(36)	97	(137)
Less: net realized investment (losses) from equity method subsidiaries (1)	(20)	-	N/M	(22)	-	N/M
Consolidated operating revenues	11,500	10,374	11	22,915	20,802	10
Global Health Care medical costs	5,421	4,890	11	10,738	9,839	9
Other benefit expenses	1,424	1,335	7	2,879	2,702	7
Mail order pharmacy costs	613	626	(2)	1,174	1,207	(3)
Operating expenses	2,893	2,412	20	5,695	5,067	12
Amortization of other acquired intangible assets	24	28	(14)	51	60	(15)
Total benefits and expenses	10,375	9,291	12	20,537	18,875	9
Income before income taxes	1,102	1,134	(3)	2,320	2,024	15
Income taxes	294	324	(9)	595	621	(4)
Net income	808	810	-	1,725	1,403	23
Less: net income (losses) attributable to noncontrolling interests	2	(3)	167	4	(8)	150
Shareholders’ net income	$806	$813	(1)%	$1,721	$1,411	22%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change	Six Months Ended		Change
	June 30,		Favorable	June 30,		Favorable
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Shareholders’ net income	$806	$813	(1)%	$1,721	$1,411	22%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	22	(34)		47	(65)
Amortization of other acquired intangible assets	18	18		38	38
Special items
Transaction-related costs	109	(47)		159	2
Long-term care guaranty fund assessment	-	-		-	83
Total special items	109	(47)		159	85
Adjusted income from operations	$955	$750	27%	$1,965	$1,469	34%

Other key consolidated financial data

	Three Months Ended		Change		Six Months Ended		Change
	June 30,		Favorable		June 30,		Favorable
(In millions)	2018	2017	(Unfavorable)		2018	2017	(Unfavorable)
Earnings per share (diluted)
Shareholders’ net income	$3.29	$3.15	4%		$7.01	$5.45	29%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	0.09	(0.13)			0.19	(0.25)
Amortization of other acquired intangible assets	0.07	0.07			0.15	0.15
Special items
Transaction-related costs	0.44	(0.18)			0.65	-
Long-term care guaranty fund assessment	-	-			-	0.32
Adjusted income from operations	$3.89	$2.91	34%		$8.00	$5.67	41%
Effective tax rate	26.7%	28.6%	190	bps	25.6%	30.7%	510	bps

(1) Beginning in 2018, our share of the realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in other revenues) is excluded from operating revenues and adjusted income from operations.

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income decreased slightly for the three months ended June 30, 2018 compared with the same period in 2017 primarily due to increased after-tax transaction costs reported as a special item and lower realized investment results, offset by higher adjusted income from operations.  For the six months ended June 30, 2018, the increase was driven by higher adjusted income from operations partially offset by increased after-tax transaction costs reported as a special item and lower realized investment results.

Adjusted income from operations increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, primarily due to the impact of a lower U.S. tax rate effective January 1, 2018.  Customer growth in our Global Health Care and Global Supplemental Benefits segments, together with increased contributions from specialty products in our Commercial segment also contributed meaningfully to the increases.

Revenues for the three months and six months ended June 30, 2018 increased compared with the same periods in 2017 primarily resulting from business growth in our Global Health Care and Global Supplemental Benefits segments.  Components of the revenue increases were as follows:

•                  Premiums increased, primarily reflecting customer growth in the Commercial segment including contributions from specialty products as well as growth in the Global Supplemental Benefits segment.  Also contributing to the increases were higher rates in our Commercial segment reflecting:  1) underlying medical cost trend; 2) the government’s suspension of cost share reduction subsidies; and 3) the resumption of the health insurance industry tax.

•                  Fees and other revenues also increased, primarily due to growth in our specialty businesses and an increased customer base for our administrative services only (“ASO”) business.

•                  Net investment income was higher, reflecting growth in average assets and higher yields, largely driven by increased partnership income.

•                  Realized investment results declined for the three months and six months ended June 30, 2018 reflecting lower gains on sales of alternative, partnership and fixed maturity investments as well as mark-to-market losses on equity securities reported in net income as required by ASU 2016-01 beginning in 2018.

Global medical customers.  Our medical customer base increased as of June 30, 2018 compared with June 30, 2017, reflecting growth primarily in our select and middle market segments.

Commentary on Other Components of Consolidated Results of Operations

•                  Global Health Care medical costs increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, primarily due to customer growth in the Commercial segment and medical cost trend.

•                  Other benefit expenses increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, driven by customer growth in the Global Supplemental Benefits segment.

•                  Operating expenses increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 driven by the resumption of the health insurance industry tax in 2018, volume-based expenses reflecting business growth, spending on business initiatives and increased transaction-related costs.  For the six months ended June 30, 2018, the absence of the long-term care guaranty fund assessment recognized in the first quarter of 2017 partially offset the increase.

•                  Effective tax rates decreased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, primarily due to a lower U.S. tax rate effective January 1, 2018.  This favorable effect was partially offset by the resumption of the non-deductible health insurance industry tax in 2018 and the absence of the incremental tax benefit recognized in the second quarter of 2017 associated with certain transaction costs related to the terminated merger with Anthem.

Key Transactions and Developments

Proposed Acquisition of Express Scripts

On March 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts Holding Company (“Express Scripts”), Halfmoon Parent, Inc., a direct wholly owned subsidiary of the Company (“New Cigna”), Halfmoon I, Inc., a direct wholly owned subsidiary of New Cigna (“Cigna Merger Sub”), and Halfmoon II, Inc., a direct wholly owned subsidiary of New Cigna (“Express Scripts Merger Sub”).  See Note 3 to the Consolidated Financial Statements for additional details of our proposed acquisition of Express Scripts (the “Merger”).  We have incurred material costs related to this proposed acquisition and we expect these costs to continue to be significant for the remainder of 2018.  These costs are being reported in “transaction-related costs” as a special item and excluded from adjusted income from operations.  See the “Liquidity and Capital Resources” section of the MD&A for further discussion of the financing for the proposed acquisition.

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was enacted in December 2017.  The legislation was highlighted by a reduction in the corporate income tax rate to 21% effective January 1, 2018.  As further discussed in Note 15 to the Consolidated Financial Statements, our effective tax rate declined significantly for the three months and six months ended June 30, 2018 compared with the same periods in 2017, contributing to a material increase in shareholders’ net income.  We would expect that trend to continue in 2018.  Through June 30, 2018 there were no adjustments to the provisional amounts first recognized in 2017 as a result of U.S. tax reform legislation.  In accordance with guidance of the staff of the SEC, our accounting for these amounts is not complete and is expected to be evaluated and adjusted, as needed, until we file our 2017 U.S. tax return later in 2018.  In addition, we have evaluated the global intangible low-taxed income (“GILTI”) provisions of U.S. tax reform that became effective January 1, 2018.  For the three months and six months ended June 30, 2018, the GILTI tax impact was immaterial.  We will continue to evaluate these provisions in future periods as further guidance emerges.  It is our policy to recognize any GILTI taxes as period costs when incurred.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2017 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of June 30, 2018.

Item	Description

Medicare Advantage (“MA”)

Medicare Star Quality Ratings (“Star Ratings”):  Medicare Advantage plans must have a Star Rating of four Stars or greater to qualify for bonus payments.  Approximately 60% of our Medicare Advantage customers are in a four Star or greater plan for bonus payments to be received in 2018.  We now expect that approximately 70% of our Medicare Advantage customers will be in a four Star or greater plan for bonus payments to be received in 2019.

2019 MA Rates:  Final MA reimbursement rates for 2019 were published by CMS in April 2018.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2019.

Item	Description

Health Care Reform Act Taxes and Fees

Health Insurance Industry Tax:  Federal legislation imposed a moratorium on the health insurance industry tax for 2017 and 2019.  The industry tax is being assessed in 2018 and, under current law, will be imposed in 2020.  The industry tax for Cigna in 2018 is expected to approximate $370 million ($245 million for Commercial and $125 million for Government).  We recorded $88 million for the three months and $185 million for the six months ended June 30, 2018 for the industry tax.  For our Commercial business, the tax is reflected in our 2018 premium rates, and did not have a material effect on shareholders’ net income for the six months ended June 30, 2018.  For our Medicare business, the earnings impact in 2018 resulting from this renewed tax was somewhat offset with benefit and pricing changes.  Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate for the six months ended June 30, 2018, and we expect this negative effect to continue throughout 2018.

Public Health Exchanges

Market Participation:  For 2018, we offer individual coverage on six public health insurance exchanges in the following states:  Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia.

Cost Sharing Reduction Subsidies:  The ACA provides for cost sharing reductions that offset the amount that qualifying customers pay for deductibles, copayments and coinsurance.  The federal government provided funding for the cost sharing reduction subsidies to the qualifying customer’s insurer until October 2017 when these payments were stopped.  The attorneys general of 18 states and the District of Columbia sued the Trump administration, seeking to require the administration to continue paying these subsidies.  In October 2017, the court denied the request of the attorneys general for an injunction, allowing the government to cease providing the cost sharing reduction payments to insurers during the pendency of the matter.  In July 2018, the court granted a motion by the states to dismiss the lawsuit without prejudice, meaning the states may refile a lawsuit at a later time.  The U.S. Congress discussed the potential funding of these subsidies earlier this year and could revisit the issue in the future.  We will continue to monitor developments.  Our premium rates for the 2018 plan year reflect the government’s decision to cease paying these subsidies.

Risk Mitigation Programs

See the MD&A in our 2017 Form 10-K for a description of the allowance for the balance of our risk corridor receivable.  In June 2018, the U.S. Federal Circuit court ruled that health insurers are not entitled to receive amounts due under the risk corridor program that have been withheld by Congress.  The plaintiffs have asked the full Federal Circuit court to review this unfavorable decision.  As of June 30, 2018, we continue to carry this allowance based on the current status of court decisions.

In February of 2018, a federal judge issued a decision invalidating the use of statewide average premium for risk adjustment purposes.  In response, on July 7th, CMS temporarily suspended collections and payments under the program.  On July 24th, CMS issued a final rule clarifying the 2017 program methodology and addressing issues raised in the ruling by the federal judge.  This rule clears the way for CMS to resume risk adjustment collections and payments for the 2017 program year.  Despite the issuance of a final rule, the resolution of the legal matter remains uncertain.  As of June 30, 2018, our financial statements reflect the risk adjustment balances for the 2018 and 2017 plan years under the rules currently in effect for the program.

The following table presents our balances associated with the risk adjustment program as of June 30, 2018 and December 31, 2017.

	Receivable (Payable) Balance
	June 30,	December 31,
(In millions)	2018	2017
Risk Adjustment
Receivables (1)	$86	$69
Payables (2)	(363)	(250)
Net risk adjustment	$(277)	$(181)

(1) Receivables, net of allowances, are reported in premiums, accounts and notes receivable in the Consolidated Balance Sheets.

(2) Payables are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

After-tax charges for the risk adjustment program were $15 million for the three months and $75 million for the six months ended June 30, 2018 compared with $33 million and $51 million for the same periods in 2017.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries, subject to applicable regulatory limits.

Cash flows for the six months ended June 30, were as follows:

(In millions)	2018	2017
Operating activities	$3,020	$2,276
Investing activities	$(1,799)	$(732)
Financing activities	$(542)	$(1,143)

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

Cash provided by operating activities increased for the six months ended June 30, 2018 compared with the same period in 2017, primarily driven by higher net income.  Both periods included early receipt of July payments from CMS of approximately $740 million in 2018 and $700 million for 2017.

Investing activities

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized internal-use software, as well as cash used to acquire businesses.

Cash used in investing activities increased for the six months ended June 30, 2018 compared with the same period in 2017, primarily due to higher net investment purchases.

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

Cash used in financing activities decreased for the six months ended June 30, 2018 compared with the same period in 2017, primarily due to lower stock repurchases and repayments of long-term debt partially offset by bridge financing fees paid in 2018.

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

Year to date through August 1, 2018, we repurchased 1.3 million shares for approximately $275 million.  We do not expect to conduct additional share repurchases prior to closing of the Express Scripts combination.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Interest expense	$69	$60	$128	$122

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

At June 30, 2018, there was $1.2 billion in cash and marketable investments available at the parent company level.  For the remainder of 2018, the parent company’s cash obligations are approximately $250 million, primarily for interest payments and incurred but unpaid bridge financing fees.  In the first quarter of 2018, we repaid $131 million of long-term debt.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we expect to have sufficient liquidity to meet the cash requirements for the consummation of the merger with Express Scripts through the accumulation of additional parent cash over the course of 2018 and debt financing as described below.

Our cash projections may not be realized and the demand for funds could exceed available cash if our ongoing businesses experience unexpected shortfalls in earnings, or we experience material adverse effects from one or more risks or uncertainties described more fully in the Risk Factors section of the 2017 Form 10-K and in Part II, Item 1 of this Form 10-Q.  In those cases, we expect to have the flexibility to satisfy liquidity needs through a variety of measures including intercompany borrowings.  The parent company may borrow up to $1.0 billion from its insurance subsidiaries without additional state approval.  We have additional liquidity available through short-term commercial paper borrowing capacity.

Management believes we have adequate sources of liquidity to meet our operating requirements.  However, disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or could increase costs associated with borrowing funds.

We expect to finance the acquisition of Express Scripts as follows:

•                  Stock.  Express Scripts stockholders will receive 0.2434 of a share of common stock of New Cigna for every one share of Express Scripts common stock.  Based on the number of Express Scripts shares outstanding at the date of the Merger Agreement, we expect to issue approximately 140 million additional shares to Express Scripts stockholders.  Cigna shareholders will receive one share of New Cigna common stock for each Cigna common share.

•                  Debt.  In March 2018, we entered into a $26.7 billion Bridge Facility commitment letter to finance the cash portion of the acquisition.  On April 6, 2018, we entered into a $3.0 billion 3-year Term Loan Credit Agreement.  Concurrent with entry into the Term Loan Credit Agreement, the Bridge Facility commitment was reduced to $23.7 billion.  The available commitment under the Bridge Facility will be further reduced to the extent we obtain certain other debt financing, complete certain asset sales or certain equity issuance.  See Note 5 to the Consolidated Financial Statements for further information.

•                  Assumption of Express Scripts debt.  This debt will be paid upon its scheduled maturities in the normal course of business.

Upon closing the transaction, we expect that our pro forma debt-to-capitalization ratio will be approximately 49%.  We expect to deleverage to a range of 35-40% within 18 to 24 months after the closing.  Based on current interest rates, the additional debt financing is expected to increase annual interest payments by approximately $900 million.

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

In certain circumstances, certain subsidiaries of the Company or New Cigna will be required to guarantee each other’s obligations under the Revolving Credit Agreement and the Term Loan Credit Agreement.  See Note 5 to the Consolidated Financial Statements for further information on guarantees and debt covenants.

The Company had $10 million of letters of credit outstanding as of June 30, 2018.

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

Contractual obligations.  We have updated certain obligations previously provided in our 2017 Form 10-K for the following item:

•                  Investment commitments:  the Company has entered into new commitments to invest in security partnerships and to purchase investments.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
Off-Balance Sheet
Purchase obligations	$2,157	$801	$869	$396	$91

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2017 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2017 Form 10-K.  As of June 30, 2018, there were no significant changes to the critical accounting estimates from what was reported in our 2017 Form 10-K.

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

See the MD&A Executive Overview beginning on page 49 for summarized financial results of each of our reporting segments.

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

Results of Operations

Global Health Care segment financial	Three Months Ended			Six Months Ended
summary	June 30,		Change	June 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Operating revenues	$9,150	$8,192	12%	$18,239	$16,479	11%
Adjusted income from operations	$789	$591	34%	$1,660	$1,201	38%
Adjusted margin	8.6%	7.2%	140bps	9.1%	7.3%	180bps
Medical Care Ratios
Commercial	76.3%	77.0%	70bps	75.0%	76.5%	150bps
Government	83.7%	86.1%	240bps	84.1%	86.0%	190bps
Consolidated Global Health Care	78.3%	79.8%	150bps	77.5%	79.4%	190bps
Operating expense ratio	22.7%	21.4%	(130)bps	22.7%	21.6%	(110)bps

	As of June 30,
(In thousands)	2018	2017	% Change
Customers
Total Commercial risk	3,144	2,927	7%
Total Government	484	491	(1)
Total risk	3,628	3,418	6
Service	12,608	12,236	3
Total medical customers	16,236	15,654	4%

	As of
	June 30,	December 31,
(In millions)	2018	2017	% Change
Global Health Care medical costs payable	$3,005	$2,719	11%

Operating revenues.  The increases for the three months and six months ended June 30, 2018 compared with the same periods in 2017 were primarily due to customer growth in our Commercial segment including contributions from specialty products.  Also contributing to the increases were higher rates in our Commercial segment reflecting:  1) underlying medical cost trend; 2) the government’s suspension of cost share reduction subsidies; and 3) the resumption of the health insurance industry tax.

Adjusted income from operations increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 reflecting the favorable effect of a lower U.S. tax rate in 2018 and strong ongoing performance in our Commercial business, including increased contributions from specialty products and improved margins in our U.S. individual business.

Medical care ratios.  The Commercial medical care ratios decreased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, reflecting strong ongoing medical cost performance in our Commercial business and the pricing impact of the resumption of the health insurance industry tax, partially offset by less favorable prior year reserve development.

The Government medical care ratio decreased for the three months ended June 30, 2018 compared with the same period in 2017, primarily reflecting increased premiums, partially offset by higher medical costs in our Medicare business.  For the six months ended June 30, 2018 compared with the same period in 2017, the Government medical care ratio decreased reflecting increased premiums and lower medical costs in our Medicare business, partially offset by less favorable prior year reserve development.

Operating expense ratios increased for the three months and six months ended June 30, 2018 compared to the same periods in 2017, primarily reflecting the resumption of the health insurance industry tax in 2018.

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

Our medical customer base was higher at June 30, 2018 compared to the same period in 2017, primarily reflecting growth in our middle market and select market segments.

Global Health Care Medical Costs Payable

Medical costs payable was higher at June 30, 2018 compared to December 31, 2017, primarily due to seasonality in our stop loss products, as well as customer growth.  See Note 6 to the Consolidated Financial Statements for additional information.

Global Supplemental Benefits Segment

As described in the Segment Reporting introduction on page 57, the performance of the Global Supplemental Benefits segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

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

Results of Operations

Global Supplemental Benefits segment	Three Months Ended			Six Months Ended
financial summary	June 30,		Change	June 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Operating revenues	$1,106	$955	16%	$2,208	$1,864	18%
Adjusted income from operations	$118	$105	12%	$230	$179	28%
Operating revenues, using 2018 currency exchange rates	$1,106	$977	13%	$2,208	$1,932	14%
Adjusted income from operations, using 2018 currency exchange rates	$118	$111	6%	$230	$192	20%
Adjusted margin	10.7%	11.0%	(30)bps	10.4%	9.6%	80bps
Loss ratio	55.6%	54.2%	(140)bps	55.9%	56.3%	40bps
Acquisition cost ratio	16.2%	17.0%	80bps	16.5%	17.1%	60bps
Expense ratio (excluding acquisition costs)	15.5%	17.2%	170bps	15.1%	17.2%	210bps

Operating revenues increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, primarily due to business growth, particularly in the United States and South Korea, and the favorable impact of foreign currency movements, primarily in the South Korean Won.

Adjusted income from operations increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, reflecting business growth, primarily in South Korea and China, and lower acquisition cost and operating expense ratios, partially offset by higher taxes in South Korea.  For the three months ended June 30, 2018, a higher loss ratio also partially offset the increase.

The segment’s loss ratios increased for the three months ended June 30, 2018 compared with the same period in 2017, primarily due to a shift in business mix to higher loss ratio products.  For the six months ended June 30, 2018 the loss ratio decreased compared with the same period in 2017, primarily due to favorable claims experience in South Korea, partially offset by a shift in business mix.

The acquisition cost ratios decreased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 due to a shift toward higher premium products with lower acquisition costs, primarily in the United States.

Operating expense ratio.  The operating expense ratios (excluding acquisition costs) decreased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 reflecting strong expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 49% of the segment’s operating revenues and 82% of the segment’s adjusted income from operations for the six months ended June 30, 2018.  On a consolidated basis, our operations in South Korea represented 5% of our operating revenues and 10% of adjusted income from operations for the six months ended June 30, 2018.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 57, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•                 premium growth, including new business and customer retention;

•                 net investment income;

•                 benefit expenses as a percentage of premiums (loss ratio); and

•                 operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

Group Disability and Life segment	Three Months Ended			Six Months Ended
financial summary	June 30,		Change	June 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Operating revenues	$1,127	$1,112	1%	$2,243	$2,233	-%
Adjusted income from operations	$103	$83	24%	$170	$151	13%
Adjusted margin	9.1%	7.5%	160bps	7.6%	6.8%	80bps
Loss ratio	74.8%	76.3%	150bps	76.9%	77.3%	40bps
Expense ratio	23.8%	22.5%	(130)bps	23.6%	22.6%	(100)bps

Operating revenues were slightly higher for the three months and six months ended June 30, 2018 compared with the same periods in 2017 due to moderate business growth and higher investment income.

Adjusted income from operations increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, driven by a lower tax rate and more favorable life results, partially offset by  less favorable disability results.

The segment’s loss ratios decreased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 due primarily to lower life new claim incidence, partially offset by a less favorable disability claim resolution rate.

Operating expense ratios increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017 due primarily to a higher commission rate and premium taxes.

Other Operations

As described in the Segment Reporting introduction on page 57, the performance of the Other Operations segment is measured using adjusted income from operations.  Cigna’s corporate-owned life insurance (“COLI”) business contributes the majority of earnings in Other Operations.  Other Operations also includes the results from the run-off reinsurance and settlement annuity businesses, as well as the remaining deferred gains recognized from the sale of the individual life insurance and annuity and retirement benefits businesses.

Results of Operations

Other Operations segment financial	Three Months Ended			Six Months Ended
summary	June 30,		Change	June 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)	2018	2017	Favorable (Unfavorable)
Operating revenues	$121	$118	3%	$237	$234	1%
Adjusted income from operations	$21	$19	11%	$45	$39	15%
Adjusted margin	17.4%	16.1%	130bps	19.0%	16.7%	230bps

Operating revenues for the three months and six months ended June 30, 2018 were higher when compared with the same periods in 2017 primarily due to higher premiums on experience-rated business.

Adjusted income from operations for the three months and six months ended June 30, 2018 increased when compared with the same periods in 2017 and reflects a lower tax rate in 2018 as a result of U.S. tax reform legislation.

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

Corporate financial summary	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Adjusted (loss) from operations	$(76)	$(48)	(58)%	$(140)	$(101)	(39)%

Corporate’s adjusted loss from operations increased for the three months and six months ended June 30, 2018 compared with the same periods in 2017, primarily due to lower tax benefits, including lower excess tax benefits on stock compensation and the impact of a lower U.S. tax rate effective in 2018 resulting from U.S. tax reform legislation.  For the six months ended June 30, 2018, lower operating expenses partially offset the increase.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of June 30, 2018 and December 31, 2017.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	June 30,	December 31,
(In millions)	2018	2017
Fixed maturities	$23,593	$23,138
Equity securities	560	588
Commercial mortgage loans	1,866	1,761
Policy loans	1,422	1,415
Other long-term investments	1,678	1,518
Short-term investments	220	199
Total investment assets	$29,339	$28,619

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

The following table reflects our fixed maturity portfolio by type of issuer as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(In millions)	2018	2017
Federal government and agency	$780	$779
State and local government	1,045	1,287
Foreign government	2,455	2,487
Corporate	18,785	18,088
Mortgage and other asset-backed	528	497
Total fixed maturities	$23,593	$23,138

The fixed maturity portfolio increased by $455 million during the six months ended June 30, 2018, primarily reflecting an increase in investable funds, partially offset by declines in fair value due to increasing market interest rates and unfavorable foreign currency movements.  As of June 30, 2018, $21.1 billion, or 89%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.5 billion were below investment grade.  The majority of the bonds that were below investment grade were rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $35 million as of June 30, 2018.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of June 30, 2018.  These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also include $258 million of investments in European sovereign debt, none of which were in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain or Turkey.

Corporate.  As of June 30, 2018, corporate fixed maturities included the following:

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

•                Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $409 million.  These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 2% invested in financial institutions.

•                Investments in the energy and natural gas sector were $1.8 billion with gross unrealized losses of $29 million.  These investments have an average quality rating of Baa2 and were diversified by issuer with no exposure greater than $65 million.

•                Fixed maturity investments in the retail sector were approximately $425 million with gross unrealized losses of $13 million.  These investments have an average quality rating of Baa2 and were diversified across approximately 40 issuers with no exposure exceeding $45 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate an insurance joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity had an investment portfolio of approximately $5.8 billion that is primarily invested in local Chinese corporate and government fixed maturities.  There are no investments with a material unrealized loss as of June 30, 2018.

Equity Securities

As of June 30, 2018, approximately $380 million in equity securities were invested in an exchange-traded fund (“ETF”) as part of a program to invest available cash in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds.  Upon adopting ASU 2016-01 effective January 1, 2018, unrealized gains of $10 million were reclassified from accumulated other comprehensive income to retained earnings.  Going forward, quarterly changes in market value will be recognized in realized investment results.

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

We completed the annual in-depth review of our commercial mortgage loan portfolio during the second quarter of 2018.  The results of the 2018 review were in line with the prior year and confirmed the strength of the overall portfolio.  For further discussion of the results of this review and changes in key loan metrics, see Note 10 to the Consolidated Financial Statements.

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  As of June 30, 2018, we had $167 million of commercial mortgage loans secured by retail properties, a sector that has been under pressure generally.  The loan-to-value ratio for these loans was 49%, and the debt service coverage ratio was 2.08.

As of June 30, 2018, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 64 loans that are all in good standing.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

As of June 30, 2018, other long-term investments of $1.7 billion included investments in securities limited partnerships and real estate limited partnerships as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 130 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the six months ended June 30, 2018 or 2017.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	June 30, 2018			December 31, 2017
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$14	$(14)	$-	$25	$(7)	$18
Foreclosed real estate	-	-	-	46	-	46
Total problem investments	$14	$(14)	$-	$71	$(7)	$64
Potential problem bonds	$18	$(1)	$17	$31	$(1)	$30
Total potential problem investments	$18	$(1)	$17	$31	$(1)	$30

Problem and potential problem investments decreased by $77 million since December 31, 2017 due primarily to sales of foreclosed real estate and fixed maturity bonds.  There were no problem or potential problem mortgage loans at June 30, 2018 or December 31, 2017.

Investment Outlook

Financial markets in the United States experienced increased volatility during the first half of 2018, as interest rates rose along with inflation expectations.  We continue to closely monitor global macroeconomic trends and their potential impact to our investment portfolio.  Certain sectors, such as retail, energy and natural gas have continued to show volatility and we expect that trend to continue.  See the fixed maturities and commercial mortgage loan sections of this MD&A for further information on our investments in these sectors.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

MARKET RISK

Financial Instruments

Our assets and liabilities include financial instruments subject to the risk of potential losses from adverse changes in market rates and prices.  Our primary market risk exposures are interest rate risk and foreign currency exchange rate risk.  Certain financial instruments, such as insurance-related assets and liabilities, are excluded from these hypothetical calculations.  We encourage you to read this in conjunction with “Market Risk – Financial Instruments” included in Part II, Item 7 of our 2017 Form 10-K.  As of June 30, 2018, there are no material changes in our risk exposures from that reported in our 2017 Form 10-K.

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

Cigna expects that it will incur significant, non-recurring costs in connection with consummating the Merger and integrating the operations of the two companies post-closing.  Cigna may incur additional costs to maintain employee morale and to retain key employees.  Cigna will also incur significant fees and expenses relating to financing arrangements and legal, accounting and other transaction fees and other costs associated with the Merger.  Some of these costs are payable regardless of whether the Merger is completed.  Moreover, under specified circumstances, Cigna may be required to pay a termination fee of $1.6 billion.  In addition, Cigna may be required to pay a reverse termination fee of $2.1 billion under certain circumstances relating to a failure to obtain the required regulatory approvals for the Merger.  Notwithstanding the foregoing, in no event will the termination fee be paid to a party more than once, and in no event will Cigna be required to pay both the termination fee and the reverse termination fee.  Cigna continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended June 30, 2018:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
April 1-30, 2018	428	$ 168.70	-	$ 2,723,207,261
May 1-31, 2018	1,316	$ 172.00	-	$ 2,723,207,261
June 1-30, 2018	444	$ 172.42	-	$ 2,723,207,261
Total	2,188	$ 171.44	-	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 428 shares in April, 1,316 shares in May and 444 shares in June 2018.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  No shares were repurchased from July 1, 2018 through August 1, 2018.  The remaining share repurchase authority authorization under the program was $2.7 billion as of August 2, 2018.  The Company does not expect to conduct additional share repurchases prior to closing the Express Scripts combination.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.                                EXHIBITS

INDEX TO EXHIBITS

Number	Description	Method of Filing
2.1

Amendment No. 1, dated as of June 27, 2018, to the Agreement and Plan of Merger, dated as of March 8, 2018, by and among Cigna Corporation, Express Scripts Holding Company, Halfmoon Parent, Inc., Halfmoon I, Inc. and Halfmoon II, Inc.

Filed as Exhibit 2.1 to the registrant’s Form 8-K filed July 2, 2018 and incorporated herein by reference.
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
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	August 2, 2018
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)