Form 10-Q
period 2018-09-30
CIGNA CORP
filed 2018-11-01
CIK 701221

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

• whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of October 19, 2018, 243,534,265 shares of the issuer’s common stock were outstanding.

Cigna Corporation

As used herein, “Cigna” or the “Company” refers to one or more of Cigna Corporation and its consolidated subsidiaries.

Part I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

Cigna Corporation

Consolidated Statements of Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2018	2017	2018	2017
Revenues
Premiums	$8,994	$8,075	$27,005	$24,283
Fees and other revenues	1,361	1,266	4,087	3,782
Net investment income	355	298	1,036	909
Mail order pharmacy revenues	747	733	2,222	2,200
Realized investment gains (losses)
Other-than-temporary impairments on fixed maturities	(1)	(6)	(19)	(15)
Other realized investment gains (losses), net	1	123	(17)	229
Net realized investment gains (losses)	-	117	(36)	214
TOTAL REVENUES	11,457	10,489	34,314	31,388
Benefits and expenses
Global Health Care medical costs	5,360	4,845	16,098	14,684
Other benefit expenses	1,443	1,342	4,322	4,044
Mail order pharmacy costs	602	612	1,776	1,819
Other operating expenses	2,971	2,838	8,666	7,905
Amortization of other acquired intangible assets	48	28	99	88
TOTAL BENEFITS AND EXPENSES	10,424	9,665	30,961	28,540
Income before income taxes	1,033	824	3,353	2,848
Income taxes
Current	248	231	837	821
Deferred	11	31	17	62
TOTAL INCOME TAXES	259	262	854	883
Net income	774	562	2,499	1,965
Less: Net income (loss) attributable to noncontrolling interests	2	2	6	(6)
SHAREHOLDERS’ NET INCOME	$772	$560	$2,493	$1,971
Shareholders’ net income per share
Basic	$3.18	$2.25	$10.28	$7.79
Diluted	$3.14	$2.21	$10.14	$7.67
Dividends declared per share	$-	$-	$0.04	$0.04

  The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Comprehensive Income

	Unaudited		Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Shareholders’ net income	$772	$560	$2,493	$1,971
Shareholders’ other comprehensive income, net of tax
Net unrealized (depreciation) appreciation, securities	-	(22)	(420)	52
Net unrealized appreciation (depreciation), derivatives	2	-	(11)	(3)
Net translation of foreign currencies	(29)	34	(136)	173
Postretirement benefits liability adjustment	13	10	31	36
Shareholders’ other comprehensive (loss) income, net of tax	(14)	22	(536)	258
Shareholders’ comprehensive income	758	582	1,957	2,229
Comprehensive income (loss) attributable to noncontrolling interests
Net income (loss) attributable to redeemable noncontrolling interests	2	2	6	(1)
Net (loss) attributable to other noncontrolling interests	-	-	-	(5)
Other comprehensive (loss) attributable to redeemable noncontrolling interests	(9)	-	(19)	-
Total comprehensive (loss) income attributable to noncontrolling interests	(7)	2	(13)	(6)
TOTAL COMPREHENSIVE INCOME	$751	$584	$1,944	$2,223

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Balance Sheets

	Unaudited
	As of	As of
	September 30,	December 31,
(In millions, except per share amounts)	2018	2017
Assets
Investments
Fixed maturities, at fair value (amortized cost, $22,869; $21,867)	$23,268	$23,138
Equity securities	579	588
Commercial mortgage loans	1,867	1,761
Policy loans	1,421	1,415
Other long-term investments	1,739	1,518
Short-term investments	102	199
Total investments	28,976	28,619
Cash and cash equivalents	24,032	2,972
Premiums, accounts and notes receivable, net	3,609	3,380
Reinsurance recoverables	5,780	6,046
Deferred policy acquisition costs	2,350	2,237
Property and equipment	1,559	1,563
Deferred tax assets, net	132	39
Goodwill	6,129	6,164
Other assets, including other intangibles	2,227	2,316
Separate account assets	8,162	8,423
TOTAL ASSETS	$82,956	$61,759
Liabilities
Contractholder deposit funds	$8,069	$8,196
Future policy benefits	9,652	10,040
Unpaid claims and claim expenses	5,259	5,168
Global Health Care medical costs payable	2,955	2,719
Unearned premiums	683	724
Total insurance and contractholder liabilities	26,618	26,847
Accounts payable, accrued expenses and other liabilities	7,541	7,290
Short-term debt	9	240
Long-term debt	25,041	5,199
Separate account liabilities	8,162	8,423
TOTAL LIABILITIES	67,371	47,999
Contingencies — Note 16
Redeemable noncontrolling interests	30	49
Shareholders’ Equity
Common stock (par value per share, $0.25; shares issued, 296; authorized, 600)	74	74
Additional paid-in capital	2,985	2,940
Accumulated other comprehensive (loss)	(1,857)	(1,082)
Retained earnings	18,474	15,800
Less treasury stock, at cost	(4,121)	(4,021)
TOTAL SHAREHOLDERS’ EQUITY	15,555	13,711
Total liabilities and shareholders’ equity	$82,956	$61,759
SHAREHOLDERS’ EQUITY PER SHARE	$63.88	$56.20

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

Unaudited For the three months ended September 30, 2018 (In millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Treasury Stock	Shareholders’ Equity	Other Non- controlling Interests	Total Equity	Redeemable Non- controlling Interests

Balance at June 30, 2018	$74	$2,974	$(1,843)	$17,722	$(4,184)	$14,743	$-	$14,743	$39
Effect of issuing stock for employee benefit plans		11		(20)	63	54		54
Other comprehensive (loss)			(14)			(14)		(14)	(9)
Net income				772		772		772	2
Other transactions impacting noncontrolling interests						-		-	(2)
BALANCE AT SEPTEMBER 30, 2018	$74	$2,985	$(1,857)	$18,474	$(4,121)	$15,555	$-	$15,555	$30

		Additional	Accumulated Other				Other Non-		Redeemable Non-
For the three months ended September 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at June 30, 2017 as reported	$74	$2,922	$(1,146)	$15,102	$(2,406)	$14,546	$1	$14,547	$58
Cumulative effect of accounting for revenue recognition (1)				(24)		(24)		(24)
Balance at June 30, 2017 as retrospectively adjusted	74	2,922	(1,146)	15,078	(2,406)	14,522	1	14,523	58
Effect of issuing stock for employee benefit plans		7		(72)	128	63		63
Other comprehensive income			22			22		22
Net income				560		560		560	2
Repurchase of common stock					(1,046)	(1,046)		(1,046)
Other transactions impacting noncontrolling interests						-	(1)	(1)	(8)
BALANCE AT SEPTEMBER 30, 2017	$74	$2,929	$(1,124)	$15,566	$(3,324)	$14,121	$-	$14,121	$52

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

Cigna Corporation

Consolidated Statements of Changes in Total Equity

			Accumulated						Redeemable
Unaudited		Additional	Other				Other Non-		Non-
For the nine months ended September 30, 2018	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at December 31, 2017 as retrospectively adjusted	$74	$2,940	$(1,082)	$15,800	$(4,021)	$13,711	$-	$13,711	$49
Cumulative effect of accounting for financial instruments and hedging (1)			(10)	68		58		58
Reclassification adjustment related to U.S. tax reform legislation (1)			(229)	229		-		-
Effect of issuing stock for employee benefit plans		45		(106)	175	114		114
Other comprehensive (loss)			(536)			(536)		(536)	(19)
Net income				2,493		2,493		2,493	6
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(275)	(275)		(275)
Other transactions impacting noncontrolling interests						-		-	(6)
BALANCE AT SEPTEMBER 30, 2018	$74	$2,985	$(1,857)	$18,474	$(4,121)	$15,555	$-	$15,555	$30

			Accumulated						Redeemable
		Additional	Other				Other non-		Non-
For the nine months ended September 30, 2017	Common	Paid-in	Comprehensive	Retained	Treasury	Shareholders’	controlling	Total	controlling
(In millions)	Stock	Capital	(Loss)	Earnings	Stock	Equity	Interests	Equity	Interests

Balance at December 31, 2016 as reported	$74	$2,892	$(1,382)	$13,855	$(1,716)	$13,723	$4	$13,727	$58
Cumulative effect of accounting for revenue recognition (1)				(24)		(24)		(24)
Balance at December 31, 2016 as retrospectively adjusted	74	2,892	(1,382)	13,831	(1,716)	13,699	4	13,703	58
Effect of issuing stock for employee benefit plans		40		(226)	380	194		194
Other comprehensive income			258			258		258	-
Net income (loss)				1,971		1,971	(5)	1,966	(1)
Common dividends declared (per share: $0.04)				(10)		(10)		(10)
Repurchase of common stock					(1,988)	(1,988)		(1,988)
Other transactions impacting noncontrolling interests		(3)				(3)	1	(2)	(5)
BALANCE AT SEPTEMBER 30, 2017	$74	$2,929	$(1,124)	$15,566	$(3,324)	$14,121	$-	$14,121	$52

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

Cigna Corporation

Consolidated Statements of Cash Flows

	Unaudited
	Nine Months Ended September 30,
(In millions)	2018	2017
Cash Flows from Operating Activities
Net income	$2,499	$1,965
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	438	425
Realized investment losses (gains)	36	(214)
Deferred income taxes	17	62
Net changes in assets and liabilities, net of non-operating effects:
Premiums, accounts and notes receivable	(243)	(190)
Reinsurance recoverables	100	144
Deferred policy acquisition costs	(195)	(209)
Other assets	339	(156)
Insurance liabilities	408	988
Accounts payable, accrued expenses and other liabilities	113	221
Current income taxes	73	7
Debt extinguishment costs	-	321
Distributions from partnership investments	128	114
Other, net	(69)	33
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,644	3,511
Cash Flows from Investing Activities
Proceeds from investments sold:
Fixed maturities and equity securities	1,930	1,376
Investment maturities and repayments:
Fixed maturities and equity securities	1,394	1,444
Commercial mortgage loans	181	253
Other sales, maturities and repayments (primarily short-term and other long-term investments)	588	1,486
Investments purchased or originated:
Fixed maturities and equity securities	(4,461)	(4,292)
Commercial mortgage loans	(288)	(272)
Other (primarily short-term and other long-term investments)	(660)	(722)
Property and equipment purchases	(346)	(340)
Acquisitions, net of cash acquired	-	(33)
Other	(12)	-
NET CASH (USED IN) INVESTING ACTIVITIES	(1,674)	(1,100)
Cash Flows from Financing Activities
Deposits and interest credited to contractholder deposit funds	816	965
Withdrawals and benefit payments from contractholder deposit funds	(872)	(1,079)
Net change in short-term debt	(109)	(16)
Payments for debt extinguishment	-	(313)
Repayment of long-term debt	(131)	(1,250)
Net proceeds on issuance of long-term debt	19,884	1,584
Repurchase of common stock	(310)	(1,961)
Issuance of common stock	41	111
Other, net	(204)	(9)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	19,115	(1,968)
Effect of foreign currency rate changes on cash and cash equivalents	(25)	28
Net increase in cash and cash equivalents	21,060	471
Cash and cash equivalents, January 1,	2,972	3,185
Cash and cash equivalents, September 30,	$24,032	$3,656
Supplemental Disclosure of Cash Information:
Income taxes paid, net of refunds	$767	$812
Interest paid	$167	$197

The accompanying Notes to the Consolidated Financial Statements (unaudited) are an integral part of these statements.

CIGNA CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Description of Business

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

Group Disability and Life provides group long-term and short-term disability and group life, accident and specialty insurance products and related services.

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

Note 2 — Significant Accounting Policies

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

• Prior period balances in the Company’s footnote disclosures have been updated to reflect adjustments resulting from the adoption of this ASU.

Accounting Standard and Adoption Date	Requirements and Effects of Adopting New Guidance
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

• While we continue to refine the estimated impact of this standard, the Company currently expects an increase to assets and liabilities of approximately $500 million.  The actual increase in assets and liabilities will depend on the volume, terms and discount rates of leases in place at the time of adoption.

• The Company plans to elect the optional practical expedient to retain the current classification of leases, and therefore, does not anticipate a material impact to the Consolidated Statements of Income or Cash Flows.

• The Company is implementing a new lease system and also expects that adoption of the new standard will require changes to internal control over financial reporting.

• The Company intends to adopt this new guidance as of the adoption date and will not present comparative periods in the financial statements, as recently allowed.

Targeted Improvements to the Accounting for Long-Duration Contracts (ASU 2018-12) Required as of January 1, 2021

Requires (for insurance entities that issue long-duration contracts):

• Cash flow assumptions used to measure the liability for future policy benefits for traditional and limited-pay contract to be reconsidered at least annually with any changes reflected in net income.

• Discount rate assumptions to be reviewed quarterly (based on an upper-medium grade (low-credit-risk) fixed-income instrument yield that maximizes the use of observable market inputs) with any changes reflected in other comprehensive income.

• Deferred policy acquisition costs to be amortized on a constant-level basis over the expected term of the related contract.

• Fair value measurement of all market risk benefits.

• Additional disclosures, including liability rollforwards and information about significant inputs, judgments, assumptions and methods used in measurement.

• Transition methods at adoption vary.

- Changes to the liability for future policy benefits will use a modified retrospective approach (applied to all contracts on the basis of their carrying amounts as of the beginning of the earliest period presented), with an option to elect a full retrospective transition under certain criteria.

- Deferred policy acquisition costs are to be transitioned consistent with the method applied to the liability for future policyholder benefits.

- Market risk benefits are required to transition using retrospective application.

Expected effects:

• The Company is evaluating the impact of this newly-issued guidance, but it is expected to have a significant impact on our processes, controls, systems and financial results. The new guidance will apply to insurance products predominantly sold in the Company’s businesses other than the Global Health Care segment.

Updates to Significant Accounting Policies

The Company’s 2017 Form 10-K includes discussion of significant accounting policies in Note 2 or the applicable Notes to the Consolidated Financial Statements.  Significant updates to these policies resulting from the adoption of new accounting guidance in 2018 are provided as follows:

•	ASU 2016-01 (Recognition and Measurement of Financial Assets and Liabilities): see Notes 9 and 10

•	ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities): see Note 11

•

ASU 2014-09 (Revenue from Contracts with Customers), also referred to as Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers and related guidance (“ASC 606”):  see below

The majority of the Company’s revenues are not subject to the guidance in ASC 606, including premiums from insurance contracts and fees for investment-related products accounted for under insurance guidance (ASC 944).  ASC 606 applies to the Company’s service and mail order pharmacy contracts with clients.  See Note 17 for disaggregated revenue from external customers by segment and by major product or service identified with applicable accounting guidance (ASC 944 or ASC 606).

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

The Company may also provide performance guarantees that result in refunds to clients only if certain service standards, clinical outcomes or financial metrics are not met.  If these standards, outcomes and metrics are not met, the Company may be financially at risk up to a stated percentage of the contracted fee or a stated dollar amount.  The Company defers revenue by recording a liability for estimated payouts associated with these guarantees within accounts payable, accrued expenses and other liabilities.  The amount of revenue deferred is estimated for each type of guarantee, using either a most likely amount or expected value method depending upon the nature of the guarantee and the information available to estimate refunds.  Estimates are refined each reporting period as additional information on the Company’s performance becomes available, and upon final reconciliation and settlement at the end of the guarantee period.  Amounts accrued and paid for performance guarantees during the reporting periods were not material.

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

(In millions)	September 30, 2018	December 31, 2017
Receivables, net	$898	$885
Contract liabilities	$50	$54

Revenue recognized that was included in the contract liability balance at the beginning of the reporting period was not material for the three months and nine months ended September 30, 2018 and 2017.

The amount of revenue recognized from performance obligations satisfied in prior periods was not material for the three months and nine months ended September 30, 2018 and 2017.

The incremental costs of obtaining ASO and mail order pharmacy contracts (such as sales commissions) are expensed as incurred and the Company does not disclose information about remaining performance obligations for these contracts in accordance with elections made by the Company as they are generally short-term with original expected durations of one year or less.

Note 3 — Mergers and Acquisitions

Proposed Acquisition of Express Scripts

On March 8, 2018, the Company entered into an Agreement and Plan of Merger, as amended by Amendment No. 1, dated as of June 27, 2018 (as amended, the “Merger Agreement”) with Express Scripts Holding Company (“Express Scripts”), Halfmoon Parent, Inc., a direct wholly owned subsidiary of the Company (“New Cigna”), Halfmoon I, Inc., a direct wholly owned subsidiary of New Cigna (“Cigna Merger Sub”), and Halfmoon II, Inc., a direct wholly owned subsidiary of New Cigna (“Express Scripts Merger Sub”).  Subject to the terms and conditions of the Merger Agreement, the Company will acquire Express Scripts in a cash and stock transaction through (1) the merger of Cigna Merger Sub with and into the Company, with the Company surviving as a direct wholly owned subsidiary of New Cigna and (2) the merger of Express Scripts Merger Sub with and into Express Scripts, with Express Scripts surviving as a direct wholly owned subsidiary of New Cigna (collectively, the “Merger”).  New Cigna will be renamed “Cigna Corporation” immediately after the Merger.

Upon completion of the Merger, Cigna stockholders will receive one share of New Cigna common stock in exchange for each share of Cigna common stock held immediately prior to the Merger, and Express Scripts stockholders will receive (1) 0.2434 of a share of New Cigna common stock and (2) the right to receive $48.75 in cash, without interest, subject to applicable withholding taxes (the “Merger Consideration”), in exchange for each share of Express Scripts common stock held immediately prior to the Merger.  Upon completion of the Merger, shares of New Cigna common stock are expected to be listed for trading on the New York Stock Exchange.

In August 2018, the stockholders of each of Cigna and Express Scripts gave the requisite stockholder approvals for the Merger.  In September 2018, the Antitrust Division of the U.S. Department of Justice (“DOJ”) cleared the Merger, terminating the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.  Completion of the Merger remains subject to certain state regulatory approvals and filings required in connection with the transaction, including clearances from certain departments of insurance, and the satisfaction or valid waiver of all closing conditions.  The Merger is not subject to a financing condition.  The Company intends to fund the cash portion of the Merger Consideration through a combination of cash on hand, assumed Express Scripts debt and new debt issuance.  See Note 5 for additional information about the financing of the Merger.  The Merger is expected to be completed by December 31, 2018.

The Merger Agreement provides for certain termination rights and fees for both the Company and Express Scripts.  If the Merger Agreement is terminated under certain circumstances and within 12 months after the date of such termination the Company enters into an agreement regarding a sale of a majority of the Company’s assets or equity or consummates such a sale, then the Company will be required to pay a $1.6 billion termination fee to Express Scripts prior to or contemporaneously with such a transaction.  Express Scripts has reciprocal obligations under specified circumstances to pay a $1.6 billion termination fee to the Company.

Additionally, in the event that the Merger Agreement is terminated by either the Company or Express Scripts due to (1) a legal restraint relating to a regulatory law prohibiting consummation of the Merger having become final and non-appealable or (2) the Merger not having been consummated on or prior to December 8, 2018 (subject to an extension to June 8, 2019 if extended by the Company or Express Scripts under certain circumstances); and, in the case of clause (2), at the time of such termination, all of the conditions to the Company’s obligation to consummate the Merger have been satisfied or waived other than those that relate to the absence of a legal restraint relating to a regulatory law or the receipt of a regulatory approval, the Company may be required to pay Express Scripts a reverse termination fee of $2.1 billion.

Other transactions

In May 2018, the Company announced an agreement to acquire OnePath Life NZ Limited from ANZ Bank New Zealand Limited, a part of Australia and New Zealand Banking Group Limited, for NZ$700 million (approximately $460 million as of September 30, 2018).  The Company expects that the transaction will be completed no later than the first quarter of 2019, subject to final regulatory approval.

Transaction-related costs

The Company has incurred costs detailed in the table below in connection with the proposed acquisition of Express Scripts, the terminated merger with Anthem, Inc. (“Anthem”) and other transactions.  These costs consisted primarily of fees for legal, advisory and other professional services, amortization of the Bridge Facility fees in 2018 and interest expense on the debt issued to fund the Express Scripts merger net of investment income earned on the proceeds of the debt issuance.

	Three Months Ended
	September 30, 2018		September 30, 2017
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Interest expense on newly issued debt	$33	$26	$-	$-
Net investment income on debt proceeds	(13)	(10)	-	-
All other transaction-related costs	108	92	9	6
Transaction-related costs, net	$128	$108	$9	$6

	Nine Months Ended
	September 30, 2018		September 30, 2017
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Interest expense on newly issued debt	$33	$26	$-	$-
Net investment income on debt proceeds	(13)	(10)	-	-
All other transaction-related costs	298	251	88	67
Tax (benefit) - previously non-deductible costs	-	-	-	(59)
Transaction-related costs, net	$318	$267	$88	$8

In the second quarter of 2017, the Company recognized an incremental tax benefit of $59 million for costs that became deductible upon the termination of its merger agreement with Anthem.  When the Express Scripts acquisition is consummated, a portion of the costs related to that acquisition will not be deductible for federal income tax purposes, as is currently reflected in the Company’s financial results.

Note 4 — Earnings Per Share

Basic and diluted earnings per share (“EPS”) were computed as follows:

	Three Months Ended
	September 30, 2018			September 30, 2017
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$772		$772	$560		$560
Shares
Weighted average	242,577		242,577	249,242		249,242
Common stock equivalents		3,535	3,535		4,168	4,168
Total shares	242,577	3,535	246,112	249,242	4,168	253,410
EPS	$3.18	$(0.04)	$3.14	$2.25	$(0.04)	$2.21

	Nine Months Ended
	September 30, 2018			September 30, 2017
(Shares in thousands, dollars in millions, except per share amounts)	Basic	Effect of Dilution	Diluted	Basic	Effect of Dilution	Diluted
Shareholders’ net income	$2,493		$2,493	$1,971		$1,971
Shares
Weighted average	242,404		242,404	252,980		252,980
Common stock equivalents		3,343	3,343		4,078	4,078
Total shares	242,404	3,343	245,747	252,980	4,078	257,058
EPS	$10.28	$(0.14)	$10.14	$7.79	$(0.12)	$7.67

The following outstanding employee stock options were not included in the computation of diluted earnings per share for the three months and nine months ended September 30, 2018 and 2017 because their effect was anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Anti-dilutive options	0.9	-	0.9	1.2

The Company held approximately 52.6 million shares of common stock in Treasury as of September 30, 2018, and 48.6 million shares as of September 30, 2017.

Note 5 — Debt

The outstanding amounts of debt and capital leases were as follows:

	September 30,	December 31,
(In millions)	2018	2017
Short-term
Commercial paper	$-	$100
Current maturities of long-term debt	-	131
Other, including capital leases	9	9
Total short-term debt	$9	$240
Long-term
$250 million, 4.375% Notes due 2020	$247	$249
$300 million, 5.125% Notes due 2020	298	299
$1,000 million, Floating Rate Notes due 2020	996	-
$1,750 million, 3.2% Notes due 2020	1,741	-
$78 million, 6.37% Notes due 2021	78	78
$300 million, 4.5% Notes due 2021	296	299
$1,000 million, Floating Rate Notes due 2021	995	-
$1,250 million, 3.4% Notes due 2021	1,244	-
$750 million, 4% Notes due 2022	746	745
$100 million, 7.65% Notes due 2023	100	100
$17 million, 8.3% Notes due 2023	17	17
$700 million, Floating Rate Notes due 2023	696	-
$3,100 million, 3.75% Notes due 2023	3,082	-
$900 million, 3.25% Notes due 2025	895	894
$2,200 million, 4.125% Notes due 2025	2,185	-
$600 million, 3.05% Notes due 2027	594	594
$259 million, 7.875% Debentures due 2027	259	258
$3,800 million, 4.375% Notes due 2028	3,771	-
$45 million, 8.3% Step Down Notes due 2033	45	45
$191 million, 6.15% Notes due 2036	190	190
$2,200 million, 4.8% Notes due 2038	2,176	-
$121 million, 5.875% Notes due 2041	119	119
$317 million, 5.375% Notes due 2042	315	315
$1,000 million, 3.875% Notes due 2047	988	988
$3,000 million, 4.9% Notes due 2048	2,961	-
Other, including capital leases	7	9
Total long-term debt	$25,041	$5,199

Notes.  In September 2018, New Cigna issued $20.0 billion of senior unsecured notes at maturities ranging from 18 months to 30 years (the “Notes”).  The various tranches of the Notes are included in the table above and can be identified as those having no balance at December 31, 2017.  Of the Notes issued, the Company would be required to redeem $17 billion at a redemption price equal to 101% of the principal amount plus accrued interest if the Merger does not close.  The proceeds of these mandatory redeemable notes and a portion of the proceeds of the notes due 2048, both of which reported in cash and cash equivalents, are restricted in order to redeem the debt if necessary.  The proceeds of all the notes are intended to be used to pay a portion of the cash consideration for the Merger, to repay certain indebtedness of Express Scripts and its subsidiaries and/or to pay related fees and expenses.  Proceeds not required for these purposes may be used by New Cigna for general corporate purposes.  Interest is payable semi-annually in the case of the fixed rate notes and quarterly in the case of the floating rate notes. Following closing of the Merger, the notes will be guaranteed by the Company and Express Scripts Holding Company (collectively “the Guarantors”), and guarantees will terminate when certain conditions are met, primarily when the debt issued by the Guarantors is collectively less than 20% of the debt issued by New Cigna and its subsidiaries in the aggregate.

Bridge Facility.  In March 2018, in connection with the proposed Merger, the Company and New Cigna entered into a commitment letter (the “Commitment Letter”) with Morgan Stanley Senior Funding, Inc., The Bank of Tokyo-Mitsubishi UFJ, Ltd and 21 additional banks, to provide a $26.7 billion 364-day senior unsecured bridge facility (the “Bridge Facility”).  The Bridge Facility commitment has been reduced to $3.9 billion as of September 30, 2018 after issuing the Notes in the third quarter of 2018 (described above) and entering into the Term Loan Credit Agreement (described below).  The Bridge Facility commitment may be used to finance the Merger, repay certain existing Express Scripts debt or pay related fees and expenses.

The Bridge Facility contains customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio – which is the ratio of total consolidated debt to total consolidated capitalization – to be greater than 60%.  These covenants and restrictions will apply only if New Cigna draws upon the Bridge Facility at closing.  The Bridge Facility expires at the Merger closing if not drawn upon.

The Company accrued approximately $140 million in fees upon entering into the Commitment Letter.  The Company paid $111 million during the nine months ended September 30, 2018 and expects to pay the remainder of the fees over the balance of 2018.  The fees were capitalized in other assets and are being amortized to operating expenses over the period the Bridge Facility is outstanding.  The Company recorded amortization of the Bridge Facility fees of $50 million during the three months and $135 million during the nine months ended September 30, 2018.

Revolving Credit Agreement.  On April 6, 2018, in connection with the proposed Merger, the Company and New Cigna entered into the Revolving Credit and Letter of Credit Agreement (the “Revolving Credit Agreement”) that matures on April 6, 2023 and is diversified among 23 banks.

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

The Revolving Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company or New Cigna may not permit its leverage ratio to be greater than 50% prior to the Merger or 60% after the Merger.  Prior to the Merger, the debt issued in the third quarter of 2018 is excluded from determining the leverage ratio.

Term Loan Credit Agreement.  On April 6, 2018, the Company and New Cigna entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) that is diversified among 26 banks.  The Term Loan Credit Agreement provides for a three-year unsecured term loan facility in aggregate principal amount of $3.0 billion, which will be available to finance the Merger, repay certain existing indebtedness of Express Scripts, and pay fees and expenses in connection with the Merger.

The Term Loan Credit Agreement contains customary covenants and restrictions, including a financial covenant that the Company or, after the Merger, New Cigna may not permit its leverage ratio to be greater than 60%.

Prior to the Merger, the Company is the borrower under the Bridge Facility, the Revolving Credit Agreement and the Term Loan Credit Agreement.  On and after the Merger, New Cigna will be the borrower under each of these agreements.  In certain circumstances, certain subsidiaries of the Company or, after the Merger, New Cigna will be required to guarantee each other’s obligations under the Bridge Facility, the Term Loan Credit Agreement and the Revolving Credit Agreement.

The Company was in compliance with its debt covenants as of September 30, 2018.

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

Activity in medical costs payable was as follows:

	Nine Months Ended
	September 30,	September 30,
(In millions)	2018	2017
Beginning balance	$2,719	$2,532
Less: Reinsurance and other amounts recoverable	265	275
Beginning balance, net	2,454	2,257
Incurred costs related to:
Current year	16,287	14,952
Prior years	(189)	(268)
Total incurred	16,098	14,684
Paid costs related to:
Current year	13,915	12,689
Prior years	1,925	1,730
Total paid	15,840	14,419
Ending balance, net	2,712	2,522
Add: Reinsurance and other amounts recoverable	243	261
Ending balance	$2,955	$2,783

Reinsurance and other amounts recoverable in the above table includes amounts due from reinsurers and policyholders to cover incurred but not reported and pending claims for certain business for which the Company administers the plan benefits but the right of offset does not exist.  See Note 8 for additional information on reinsurance.

The total of incurred but not reported liabilities plus expected development on reported claims, including reported claims in process, was $ 2.8 billion at September 30, 2018 and $ 2.6 billion at September 30, 2017.  The remaining balance in both periods reflects amounts due for physician incentives and other medical care expenses and services payable.

For the periods ended September 30, incurred costs related to prior years were attributable to the following factors:

	Nine Months Ended
(Dollars in millions)	September 30, 2018		September 30, 2017
	$	%(1)	$	%(2)
Actual completion factors	$114	0.6%	$128	0.7%
Medical cost trend	66	0.3	131	0.7
Other	9	-	9	-
Total favorable (unfavorable) variance	$189	0.9%	$268	1.4%

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

Favorable prior year development increased shareholders’ net income by $85 million for the nine months ended September 30, 2018 compared with $116 million for the nine months ended September 30, 2017.  This development was attributed to both medical cost trend and completion factors resulting from lower than expected utilization of medical services in both periods.

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

The liability for unpaid claims and claim expenses by segment as of September 30 is as follows:

(In millions)	September 30, 2018	September 30, 2017
Group Disability and Life	$4,584	$4,442
Global Supplemental Benefits	496	453
Other Operations	179	182
Unpaid claims and claim expenses	$5,259	$5,077

Activity in the Group Disability and Life and the Global Supplemental Benefits segments’ liabilities for unpaid claims and claim expenses is presented in the following table.  Liabilities associated with Other Operations are excluded because they pertain to obligations for long-duration insurance contracts or, if short-duration, the liabilities have been fully reinsured.

	Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017
Beginning balance	$4,975	$4,726
Less: Reinsurance	137	121
Beginning balance, net	4,838	4,605
Incurred claims related to:
Current year	3,590	3,290
Prior years:
Interest accretion	115	119
All other incurred	(130)	(59)
Total incurred	3,575	3,350
Paid claims related to:
Current year	2,060	1,880
Prior years	1,390	1,327
Total paid	3,450	3,207
Foreign currency	(16)	13
Ending balance, net	4,947	4,761
Add: Reinsurance	133	134
Ending balance	$5,080	$4,895

Reinsurance in the table above reflects amounts due from reinsurers related to unpaid claims liabilities.  The Company’s insurance subsidiaries enter into agreements with other companies primarily to limit losses from large exposures and to permit recovery of a portion of incurred losses.  See Note 8 for additional information on reinsurance.

The majority of the liability for unpaid claims and claim expenses is related to disability claims with long-tailed payouts.  Interest earned on assets backing these liabilities is an integral part of pricing and reserving.  Therefore, interest accreted on prior year balances is shown as a separate component of prior year incurred claims.  This interest is calculated by applying the average discount rate used in determining the liability balance to the average liability balance over the period.  The remaining prior year incurred claims amount primarily reflects updates to the Company’s liability estimates and variances between actual experience during the period relative to the assumptions and expectations reflected in determining the liability.  Assumptions reflect the Company’s expectations over the life of the book of business and will vary from actual experience in any period, both favorably and unfavorably, with variation in resolution rates being the most significant driver for the long-term disability business and variations in mortality and morbidity being the most significant factors for other business.  Favorable prior year incurred claims reported for the nine months ended September 30, 2018 largely reflect favorable long-term disability loss ratio experience relative to expectations.  Favorable prior year incurred claims reported for the nine months ended September 30, 2017 largely reflect improved long-term disability resolution rate experience relative to expectations.

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

Reinsurance Recoverables

The majority of the Company’s reinsurance recoverables resulted from acquisition and disposition transactions in which the underwriting company was not acquired.  Components of the Company’s reinsurance recoverables are presented below:

(In millions)

Line of Business	Reinsurer(s)	September 30, 2018	December 31, 2017	Collateral and Other Terms at September 30, 2018

Ongoing operations

Global Health Care, Global Supplemental Benefits, Group Disability and Life, COLI	Various	$439	$454

Recoverables from approximately 80 reinsurers, used in the ordinary course of business.  Current balances range from less than $1 million up to $70 million.  Over 70% of the balance is from companies rated as investment grade by Standard & Poor’s, and 13% is secured by assets in trusts or letters of credit.

Total recoverables related to ongoing operations		439	454

Acquisition, disposition or runoff activities

Individual Life and Annuity (sold in 1998)	Lincoln National Life and Lincoln Life & Annuity of New York	3,319	3,436	Both companies’ ratings are sufficient to avoid triggering a contractual obligation to fully secure the outstanding balance.

GMDB	Berkshire	864	928	100% secured by assets in a trust.

	Other	31	34	100% secured by assets in a trust or letters of credit.

Retirement Benefits Business (sold in 2004)	Prudential Retirement Insurance and Annuity	806	850	100% secured by assets in a trust.

Supplemental Benefits Business (2012 acquisition)	Great American Life	265	283	100% secured by assets in a trust.

Other run-off reinsurance	Various	56	61	100% secured by assets in trusts.

Total recoverables related to acquisition, disposition or runoff activities		5,341	5,592

Total reinsurance recoverables		$5,780	$6,046

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

Effects of Reinsurance

In the Company’s Consolidated Statements of Income, premiums were reported net of amounts ceded to reinsurers and Global Health Care medical costs and other benefit expenses were reported net of reinsurance recoveries in the following amounts:

	Three Months Ended		Nine Months Ended
(In millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Ceded premiums
Individual life insurance and annuity business sold	$32	$33	$103	$105
Other	81	70	277	205
Total ceded premiums	$113	$103	$380	$310
Reinsurance recoveries
Individual life insurance and annuity business sold	$70	$62	$183	$198
Other	70	33	117	79
Total reinsurance recoveries	$140	$95	$300	$277

Effective Exit of GMDB and GMIB Business

In 2013, the Company entered into an agreement with Berkshire to effectively exit the GMDB and GMIB business via a reinsurance transaction.  Berkshire reinsured 100% of the Company’s future claim payments of this business, net of other reinsurance arrangements existing at that time.  The Berkshire reinsurance agreement is subject to an overall limit with approximately $3.4 billion remaining as of September 30, 2018.

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

(Dollars in millions, excludes impact of reinsurance ceded)	September 30, 2018	December 31, 2017
Account value	$9,666	$10,109
Net amount at risk	$1,962	$2,112
Number of contractholders	225,000	245,000

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

As of September 30, 2018 and December 31, 2017, there were three reinsurers for GMIB as follows:

(In millions)

Line of Business	Reinsurer	September 30, 2018	December 31, 2017	Collateral and Other Terms at September 30, 2018

GMIB	Berkshire	$299	$359	100% secured by assets in a trust.
	Sun Life Assurance Company of Canada	177	221
	Liberty Re (Bermuda) Ltd.	160	197	100% secured by assets in a trust.

Total GMIB recoverables reported in other assets		$636	$777

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

•                  all annuitants elected to receive their benefit on the next available date (2018 through 2022); and

•                  all underlying mutual fund investment values remained at the September 30, 2018 value of $786 million with no future returns.

The Company has reinsurance coverage in place that covers the exposures on these contracts.  Using these hypothetical assumptions, the GMIB exposure of $514 million is lower than the recorded liability for GMIB calculated using fair value assumptions.

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

Financial Assets and Financial Liabilities Carried at Fair Value

The following table provides information as of September 30, 2018 and December 31, 2017 about the Company’s financial assets and liabilities carried at fair value.  Separate account assets that are also recorded at fair value on the Company’s Consolidated Balance Sheets are reported separately in the Separate Accounts section as gains and losses related to these assets generally accrue directly to policyholders.

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
(In millions)	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017	As of September 30, 2018	As of December 31, 2017
Financial assets at fair value
Fixed maturities
Federal government and agency	$246	$253	$501	$526	$-	$-	$747	$779
State and local government	-	-	990	1,287	-	-	990	1,287
Foreign government	-	-	2,485	2,442	6	45	2,491	2,487
Corporate	-	-	18,214	17,658	288	430	18,502	18,088
Mortgage and other asset-backed	-	-	397	343	141	154	538	497
Total fixed maturities	246	253	22,587	22,256	435	629	23,268	23,138
Equity securities (1)	392	412	66	73	33	103	491	588
Subtotal	638	665	22,653	22,329	468	732	23,759	23,726
Short-term investments	-	-	102	199	-	-	102	199
GMIB assets	-	-	-	-	636	777	636	777
Other derivative assets	-	-	24	2	-	-	24	2
Total financial assets at fair value, excluding separate accounts and real estate funds	$638	$665	$22,779	$22,530	$1,104	$1,509	$24,521	$24,704
Real estate funds priced at NAV as a practical expedient (2)							244	N/A
Financial liabilities at fair value
GMIB liabilities	$-	$-	$-	$-	$613	$762	$613	$762
Other derivative liabilities	-	-	21	25	-	-	21	25
Total financial liabilities at fair value, excluding separate accounts	$-	$-	$21	$25	$613	$762	$634	$787

(1) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  As of December 31, 2017, private equity securities of $70 million were included in the Level 3 amount.  See Note 10 for additional information on this accounting policy change.

(2) Beginning in 2018 upon adopting ASU 2016-01, certain real estate funds are carried at fair value (previously carried at cost) based on the Company’s ownership share of the equity of the investee (Net Asset Value (“NAV”) as a practical expedient) including changes in the fair value of its underlying investments.  The funds have a quarterly redemption frequency, a 45-90 day redemption notice period and $68 million in unfunded commitments as of September 30, 2018.  See Note 10 for additional information on this accounting policy change.  Prior periods are designated as not applicable (“N/A”) in this table.

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

Other derivatives classified in Level 2 represent over-the-counter instruments such as interest rate and foreign currency swap contracts.  Fair values for these instruments are determined using market observable inputs including forward currency and interest rate curves and widely published market observable indices.  Credit risk related to the counterparty and the Company is considered when estimating the fair values of these derivatives.  However, the Company is largely protected by collateral arrangements with counterparties and determined that no adjustment for credit risk was required as of September 30, 2018 or December 31, 2017.  The nature and use of these other derivatives are described in Note 11.

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

Quantitative Information about Unobservable Inputs

The following table summarizes the fair value and significant unobservable inputs used in pricing the following securities that were developed directly by the Company as of September 30, 2018 and December 31, 2017.  The range and weighted average basis point amounts (“bps”)  for liquidity and credit spreads (adjustment to discount rates) and price-to-earnings multiples for equity investments reflect the Company’s best estimates of the unobservable adjustments a market participant would make to calculate these fair values.

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

				Unobservable Adjustment
	Fair Value as of		Unobservable	Range (Weighted Average) as of
(Fair value in millions )	September 30, 2018	December 31, 2017	Input	September 30, 2018	December 31, 2017
Fixed maturities
Mortgage and other asset-backed securities	$141	$154	Liquidity	60 - 370 (80) bps	60 - 370 (90) bps
			Weighting of credit spreads	180 - 310 (240) bps	180 - 290 (230) bps
Corporate and government fixed maturities	275	446	Liquidity	70 - 930 (250) bps	70 - 1,650 (300) bps
Total fixed maturities	416	600
Equity securities
Private equity securities (1)	N/A	70	Price-to-EBITDA multiples	N/A	5.0 - 12.0 (8.9)
Hybrid equity securities	33	33	Liquidity	240 bps (3)	270 bps (3)
Total equity securities	33	103
Subtotal	449	703
Securities not priced by the Company (2)	19	29
Total Level 3 securities	$468	$732

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

GMIB contracts.  See discussion in Note 8.

Changes in Level 3 Financial Assets and Financial Liabilities Carried at Fair Value

The following table summarizes the changes in financial assets and financial liabilities classified in Level 3 for the three months and nine months ended September 30, 2018 and 2017.  Separate account asset changes are reported separately in the Separate Accounts section as the changes in fair values of these assets generally accrue directly to the policyholders.  Gains and losses reported in these tables may include net changes in fair value that are attributable to both observable and unobservable inputs.

For the Three Months Ended September 30, (In millions)	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities
	2018	2017	2018	2017	2018	2017
Balance at July 1,	$528	$751	$684	$777	$(653)	$(764)
Gains (losses) included in shareholders’ net income
GMIB fair value gain/(loss)	-	-	(39)	40	39	(40)
Other	-	(2)	2	(1)	(10)	6
Total gains (losses) included in shareholders’ net income	-	(2)	(37)	39	29	(34)
Gains (losses) included in other comprehensive income	2	(9)	-	-	-	-
Losses required to adjust future policy benefits for settlement annuities (1)	(2)	(2)	-	-	-	-
Purchases, sales, settlements
Purchases	3	37	-	-	-	-
Sales	-	(3)	-	-	-	-
Settlements	(14)	(30)	(11)	(18)	11	18
Total purchases, sales and settlements	(11)	4	(11)	(18)	11	18
Transfers into/(out of) Level 3
Transfers into Level 3	24	178	-	-	-	-
Transfers out of Level 3	(73)	(116)	-	-	-	-
Total transfers into/(out of) Level 3	(49)	62	-	-	-	-
Balance at September 30,	$468	$804	$636	$798	$(613)	$(780)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(1)	$1	$(37)	$39	$29	$(34)

For the Nine Months Ended September 30, (In millions)	Fixed Maturities & Equity Securities		GMIB Assets		GMIB Liabilities
	2018	2017	2018	2017	2018	2017
Balance at January 1,	$732	$776	$777	$799	$(762)	$(780)
Gains (losses) included in shareholders’ net income
GMIB fair value gain (loss)	-	-	(106)	44	108	(44)
Other	(21)	22	-	-	1	(1)
Total gains (losses) included in shareholders’ net income	(21)	22	(106)	44	109	(45)
Losses included in other comprehensive income	(8)	(12)	-	-	-	-
Gains (losses) required to adjust future policy benefits for settlement annuities (1)	(8)	7	-	-	-	-
Purchases, sales, settlements
Purchases	19	127	-	-	-	-
Sales	(11)	(73)	-	-	-	-
Settlements	(29)	(69)	(35)	(45)	40	45
Total purchases, sales and settlements	(21)	(15)	(35)	(45)	40	45
Transfers into/(out of) Level 3
Transfers into Level 3	44	254	-	-	-	-
Transfers out of Level 3 (2)	(250)	(228)	-	-	-	-
Total transfers into/(out of) Level 3	(206)	26	-	-	-	-
Balance at September 30,	$468	$804	$636	$798	$(613)	$(780)
Total gains (losses) included in shareholders’ net income attributable to instruments held at the reporting date	$(9)	$-	$(106)	$44	$109	$(45)

(1)  Amounts do not accrue to shareholders.

(2) Beginning in 2018, certain private equity securities are no longer carried at fair value under the policy election of ASU 2016-01 (Recognition and Measurement of Financial Assets and Financial Liabilities).  Private equity securities of $70 million as of December 31, 2017 are included in the September 30, 2018 Transfers out of Level 3 amount.

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  During 2018 and 2017, transfers between Level 2 and Level 3 primarily reflected changes in liquidity and credit risk estimates for certain private placement issuers across several sectors including foreign government, capital goods, consumer products, electric, energy, metals, mining, and  transportation.  As noted above, transfers out of Level 3 during 2018 also include $70 million of private equity securities that are no longer carried at fair value.

Separate Accounts

Fair values and changes in the fair values of separate account assets generally accrue directly to the policyholders and are excluded from the Company’s revenues and expenses.  See Note 10 to the Consolidated Financial Statements contained in the Company’s 2017 Form 10-K for additional policy information related to separate accounts.

As of September 30, 2018 and December 31, 2017, separate account assets were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	September	December	September	December	September	December	September	December
	30,	31,	30,	31,	30,	31,	30,	31,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Guaranteed separate accounts (see Note 16)	$206	$215	$276	$308	$-	$-	$482	$523
Non-guaranteed separate accounts (1)	1,335	1,536	5,353	5,298	257	292	6,945	7,126
Subtotal	$1,541	$1,751	$5,629	$5,606	$257	$292	7,427	7,649
Non-guaranteed separate accounts priced at NAV as a practical expedient (1)							735	774
Total separate account assets							$8,162	$8,423

(1)  Non-guaranteed separate accounts included $3.9 billion in assets supporting the Company’s pension plans as of September 30, 2018 and December 31, 2017, including $0.2 billion classified in Level 3 as of September 30, 2018 and $0.3 billion classified in Level 3 as of December 31, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Balance, beginning of period	$256	$316	$292	$331
Policyholder (losses) gains	(1)	(1)	42	36
Purchases, sales and settlements
Purchases	8	9	20	26
Sales	(1)	-	(73)	(52)
Settlements	(9)	(12)	(21)	(13)
Total purchases, sales and settlements	(2)	(3)	(74)	(39)
Transfers into (out of) Level 3
Transfers into Level 3	12	4	12	5
Transfers out of Level 3	(8)	(16)	(15)	(33)
Total transfers into (out of) Level 3	4	(12)	(3)	(28)
Balance, end of period	$257	$300	$257	$300

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

			Unfunded
	Fair Value as of		Commitments as of
			September 30,	Redemption Frequency	Redemption Notice
(In millions)	September 30, 2018	December 31, 2017	2018	(if currently eligible)	Period
Securities Partnerships	$472	$458	$302	Not applicable	Not applicable
Real Estate Funds	244	239	-	Quarterly	30-90 days
Hedge Funds	19	77	-	Up to Annually, varying by fund	30-90 days
Total	$735	$774	$302

Assets and Liabilities Measured at Fair Value under Certain Conditions

Some financial assets and liabilities are not carried at fair value each reporting period, but may be measured using fair value only under certain conditions, such as investments when they become impaired including real estate, partnership entities, commercial mortgage loans, and certain equity securities with no readily determinable fair value.  There were no such impaired investments written down to fair value during the nine months ended September 30, 2018.  Impaired values for these asset types representing less than 1% of total investments, were written down to their fair values, resulting in immaterial realized losses during the nine months ended September 30, 2017.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The following table includes the Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements at September 30, 2018 and December 31, 2017.  In addition to universal life products and capital leases, financial instruments that are carried in the Company’s Consolidated Financial Statements at amounts that approximate fair value are excluded from the following table.

	Classification in the	September 30, 2018		December 31, 2017
(In millions)	Fair Value Hierarchy	Fair Value	Carrying Value	Fair Value	Carrying Value
Commercial mortgage loans	Level 3	$1,819	$1,867	$1,766	$1,761
Long-term debt, including current maturities, excluding capital leases	Level 2	$25,153	$25,034	$5,730	$5,321

Fair values of off-balance sheet financial instruments were not material as of September 30, 2018 and December 31, 2017.

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

A. Investment Portfolio

Fixed Maturities

The amortized cost and fair value by contractual maturity periods for fixed maturities were as follows at September 30, 2018:

	Amortized	Fair
(In millions)	Cost	Value
Due in one year or less	$1,650	$1,656
Due after one year through five years	6,364	6,446
Due after five years through ten years	10,363	10,154
Due after ten years	3,960	4,474
Mortgage and other asset-backed securities	532	538
Total fixed maturities	$22,869	$23,268

Actual maturities of these securities could differ from their contractual maturities used in the table above.  This could occur because issuers may have the right to call or prepay obligations, with or without penalties.

Gross unrealized appreciation (depreciation) on fixed maturities by type of issuer is shown below.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In millions)	Cost	Appreciation	Depreciation	Value
As of September 30, 2018
Federal government and agency	$558	$194	$(5)	$747
State and local government	934	59	(3)	990
Foreign government	2,369	136	(14)	2,491
Corporate	18,476	421	(395)	18,502
Mortgage and other asset-backed	532	16	(10)	538
Total fixed maturities	$22,869	$826	$(427)	$23,268
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,266	$471	$(27)	$2,710
As of December 31, 2017
Federal government and agency	$541	$239	$(1)	$779
State and local government	1,196	93	(2)	1,287
Foreign government	2,360	142	(15)	2,487
Corporate	17,301	868	(81)	18,088
Mortgage and other asset-backed	469	29	(1)	497
Total fixed maturities	$21,867	$1,371	$(100)	$23,138
Investments supporting liabilities of the Company’s run-off settlement annuity business (included in above total) (1)	$2,200	$681	$(2)	$2,879

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

Based on this review, management believes the unrealized depreciation below to be temporary, and therefore has not impaired these amounts.  The table below summarizes fixed maturities in an unrealized loss position at September 30, 2018 and December 31, 2017 by the length of time these securities have been in an unrealized loss position.  These fixed maturities were primarily corporate securities with a decline in fair value that reflects an increase in market yields since purchase.

	September 30, 2018				December 31, 2017
	Fair	Amortized	Unrealized	Number	Fair	Amortized	Unrealized	Number
(Dollars in millions)	Value	Cost	Depreciation	of Issues	Value	Cost	Depreciation	of Issues
One year or less
Investment grade	$9,018	$9,281	$(263)	1,936	$3,272	$3,309	$(37)	797
Below investment grade	$878	$900	$(22)	959	$543	$553	$(10)	643
More than one year
Investment grade	$2,365	$2,496	$(131)	630	$1,503	$1,549	$(46)	373
Below investment grade	$185	$196	$(11)	122	$155	$162	$(7)	42

Equity Securities

Accounting policy.  Beginning in 2018, upon adopting ASU 2016-01 changes in the fair values of equity securities that have a readily determinable fair value (primarily exchange-traded funds) are reported in other realized investment gains (losses).  As of September 30, 2018, the fair values of these securities were $443 million and cost was $452 million.  Also beginning in 2018, private equity securities of $88 million as of September 30, 2018, that do not have a readily determinable fair value are carried at cost minus impairment, if any, plus or minus changes resulting from observable price changes.  The amount of impairments or value changes resulting from observable price changes was not material.

Equity securities also include hybrid investments consisting of preferred stock with call features that are carried at fair value with changes in fair value reported in other realized investment gains (losses) and dividends reported in net investment income.  As of September 30, 2018, fair values of these securities were $48 million and cost was $63 million, compared with fair value of $49 million and cost of $61 million as of December 31, 2017.

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

The following table summarizes the credit risk profile of the Company’s commercial mortgage loan portfolio based on loan-to-value and debt service coverage ratios, as of September 30, 2018 and December 31, 2017:

(Dollars in millions)	As of September 30, 2018			As of December 31, 2017
		Average Debt			Average Debt
	Carrying	Service Coverage	Average Loan-	Carrying	Service Coverage	Average Loan-
Loan-to-Value Ratio	Value	Ratio	to-Value Ratio	Value	Ratio	to-Value Ratio
Below 60%	$1,141	2.12		$1,109	2.03
60% to 79%	650	1.93		652	2.24
80% to 100%	76	1.49		-	-
Total	$1,867	2.03	58%	$1,761	2.11	57%

The Company’s annual in-depth review of its commercial mortgage loan investments is the primary mechanism for identifying emerging risks in the portfolio.  The most recent review was completed by the Company’s investment professionals in the second quarter of 2018 and included an analysis of each underlying property’s December 31, 2017 annual financial statements, rent rolls, operating plans and budgets for 2018, a physical inspection of the property and other pertinent factors.  Based on historical results, current leases, lease expirations and rental conditions in each market, the Company estimates the current year and future stabilized property income and fair value for each loan.  Based on property values and cash flows estimated as part of this review, and considering updates for loans where material changes were subsequently identified, the average loan to value ratio at September 30, 2018 is  generally consistent with last year and remains very strong.  The portfolio’s average debt service coverage ratio decreased slightly at September 30, 2018 compared with December 31, 2017 due to loans transitioning from interest only to amortizing payments.

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

As of September 30, 2018 and December 31, 2017, there were no impaired commercial mortgage loans.

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

Short-Term Investments and Cash Equivalents

A significant portion of the $19.9 billion of proceeds from the recent debt issuance referred to in Note 5 is included in cash equivalents. Credit quality or maturity date restrictions were placed on the investment of this portion of the proceeds as required by the debt issuance. In compliance with these restrictions, $16 billion was invested in cash equivalents including money market funds and Federal government securities as of September 30, 2018. The remaining proceeds are invested in interest-bearing cash accounts. Total short-term investments and cash equivalents included the following types of issuers:

	September 30,	December 31,
(In millions)	2018	2017
Corporate securities	$2,621	$1,143
Federal government securities	$6,495	$604
Foreign government securities	$98	$159
Money market funds	$10,015	$12

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Fixed maturities	$1	$20	$(45)	$36
Equity securities	-	6	(26)	40
Commercial mortgage loans	-	-	-	(1)
Other investments, including derivatives	(1)	91	35	139
Realized investment gains (losses) before income taxes	-	117	(36)	214
Less income tax (benefit) expense	(2)	42	(13)	74
Net realized investment gains (losses)	$2	$75	$(23)	$140

Included in the realized investment gains and losses in the above table were pre-tax asset write-downs on debt securities and other asset write-downs of $23 million for the nine months ended September 30, 2018 and $19 million for the nine months ended September 30, 2017.  Realized losses on equity securities still held at September 30, 2018 were $2 million for the three months and $28 million for the nine months ended September 30, 2018.

The following table presents sales information for available-for-sale securities (fixed maturities in 2018, and fixed maturities and equity securities in 2017).  Gross gains on sales and gross losses on sales exclude amounts required to adjust future policy benefits for the run-off settlement annuity business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Proceeds from sales	$657	$446	$1,930	$1,376
Gross gains on sales	$5	$26	$23	$85
Gross losses on sales	$(4)	$(3)	$(33)	$(7)

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

Accounting policy.  During the first quarter of 2018, the Company early adopted ASU 2017-12 (Targeted Improvements to Accounting for Hedging Activities) with no material impact to its financial statements.  The Company applies hedge accounting when derivatives are designated, qualified and highly effective as hedges. Under hedge accounting, the changes in fair value of the derivative and the hedged risk are generally recognized together and offset each other when reported in shareholders’ net income. Effectiveness is formally assessed and documented at inception and each period throughout the life of a hedge using various qualitative or quantitative methods appropriate for each hedge.  The Company excludes certain components of derivative instruments’ changes in fair value from the assessment of hedge effectiveness.  Derivatives are recorded on our balance sheet at fair value, see Note 9 for further information on our policies for determining fair value.  Derivative cash flows are generally reported in operating activities.

Swaption contracts used to hedge the benchmark interest rate on debt issued in 2018 expired during the third quarter of 2018 with no material impact to the Company’s financial statements.  In addition, during the first quarter of 2018, the Company terminated its Fair Value Hedge of Long-Term Corporate Debt (notional value of $750 million as of December 31, 2017) with no material impact to the Company’s financial statements.  The following tables provide information on the Company’s other specific applications of derivative financial instruments as of September 30, 2018 and December 31, 2017.

Fair Value Hedges of Fixed Maturity Bonds	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	September 30, 2018	December 31, 2017
	$478	$318

Purpose. To hedge the foreign exchange-related changes in fair values of certain fixed maturity foreign-denominated bonds.

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

Net Investment Hedge of Certain International Subsidiaries	Notional Value (in millions)
Type of instrument. Foreign currency swap contracts	September 30, 2018	December 31, 2017
	$439	$-

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

Economic Hedges of a Fixed Maturity Bond Portfolio	Notional Value (in millions)
Type of instrument. Foreign currency forward contracts	September 30, 2018	December 31, 2017
	$509	$255

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

Gross fair values of our derivative financial instruments are presented in Note 9.  As of September 30, 2018 and December 31, 2017, and for the three months and nine months ended September 30, 2018 and 2017, the effects of these derivative instruments on the Consolidated Financial Statements were not material, including amounts excluded from the assessment of hedge effectiveness, as well as associated gains or losses reclassified from accumulated other comprehensive income into shareholders’ net income.

Collateral and termination features.  The Company routinely monitors exposure to credit risk associated with derivatives and diversifies the portfolio among approved dealers of high credit quality to minimize this risk.  Certain of the Company’s over-the-counter derivative instruments contain provisions requiring either the Company or the counterparty to post collateral or demand immediate payment depending on the amount of the net liability position and predefined financial strength or credit rating thresholds.  Collateral posting requirements vary by counterparty.  The net asset or liability positions of these derivatives were not material as of September 30, 2018 or December 31, 2017.

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

The Company determined it was not a primary beneficiary in any material variable interest entities as of September 30, 2018 or December 31, 2017.  The Company’s involvement in variable interest entities where it is not the primary beneficiary is described below.

Securities limited partnerships and real estate limited partnerships.  The Company owns interests in securities limited partnerships and real estate limited partnerships defined as variable interest entities that invest in the equity or mezzanine debt of privately held companies and real estate properties.  General partners unaffiliated with the Company control decisions that most significantly impact these partnerships’ operations and the limited partners do not have substantive kick-out or participating rights.  The Company’s maximum exposure to these entities of $2.7 billion across approximately 130 limited partnerships as of September 30, 2018 includes $1.4 billion reported in other long-term investments and commitments to contribute an additional $1.3 billion.  The Company’s non-controlling interest in each of these limited partnerships is generally less than 10% of the partnership ownership interests.

Other asset-backed and corporate securities.  In the normal course of its investing activities, the Company also makes passive investments in certain asset-backed and corporate securities that are issued by variable interest entities whose sponsors or issuers are unaffiliated with the Company.  The Company receives fixed-rate cash flows from these investments and the maximum potential exposure to loss is limited to its carrying amount of $0.6 billion as of September 30, 2018, that is reported in fixed maturities.  The Company’s combined ownership interests are insignificant relative to the total principal amounts issued by these entities.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Securities
Beginning balance	$(31)	$436	$328	$362
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	65	-
Reclassification adjustment to retained earnings related to new financial instruments guidance(1)	-	-	(4)	-
Adjusted beginning balance	(31)	436	389	362
Appreciation (depreciation) on securities	2	(5)	(553)	163
Tax (expense) benefit	(1)	-	112	(62)
Net appreciation (depreciation) on securities	1	(5)	(441)	101
Reclassification adjustment for (gains) losses included in shareholders’ net income (net realized investment gains)	(1)	(26)	27	(76)
Tax benefit (expense)	-	9	(6)	27
Net (gains) losses reclassified from AOCI to net income	(1)	(17)	21	(49)
Other comprehensive (loss) income, net of tax	-	(22)	(420)	52
Ending balance	$(31)	$414	$(31)	$414

Derivatives
Beginning balance	$(19)	$-	$-	$3
Reclassification adjustment from retained earnings related to new hedging guidance(1)	-	-	(6)	-
Adjusted beginning balance	(19)	-	(6)	3
Appreciation (depreciation) on derivatives	2	(1)	(14)	(1)
Tax benefit	-	-	3	-
Net appreciation (depreciation) on derivatives	2	(1)	(11)	(1)
Reclassification adjustment for losses (gains) included in shareholders’ net income (net realized investment gains)	-	1	-	(3)
Tax benefit	-	-	-	1
Net losses (gains) reclassified from AOCI to net income	-	1	-	(2)
Other comprehensive income (loss), net of tax	2	-	(11)	(3)
Ending balance	$(17)	$-	$(17)	$-

Translation of foreign currencies
Beginning balance	$(176)	$(230)	$(65)	$(369)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	(4)	-
Adjusted beginning balance	(176)	(230)	(69)	(369)
Translation of foreign currencies	(31)	38	(136)	179
Tax (expense) benefit	2	(4)	-	(6)
Net translation of foreign currencies	(29)	34	(136)	173
Ending balance	$(205)	$(196)	$(205)	$(196)

(1) See Note 2 for further information about adjustments resulting from the Company’s adoption of new accounting standards in 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Postretirement benefits liability
Beginning balance	$(1,617)	$(1,352)	$(1,345)	$(1,378)
Reclassification adjustment to retained earnings related to U.S. tax reform legislation(1)	-	-	(290)	-
Adjusted beginning balance	(1,617)	(1,352)	(1,635)	(1,378)
Reclassification adjustment for amortization of net losses from past experience and prior service costs (other operating expenses)	19	16	53	48
Reclassification adjustment for settlement (other operating expenses)	-	-	-	6
Tax (expense)	(6)	(6)	(13)	(20)
Net adjustments reclassified from AOCI to net income	13	10	40	34
Valuation update	-	-	(12)	2
Tax benefit (expense)	-	-	3	-
Net change due to valuation update	-	-	(9)	2
Other comprehensive income, net of tax	13	10	31	36
Ending balance	$(1,604)	$(1,342)	$(1,604)	$(1,342)

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

As further discussed in Note 16, Cigna Corporation and the Cigna Pension Plan are defendants in a class action lawsuit related to the Plan’s conversion of certain employees from an annuity to a cash balance benefit in 1998.  When the required plan amendment related to this litigation is adopted, the pension benefit obligation will be updated to reflect benefits resulting from this litigation.

Pension and Other Postretirement Benefits.  Components of net pension and net other postretirement benefit costs were as follows:

	Pension Benefits				Other Postretirement Benefits
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In millions)	2018	2017	2018	2017	2018	2017	2018	2017
Service cost	$-	$-	$1	$1	$-	$-	$-	$-
Interest cost	42	47	126	140	2	2	6	7
Expected long-term return on plan assets	(64)	(66)	(192)	(195)	-	-	-	-
Amortization of:
Net loss from past experience	19	16	54	49	1	-	1	-
Prior service cost	-	-	-	-	(1)	-	(2)	(1)
Settlement loss	-	-	-	6	-	-	-	-
Net (benefit) cost	$(3)	$(3)	$(11)	$1	$2	$2	$5	$6

All components of pension and other postretirement benefit costs are reported in operating expenses.  The Company funds its domestic qualified pension plans at least at the minimum amount required by the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006.  The Company did not make any pension contributions during the nine months ended September 30, 2018, and does not expect to make any pension contributions for the remainder of 2018.

Note 15 — Income Taxes

A. Income Tax Expense

The consolidated effective tax rate decreased to 25.5% for the nine months ended September 30, 2018 compared with 31.0% for the nine months ended September 30, 2017.  The significantly lower effective tax rate for 2018 was attributable to a lower U.S. tax rate effective January 1, 2018 resulting from U.S. tax reform legislation enacted in 2017.  This favorable effect was partially offset by the reinstatement of the non-deductible health insurance industry tax in 2018 and the absence of an incremental tax benefit recognized in the second quarter of 2017 associated with merger-related costs (see Note 3).  During the third quarter of 2018, the Company updated its accounting for the provisional amounts first recognized in fourth quarter 2017 as a result of U.S. tax reform legislation by recording a tax benefit of $7 million.

The Company is subject to the global intangible low-taxed income (“GILTI”) provisions of U.S. tax reform that became effective January 1, 2018.  Unlike the rate change and the tax on unremitted foreign earnings, the GILTI rules did not trigger any provisional accounting in 2017.  However, they are effective prospectively beginning in 2018.  Based on our current understanding of these rules, the GILTI tax impact was immaterial for the nine months ended September 30, 2018.  Given the complexity of these provisions, further guidance is expected to be released in the fourth quarter of 2018.  The Company will evaluate the new guidance upon its release and make a determination of the impact.  It is the Company’s policy to recognize any GILTI taxes as period costs when incurred.

The Company’s foreign operations continue to maintain a significant portion of their earnings overseas.  These undistributed earnings are deployed outside of the United States predominantly in support of the liquidity and regulatory capital requirements of our foreign operations as well as to support growth initiatives overseas.  The Company does not intend to repatriate these earnings to the United States.  If the Company had intended to repatriate these foreign earnings to the United States, the Company would have recorded additional deferred tax liabilities of approximately $148 million for foreign withholding taxes as of September 30, 2018.  A portion of these taxes may be eligible for credit against the Company’s U.S. tax liability.

B. Unrecognized Tax Benefits

Changes in unrecognized tax benefits were immaterial for the nine months ended September 30, 2018.

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

The Company guarantees that separate account assets will be sufficient to pay certain life insurance or retiree benefits.  The sponsoring employers are primarily responsible for ensuring that assets are sufficient to pay these benefits and are required to maintain assets that exceed a certain percentage of benefit obligations.  If employers fail to do so, the Company or an affiliate of the buyer of the retirement benefits business (Prudential Retirement Insurance and Annuity Company or “Prudential”) has the right to redirect the management of the related assets to provide for benefit payments.  As of September 30, 2018 employers maintained assets that exceeded the benefit obligations under these arrangements of approximately $460 million.  Approximately 11% of these are reinsured by Prudential.  The remaining guarantees are provided by the Company with minimal reinsurance from third parties.  There were no additional liabilities required for these guarantees as of September 30, 2018.  Separate account assets supporting these guarantees are classified in Levels 1 and 2 of the GAAP fair value hierarchy (see Note 9).

The Company does not expect that these financial guarantees will have a material effect on the Company’s consolidated results of operations, liquidity or financial condition.

B. GMIB Contracts

See Note 8 for discussion.

C. Certain Other Guarantees

The Company had indemnification obligations to a lender of approximately $89 million as of September 30, 2018, related to a borrowing by a certain real estate joint venture that the Company records as an investment.  This borrowing (a nonrecourse obligation of the Company) matures in 2021 and is secured by the joint venture’s real estate property with a fair value in excess of the loan amount as of September 30, 2018.  The Company’s indemnification obligation would require payment to the lender for any actual damages resulting from certain acts such as unauthorized ownership transfers, misappropriation of rental payments by others or environmental damages.  Based on initial and ongoing reviews of property management and operations, the Company does not expect that payments will be required under this indemnification obligation.  Any payment that might be required could be recovered through a refinancing or sale of the assets.  The Company also has recourse to the partner for their proportionate share of amounts paid.  There were no liabilities required for this indemnification obligation as of September 30, 2018.

D. Guaranty Fund Assessments

The Company operates in a regulatory environment that may require its participation in assessments under state insurance guaranty association laws.  The Company’s exposure to assessments for certain obligations of insolvent insurance companies to policyholders and claimants is based on its share of business written in the relevant jurisdictions.

In first quarter 2017, the Commonwealth Court of Pennsylvania entered an order of liquidation of Penn Treaty Network America Insurance Company, together with its subsidiary American Network Insurance Company (collectively “Penn Treaty”, a long-term care insurance carrier), triggering guaranty fund coverage and a charge of approximately $130 million before-tax ($85 million after-tax).  As of September 30, 2018, the recorded liability for this assessment was approximately $42 million.  Updates to the amount of the Penn Treaty assessment were not material in 2018.  A portion of this assessment is expected to be offset in the future by premium tax credits that will be recognized in the period received.

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

Pending litigation and legal or regulatory matters that the Company has identified with a reasonably possible material loss are described below.  When litigation and regulatory matters present loss contingencies that are both probable and estimable, the Company accrues the estimated loss by a charge to shareholders’ net income.  The estimated loss is the Company’s best estimate of the probable loss at the time or an amount within a range of estimated losses reflecting the most likely outcome or the minimum amount of the range (if no amount is better than any other estimated amount in the range).  For material pending litigation and legal or regulatory matters discussed below, the Company provides disclosure in the aggregate of accruals and range of loss, or a statement that such information cannot be estimated.  The Company had pre-tax accruals as of September 30, 2018 of $240 million ($190 million after-tax) for the matter discussed below under “Litigation Matter” as well as litigation related to certain of the Company’s claim operating practices and disputes around reimbursement rates to providers.  Due to numerous uncertain factors presented in these cases, it is not possible to estimate an aggregate range of loss (if any) for these matters at this time.  In light of the uncertainties involved in these matters, there is no assurance that their ultimate resolution will not exceed the amounts currently accrued by the Company.  An adverse outcome in one or more of these matters could be material to the Company’s results of operations, financial condition or liquidity for any particular period.

Litigation Matter

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

In 2008, the District Court (1) affirmed the Company’s right to convert to a cash balance plan prospectively beginning in 1998; (2) found for plaintiffs on the disclosure claim only; and (3) required the Company to pay pre-1998 benefits under the pre-conversion traditional annuity formula and post-1997 benefits under the post-conversion cash balance formula.  From 2008 through 2015, this case has undergone a series of court proceedings that resulted in the original District Court order being largely upheld.  In 2015, the Company submitted to the District Court its proposed method for calculating the additional pension benefits due to class members and plaintiffs responded.

In January 2016, the District Court ordered the method of calculating the additional pension benefits due to class members.  The court order left several aspects of the calculation of additional plan benefits open to interpretation.  From that time through July 25, 2018, both parties have disputed various aspects of the Court’s interpretation and the Court has attempted to clarify.  On July 14, 2017, the Court issued a ruling clarifying certain aspects of the January 2016 order.  The Plaintiffs filed a motion for reconsideration of the July 14, 2017 ruling that was denied by the Court on November 7, 2017.  On July 25, 2018, the Court issued a preliminary oral ruling indicating  that the Plan should be amended promptly and remedy benefits should begin to be paid as soon as practicable thereafter.  However, a final written ruling was not issued.  After additional disputes were raised by the parties following the oral ruling, the Court ordered additional briefing, which was completed on September 6, 2018.  On October 17, 2018, the Court made an interim ruling on two issues relating only to the calculation of attorneys’ fees that increased the amount of the fees immediately payable as compared to previous guidance.  Based on preliminary analysis, management believes that the Company’s reserve for this litigation remains adequate.

Regulatory Matters

Civil Investigative Demand.  The DOJ is conducting an industry review of Medicare Advantage organizations’ risk adjustment practices under Medicare Parts C and D, including medical chart reviews and health exams.  The Company is currently responding to information requests (civil investigative demands) received from the DOJ (U.S. Attorney’s Offices for the Eastern District of Pennsylvania and the Southern District of New York).  We will continue to cooperate with the DOJ’s investigation.

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

In the Company’s segment disclosures, we present “operating revenues,” defined as total revenues excluding realized investment results and certain net investment income described in special items below.  Beginning in 2018, certain realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded due to the potential increased volatility in investment results after adopting ASU 2016-01.  Investment gains or losses are managed based on factors largely unrelated to the underlying business purpose of each segment and are not indicative of the underlying performance of the Company’s core business operations, so they are excluded from operating revenues.

The Company uses “adjusted income (loss) from operations” as its principal financial measure of segment operating performance because management believes it best reflects the underlying results of core business operations and permits analysis of trends in underlying revenue, expenses and profitability.  Adjusted income from operations is defined as shareholders’ net income (loss) excluding after-adjustments for realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•      Realized investment results, including changes in market values of financial instruments between balance sheet dates, as well as gains and losses associated with invested asset sales.  As discussed above, beginning in 2018, certain realized investment results from the Company’s equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

•      Amortization of other intangible assets related to costs incurred for acquisitions

•      Special items, if any, that management believes are not representative of the underlying results of operations due to the nature or size of these matters.  Further context about these items is provided in the footnotes listed in the following tables.

	Three Months Ended
	September 30, 2018		September 30, 2017
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Transaction-related costs
- Net investment income - see Note 3	$(13)	$(10)	$-	$-
- Other operating expenses - see Note 3	141	118	9	6
Total transaction-related costs	128	108	9	6
Charges associated with litigation matters - see Note 16	45	35	-	-
Charges associated with U.S. tax reform
- Other operating expenses - see Note 15	2	2	-	-
- Tax (benefit) - see Note 15	-	(7)	-	-
Total charges (benefits) associated with U.S. tax reform	2	(5)	-	-
Debt extinguishment costs - See Note 5	-	-	321	209
Total impact from special items	$175	$138	$330	$215

	Nine Months Ended
	September 30, 2018		September 30, 2017
(In millions)	Before-tax	After-tax	Before-tax	After-tax
Transaction-related costs
- Net investment income - see Note 3	$(13)	$(10)	$-	$-
- Other operating expenses - see Note 3	331	277	88	8
Total transaction-related costs	318	267	88	8
Charges associated with litigation matters - see Note 16	45	35	-	-
Charges associated with U.S. tax reform
- Other operating expenses - see Note 15	2	2	-	-
- Tax (benefit) - see Note 15	-	(7)	-	-
Total charges (benefits) associated with U.S. tax reform	2	(5)	-	-
Debt extinguishment costs - See Note 5	-	-	321	209
Long-term care guaranty fund assessment - see Note 16(D)	-	-	129	83
Total impact from special items	$365	$297	$538	$300

Summarized segment financial information was as follows:

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Three Months Ended September 30, 2018
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$8,995	$1,055	$1,032	$33	$(13)	$11,102
Net investment income	122	37	89	87	20	355
Less net realized investment (losses) from equity method subsidiaries (2)	-	(1)	-	-	-	(1)
Less special item (transaction-related costs)	-	-	-	-	13	13
Operating revenues	$9,117	$1,093	$1,121	$120	$(6)	$11,445
Total revenues	$9,121	$1,093	$1,124	$112	$7	$11,457
Shareholders’ net income (loss)	$750	$80	$106	$9	$(173)	$772
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains) losses (2)	(4)	-	(4)	8	(1)	(1)
Amortization of other acquired intangible assets, net	32	4	-	-	-	36
Special items
Transaction-related costs	-	-	-	-	108	108
Charges associated with litigation matters	35	-	-	-	-	35
U.S. tax reform	(9)	9	(2)	(1)	(2)	(5)
Total special items	26	9	(2)	(1)	106	138
Adjusted income (loss) from operations	$804	$93	$100	$16	$(68)	$945

Three Months Ended September 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$8,087	$954	$1,015	$29	$(11)	$10,074
Net investment income	89	31	84	86	8	298
Operating revenues	$8,176	$985	$1,099	$115	$(3)	$10,372
Total revenues	$8,251	$985	$1,136	$120	$(3)	$10,489
Shareholders’ net income (loss)	$610	$105	$97	$18	$(270)	$560
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains)	(47)	-	(24)	(4)	-	(75)
Amortization of other acquired intangible assets, net	12	4	-	-	-	16
Special items
Transaction-related costs	-	-	-	-	6	6
Debt extinguishment costs	-	-	-	-	209	209
Total special items	-	-	-	-	215	215
Adjusted income (loss) from operations	$575	$109	$73	$14	$(55)	$716

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2) Beginning in 2018, the Company’s share of certain realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in fees and other revenues) is excluded from operating revenues and adjusted income from operations.

(In millions)	Global Health Care	Global Supplemental Benefits	Group Disability and Life	Other Operations	Corporate	Total
Nine Months Ended September 30, 2018
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$26,994	$3,171	$3,089	$97	$(37)	$33,314
Net investment income including special items	362	107	275	260	32	1,036
Less net realized investment (losses) on equity method subsidiaries (2)	-	(23)	-	-	-	(23)
Less special item (transaction related costs)	-	-	-	-	13	13
Operating revenues	$27,356	$3,301	$3,364	$357	$(18)	$34,360
Total revenues	$27,345	$3,268	$3,356	$351	$(6)	$34,314
Shareholders’ net income (loss)	$2,372	$271	$267	$57	$(474)	$2,493
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment losses (2)	7	28	5	5	1	46
Amortization of other acquired intangible assets	59	15	-	-	-	74
Special items
Transaction-related costs	-	-	-	-	267	267
Charges associated with litigation matters	35	-	-	-	-	35
U.S. tax reform	(9)	9	(2)	(1)	(2)	(5)
Total special items	26	9	(2)	(1)	265	297
Adjusted income (loss) from operations	$2,464	$323	$270	$61	$(208)	$2,910

Nine Months Ended September 30, 2017
Premiums, fees and other revenues and mail order pharmacy revenues (1)	$24,382	$2,759	$3,070	$89	$(35)	$30,265
Net investment income	273	90	262	260	24	909
Operating revenues	$24,655	$2,849	$3,332	$349	$(11)	$31,174
Total revenues	$24,788	$2,861	$3,399	$351	$(11)	$31,388
Shareholders’ net income (loss)	$1,753	$283	$253	$55	$(373)	$1,971
After-tax adjustments to reconcile to adjusted income from operations
Net realized investment (gains)	(85)	(9)	(44)	(2)	-	(140)
Amortization of other acquired intangible assets	40	14	-	-	-	54
Special items
Transaction-related costs	-	-	-	-	8	8
Debt extinguishment costs	-	-	-	-	209	209
Long-term care guaranty fund assessment	68	-	15	-	-	83
Total special items	68	-	15	-	217	300
Adjusted income (loss) from operations	$1,776	$288	$224	$53	$(156)	$2,185

(1) Includes the Company’s share of the earnings of its joint ventures in China and India in the Global Supplemental Benefits segment.

(2) Beginning in 2018, the Company’s share of certain realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in fees and other revenues) is excluded from operating revenues and adjusted income from operations.

Revenue from external customers includes premiums, fees and other revenues and mail order pharmacy revenues.  The following table presents these revenues by product type for the periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Premiums by product (ASC 944 - insurance activities)
Global Health Care
Commercial
Guaranteed cost	$2,080	$1,591	$6,125	$4,656
Experience-rated	711	737	2,186	2,191
Stop loss	1,010	874	2,983	2,582
International health care	513	484	1,541	1,438
Dental	486	452	1,447	1,334
Other	260	247	777	736
Government
Medicare	1,455	1,324	4,414	4,174
Medicaid	247	253	725	806
Medicare Part D	157	169	574	601
Total Global Health Care	6,919	6,131	20,772	18,518
Disability	507	493	1,522	1,485
Life, Accident and Supplemental Health	1,539	1,428	4,629	4,208
Total premiums from ongoing operations	8,965	8,052	26,923	24,211
Fees (ASC 606 - service activities)
Global Health Care	1,325	1,219	3,984	3,652
Global Supplemental Benefits	7	6	22	18
Group Disability and Life	24	25	74	77
Total fees from ongoing operations	1,356	1,250	4,080	3,747
Mail order pharmacy (ASC 606 - service activities)	747	733	2,222	2,200
Other	34	39	89	107
Total revenues from external customers	$11,102	$10,074	$33,314	$30,265

Premiums from the Centers for Medicare and Medicaid Services (“CMS”) were 18% of consolidated revenues for the nine months ended September 30, 2018 and 17% for the nine months ended September 30, 2017.  These amounts were reported in the Global Health Care segment.

Item 2.                                Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating our financial condition as of September 30, 2018 compared with December 31, 2017 and our results of operations for the three months and nine months ended September 30, 2018 compared with the same periods last year.  We encourage you to read this MD&A in conjunction with our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), in particular the “Risk Factors” contained in Part I, Item 1A of that form.

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

We define operating revenues as total revenues excluding realized investment results and special items.  Beginning in 2018, certain realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded from operating revenues due to the potential increased volatility in investment results after adopting Accounting Standards Update (“ASU”) 2016-01.  Investment gains or losses are managed based on factors largely unrelated to the underlying business purpose of each segment and are not indicative of the underlying performance of our core business operations, so they are excluded from operating revenues.

We use adjusted income (loss) from operations as our principal financial measure of operating performance because management believes it best reflects the underlying results of our business operations and permits analysis of trends in underlying revenue, expenses and profitability.  We define adjusted income from operations as shareholders’ net income (loss) excluding after-tax adjustments for realized investment gains and losses, amortization of other acquired intangible assets and special items.  Income or expense amounts that are excluded from adjusted income from operations because they are not indicative of underlying performance or the responsibility of operating segment management include:

•                  Realized investment results, including changes in market values of financial instruments between balance sheet dates as well as gains and losses associated with invested asset sales.  As discussed above, beginning in 2018, certain realized investment results from our equity method joint ventures in the Global Supplemental Benefits segment are also excluded.

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

Forward-looking statements are subject to risks and uncertainties, both known and unknown, that could cause actual results to differ materially from those expressed or implied in forward-looking statements.  Such risks and uncertainties include, but are not limited to:  our ability to achieve our financial, strategic and operational plans or initiatives; our ability to predict and manage medical costs and price effectively and develop and maintain good relationships with physicians, hospitals and other health care providers; the impact of modifications to our operations and processes; our ability to identify potential strategic acquisitions or transactions and realize the expected benefits of such transactions, including with respect to the Merger; the substantial level of government regulation over our business and the potential effects of new laws or regulations or changes in existing laws or regulations; the outcome of litigation, regulatory audits, investigations, actions and/or guaranty fund assessments; uncertainties surrounding participation in government-sponsored programs such as Medicare; the effectiveness and security of our information technology and other business systems; unfavorable industry, economic or political conditions, including foreign currency movements; acts of war, terrorism, natural disasters or pandemics; our ability to obtain regulatory approvals required for the Merger or the requirement to accept conditions that could reduce the anticipated benefits of the Merger as a condition to obtaining regulatory approvals; the possibility that the anticipated benefits from the Merger (including anticipated synergies) cannot be realized in full or at all or may take longer to realize than expected; a longer time than anticipated to consummate the proposed Merger; problems regarding the successful integration of the businesses of Express Scripts and Cigna; unexpected costs regarding the proposed Merger; diversion of management’s attention from ongoing business operations and opportunities during the pendency of the Merger; potential litigation associated with the proposed Merger; the ability to retain key personnel; the availability of financing, including relating to the proposed Merger; effects on the businesses as a result of uncertainty surrounding the proposed Merger; as well as more specific risks and uncertainties discussed in Part I, Item 1A – Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2017 Form 10-K, Part II, Item 1A of this Quarterly Report on Form 10-Q and as described from time to time in our future reports filed with the Securities and Exchange Commission (the “SEC”) as well as the risks and uncertainties described in Express Scripts’ most recent report on Form 10-K and subsequent reports filed with the SEC.

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

For further information on our business and strategy, please see Part I, Item 1, “Business” in our 2017 Form 10-K.

Summarized below are key measures of our performance by reporting segment for the three months and the nine months ended September 30, 2018 and 2017:

Financial highlights by segment

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(Dollars in millions, except per share amounts)	2018	2017	% Change	2018	2017	% Change
Total revenues (1)	$11,457	$10,489	9%	$34,314	$31,388	9%
Operating revenues (1)
Global Health Care	$9,117	$8,176	12%	$27,356	$24,655	11%
Global Supplemental Benefits	1,093	985	11	3,301	2,849	16
Group Disability and Life	1,121	1,099	2	3,364	3,332	1
Other Operations	120	115	4	357	349	2
Corporate	(6)	(3)	(100)	(18)	(11)	(64)
Consolidated operating revenues	$11,445	$10,372	10%	$34,360	$31,174	10%
Shareholders’ net income (1)	$772	$560	38%	$2,493	$1,971	26%
Adjusted income (loss) from operations (1)
Global Health Care	$804	$575	40%	$2,464	$1,776	39%
Global Supplemental Benefits	93	109	(15)	323	288	12
Group Disability and Life	100	73	37	270	224	21
Other Operations	16	14	14	61	53	15
Corporate	(68)	(55)	(24)	(208)	(156)	(33)
Total adjusted income from operations	$945	$716	32%	$2,910	$2,185	33%
Earnings per share (diluted)
Shareholders’ net income (1)	$3.14	$2.21	42%	$10.14	$7.67	32%
Adjusted income from operations (1)	$3.84	$2.83	36%	$11.84	$8.50	39%

				As of September 30,
				2018	2017
Global medical customers (in thousands)				16,270	15,816	3%

(1) See page 49 for reconciliations of consolidated operating revenues to consolidated total revenues and adjusted income from operations to shareholders’ net income.

See Note 1 to the Consolidated Financial Statements for a description of our reporting segments.  For further analysis and explanation of individual segment results, see the “Segment Reporting” section of this MD&A beginning on page 57.

Consolidated results of operations (GAAP basis)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Premiums	$8,994	$8,075	11%	$27,005	$24,283	11%
Fees and other revenues	1,361	1,266	8	4,087	3,782	8
Net investment income including special items	355	298	19	1,036	909	14
Mail order pharmacy revenues	747	733	2	2,222	2,200	1
Net realized investment gains (losses)	-	117	(100)	(36)	214	(117)
Total revenues	11,457	10,489	9	34,314	31,388	9
Less: net realized investment gains (losses)	-	117	(100)	(36)	214	(117)
Less: net realized investment (losses) from equity method subsidiaries (1)	(1)	-	N/M	(23)	-	N/M
Less: special item (transaction-related costs, see Note 3)	13	-	N/M	13	-	N/M
Consolidated operating revenues	11,445	10,372	10	34,360	31,174	10
Global Health Care medical costs	5,360	4,845	11	16,098	14,684	10
Other benefit expenses	1,443	1,342	8	4,322	4,044	7
Mail order pharmacy costs	602	612	(2)	1,776	1,819	(2)
Operating expenses	2,971	2,838	5	8,666	7,905	10
Amortization of other acquired intangible assets	48	28	71	99	88	13
Total benefits and expenses	10,424	9,665	8	30,961	28,540	8
Income before income taxes	1,033	824	25	3,353	2,848	18
Income taxes	259	262	(1)	854	883	(3)
Net income	774	562	38	2,499	1,965	27
Less: net income (losses) attributable to noncontrolling interests	2	2	-	6	(6)	200
Shareholders’ net income	$772	$560	38%	$2,493	$1,971	26%

Reconciliation of shareholders’ net income to adjusted income from operations

	Three Months Ended		Change	Nine Months Ended		Change
	September 30,		Favorable	September 30,		Favorable
(In millions)	2018	2017	(Unfavorable)	2018	2017	(Unfavorable)
Shareholders’ net income	$772	$560	38%	$2,493	$1,971	26%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	(1)	(75)		46	(140)
Amortization of other acquired intangible assets	36	16		74	54
Special items
Transaction-related costs	108	6		267	8
Charges associated with litigation matters	35	-		35	-
U.S. tax reform	(5)	-		(5)	-
Debt extinguishment costs	-	209		-	209
Long-term care guaranty fund assessment	-	-		-	83
Total special items	138	215		297	300
Adjusted income from operations	$945	$716	32%	$2,910	$2,185	33%

Other key consolidated financial data

	Three Months Ended		Change		Nine Months Ended		Change
	September 30,		Favorable		September 30,		Favorable
(In millions)	2018	2017	(Unfavorable)		2018	2017	(Unfavorable)
Earnings per share (diluted)
Shareholders’ net income	$3.14	$2.21	42%		$10.14	$7.67	32%
After-tax adjustments required to reconcile to adjusted income from operations
Net realized investment (gains) losses (1)	-	(0.29)			0.19	(0.54)
Amortization of other acquired intangible assets	0.15	0.06			0.30	0.21
Special items
Transaction-related costs	0.43	0.03			1.09	0.03
Charges associated with litigation matters	0.14	-			0.14	-
U.S. tax reform	(0.02)	-			(0.02)	-
Debt extinguishment costs	-	0.82			-	0.81
Long-term care guaranty fund assessment	-	-			-	0.32
Adjusted income from operations	$3.84	$2.83	36%		$11.84	$8.50	39%
Effective tax rate	25.1%	31.8%	670	bps	25.5%	31.0%	550	bps

(1) Beginning in 2018, our share of certain realized investment results of equity method joint ventures in the Global Supplemental Benefits segment (reported in fees and other revenues) is excluded from operating revenues and adjusted income from operations.

Earnings, Revenue and Medical Customer Commentary

Shareholders’ net income increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to higher adjusted income from operations as discussed further below.

Adjusted income from operations increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to the impact of a lower U.S. tax rate effective January 1, 2018.  Customer growth and increased contributions from specialty products in our Global Health Care segment also contributed meaningfully to the increases.

Revenues for the three months and nine months ended September 30, 2018 increased compared with the same periods in 2017, primarily resulting from business growth in our Global Health Care and Global Supplemental Benefits segments.  Components of the revenue increases were as follows:

•                  Premiums increased, primarily reflecting customer growth in the Commercial segment including contributions from specialty products as well as growth in the Global Supplemental Benefits segment.  Also contributing to the increases were higher rates in our Commercial segment reflecting:  1) underlying medical cost trend; 2) suspension of the government’s cost share reduction subsidies; and 3) resumption of the health insurance industry tax.

•                  Fees and other revenues also increased, primarily due to growth in our specialty businesses and an increased customer base for our administrative services only (“ASO”) business.

•                  Net investment income was higher, reflecting growth in average assets and higher yields, largely driven by increased partnership income.  For the three months and nine months ended September 30, 2018, net investment income also included $13 million earned from proceeds on the debt issued in September 2018 that is reported as a special item.  These proceeds are classified as cash and cash equivalents in the Consolidated Balance Sheet.  See Note 5 to the Consolidated Financial Statements for additional information.

•                  Realized investment results declined for the three months and nine months ended September 30, 2018 reflecting lower gains on sales of alternative, partnership and fixed maturity investments as well as mark-to-market losses on equity securities reported in net income as required by ASU 2016-01 beginning in 2018.

Global medical customers.  Our medical customer base increased as of September 30, 2018 compared with September 30, 2017, reflecting growth primarily in our select and middle market segments.

Commentary on Other Components of Consolidated Results of Operations

•                  Global Health Care medical costs increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to customer growth in the Commercial segment and medical cost trend.

•                  Other benefit expenses increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, driven by customer growth in the Global Supplemental Benefits segment.

•                  Operating expenses increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 driven by the resumption of the health insurance industry tax in 2018, volume-based expenses reflecting business growth, spending on business initiatives and increased transaction-related costs.  These increases were partially offset by the absence of the third quarter 2017 debt extinguishment costs.  The absence of the long-term care guaranty fund assessment recognized in the first quarter of 2017 also partially offset the increase for the nine months ended September 30, 2018.

•                  Effective tax rates decreased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to a lower U.S. tax rate effective January 1, 2018.  This favorable effect was partially offset by resumption of the non-deductible health insurance industry tax in 2018 and, for the nine months, the absence of the incremental tax benefit recognized in the second quarter of 2017 associated with certain transaction costs of the terminated merger with Anthem, Inc.

Key Transactions and Developments

Proposed Acquisition of Express Scripts

On March 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Express Scripts Holding Company (“Express Scripts”), Halfmoon Parent, Inc., a direct wholly owned subsidiary of the Company (“New Cigna”), Halfmoon I, Inc., a direct wholly owned subsidiary of New Cigna (“Cigna Merger Sub”), and Halfmoon II, Inc., a direct wholly owned subsidiary of New Cigna (“Express Scripts Merger Sub”).  See Note 3 to the Consolidated Financial Statements for additional details of our proposed acquisition of Express Scripts (the “Merger”).  We have incurred material costs related to this proposed acquisition and we expect these costs to continue to be significant for the remainder of 2018.  These costs are being labeled as “transaction-related costs,” reported as a special item and excluded from adjusted income from operations.  See the “Liquidity and Capital Resources” section of the MD&A for further discussion of the financing for the proposed acquisition.

U.S. Tax Reform Legislation

Major U.S. tax reform legislation was enacted in December 2017.  The legislation was highlighted by a reduction in the corporate income tax rate to 21% effective January 1, 2018. Our effective tax rate declined significantly for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, contributing to a material increase in shareholders’ net income.  During the third quarter of 2018, the Company updated its accounting for the provisional amounts first recognized in 2017 as a result of U.S. tax reform legislation by recording a net tax benefit of $7 million.  See Note 15 to the Consolidated Financial Statements, for further information on the impacts of this legislation.

Health Care Industry Developments and Other Matters Affecting Our Global Health Care Segment

Our 2017 Form 10-K provides a detailed description of The Patient Protection and Affordable Care Act (the “ACA”) provisions and other legislative initiatives that impact our health care business, including regulations issued by the Centers for Medicare & Medicaid Services (“CMS”) and the Departments of the Treasury and Health and Human Services (“HHS”).  The table presented below provides an update of the impact of these items and other matters affecting our Global Health Care segment as of September 30, 2018.

Item	Description

Medicare Advantage (“MA”)

Medicare Star Quality Ratings (“Star Ratings”):  Medicare Advantage plans must have a Star Rating of four Stars or greater to qualify for bonus payments.  Approximately 60% of our Medicare Advantage customers were in a four Star or greater plan with bonus payments received in 2018.  We now expect that 72% and 76% of our Medicare Advantage customers will be in four Star or greater plans with bonus payments expected to be received in 2019 and 2020, respectively.

2019 MA Rates:  Final MA reimbursement rates for 2019 were published by CMS in April 2018.  We do not expect the new rates to have a material impact on our consolidated results of operations in 2019.

Health Care Reform Act Taxes and Fees

Health Insurance Industry Tax:  Federal legislation imposed a moratorium on the health insurance industry tax for 2017 and 2019.  The industry tax is being assessed in 2018 and, under current law, will be imposed in 2020.  The industry tax for Cigna in 2018 is approximately $370 million ($250 million for Commercial and $120 million for Government).  We recorded $94 million for the three months and $279 million for the nine months ended September 30, 2018 for the industry tax.  For our Commercial business, the tax is reflected in our 2018 premium rates, and did not have a material effect on shareholders’ net income for the nine months ended September 30, 2018.  For our Medicare business, the earnings impact in 2018 resulting from this renewed tax was somewhat offset with benefit and pricing changes.  Because this tax is not deductible for federal income tax purposes, it negatively impacted our effective tax rate for the nine months ended September 30, 2018, and we expect this negative effect to continue through the fourth quarter of 2018.

Public Health Exchanges

Market Participation:  For 2018, we offer individual coverage on six public health insurance exchanges in the following states:  Colorado, Illinois, Missouri, North Carolina, Tennessee and Virginia.  For 2019, we plan to expand our individual coverage to Arizona while continuing to offer coverage on all of the exchanges where we were represented in 2018.

Cost Sharing Reduction Subsidies:  The ACA provides for cost sharing reductions that offset the amount that qualifying customers pay for deductibles, copayments and coinsurance.  The federal government provided funding for the cost sharing reduction subsidies to the qualifying customer’s insurer until October 2017 when these payments were stopped.  The attorneys general of 18 states and the District of Columbia sued the Trump administration, seeking to require the administration to continue paying these subsidies.  In October 2017, the court denied the request of the attorneys general for an injunction, allowing the government to cease providing the cost sharing reduction payments to insurers during the pendency of the matter.  In July 2018, the court granted a motion by the states to dismiss the lawsuit without prejudice, meaning the states may refile a lawsuit at a later time.  Certain insurers have sued the federal government for failure to pay cost sharing reduction subsidies as well, and a judge in two of those actions has ruled in favor of the insurers.  The government is expected to appeal those decisions.  The U.S. Congress discussed the potential funding of these subsidies earlier this year and could revisit the issue in the future.  We will continue to monitor developments.  Our premium rates for the 2018 plan year reflect the government’s decision to cease paying these subsidies.

Risk Mitigation Programs

See the MD&A in our 2017 Form 10-K for a description of the allowance for the balance of our risk corridor receivable.  In June 2018, the U.S. Federal Circuit court ruled that health insurers are not entitled to receive amounts due under the risk corridor program that have been withheld by Congress.  The plaintiffs have asked the full Federal Circuit court to review this unfavorable decision.  As of September 30, 2018, we continue to carry this allowance based on the current status of court decisions.

In February 2018, a federal judge issued a decision invalidating the use of statewide average premium for risk adjustment purposes.  In response, on July 7th, CMS temporarily suspended collections and payments under the program.  On July 24th, CMS issued a final rule clarifying the 2017 program methodology and addressing issues raised in the ruling by the federal judge.  This rule clears the way for CMS to resume risk adjustment collections and payments for the 2017 program year.  Despite the issuance of a final rule, the resolution of the legal matter remains uncertain.  As of September 30, 2018, our financial statements reflect the risk adjustment balances for the 2018 and 2017 plan years under the rules currently in effect for the program.

The following table presents our balances associated with the risk adjustment program as of September 30, 2018 and December 31, 2017.

	Receivable (Payable) Balance
	September 30,	December 31,
(In millions)	2018	2017
Risk Adjustment
Receivables (1)	$90	$69
Payables (2)	(167)	(250)
Net risk adjustment	$(77)	$(181)

(1) Receivables, net of allowances, are reported in premiums, accounts and notes receivable in the Consolidated Balance Sheets.

(2) Payables are reported in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheets.

After-tax charges for the risk adjustment program were $38 million for the three months and $113 million for the nine months ended September 30, 2018 compared with $21 million and $72 million for the same periods in 2017.

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

•                  using proceeds from issuance of debt and equity securities; and

•                  borrowing from its subsidiaries, subject to applicable regulatory limits.

Cash flows for the nine months ended September 30, were as follows:

(In millions)	2018	2017
Operating activities	$3,644	$3,511
Investing activities	$(1,674)	$(1,100)
Financing activities	$19,115	$(1,968)

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

Cash provided by operating activities increased for the nine months ended September 30, 2018 compared with the same period in 2017, primarily driven by higher net income largely offset by the absence of an early receipt of October payments from CMS of approximately $710 million in 2017.

Investing activities

Cash flows from investing activities generally consist of net investment purchases or sales and net purchases of property and equipment including capitalized internal-use software, as well as cash used to acquire businesses.

Cash used in investing activities increased for the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to higher net investment purchases.

Financing activities

Cash flows from financing activities are generally comprised of issuances and repayment of debt, proceeds on the issuance of common stock resulting from stock option exercises, and stock repurchases.  In addition, the subsidiaries report net deposits and withdrawals to and from contractholder deposit fund liabilities (that include universal life insurance liabilities) because such liabilities are considered financing activities with policyholders.

Cash provided by financing activities increased significantly for the nine months ended September 30, 2018 compared with the same period in 2017, primarily due to proceeds from issuing debt in the third quarter of 2018 to finance the Express Scripts transaction.  Lower stock repurchases and repayments of long-term debt also contributed to the increase.

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

Year to date through October 31, 2018, we repurchased 1.3 million shares for approximately $275 million.  We paid $310 million for share repurchases in 2018, including payment of unsettled share repurchases at December 31, 2017 of $35 million.  We do not expect to conduct additional share repurchases prior to closing the Express Scripts acquisition.

Interest Expense

Interest expense on long-term debt, short-term debt and capital leases was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Interest expense	$91	$61	$219	$183

Interest expense for the three months and nine months ended September 30, 2017 does not include debt extinguishment costs.  The increase reflects an additional $33 million of interest expense attributable to issuing $20 billion of long-term debt in September 2018 to fund the Express Scripts acquisition.

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

At September 30, 2018, there was $21.2 billion in cash and marketable investments available at the parent company level.  This large increase in cash and investments reflects $19.9 billion of proceeds from notes issued in September 2018.  As discussed in Note 5 to the Consolidated Financial Statements, these proceeds are intended to be used to pay a portion of the cash consideration for the Express Scripts merger, to repay certain indebtedness of Express Scripts and its subsidiaries or to pay related fees and expenses. Proceeds not required for these purposes are intended to be used by New Cigna for general corporate purposes.  For the remainder of 2018, excluding the requirements for the Merger financing, the parent company’s cash obligations are approximately $125 million, primarily for interest payments and incurred but unpaid bridge financing fees.  Following the closing of the Merger, New Cigna will also make an incremental investment of $200 million to its charitable foundation and to support the communities in which it operates, with a continued focus on improving societal health.  The contribution is expected to be made in early 2019.

We expect to have sufficient liquidity to meet the obligations discussed above, based on the parent company’s current cash position and current projections for subsidiary dividends.  In addition, we expect to have sufficient liquidity to meet cash requirements for consummating the merger with Express Scripts that we currently estimate at approximately $27.5 billion, using additional parent cash from subsidiary dividends and:

•                  $3.0 billion from the 3-year Term Loan Credit Agreement that we established earlier in the year;

•                  $3.9 billion of the amount remaining from the Bridge Facility, if necessary; and

•                  borrowings of up to the limit of the Revolving Credit Agreement, if necessary.

See Note 5 to the Consolidated Financial Statements for further information on the Term Loan Credit Agreement, the Revolving Credit Agreement and the Bridge Facility. We had $10 million of letters of credit outstanding as of September 30, 2018.

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

Management believes we have adequate sources of liquidity to meet our operating requirements and requirements in connection with the pending Merger.  However, disruption or volatility in the capital and credit markets could affect our ability to access those markets for additional borrowings or could increase costs associated with borrowing funds.

We expect to finance the non-cash portion of the Merger as follows:

•                  Stock.  Express Scripts stockholders will receive 0.2434 of a share of common stock of New Cigna for every one share of Express Scripts common stock.  Based on the number of Express Scripts shares outstanding at the date of the Merger Agreement, we expect to issue approximately 137 million additional shares to Express Scripts stockholders.  Cigna stockholders will receive one share of New Cigna common stock for each share of Cigna common stock.

•                  Assumption of Express Scripts debt.  This debt will be paid upon its scheduled maturities in the normal course of business.

Upon closing the transaction, we expect that our debt-to-capitalization ratio will be approximately 49%.  We expect to deleverage to the upper 30’s within 18 to 24 months after the closing.  Based on interest rates on the debt issued in the third quarter of 2018 and that we anticipate incurring at closing, the additional debt financing is expected to increase annual interest payments by approximately $950  million in 2019, excluding interest on debt assumed from Express Scripts.

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

Contractual obligations.  We have updated certain obligations previously provided in our 2017 Form 10-K for the following items:

•                  Long-term debt:  As discussed further in Note 5 to the Consolidated Financial Statements, the Company issued $20.0 billion of debt to finance the Express Scripts transaction.

•                  Investment commitments:  the Company has entered into new commitments to invest in security partnerships and to purchase investments.

		Less than 1	1-3	4-5	After 5
(In millions, on an undiscounted basis)	Total	year	years	years	years
On-Balance Sheet
Long-term debt	$37,949	$91	$5,384	$5,113	$27,361
Off-Balance Sheet
Purchase obligations	$2,073	$691	$892	$390	$100

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

We have discussed the development and selection of our critical accounting estimates and reviewed the disclosures presented in our 2017 Form 10-K with the Audit Committee of our Board of Directors.  We regularly evaluate items that may impact critical accounting estimates.  Our most critical accounting estimates, as well as the effects of hypothetical changes in material assumptions used to develop each estimate, are described in the 2017 Form 10-K.  As of September 30, 2018, there were no significant changes to the critical accounting estimates from what was reported in our 2017 Form 10-K.

Goodwill

Our annual evaluations of goodwill for impairments were completed during the third quarter of 2018.  These evaluations were performed at the reporting unit level, based on discounted cash flow analyses or market data.  The estimated fair value of each of our reporting units exceeded their carrying values by adequate margins.

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

SEGMENT REPORTING

The following section of this MD&A discusses the results of each of our reporting segments.  In these segment discussions, we present “operating revenues,” defined as total revenues excluding realized investment results and “adjusted income from operations,” defined as shareholders’ net income (loss) excluding after-tax adjustments for realized investment results, amortization of other acquired intangible assets and special items.  Ratios presented in this segment discussion exclude the same items as adjusted income from operations.  See Note 17 to the Consolidated Financial Statements for additional discussion of these metrics.

In these segment discussions, we also present “adjusted margin,” defined as adjusted income from operations divided by operating revenues.

See the MD&A Executive Overview beginning on page 48 for summarized financial results of each of our reporting segments.

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

Results of Operations

Global Health Care segment financial	Three Months Ended				Nine Months Ended
summary	September 30,		Change		September 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)		2018	2017	Favorable (Unfavorable)
Operating revenues	$9,117	$8,176	12%		$27,356	$24,655	11%
Adjusted income from operations	$804	$575	40%		$2,464	$1,776	39%
Adjusted margin	8.8%	7.0%	180	bps	9.0%	7.2%	180	bps
Medical Care Ratios
Commercial	76.3%	77.1%	80	bps	75.4%	76.7%	130	bps
Government	80.7%	84.0%	330	bps	83.0%	85.4%	240	bps
Consolidated Global Health Care	77.5%	79.0%	150	bps	77.5%	79.3%	180	bps
Operating expense ratio	23.0%	22.5%	(50)	bps	22.8%	21.9%	(90)	bps

	As of September 30,
(In thousands)	2018	2017	% Change
Customers
Total Commercial risk	3,152	2,940	7%
Total Government	485	484	-
Total risk	3,637	3,424	6
Service	12,633	12,392	2
Total medical customers	16,270	15,816	3%

	As of
	September 30,	December 31,
(In millions)	2018	2017	% Change
Global Health Care medical costs payable	$2,955	$2,719	9%

Operating revenues.  The increases for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 were primarily due to customer growth in our Commercial segment including contributions from specialty products.  Also contributing to the increases were higher rates in our Commercial segment reflecting: 1) underlying medical cost trend; 2) suspension of the government’s cost share reduction subsidies; and 3) resumption of the health insurance industry tax.

Adjusted income from operations increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 reflecting the favorable effect of a lower U.S. tax rate in 2018 and strong ongoing performance in our Commercial business, including increased contributions from specialty products and improved margins in our U.S. individual business.

Medical care ratios.  The Commercial medical care ratios decreased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily reflecting the pricing impact of resumption of the health insurance industry tax.

The Government medical care ratio decreased for the three months ended September 30, 2018 compared with the same period in 2017, primarily reflecting higher premiums.  For the nine months ended September 30, 2018 compared with the same period in 2017, the Government medical care ratio decreased, reflecting higher premiums and lower medical costs in our Medicare business, partially offset by less favorable prior year reserve development.

Operating expense ratios.  The operating expense ratio increased for the three months ended September 30, 2018, compared to the same period in 2017, primarily reflecting the return of the health insurance tax, ongoing investments in growth and innovation, partially offset by continued effective expense management. The operating expense ratio increased for the nine months ended September 30, 2018, compared to the same period in 2017, primarily reflecting the return of the health insurance tax.

Other Items Affecting Health Care Results

Medical Customers

A medical customer is defined as a person meeting any one of the following criteria:

•                 is covered under a medical insurance policy, managed care arrangement, or service agreement issued by us;

•                 has access to our provider network for covered services under their medical plan; or

•                 has medical claims and services that are administered by us.

Our medical customer base was higher at September 30, 2018 compared to the same period in 2017, primarily reflecting growth in our middle market and select market segments.

Global Health Care Medical Costs Payable

Medical costs payable was higher at September 30, 2018 compared to December 31, 2017, primarily due to seasonality in our stop loss products, as well as customer growth.  See Note 6 to the Consolidated Financial Statements for additional information.

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

Results of Operations

Global Supplemental Benefits segment	Three Months Ended				Nine Months Ended
financial summary	September 30,		Change		September 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)		2018	2017	Favorable (Unfavorable)
Operating revenues	$1,093	$985	11%		$3,301	$2,849	16%
Adjusted income from operations	$93	$109	(15)%		$323	$288	12%
Operating revenues, using 2018 currency exchange rates	$1,093	$976	12%		$3,301	$2,908	14%
Adjusted income from operations, using 2018 currency exchange rates	$93	$108	(14)%		$323	$300	8%
Adjusted margin	8.5%	11.1%	(260)	bps	9.8%	10.1%	(30)	bps
Loss ratio	57.6%	54.4%	(320)	bps	56.4%	55.6%	(80)	bps
Acquisition cost ratio	16.4%	16.9%	50	bps	16.5%	17.0%	50	bps
Expense ratio (excluding acquisition costs)	16.3%	16.8%	50	bps	15.5%	17.0%	150	bps

Operating revenues increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to business growth, particularly in the United States and South Korea.

Adjusted income from operations decreased for the three months ended September 30, 2018 compared with the same period in 2017, reflecting unfavorable claims experience in the United States and higher taxes, partially offset by business growth, primarily in South Korea and China.  For the nine months ended September 30, 2018 adjusted income from operations increased compared with the same period in 2017, reflecting business growth, primarily in South Korea and China, and lower acquisition cost and operating expense ratios, partially offset by a higher loss ratio and higher taxes.

The segment’s loss ratios increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to higher claims in the United States and a shift in business mix to higher loss ratio products, partially offset by favorable claims experience in South Korea.

The acquisition cost ratios decreased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 due to a shift toward higher premium products with lower acquisition costs, primarily in the United States.

Operating expense ratio.  The operating expense ratios (excluding acquisition costs) decreased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 reflecting strong expense management.

Other Items Affecting Global Supplemental Benefits Results

For our Global Supplemental Benefits segment, South Korea is the single largest geographic market.  South Korea generated 49% of the segment’s operating revenues and 89% of the segment’s adjusted income from operations for the nine months ended September 30, 2018.  On a consolidated basis, our operations in South Korea represented 5% of our operating revenues and 10% of adjusted income from operations for the nine months ended September 30, 2018.

Group Disability and Life Segment

As described in the Segment Reporting introduction on page 57, the performance of the Group Disability and Life segment is measured using adjusted income from operations.  The key factors affecting adjusted income from operations for this segment are:

•                 premium growth, including new business and customer retention;

•                 net investment income;

•                 benefit expenses as a percentage of premiums (loss ratio); and

•                 operating expenses as a percentage of premiums and fees and other revenues (expense ratio).

Results of Operations

Group Disability and Life segment	Three Months Ended				Nine Months Ended
financial summary	September 30,		Change		September 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)		2018	2017	Favorable (Unfavorable)
Operating revenues	$1,121	$1,099	2%		$3,364	$3,332	1%
Adjusted income from operations	$100	$73	37%		$270	$224	21%
Adjusted margin	8.9%	6.6%	230	bps	8.0%	6.7%	130	bps
Loss ratio	74.9%	76.3%	140	bps	76.3%	76.9%	60	bps
Expense ratio	23.4%	23.3%	(10)	bps	23.5%	22.8%	(70)	bps

Operating revenues were higher for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 due to moderate business growth and higher investment income.

Adjusted income from operations increased for the three months ended September 30, 2018 compared with the same period in 2017, driven by a lower tax rate and favorable disability results, partially offset by less favorable life results.  For the nine months ended September 30, 2018, the increase is driven by a lower tax rate and higher investment income.

The segment’s loss ratios decreased for the three months ended September 30, 2018 compared with the same period in 2017 due primarily to favorable disability results, partially offset by less favorable life results.  For the nine months ended September 30, 2018 compared with the same period in 2017, the loss ratio decreased due to favorable disability and voluntary results.

Operating expense ratios increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017 due primarily to a higher commission rate and business investments.

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

Results of Operations

Other Operations segment financial	Three Months Ended				Nine Months Ended
summary	September 30,		Change		September 30,		Change
(In millions)	2018	2017	Favorable (Unfavorable)		2018	2017	Favorable (Unfavorable)
Operating revenues	$120	$115	4%		$357	$349	2%
Adjusted income from operations	$16	$14	14%		$61	$53	15%
Adjusted margin	13.3%	12.2%	110	bps	17.1%	15.2%	190	bps

Operating revenues for the three months and nine months ended September 30, 2018 were higher compared with the same periods in 2017 primarily due to higher premiums on experience-rated business.

Adjusted income from operations for the three months and nine months ended September 30, 2018 increased compared with the same periods in 2017, primarily reflecting a lower tax rate in 2018.

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

Corporate financial summary	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In millions)	2018	2017	% Change	2018	2017	% Change
Adjusted (loss) from operations	$(68)	$(55)	(24)%	$(208)	$(156)	(33)%

Corporate’s adjusted loss from operations increased for the three months and nine months ended September 30, 2018 compared with the same periods in 2017, primarily due to lower tax benefits, including lower excess tax benefits on stock compensation and the impact of a lower U.S. tax rate effective in 2018.  Lower operating expenses partially offset these increases.

INVESTMENT ASSETS

The following table presents our investment asset portfolio, excluding separate account assets, as of September 30, 2018 and December 31, 2017.  Additional information regarding our investment assets and related accounting policies is included in Notes 9, 10, 11, 12 and 13 to the Consolidated Financial Statements.

	September 30,	December 31,
(In millions)	2018	2017
Fixed maturities	$23,268	$23,138
Equity securities	579	588
Commercial mortgage loans	1,867	1,761
Policy loans	1,421	1,415
Other long-term investments	1,739	1,518
Short-term investments	102	199
Total investment assets	$28,976	$28,619

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

The following table reflects our fixed maturity portfolio by type of issuer as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(In millions)	2018	2017
Federal government and agency	$747	$779
State and local government	990	1,287
Foreign government	2,491	2,487
Corporate	18,502	18,088
Mortgage and other asset-backed	538	497
Total fixed maturities	$23,268	$23,138

The fixed maturity portfolio increased by $130 million during the nine months ended September 30, 2018, primarily reflecting an increase in investable funds, partially offset by declines in fair value due to increasing market interest rates.  As of September 30, 2018, $21 billion, or 90%, of the fixed maturities in our investment portfolio were investment grade (Baa and above, or equivalent), and the remaining $2.3 billion were below investment grade.  The majority of the bonds that were below investment grade were rated at the higher end of the non-investment grade spectrum.  These quality characteristics have not materially changed from the prior year and are consistent with our investment strategy.

State and local government.  Our investment in state and local government securities, with an average quality rating of Aa2, was diversified by issuer and geography with no single exposure greater than $35 million as of September 30, 2018.  We assess each issuer’s credit quality based on a fundamental analysis of underlying financial information and do not rely solely on statistical rating organizations or monoline insurer guarantees.

Foreign government.  We invest in high quality foreign government obligations, with an average quality rating of Aa3 as of September 30, 2018.  These investments were concentrated in Asia, primarily South Korea, consistent with the geographic locations of our international business operations.  Foreign government obligations also include $252 million of investments in European sovereign debt, none of which were in countries with significant political or economic concerns such as Portugal, Italy, Ireland, Greece, Spain or Turkey.

Corporate.  As of September 30, 2018, corporate fixed maturities included the following:

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

•

Investments in companies that are domiciled or have significant business interests in Italy, Ireland, Spain and Turkey were $461 million.  These investments have an average quality rating of Baa2 and are diversified by industry sector, including approximately 2% invested in financial institutions.

•

Investments in the energy and natural gas sector were $1.7 billion with gross unrealized losses of $31 million.  These investments have an average quality rating of Baa2 and were diversified by issuer with no exposure greater than $50 million.

•

Fixed maturity investments in the retail sector were approximately $426 million with gross unrealized losses of $12 million.  These investments have an average quality rating of Baa2 and were diversified across approximately 45 issuers with no exposure exceeding $45 million.

In addition to amounts classified in fixed maturities on our Consolidated Balance Sheets, we operate an insurance joint venture in China in which we have a 50% ownership interest.  We account for this joint venture on the equity basis of accounting and report it in other assets, including other intangibles.  This entity had an investment portfolio of approximately $5.7 billion at September 30, 2018 that was primarily invested in local Chinese corporate and government fixed maturities.  There were no investments with a material unrealized loss as of September 30, 2018.

Equity Securities

As of September 30, 2018, approximately $380 million in equity securities were invested in an exchange-traded fund (“ETF”) as part of a program to invest available cash in high quality and liquid assets.  The underlying assets of the ETF are primarily U.S. investment grade corporate bonds.  Upon adopting ASU 2016-01 effective January 1, 2018, unrealized gains of $10 million were reclassified from accumulated other comprehensive income to retained earnings.  Going forward, quarterly changes in market value are recognized in realized investment results.

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

Commercial real estate capital markets remain very active for well-leased, quality commercial real estate located in strong institutional investment markets.  The vast majority of properties securing the mortgages in our mortgage loan portfolio possess these characteristics.  As of September 30, 2018, we had $166 million of commercial mortgage loans secured by retail properties, a sector that has been under pressure generally.  The loan-to-value ratio for these loans was 48%, and the debt service coverage ratio was 2.08.

As of September 30, 2018, the $1.9 billion commercial mortgage loan portfolio consisted of approximately 67 loans that are all in good standing.  Given the quality and diversity of the underlying real estate, positive debt service coverage and significant borrower cash investment generally ranging between 30 and 40%, we remain confident that borrowers will continue to perform as expected under their contract terms.

Other Long-term Investments

As of September 30, 2018, other long-term investments of $1.7 billion included investments in securities limited partnerships and real estate limited partnerships, primarily in the form of closed end funds, as well as direct investments in real estate joint ventures.  The funds typically invest in mezzanine debt or equity of privately held companies (securities partnerships) and equity real estate.  Given our subordinate position in the capital structure of these underlying entities, we assume a higher level of risk for higher expected returns.  To mitigate risk, these investments are diversified across approximately 130 separate partnerships, and approximately 65 general partners who manage one or more of these partnerships.  Also, the funds’ underlying investments are diversified by industry sector or property type, and geographic region.  No single partnership investment exceeded 4% of our securities and real estate partnership portfolio.

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

We recognize interest income on problem bonds and commercial mortgage loans only when payment is actually received.  The amount that would have been reflected in net income if interest on non-accrual investments had been recognized in accordance with the original terms was not significant for the nine months ended September 30, 2018 or 2017.

The following table shows problem and potential problem investments at amortized cost, net of valuation reserves and write-downs:

	September 30, 2018			December 31, 2017
(In millions)	Gross	Reserve	Net	Gross	Reserve	Net
Problem bonds	$14	$(14)	$-	$25	$(7)	$18
Foreclosed real estate	-	-	-	46	-	46
Total problem investments	$14	$(14)	$-	$71	$(7)	$64
Potential problem bonds	$18	$(1)	$17	$31	$(1)	$30
Total potential problem investments	$18	$(1)	$17	$31	$(1)	$30

Problem and potential problem investments decreased by $77 million since December 31, 2017 due primarily to sales of foreclosed real estate and fixed maturity bonds.  There were no problem or potential problem mortgage loans at September 30, 2018 or December 31, 2017.

Investment Outlook

Despite growing concerns related to trade/tariffs, rising interest rates, and, more recently, the return of financial market volatility, investments continued to benefit from the strength of the U.S. economy and its financial markets through the first three quarters of 2018.  We continue to closely monitor global macroeconomic trends and their potential impact to our investment portfolio.  Certain sectors, such as retail, energy and natural gas have been volatile and we expect that to continue.  See the fixed maturities and commercial mortgage loan sections of this MD&A for further information on our investments in these sectors.  Future realized and unrealized investment results will be driven largely by market conditions that exist when a transaction occurs or at the reporting date.  These future conditions are not reasonably predictable; however, we believe that the vast majority of our investments will continue to perform under their contractual terms.  Based on our strategy to match the duration of invested assets to the duration of insurance and contractholder liabilities, we expect to hold a significant portion of these assets for the long term.  Although future impairment losses resulting from interest rate movements and credit deterioration due to both investment-specific and the global economic uncertainties discussed above remain possible, we do not expect these losses to have a material adverse effect on our financial condition or liquidity.

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

The change in fair value of a hypothetical 100 basis point increase in interest rates for certain financial instruments decreased due to $20 billion of newly-issued senior unsecured notes in September 2018.  The change in fair value of a hypothetical 100 basis points increase in interest rates on this newly-issued debt decreased the Company’s exposure to interest rate risk by $1.4 billion as of September 30, 2018.  Changes in the fair value of our long term debt do not impact our financial position or operating results.  More detailed information about long-term debt is included in Note 5 to the Consolidated Financial Statements.

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

Consummation of the Merger is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Merger under the federal Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”).  While the Antitrust Division of the Department of Justice cleared the Merger in September 2018, terminating the applicable waiting period under the HSR Act, at any time before or after the Merger is consummated, any of the Department of Justice, the Federal Trade Commission or U.S. state attorneys general could take action under the antitrust laws in opposition to the Merger, including seeking to enjoin completion of the Merger, condition completion of the Merger upon the divestiture of assets of Cigna, Express Scripts or their subsidiaries or impose restrictions on the combined company’s post-merger operations.  These could negatively affect the results of operations and financial condition of the combined company following completion of the Merger.  Any such requirements or restrictions may prevent or delay completion of the Merger or may reduce the anticipated benefits of the Merger, which could also have a material adverse effect on the combined company’s business and cash flows, financial condition and results of operations.  Additionally, Cigna has agreed to accept certain remedies, conditioned on the closing, and may take other actions that Cigna determines in its sole discretion to take, to the extent necessary to ensure satisfaction, on or prior to the termination date of the Merger Agreement (as it may be extended), of certain conditions to the closing of the Merger relating to regulatory approvals.

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

The Merger is subject to a number of closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Merger will not be completed.  These conditions include, among others:  (1) the absence of certain legal restraints prohibiting completion of the Merger; (2) the absence of certain actions or proceedings seeking to prohibit consummation of the Merger; (3) the receipt of certain regulatory approvals and consents without the imposition, individually or in the aggregate, of any condition that would result in, or would be reasonably likely to result in, individually or in the aggregate, a material adverse effect on Cigna, Express Scripts and their respective subsidiaries, taken as a whole, after giving effect to the Merger, including the synergies expected to be realized from the Merger; (4) the approval for listing of the shares of New Cigna common stock on the NYSE to be issued to Cigna stockholders and Express Scripts stockholders; and (5) the effectiveness of the registration statement to be filed by New Cigna in connection with the Merger.  In addition, each of Cigna’s and Express Scripts’ obligation to complete the Merger is subject to the accuracy of the other party’s representations and warranties in the Merger Agreement (subject in most cases to “materiality” and “material adverse effect” qualifications), the other party’s compliance with its covenants and agreements in the Merger Agreement in all material respects and such party’s receipt of a legal opinion from its tax counsel with respect to the tax treatment of the Merger.

The conditions to the closing may not be fulfilled and, accordingly, the Merger may not be completed.  In addition, if the Merger is not completed by December 8, 2018 (subject to extension to June 8, 2019 in certain circumstances), Cigna or Express Scripts may choose not to proceed with the Merger.  Moreover, the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger.  In addition, each of Cigna and Express Scripts may elect to terminate the Merger Agreement in certain other circumstances.  If the Merger Agreement is terminated, Cigna may incur substantial fees in connection with termination of the Merger Agreement and it will not realize the anticipated benefits of the Merger.

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

Consummation of the Merger is not conditioned on Cigna’s ability to obtain financing.  Cigna expects to use cash on hand and debt financing to fund the cash component of the Merger Consideration.  During the third quarter of 2018, New Cigna issued $20 billion of senior unsecured notes.  Additional debt financing could take any of several forms or any combination of them, including but not limited to the following:  (1) New Cigna may borrow under the Bridge Facility; (2) New Cigna may borrow up to $3.0 billion under the Term Loan Credit Agreement; (3) New Cigna may borrow under the Revolving Credit Agreement; and (4) Cigna and/or New Cigna may issue commercial paper.  The Term Loan Credit Agreement contains and the Commitment Letter contemplates customary conditions to funding, affirmative covenants, negative covenants and events of default.  There is a risk that these conditions or covenants will not be satisfied or complied with, as applicable, on a timely basis or at all.  There is also a risk that one or more members of the lending syndicate will default on its obligations to provide its committed portion of the financing (and the commitments of any defaulting syndicate member may not be replaced on a timely basis or at all).  There are a number of risks and uncertainties associated with the execution of a capital markets financing.  All of these risks are magnified given the scale and complexity of financing required to consummate the transactions contemplated by the Merger Agreement.  Any failure of Cigna or New Cigna to satisfy and comply with conditions under its existing financing arrangements or raise additional or replacement financing could delay or impede the closing of the Merger.

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

Each of Cigna and Express Scripts has contracts with customers, vendors, licensors, joint venture partners, lenders and other business partners that may require Cigna or Express Scripts, as applicable, to obtain consents from these other parties in connection with the Merger.  If these consents cannot be obtained, the counterparties to these contracts and other third parties with which Cigna and/or Express Scripts currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with either party or both parties in anticipation of the Merger, or with the combined company following the Merger.  The pursuit of such rights may result in Cigna, Express Scripts or the combined company suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements or losing rights that are material to its business.  Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Merger.  The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Merger or the termination of the Merger Agreement.

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

In addition, Cigna may be required to pay a termination fee of $1.6 billion to Express Scripts if the Merger is not consummated under specified circumstances.  In addition, since the Merger Agreement has been adopted by the stockholders of Cigna, Cigna’s right to terminate the Merger Agreement in response to a superior proposal has been eliminated.  While Cigna believes these provisions are reasonable, customary and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all or a significant part of Cigna from considering or proposing such acquisition, even if such party were prepared to enter into an agreement that may be more favorable to Cigna and/or its stockholders.  Furthermore, the requirement to pay a termination fee under certain circumstances may result in a third party proposing to pay a lower per-share price to acquire Cigna than it might otherwise have proposed to pay because of the added expense of the $1.6 billion termination fee that may become payable by Cigna in certain circumstances.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about Cigna’s share repurchase activity for the quarter ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total # of shares purchased (1)	Average price paid per share	Total # of shares purchased as part of a publicly announced program (2)	Approximate dollar value of shares that may yet be purchased as part of publicly announced program (3)
July 1-31, 2018	4,297	$ 172.03	-	$ 2,723,207,261
August 1-31, 2018	767	$ 188.44	-	$ 2,723,207,261
September 1-30, 2018	682	$ 194.04	-	$ 2,723,207,261
Total	5,746	$ 176.83	-	N/A

(1) Includes shares tendered by employees as payment of taxes withheld on the vesting of restricted stock and strategic performance shares granted under the Company’s equity compensation plans.  Employees tendered 4,297 shares in July, 767 shares in August and 682 shares in September 2018.

(2) Additionally, the Company maintains a share repurchase program, authorized by the Board of Directors.  Under this program, the Company may repurchase shares from time to time, depending on market conditions and alternate uses of capital.  The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions and alternate uses of capital.  The share repurchase program may be effected through open market purchases or privately negotiated transactions in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including through Rule 10b5-1 trading plans.  The program may be suspended or discontinued at any time.  No shares were repurchased from October 1, 2018 through October 31, 2018.  The remaining share repurchase authority authorization under the program was $2.7 billion as of November 1, 2018.  The Company does not expect to conduct additional share repurchases prior to closing the Express Scripts combination.

(3) Approximate dollar value of shares is as of the last date of the applicable month.

Item 6.                                EXHIBITS

INDEX TO EXHIBITS

Number	Description	Method of Filing
3.1	Restated Certificate of Incorporation of the registrant as last amended April 25, 2018	Filed as Exhibit 3.1 to the registrant’s Form 8-K filed April 30, 2018 and incorporated herein by reference.
3.2	By-Laws of the registrant as last amended and restated April 25, 2018	Filed as Exhibit 3.2 to the registrant’s Form 8-K filed April 30, 2018.
4.1	Indenture, dated as of September 17, 2018, between Halfmoon Parent, Inc. and U.S. Bank National Association, as trustee	Filed as Exhibit 4.1 to the registrant’s Form 8-K filed September 21, 2018.
4.2	Supplemental Indenture, dated as of September 17, 2018, between Halfmoon Parent, Inc. and U.S. Bank National Association, as trustee	Filed as Exhibit 4.2 to the registrant’s Form 8-K filed September 21, 2018.
4.3

Registration Rights Agreement, dated as of September 17, 2018, by and among Halfmoon Parent, Inc. and Morgan Stanley & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the Initial Purchasers named in Schedule I to the Purchase Agreement

Filed as Exhibit 4.3 to the registrant’s Form 8-K filed September 21, 2018.
10.1	Agreement and Release between the Company and Christopher J. Hocevar dated September 26, 2018	Filed herewith.
12	Computation of Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Chief Executive Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
32.2	Certification of Chief Financial Officer of Cigna Corporation pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350	Furnished herewith.
101

Financial statements from the quarterly report on Form 10-Q of Cigna Corporation for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Total Equity; (v) the Consolidated Statements of Cash Flow; and (vi) the Notes to the Consolidated Financial Statements

Filed herewith.

Shareholders may obtain copies of exhibits by writing to Cigna Corporation, Shareholder Services Department, 1601 Chestnut Street, Philadelphia, PA 19192.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cigna Corporation

Date:	November 1, 2018
By:	/s/ Eric P. Palmer

Eric P. Palmer
Executive Vice President Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)